Form 10-Q
period 1995-03-31
USB HOLDING CO INC
filed 1995-05-12
CIK 707805

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended March 31, 1995 Commission File No. 010950
                             --------------


                             U.S.B. HOLDING CO., INC.
                             ------------------------

              (Exact name of registrant as specified in its charter)


                  DELAWARE                           36-3197969
                  --------                           ----------

            (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)        Identification No.)


                 100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK 10962
                 -----------------------------------------------
              (Address of principal executive office with zip code)

                                   914-365-4600
                                   ------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                              YES  X      NO
                                  -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                    OUTSTANDING AT MAY 2, 1995
                -----                    --------------------------
        Common stock, par value
           $5 per share                          2,482,403

                             U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS


                                                                PAGE NO.

PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF CONDITION AS
         OF MARCH 31, 1995 AND DECEMBER 31, 1994
         (UNAUDITED)                                               1

         CONSOLIDATED STATEMENTS OF INCOME FOR THE
         THREE MONTHS ENDED MARCH 31, 1995 AND 1994
         (UNAUDITED)                                               2

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         THE THREE MONTHS ENDED MARCH 31, 1995 AND
         1994 (UNAUDITED)                                          4

         CONSOLIDATED STATEMENT OF CHANGES IN
         STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
         ENDED MARCH 31, 1995 (UNAUDITED)                          6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)                                               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                               12

PART II. OTHER INFORMATION AND SIGNATURES                         17

                     PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)


                                               March 31,       December 31,
                                                 1995              1994
                                               ---------       ------------
                                                (000's Except Share Data)
ASSETS
Cash and due from banks                         $ 15,476         $ 19,464
Federal funds sold                                25,000            5,001
                                                --------         --------
Cash and cash equivalents                         40,476           24,465
Interest-bearing deposits in other banks and
     other temporary investments                   2,463            1,186
Securities:
  Available for sale at fair value                86,979           75,944
  Held to maturity (fair value $142,331
     in 1995 and $143,961 in 1994)               144,410          149,580
Loans held for sale                                1,196            3,272
Loans, net of allowance for loan losses of
     $3,323 in 1995 and $3,320 in 1994           340,787          326,978
Premises and equipment, net                       10,850           10,794
Accrued interest receivable                        4,883            4,385
Other real estate owned (OREO)                       794              544
Other assets                                       5,100            5,455
                                                --------         --------
TOTAL ASSETS                                    $637,938         $602,603
                                                --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing demand deposits            $ 71,175         $ 78,585
Interest-bearing deposits:
     Money Market                                 69,851           71,200
     Savings                                     121,629          116,404
     NOW                                          38,738           39,777
     Time                                        279,253          237,896
                                                --------         --------
Total deposits                                   580,646          543,862
Accrued interest payable                           1,633            1,108
Accrued expenses and other liabilities             1,754            1,614
Federal funds purchased and Federal Home
     Loan Bank advances                           10,500           15,900
Long-term debt qualifying as regulatory capital    1,800            1,800
                                                --------         --------
Total liabilities                                596,333          564,284
Commitments and contingencies (Note 7)
Stockholders' equity:
     Preferred stock, no par value; authorized
        shares 100,000;  outstanding shares:
        37,500                                     3,750            3,750
     Common stock, $5 par value; 7,000,000
       shares authorized and issued shares of
       2,562,524 in 1995 and 2,535,400 in 1994    12,813           12,677
     Additional paid-in capital                   12,769           12,452
     Retained earnings                            14,530           13,180
     Treasury stock, 86,316 shares                (1,075)          (1,075)
     Unrealized loss on available for sale
       securities, net of tax                     (1,182)          (2,665)
                                                --------         --------
Total stockholders' equity                        41,605           38,319
                                                --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $637,938         $602,603
                                                --------         --------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     Three Months Ended
                                                   March 31,       March 31,
                                                     1995            1994
                                                  ----------       ---------
                                                   (000's Except Share Data)
INTEREST INCOME:
Interest and fees on loans                         $ 7,716         $ 6,128
Interest on Federal funds sold                         273              22
Interest and dividends on securities:
     U.S. Treasury and Government agencies           2,330           1,694
     Obligations of states and political
          subdivisions                                 886             867
     Corporate and other                               309             388
Interest on deposits in other banks and
     other temporary investments                        25              11
Dividends on Federal Home Loan Bank stock               41              43
                                                  --------        --------
Total interest income                               11,580           9,153
                                                  --------        --------

INTEREST EXPENSE:
Interest on deposits                                 5,410           3,234
Interest on Federal funds purchased and Federal
     Home Loan Bank advances                           185              85
Interest on long-term debt                              42              29
                                                  --------        --------
Total interest expense                               5,637           3,348
                                                  --------        --------

NET INTEREST INCOME                                  5,943           5,805
Provision for loan losses                              200             135
                                                  --------        --------
Net interest income after provision for
     loan losses                                     5,743           5,670
                                                  --------        --------

NON-INTEREST INCOME:
Gain (loss) on securities transactions - net           (57)            172
Gain (loss) on loans held for sale - net                14            (235)
Service charges and fees                               644             649
Other income                                           248             165
                                                  --------        --------
Total non-interest income                              849             751
                                                  --------        --------

NON-INTEREST EXPENSES:
Salaries                                             1,474           1,250
Employee benefits                                      648             702
Occupancy and equipment expense                        776             701
Advertising and business development                   188             134
Professional fees                                      185             148
Communications                                         146             126
Stationery and printing                                 72              46
FDIC insurance                                         303             266
Other expenses                                         391             317
                                                  --------        --------
Total non-interest expenses                          4,183           3,690
                                                  --------        --------
Income before income taxes                           2,409           2,731
Provision for income taxes                             709             889
                                                  --------        --------

NET INCOME                                        $  1,700         $ 1,842
                                                  --------        --------

NET INCOME PER COMMON AND COMMON EQUIVALENT
 SHARE                                            $    .64         $   .73
                                                  --------        --------





WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                   2,549,449       2,398,657
                                                 ---------       ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     Three Months Ended
                                                   March 31,       March 31,
                                                     1995            1994
                                                   ---------       ---------
                                                            (000's)
OPERATING ACTIVITIES:
Net income                                        $  1,700         $  1,842
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                            200              135
  Depreciation and amortization                        357              321
  Amortization/accretion of premiums/discounts on
    securities - net                                    18              253
  (Gain) loss on securities transactions - net          57             (172)
  (Gain) loss on loans held for sale - net             (14)             235
Origination of loans held for sale                    (598)          (5,148)
Proceeds from sales of loans held for sale           2,674            9,118
Increase in accrued interest receivable               (498)            (843)
Other - net                                            435              162
                                                  --------         --------
Net cash provided by operating activities            4,331            5,903
                                                  --------         --------

INVESTING ACTIVITIES:
Proceeds from sales of securities available
  for sale                                          22,367           12,611
Proceeds from sales of securities held to
  maturity                                             260                -
Proceeds from principal paydowns and maturities
  of securities available for sale                   7,937           12,240
Proceeds from maturities of securities held to
  maturity                                           6,970           12,661
Purchases of securities available for sale         (39,291)         (12,949)
Purchases of securities held to maturity            (2,087)         (34,766)
Net decrease (increase) in interest bearing
  deposits in other banks and other temporary
  investments                                       (1,277)             495
Loans originated, net of principal collections     (14,269)         (35,760)
Loans purchased                                       (350)               -
Purchases of premises and equipment - net             (391)            (250)
Proceeds from sales of OREO                            324              205
                                                  --------         --------
Net cash used for investing activities             (19,807)         (45,513)
                                                  --------         --------

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing
  deposits, NOW, money market and savings accounts  (4,573)           6,243
  Increase in time deposits, net of
    withdrawals and maturities                      41,357           12,379
  Net increase (decrease) in Federal funds
    purchased and Federal Home Loan advances -
    short-term                                      (5,400)          23,050
Cash dividends paid                                   (350)            (343)
Proceeds from issuance of common stock                 453              206
                                                  --------         --------
Net cash provided by financing activities           31,487           41,535
                                                  --------         --------

INCREASE IN CASH AND CASH EQUIVALENTS               16,011            1,925
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      24,465           14,439
                                                  --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 40,476         $ 16,364
                                                  --------         --------

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     Three Months Ended
                                                   March 31,       March 31,
                                                     1995            1994
                                                   ----------      ---------
                                                            (000's)
Supplemental Disclosures:
  Interest paid                                   $  5,112         $  3,322
                                                  --------         --------
  Income tax payments                             $    363         $    549
                                                  --------         --------
  Transfer of assets to OREO                      $    624         $    330
                                                  --------         --------
  Loans securitized into mortgage-backed
    securities                                    $      -         $  1,024
                                                  --------         --------
  Unrealized gain (loss) on available for sale
    securities - net of ($823) and $294 in
    deferred tax assets in 1995 and 1994,
    respectively.                                 $  1,483         $   (549)
                                                  --------         --------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 1995 (000's except share data)


                                                                                  Unrealized
                                                                                  Gain (Loss)
                   Common     Common  Preferred   Additional                      on Available
                   Shares     Stock     Stock      Paid-In    Retained  Treasury    for Sale
                 Outstanding  $5 Par   No Par      Capital    Earnings   Stock     Securities
                 -----------  ------   ------      -------    --------   -----     ----------
Balance at
 January 1,
 1995             2,449,084  $12,677    $3,750     $12,452    $13,180   $(1,075)   $(2,665)

Net income                                                      1,700

Cash dividends:
  Common stock
    ($.11 per
    share)                                                       (271)
  Preferred
    stock                                                         (79)
Common stock
  issued:
  Incentive
    stock
    options
    exercised
    ($6.92 to
    $10.75 per
    share)           12,854       65                    57
  Directors'
    stock
    option
    exercised
    ($9.95 per
    share)            1,825        9                     9
  Dividend
    Reinvest-
    ment Plan        12,445       62                   251
Change in un-
  realized loss
  on available
  for sale
  securities,
  net of tax
  effect                                                                             1,483
                  ---------  -------   ------      -------    -------   -------    -------
Balance at
   March 31,
   1995           2,476,208  $12,813   $3,750      $12,769    $14,530   $(1,075)   $(1,182)
                  ---------  -------   ------      -------    -------   -------    -------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  PRINCIPLES OF CONSOLIDATION

    In 1983, U.S.B. Holding Co., Inc. (the Company) issued on a one-for-one basis, its common stock in exchange for all of the outstanding stock in Union State Bank (the Bank), the Company's principal subsidiary. The financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the Banks), Union State Bank and Royal Oak Savings Bank F.S.B. (Royal) and its non-bank subsidiary, Ad Con, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

2.  RECLASSIFICATIONS

    Certain reclassifications have been made to prior year accounts to conform to the current year presentation.

3.  BASIS OF PRESENTATION

    In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1995, the results of operations for the three month periods ended March 31, 1995 and 1994, cash flows for the three month periods then ended, and changes in stockholders' equity for the three months ended March 31, 1995. A summary of the Company's significant accounting policies is set forth in Note l to the Consolidated Financial Statements in the Company's Annual Report to Shareholders for 1994.

4.  ACCOUNTING FOR IMPAIRMENT OF A LOAN

    Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which was adopted by the Company as of January 1, 1995, requires recognition of an impairment of a loan when it is probable that either principal and/or interest are not collectible in accordance with the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan's effective rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. The impact on the Company's books as a result of the implementation of SFAS 114 was not material. Prior to 1995, the allowance for credit losses related to impaired loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The Company primarily uses the cash basis method to recognize interest income on loans that are impaired.

    At March 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $3.6 million (of which $3.1 million were in non-accrual status). Each impaired loan has a related allowance for credit losses determined in accordance with this statement. The total allowance for credit losses related to impaired loans was $584,000 as of March 31, 1995. The average recorded investment in impaired loans for the period ended March 31, 1995 was approximately $3.6 million. For the period ending March 31, 1995, interest income recognized by the Company on impaired loans was not material.


5.  SECURITIES AND LOANS HELD FOR SALE

    As of January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which had an after-tax effect of an increase to stockholders' equity of $919,000, and revised its securities accounting policy. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, were classified as available for sale and carried at fair value. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost, including certain mortgage-backed securities which were reclassified as such upon clarification of applicable regulatory parameters.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  SECURITIES AND LOANS HELD FOR SALE (Cont'd)

    Realized gains and losses on the sales of all securities are reported in earnings. Unrealized gains and losses on available for sale securities are shown, net of taxes, as a separate component of stockholders' equity. At March 31, 1995 and December 31, 1994, the effect of SFAS No. 115 was a reduction of securities by $2,005,000 and $4,101,000, respectively, which after the applicable tax effect, resulted in a reduction to stockholders' equity of $1,182,000 and $2,665,000, respectively, representing the unrealized loss.

    The decision to sell available for sale securities is based on management's assessment of changes in economic or financial market conditions, interest rate risk, and the Company's financial position and liquidity. Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

    The Banks do not acquire securities for the purpose of engaging in trading activities.

    A summary of the amortized cost and fair value of securities and related gross unrealized gains and losses at March 31, 1995 and December 31, 1994, follows:


    --------------------------------------------------------------------------
                                                   (000's)
                                              Gross         Gross
                               Amortized    Unrealized    Unrealized    Fair
                                 Cost         Gains         Losses      Value
    As of March 31, 1995:
    --------------------------------------------------------------------------
    AVAILABLE FOR SALE:
    U.S. Treasury and Govern-
     ment agencies            $ 39,343       $  144        $   89     $ 39,398
    Obligations of states
     and political sub-
     divisions                   2,000           15             -        2,015
    Other                          553            8             -          561
    Mortgage-backed
     securities                 47,088           23         2,106       45,005
    --------------------------------------------------------------------------
    Total available for sale
     securities               $ 88,984       $  190        $2,195     $ 86,979
    --------------------------------------------------------------------------
    HELD TO MATURITY:
    U.S. Treasury and Govern-
     ment agencies            $  4,500       $    -        $  333     $  4,167
    Obligations of states
     and political sub-
     divisions                  70,242        1,107           658       70,691
    Corporate bonds             13,382          169            33       13,518
    Other                          652            2            39          615
    Mortgage-backed
     securities                 55,634           68         2,362       53,340
    --------------------------------------------------------------------------
    Total securities held to
     maturity                 $144,410       $1,346        $3,425     $142,331
    --------------------------------------------------------------------------

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  SECURITIES AND LOANS HELD FOR SALE (Cont'd)


    --------------------------------------------------------------------------
                                                   (000's)
                                              Gross         Gross
                               Amortized    Unrealized    Unrealized    Fair
                                 Cost         Gains         Losses      Value
    --------------------------------------------------------------------------
    As of December 31, 1994:

    AVAILABLE FOR SALE:
    U.S. Treasury and Govern-
     ment agencies            $ 25,135       $   10        $  302     $ 24,843
    Obligations of states
     and political sub-
     divisions                   2,000           15             -        2,015
    Other                          582            8            14          576
    Mortgage-backed
     securities                 52,328            5         3,823       48,510
    --------------------------------------------------------------------------
    Total available for sale
     securities               $ 80,045       $   38        $4,139     $ 75,944
    --------------------------------------------------------------------------

    HELD TO MATURITY:
    U.S. Treasury and Govern-
     ment agencies            $  4,500       $    -        $  490     $  4,010
    Obligations of states
     and political sub-
     divisions                  73,116          274         1,515       71,875
    Corporate bonds             14,347          105           184       14,268
    Other                          670            2             -          672
    Mortgage-backed
     securities                 56,947           48         3,859       53,136
    --------------------------------------------------------------------------
    Total securities held to
     maturity                 $149,580       $  429        $6,048     $143,961
    --------------------------------------------------------------------------

    Residential fixed rate real estate loans held for sale, had an aggregate cost of $1,222,000 and $3,770,000, with a market value of $1,196,000 and
    $3,695,000 at March 31, 1995 and December 31, 1994, respectively. Loans held for sale at December 31, 1994, included commitments which had not yet closed as of that date.

6. COMMON STOCK, ADDITIONAL PAID-IN CAPITAL, FEDERAL HOME LOAN BANK ADVANCES, LONG-TERM DEBT QUALIFYING AS CAPITAL AND NET INCOME PER COMMON SHARE DATA

    At March 31, 1995 Royal had outstanding term advances with the Federal Home Loan Bank of Atlanta in the amount of $5,500,000; $1,000,000 due April 4, 1995 with an interest rate of 6.58%, $1,000,000 due April 10, 1995 with an interest rate of 6.54%, $1,000,000 due April 12, 1995 with an interest rate of 6.41% and $2,500,000 due April 28, 1995 with an interest rate of 6.40%. The Bank had a $5.0 million advance from the Federal Home Loan Bank of New York with a final maturity on November 15, 1999, with options to prepay without penalty in whole or in part on November 14, 1995 and seminanually thereafter. The advance has an interest rate adjusting monthly to 20 basis points over the one month London Inter-Bank Offer Rate (LIBOR) rate. The interest rate at March 31, 1995 was 6.325%.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMON STOCK, ADDITIONAL PAID-IN CAPITAL, FEDERAL HOME LOAN BANK ADVANCES, LONG-TERM DEBT QUALIFYING AS CAPITAL AND NET INCOME PER COMMON SHARE DATA (Cont'd)

    Advances of the Banks are collateralized by stock in the Federal Home Loan Banks of New York and Atlanta and by certain mortgage loans under a blanket pledge agreement.

    The dividend rate on the Company's Series "A" preferred stock issued to a single investor is determined quarterly and is subject to certain minimum and maximum per annum dividend rates as specified in the agreement. For the three month periods ended March 31, 1995 and 1994, the weighted average dividend rates were 8.4% (the minimum rate) for each period, and the net income per common share reflects the preferred stock dividends declared and accrued totalling $79,000 for each three month period ended March 31, 1995 and 1994, respectively.

    In December 1993, the Company implemented a Dividend Reinvestment Plan. The Plan allows stockholders to invest cash dividends in shares of the Company's stock at fair value and in the third quarter of 1994, a stock purchase feature was added to allow stockholders to purchase at fair value up to $2,500 per quarter. As of March 31, 1995, 200,000 shares of common stock are reserved for issuance in connection with the Plan, of which 60,261 shares have been issued.

    Shares granted but not yet issued under the Company's stock option plans are considered common stock equivalents for earnings per share calculations; however, these options had a minor dilutive effect (less than 3%) in the first quarter of 1994 and, therefore, are not reflected in the earnings per share computation for that period. In the first quarter of 1995, the dilutive effect of stock options granted was greater than 3%. Net income per common share is based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding and, in 1995, common equivalent shares, adjusted for common stock dividends.

    The Company and its subsidiaries' ability to pay cash dividends in the future are restricted by various regulatory requirements. The Company's ability to pay cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Banks. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to paid-in capital. Royal may pay dividends to the Company, upon 30-day notice to the OTS, if it has met its fully-phased-in capital requirements, in an amount that would not reduce its surplus capital ratio by more than one-half at the beginning of the year, plus all of its net income determined on the basis of generally accepted accounting principles for that calendar year. Royal must continue to meet all fully-phased-in capital requirements after the proposed capital distribution.

    The Company issued $1,700,000 in 1991 ($200,000 repaid in July 1993) and issued $300,000 in 1992 of the $2.0 million Series "A" subordinated notes authorized by the Company, to other banking and credit institutions and individual investors, 80% of which currently qualifies as Tier II capital under risk-based capital guidelines at March 31, 1995. The notes, which mature on June 30, 1999, bear interest at a floating rate of prime plus one-half percent, payable

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMON STOCK, ADDITIONAL PAID-IN CAPITAL, FEDERAL HOME LOAN BANK ADVANCES, LONG-TERM DEBT QUALIFYING AS CAPITAL AND NET INCOME PER COMMON SHARE DATA (Cont'd)

    quarterly. The weighted average interest rates for the three month periods ended March 31, 1995 and 1994 were 9.33% and 6.52%, respectively. The Company intends to prepay the notes in the second quarter of 1995.

7.  COMMITMENTS AND CONTINGENCIES

    At March 31, 1995, the Bank was committed under an employment agreement with a key officer, director and shareholder requiring annual salary and other payments of $340,000, increasing annually by $30,000 during the term of the contract, annual stock option grants of 20,000 shares, issued at fair value at the date of grant and other benefits for the term of the contract expiring July 1, 1999.

    During the three month period ended March 31, 1995, the Bank sold in the secondary market for cash, mortgage loans with net proceeds totalling $2.7 million. During the quarter ended March 31, 1995, no fixed rate residential mortgages were swapped with the Federal Home Loan Mortgage Corporation (FHLMC) by the Banks for guaranteed participation certificates in residential mortgage pools.

    At March 31, 1995, the principal balance of the loans sold and exchanged with the FHLMC which remain uncollected approximated $120.8 million. The Banks are committed to service these loans. At March 31, 1995, the Bank was also committed to service approximately $787,000 of outstanding mortgage principal balances relating to the State of New York Mortgage Agency (SONYMA).

    In the normal course of business, the Banks make various commitments to extend credit which are not reflected in the accompanying financial statements. At March 31, 1995, formal credit line and loan commitments, which are primarily loans collateralized by real estate at variable interest rates, approximated $74.8 million and outstanding letters of credit totalled $7.7 million. Such amounts represent the maximum risk of loss on these commitments.

    In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of Management, will have a material effect on the financial position of the Company.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At March 31, 1995, the Company had total assets of $637.9 million, an increase of 6%, or $35.3 million from December 31, 1994. Total deposits increased $36.8 million for the three month period ended March 31, 1995, to $580.6 million, which represented a 7% increase from December 31, 1994. Time deposits increased $41.4 million, primarily due to a time deposit promotion associated with the new Ossining branch opening of the Bank ($12.4 million) and an increase in time deposits of $100,000 and over from local municipalities ($22.5 million). Both the retail time deposits and municipal time deposits, which are obtained on a bidding basis with maturities of 30 to 180 days, were used to temporarily fund loans and securities under the Company's asset liability policy. Savings deposits also increased $5.2 million as the Company introduced and promoted new products during the quarter. These products included a tiered-rate savings product and a "liquid gold" account which pays a rate equal to the Federal Reserve discount rate. These increases were offset by decreases in demand deposits ($7.4 million), money market deposits ($1.3 million) and NOW accounts ($1.0 million) as customers generally switched their balances to the higher yielding deposit products in an increasing rate environment.

The increase in deposits was used to fund security purchases and loan closings. In addition, Federal funds sold increased by $20.0 million at March 31, 1995, compared to December 31, 1994, as time deposits increased substantially in the higher deposit rate environment. These funds are being utilized during the second quarter to further fund loan closings and additional security purchases.

The securities portfolio of $231.4 million and $225.5 million at March 31, 1995 and December 31, 1994, respectively, consists of securities held to maturity of $144.4 million and $149.6 million and securities available for sale totalling $87.0 million and $75.9 million.

Obligations of other U.S. Treasury and Government agencies increased by $14.6 million in the quarter ended March 31, 1995 due to the purchases of $35.9 million, net of $7.0 million of called securities and sales of $14.2 million. The securities sold were those which would have been called during 1995. Obligations of other U.S. Government agencies are often used as collateral for the Company's borrowing requirements. Mortgage-backed securities decreased $4.8 million during the quarter as a result of principal payments, sales of $7.7 million of available for sale securities, offset by purchases of $3.4 million, which was a part of an overall restructuring of the portfolio to adjust to the change in market conditions as interest rates were falling and a decrease in the net unrealized loss on mortgage-backed securities of $1.7 million. The Bank's investment in obligations of states and political subdivisions decreased by $2.9 million for the three month period due to maturities. However, the Bank still considers such securities as core investments which are high yielding on a tax equivalent basis and have diversified final maturities and will maximize its holdings of "tax-qualified" tax-exempt New York State securities as they become available at attractive yields. The
Banks also invest in medium-term corporate debt securities and other securities which are rated investment grade by nationally recognized rating organizations. During the quarter ended March 31, 1995, such securities had a net decrease of $1.0 million, principally due to maturities of corporate bonds of $3.0 million, which offset purchases during the period. The Company continues to invest in securities that provide safety and liquidity, produce income on excess

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Cont'd)

FINANCIAL CONDITION (Cont'd)

funds during structural changes in the composition of deposits, as well as during cyclical and seasonal changes in loan demand, and whose cash flow patterns result in a low degree of interest rate risk.

At March 31, 1995, net loans were $342.0 million, a net increase of $11.7 million from December 31, 1994. Outstanding loan balances increased $3.0 million in commercial mortgages, $4.9 million in construction loans, $1.3 million in residential mortgages (net of mortgage loan cash sales of $2.7 million), $.8 million in home equity loans and $2.4 million in time secured and unsecured loans, offset by net payoffs in installment loans. At March 31, 1995, the Banks had approximately $74.8 million in loan commitments outstanding. It is expected that future loans will be funded principally by excess funds temporarily placed in Federal funds sold, deposits from customers and municipalities, loan repayments from existing loan customers and maturing securities.

The Bank's allowance for loan losses was $3.3 million at both March 31, 1995 and December 31, 1994. The loan loss allowance represented .97% of net loans (including loans held for sale) outstanding at March 31, 1995, compared to 1.01% at December 31, 1994. The allowance reflects a provision of $200,000 and net charge-offs of $197,000 recorded during the quarter ended March 31, 1995. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. At March 31, 1995, management believes that the allowance is considered adequate to absorb potential losses inherent in the credit portfolio.

Stockholders' equity increased to $41.6 million at March 31, 1995, an increase of $3.3 million from the December 31, 1994 balance of $38.3 million. The net income of $1.7 million for the three month period ended March 31, 1995 was offset by cash dividends on both its preferred stock of $79,000 and common stock of $271,000. Under the Company's dividend reinvestment plan, stockholders purchased 12,445 shares of common stock at a value of $313,000 and stock options of 14,679 shares were exercised under the Company's stock option plans, in the aggregate amount of $140,000. Due to market conditions during the quarter, the effect of SFAS No. 115 for the three month period ended March 31, 1995, was an increase to stockholders' equity, net of tax effect, of $1,483,000.

The Company's leverage ratio at March 31, 1995 of 6.85%, down from 7.21% at December 31, 1994, was well above the "well-capitalized" level of five percent. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 10.71% and 11.91% at March 31, 1995 and 10.58% and 11.82% at December 31, 1994, respectively, which remained above the "well-capitalized" levels of six percent (Tier I) and ten percent (Total Capital).

RESULTS OF OPERATIONS

EARNINGS

Net income for the three month period ended March 31, 1995, decreased $142,000 or 8% to $1.7 million, compared to the same period in 1994. Net income per common and common equivalent share decreased to $.64 per share in the first quarter of 1995 from $.73 per common share recorded in the same period in 1994. The annualized return on average total assets decreased to 1.10% for the three months ended March 31, 1995 from 1.37% for the quarter ended March 31, 1994. A

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Cont'd)

EARNINGS (Cont'd)

discussion of the factors impacting the changes in the various components of net income follows.

NET INTEREST INCOME

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three month period ended March 31, 1995, net interest income increased 2% to $5.9 million, from $5.8 million in the year earlier period. Although net interest income increased $138,000 year-to-year due to the volume increase of average net earning assets, the net interest spread declined to 3.57% in the first quarter of 1995 from 4.34% in the three month period ended March 31, 1994, as interest rates increased throughout 1994 and into the first quarter of 1995. During the first quarter of 1995, much of the effect of seven short-term interest rate increases by the Federal Reserve during 1994 and the first quarter of 1995, impacted the Company's net interest spread. Cost of funds rose as deposit rates increased, principally in saving accounts with the introduction of a new product which paid a rate equal to the Federal Reserve discount rate, and time deposits due to the new Ossining branch promotion and the effect of time deposits renewing at the prevailing higher rates. The impact of an increased level of nonaccrual loans in the first quarter of 1995 compared to 1995 also negatively affected net interest income year-to-year.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $65,000 to $200,000 for the three month period ended March 31, 1995, compared to the same period in 1994. Charge-offs in the first quarter of 1995 totalled $205,000 relating primarily to commercial loans, compared to $47,000 of charged-off loans during the same period in 1994. Nonaccrual loans, which are principally secured by real estate, increased to $6.9 million at March 31, 1995, from $5.9 million at December 31, 1994 and $4.0 million at March 31, 1994. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Bank since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on an ongoing basis as an integral part of the loan function, which includes the identification of past due loans, the recognition of the current economic environment and the review of the historical loan experience. Management has taken a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. The changes in the provision charged to income and the allowance for loan losses reflects such uncertainties on an ever increasing loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 1995 increased $98,000 to $849,000 from $751,000 in the same period of 1994. The increase in 1995 was

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Cont'd)

due to losses on loans held for sale in the 1994 period, while a small gain was recorded in 1995, and an increase in other income, which offset decreases in gains on securities transactions and service charges and fees. The relationship of non-interest income to non-interest expenses remained relatively flat for each three month period at approximately 20%.

The net loss on securities transactions of $57,000 for the three months ended March 31, 1995, was a result of transactions that occurred in the quarter to restructure the securities portfolio by enhancing yield and improving liquidity, offset by gains on the sale of certain callable securities which would have been called during 1995. The $172,000 gain on securities transactions for the three month period ended March 31, 1994 was primarily comprised of gains from the January 1994 sale of $4.0 million of mortgage-backed pools originated by the Banks due to accelerated principal prepayments.

The net gain on loans held for sale in the first quarter of 1995 of $14,000 was principally due to the sale of $2.7 million of fixed rate residential mortgages, while the loss of $235,000 that occurred in the first three months of 1994 was principally related to a write-down of loans held for sale of $261,000.

Service charges decreased $5,000 in the first three months of 1995, compared to the prior year, as increases which resulted from an increased level of account activity resulting from a higher deposit base, were offset by higher customer rebates during the period.

Other income increased $83,000 to $248,000 in the first quarter of 1995, primarily as a result of higher mortgage servicing income ($23,000) as a result of increased volume in loans serviced, and increased fee income ($39,000) relating to various services provided by the Banks and commissions from credit cards.

NON-INTEREST EXPENSES

Non-interest expenses rose to $4,183,000 for the three months ended March 31, 1995, a 13% increase over the comparable period in 1994 of $3,690,000.

Salaries, the largest component of non-interest expense, increased $224,000 to $1.5 million for the quarter ended March 31, 1995, compared to 1994. This increase occurred due to annual merit increases, the opening of the North White Plains branch in July, 1994 and Ossining branch in January, 1995, and also additional personnel necessary for the Bank to accommodate the increases in both deposits and loans and their related services. Full-time equivalent employees of 195 at March 31, 1995 represented an increase from 188 full-time equivalent employees at March 31, 1994.

Employee benefits decreased $54,000 to $648,000 for the three month period ended March 31, 1995, compared to the quarter ended March 31, 1994. The decrease occurred primarily because of a reduction in incentive compensation programs which are based on the Company's net income and overall financial performance and in 1994, loan related incentives. In addition, a favorable state unemployment adjustment occurred during the first quarter of 1995. These decreases were offset by higher payroll taxes during the first three months of 1995 due to the higher salaries base. The changes in the other components of

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Cont'd)

NON-INTEREST EXPENSES (Cont'd)

non-interest expenses for the three month period ended March 31, 1995 compared to March 31, 1994 were due to the following:

- - Increase of $75,000 (11%) in occupancy and equipment cost was due principally to increased costs associated with the two branches opened in the third quarter of 1994 and January, 1995.

- - Increase of $54,000 (40%) in advertising and business development because of the new branch opening promotions and advertising related to other new deposit products such as "liquid gold."

- - Increase of $37,000 (25%) in professional fees due to loan related professional fees associated with loan collections and foreclosures.

- - Increase of $20,000 (16%) in communication expenses due to an increase in postage and telephone expenses that arose as a result of postal volume, rates and new branch additions.

- - Increase of $26,000 (57%) in stationery and printing because of new branches and increase in deposit and loan volume.

- - Increase of $37,000 (14%) in FDIC insurance premiums due to an overall 19% increase in deposit levels between March 31, 1995 and 1994.

- - Increase of $74,000 (23%) in other expense due to foreclosure related expenses relating to the loss on a sale of a foreclosed property and expenses associated with Royal's credit card program.

INCOME TAXES

The effective tax rates for the three month periods ended March 31, 1995 and 1994 were 29% and 33%, respectively. The variance in the effective tax rate in 1995 was due to the recording of deferred tax benefits in 1995 related to the allowance for loan losses and the Bank's increased investment in tax-exempt securities. The Bank utilizes such securities to collateralize municipal deposits and also take advantage of the tax benefits, which results in a lowering of the effective tax rate. The purchase of such bonds is currently limited by the low level of securities in the market place.

                           PART II - OTHER INFORMATION







Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit XI - Statement re: Computation of Per Share Earnings


     (b)  Reports on Form 8-K.  None were filed during the quarter ended

          March 31, 1995.




                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 11, 1995.




                          U.S.B. HOLDING CO., INC.





/s/ Thomas E. Hales                       /s/ Steven T. Sabatini
- -----------------------------------       ---------------------------------
Thomas E. Hales                           Steven T. Sabatini
Chairman of the Board                     Executive Vice President Finance
President,                                Chief Financial Officer and
Chief Executive Officer                   Assistant Secretary
and Director                              (Principal Financial and
                                          Accounting Officer)

PART II - OTHER INFORMATION







Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit XI - Statement re: Computation of Per Share Earnings

     (b)  Reports on Form 8-K.  None were filed during the quarter ended

          March 31, 1995.




                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 11, 1995.




                          U.S.B. HOLDING CO., INC.





- ------------------------------            ---------------------------------
Thomas E. Hales                           Steven T. Sabatini
Chairman of the Board                     Executive Vice President Finance
President,                                Chief Financial Officer and
Chief Executive Officer                   Assistant Secretary
and Director                              (Principal Financial and
                                          Accounting Officer)

                            EXHIBIT XI
                       U.S.B. HOLDING CO., INC.
                   COMPUTATION OF EARNINGS PER SHARE

                 FOR THE THREE MONTHS ENDED MARCH 31, 1995

Weighted average number of common
  shares outstanding                                 2,455,610

Assuming exercise of options reduced
  by the number of shares which could
  have been purchased with the proceeds
  from exercise of such options                         93,839
                                                     ---------

Weighted average common and common
  equivalent shares outstanding                      2,549,449
                                                     ---------
                                                     ---------


Net Income Per Common and Common Equivalent Share    $    0.64
                                                     ---------
                                                     ---------