Form 10-Q
period 1995-06-30
USB HOLDING CO INC
filed 1995-08-14
CIK 707805

                             SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C. 20549

                                         FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                            THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarter Ended June 30, 1995 Commission File No. 010950
                                  -------------


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


                                   YES  X    NO
                                      -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     CLASS                    OUTSTANDING AT AUGUST 2, 1995
                     -----                    -----------------------------
             Common stock, par value
                $5 per share                           2,777,883

                                  U.S.B. HOLDING CO., INC.

                                     TABLE OF CONTENTS


                                                                PAGE NO.

PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF CONDITION AS
         OF JUNE 30, 1995 AND DECEMBER 31, 1994
         (UNAUDITED)                                               1

         CONSOLIDATED STATEMENTS OF INCOME FOR THE
         THREE MONTHS ENDED JUNE 30, 1995 AND 1994
         (UNAUDITED)                                               2

         CONSOLIDATED STATEMENTS OF INCOME FOR THE
         SIX MONTHS ENDED JUNE 30, 1995 AND 1994
         (UNAUDITED)                                               4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         THE SIX MONTHS ENDED JUNE 30, 1995 AND
         1994 (UNAUDITED)                                          6

         CONSOLIDATED STATEMENT OF CHANGES IN
         STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
         ENDED JUNE 30, 1995 (UNAUDITED)                           8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)                                               9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                               15

PART II. OTHER INFORMATION AND SIGNATURES                         21

                     PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)


                                                June 30        December 31
                                                 1995              1994
                                                --------       -----------
                                                (000's Except Share Data)
ASSETS
Cash and due from banks                         $ 24,705         $ 19,464
Federal funds sold                                12,500            5,001
                                                --------         --------
Cash and cash equivalents                         37,205           24,465
Interest-bearing deposits in other banks and
     other temporary investments                   2,463            1,186
Securities:
  Available for sale at fair value               110,963           75,944
  Held to maturity (fair value $138,354
     in 1995 and $143,961 in 1994)               137,382          149,580
Loans held for sale                                1,833            3,272
Loans, net of allowance for loan losses of
     $3,569 in 1995 and $3,320 in 1994           349,234          326,978
Premises and equipment, net                       10,778           10,794
Accrued interest receivable                        5,122            4,385
Other real estate owned (OREO)                        39              544
Other                                              4,599            5,455
                                                --------         --------
TOTAL ASSETS                                    $659,618         $602,603
                                                --------         --------
                                                --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing demand deposits            $ 80,906         $ 78,585
Interest-bearing deposits:
     Money Market                                 58,858           71,200
     Savings                                     135,776          116,404
     NOW                                          41,498           39,777
     Time                                        276,275          237,896
                                                --------         --------
Total deposits                                   593,313          543,862
Accrued interest payable                           1,728            1,108
Accrued expenses and other liabilities             1,503            1,614
Federal funds purchased and Federal Home
     Loan Bank advances                           18,500           15,900
Long-term debt qualifying as regulatory capital        -            1,800
                                                --------         --------
Total liabilities                                615,044          564,284
Commitments and contingencies (Note 7)
Stockholders' equity:
     Preferred stock, no par value; authorized
        shares 100,000;  outstanding shares:
        37,500                                     3,750            3,750
     Common stock, $5 par value; 7,000,000
       shares authorized and issued shares of
       2,855,961 in 1995 and 2,535,400 in 1994    14,280           12,677
     Additional paid-in capital                   18,535           12,452
     Retained earnings                             9,189           13,180
     Treasury stock, 86,316 shares                (1,075)          (1,075)
     Unrealized loss on available for sale
       securities, net of tax                       (105)          (2,665)
                                                --------         --------
Total stockholders' equity                        44,574           38,319
                                                --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $659,618         $602,603
                                                --------         --------
                                                --------         --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     Three Months Ended
                                                    June 30        June 30
                                                     1995            1994
                                                   --------        --------
                                                   (000's Except Share Data)
INTEREST INCOME:
Interest and fees on loans                         $ 8,131         $ 6,659
Interest on Federal funds sold                         181              28
Interest and dividends on securities:
     U.S. Treasury and Government agencies           2,563           1,604
     Obligations of states and political
          subdivisions                                 863             878
     Corporate and other                               307             416
Interest on deposits in other banks and
     other temporary investments                        41              10
Dividends on Federal Home Loan Bank stock               40              43
                                                  --------        --------
Total interest income                               12,126           9,638
                                                  --------        --------

INTEREST EXPENSE:
Interest on deposits                                 5,751           3,577
Interest on Federal funds purchased and Federal
     Home Loan Bank advances                           211             174
Interest on long-term debt                              22              34
                                                  --------        --------
Total interest expense                               5,984           3,785
                                                  --------        --------

NET INTEREST INCOME:                                 6,142           5,853
Provision for loan losses                              225             160
                                                  --------        --------
Net interest income after provision for
     loan losses                                     5,917           5,693
                                                  --------        --------

NON-INTEREST INCOME:
Gain (loss) on securities transactions - net            41            (100)
Loss on loans held for sale - net                        -            (125)
Service charges and fees                               653             653
Other income                                           240             230
                                                  --------        --------
Total non-interest income                              934             658
                                                  --------        --------

NON-INTEREST EXPENSES:
Salaries                                             1,491           1,298
Employee benefits                                      624             643
Occupancy and equipment expense                        801             663
Advertising and business development                   245             169
Professional fees                                      286             147
Communications                                         137             131
Stationery and printing                                 76              74
FDIC insurance                                         304             267
Other                                                  656             380
                                                  --------        --------
Total non-interest expenses                          4,620           3,772
                                                  --------        --------
Income before income taxes                           2,231           2,579
Provision for income taxes                             731             824
                                                  --------        --------

NET INCOME                                        $  1,500         $ 1,755
                                                  --------        --------

NET INCOME PER COMMON AND COMMON EQUIVALENT
 SHARE                                            $    .50         $   .63
                                                  --------        --------





WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                   2,850,680       2,652,653
                                                 ---------       ---------
                                                 ---------       ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                       Six Months Ended
                                                    June 30        June 30
                                                     1995            1994
                                                   --------        -------
                                                   (000's Except Share Data)
INTEREST INCOME:
Interest and fees on loans                         $15,847         $12,787
Interest on Federal funds sold                         454              50
Interest and dividends on securities:
     U.S. Treasury and Government agencies           4,893           3,298
     Obligations of states and political
          subdivisions                               1,749           1,745
     Corporate and other                               616             804
Interest on deposits in other banks and
     other temporary investments                        66              21
Dividends on Federal Home Loan Bank stock               81              86
                                                  --------        --------
Total interest income                               23,706          18,791
                                                  --------        --------

INTEREST EXPENSE:
Interest on deposits                                11,161           6,811
Interest on Federal funds purchased and Federal
     Home Loan Bank advances                           396             259
Interest on long-term debt                              64              63
                                                  --------        --------
Total interest expense                              11,621           7,133
                                                  --------        --------

NET INTEREST INCOME:                                12,085          11,658
Provision for loan losses                              425             295
                                                  --------        --------
Net interest income after provision for
     loan losses                                    11,660          11,363
                                                  --------        --------

NON-INTEREST INCOME:
Gain (loss) on securities transactions - net           (16)             72
Gain (loss) on loans held for sale - net                14            (360)
Service charges and fees                             1,297           1,302
Other income                                           488             395
                                                  --------        --------
Total non-interest income                            1,783           1,409
                                                  --------        --------

NON-INTEREST EXPENSES:
Salaries                                             2,965           2,548
Employee benefits                                    1,272           1,345
Occupancy and equipment expense                      1,577           1,364
Advertising and business development                   433             303
Professional fees                                      471             295
Communications                                         283             257
Stationery and printing                                148             120
FDIC insurance                                         607             533
Other                                                1,047             697
                                                  --------        --------
Total non-interest expenses                          8,803           7,462
                                                  --------        --------
Income before income taxes                           4,640           5,310
Provision for income taxes                           1,440           1,713
                                                  --------        --------
                                                  --------        --------

NET INCOME                                        $  3,200         $ 3,597
                                                  --------        --------
                                                  --------        --------

NET INCOME PER COMMON AND COMMON EQUIVALENT
 SHARE                                            $   1.08         $  1.30
                                                  --------        --------
                                                  --------        --------





WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                   2,826,746       2,645,628
                                                 ---------       ---------
                                                 ---------       ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Six Months Ended
                                                    June 30        June 30
                                                     1995            1994
                                                  ---------        --------
                                                            (000's)
OPERATING ACTIVITIES:
Net income                                        $  3,200         $  3,597
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                            425              295
  Depreciation and amortization                        738              642
  Amortization/accretion of premiums/discounts on
    securities - net                                    54              519
  Loss (gain) on securities transactions - net          16              (72)
  (Gain) loss on loans held for sale - net             (14)             360
Origination of loans held for sale                  (1,235)         (12,041)
Proceeds from sales of loans held for sale           2,674           10,366
Increase in accrued interest receivable               (737)            (370)
Other - net                                              7             (199)
                                                  --------         --------
Net cash provided by operating activities            5,128            3,097
                                                  --------         --------

INVESTING ACTIVITIES:
Proceeds from sales of securities available
  for sale                                          32,155           34,612
Proceeds from sales of securities held to
  maturity                                             260                -
Proceeds from principal paydowns and maturities
  of securities available for sale                  10,607           22,643
Proceeds from maturities of securities held to
  maturity                                          14,327           23,720
Purchases of securities available for sale         (73,912)         (25,683)
Purchases of securities held to maturity            (2,401)         (57,232)
Net decrease (increase) in interest bearing
  deposits in other banks and other temporary
  investments                                       (1,277)             397
Loans originated, net of principal collections     (22,516)         (47,121)
Loans purchased                                       (350)               -
Purchases of premises and equipment - net             (679)            (432)
Proceeds from sales of OREO                            652            1,094
                                                  --------         --------
Net cash used for investing activities             (43,134)         (48,002)
                                                  --------         --------

FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
  NOW, money market and savings accounts            11,072           22,284
  Increase in time deposits, net of withdrawals
    and maturities                                  38,379           24,148
  Net (decrease) increase in Federal funds
    purchased and Federal Home Loan advances -
    short-term                                      (2,400)           7,750
  Proceeds from Federal Home Loan Bank advance -
    long-term                                        5,000                -
Redemption of long-term debt qualifying as
  regulatory capital                                (1,800)               -
Cash dividends paid                                   (730)            (928)
Proceeds from issuance of common stock               1,225              628
                                                  --------         --------
Net cash provided by financing activities           50,746           53,882
                                                  --------         --------






                                                       Six Months Ended
                                                    June 30        June 30
                                                     1995            1994
                                                    -------        -------

INCREASE IN CASH AND CASH EQUIVALENTS               12,740            8,977
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      24,465           14,439
                                                  --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 37,205         $ 23,416
                                                  --------         --------
                                                  --------         --------

Supplemental Disclosures:
  Interest paid                                   $ 11,001         $  6,925
                                                  --------         --------
  Income tax payments                             $  1,628         $  2,333
                                                  --------         --------
  Transfer of assets to OREO                      $    199         $    469
                                                  --------         --------
  Loans securitized into mortgage-backed
    securities                                    $      -         $ 14,064
                                                  --------         --------
  Unrealized gain (loss) on available for sale
    securities - net of ($1,368) and $724 in
    deferred tax assets in 1995 and 1994,
    respectively.                                 $  2,560         $ (1,344)
                                                  --------         --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 1995 (000's except share data)


                                                                                              Unrealized
                                                                                              Gain (Loss)
                             Common      Common  Preferred   Additional                       on Available
                             Shares      Stock     Stock      Paid-In    Retained  Treasury   for Sale
                          Outstanding    $5 Par   No Par      Capital    Earnings   Stock     Securities
                          -----------    ------  ---------   ----------  --------  --------   ------------
Balance at
 January 1,
 1995                      2,449,084    $12,677   $3,750      $12,452    $13,180   $(1,075)    $(2,665)

Net income                                                                 3,200

Cash dividends:
  Common stock
     ($.23 per
     share)                                                                 (572)
  Preferred
     stock                                                                  (158)
Common stock
  issued:
  Incentive
     stock
     options
     exercised
     ($6.92 to
     $23.00 per
     share)                   38,610        193                   299
  Directors'
     stock
     option
     exercised
     ($9.95 per
     share)                    3,650         18                    18
  10% stock
     dividend                250,525      1,253                 5,198     (6,461)
  Dividend
     Reinvest-
     ment Plan                27,776        139                   568
Change in un-
  realized loss
  on available
  for sale
  securities,
  net of tax
  effect                                                                                         2,560
                         -----------    -------   ------      -------    -------   -------     -------
Balance at
   June 30,
   1995                    2,769,645    $14,280   $3,750      $18,535    $ 9,189   $(1,075)    $  (105)
                         -----------    -------   ------      -------    -------   -------     -------
                         -----------    -------   ------      -------    -------   -------     -------


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

3.  BASIS OF PRESENTATION

    In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1995, the results of operations for the three and six month periods ended June 30, 1995 and 1994, cash flows for the six month periods then ended, and changes in stockholders' equity for the six months ended June 30, 1995. A summary of the Company's significant accounting policies is set forth in Note l to the Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.

4.  ACCOUNTING FOR IMPAIRMENT OF A LOAN

    Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which was adopted by the Company as of January 1, 1995, requires recognition of an impairment of a loan when it is probable that either principal and/or interest would not be collectible in accordance with the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan's effective rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. The impact on the Company's books as a result of the implementation of SFAS 114 was not material. Prior to 1995, the allowance for credit losses related to impaired loans was based on undiscounted cash flows or the fair value of the collateral for collateral-dependent loans. The Company primarily uses the cash basis method to recognize interest income on loans that are impaired.

    At June 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 approximated $4.0 million (of which $3.6 million were in non-accrual status). Each impaired loan has a related allowance for credit losses determined in accordance with this statement. The total allowance for credit losses related to impaired loans was $710,000 as of June 30, 1995. The average recorded investment in impaired loans for the three and six month periods ended June 30, 1995 were approximately $4.0 million. For the three and six month periods ended June 30, 1995, interest income recognized by the Company on impaired loans was not material.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  SECURITIES AND LOANS HELD FOR SALE

    As of January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which had an after-tax effect of an increase to stockholders' equity of $919,000, and revised its securities accounting policy. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, were classified as available for sale and carried at fair value. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost.

    Realized gains and losses on the sales of all securities are reported in earnings. Unrealized gains and losses on available for sale securities are shown, net of taxes, as a separate component of stockholders' equity. At June 30, 1995 and December 31, 1994, the effect of SFAS No. 115 was a reduction of securities by $173,000 and $4,101,000, respectively, which after the applicable tax effect, resulted in a reduction to stockholders' equity of $105,000 and $2,665,000, respectively, representing the net unrealized loss.

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

    A summary of the amortized cost, and fair value of securities and related gross unrealized gains and losses at June 30, 1995 and December 31, 1994, follows:


    -------------------------------------------------------------------------
                                                   (000's)
                                              Gross         Gross
                               Amortized    Unrealized    Unrealized    Fair
    As of June 30, 1995:        Cost         Gains         Losses      Value
    -------------------------------------------------------------------------
    AVAILABLE FOR SALE:
    U.S. Treasury and Govern-
     ment agencies            $ 39,046       $  406        $   24     $ 39,428
    Obligations of states
     and political sub-
     divisions                   3,066           34            11        3,089
    Other                          524           12             -          536
    Mortgage-backed
     securities                 68,500          210           800       67,910
    -------------------------------------------------------------------------
    Total available for sale
     securities               $111,136       $  662        $  835     $110,963
    -------------------------------------------------------------------------

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  SECURITIES AND LOANS HELD FOR SALE (Cont'd)


    HELD TO MATURITY:
    U.S. Treasury and Govern-
     ment agencies            $  3,500       $    -        $  140     $  3,360
    Obligations of states
     and political sub-
     divisions                  65,033        1,547           350       66,230
    Corporate bonds             13,390          370             -       13,760
    Other                          639            2             -          641
    Mortgage-backed
     securities                 54,820          330           787       54,363
    --------------------------------------------------------------------------
    Total securities held to
     maturity                 $137,382       $2,249        $1,277     $138,354
    --------------------------------------------------------------------------


    --------------------------------------------------------------------------
                                                   (000's)
                                              Gross         Gross
                               Amortized    Unrealized    Unrealized    Fair
    As of December 31, 1994:     Cost         Gains         Losses      Value
    --------------------------------------------------------------------------
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
    --------------------------------------------------------------------------


    Residential fixed rate real estate loans held for sale, had an aggregate cost of $2,696,000 and $3,770,000, with a market value of $2,690,000 and
    $3,695,000 at June 30, 1995 and December 31, 1994, respectively. These loans held for sale, included commitments which had not yet closed as of that date.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMON STOCK, ADDITIONAL PAID-IN CAPITAL, FEDERAL HOME LOAN BANK ADVANCES, LONG-TERM DEBT QUALIFYING AS CAPITAL AND NET INCOME PER COMMON SHARE DATA

    The Bank had $10.0 million of term advances outstanding with the Federal Home Loan Bank of New York at June 30, 1995. An advance of $5.0 million has a final maturity of November 15, 1999, with options to prepay without penalty in whole or in part on November 14, 1995 and semiannually thereafter. The advance has an interest rate adjusting monthly to 20 basis points over the one month London Inter-Bank Offer Rate (LIBOR) rate. The interest rate at June 30, 1995 was 6.27%. An additional advance of $5.0 million was taken on June 22, 1995 at a fixed rate of 6.2% for the entire term. This advance matures on June 22, 1998.

    At June 30, 1995, Royal had outstanding term advances with the Federal Home Loan Bank of Atlanta in the amount of $8,500,000 with maturities and interest rates as follows:


             Advance Amount         Interest Rate         Maturity Date
             --------------         -------------         -------------
               $1,000,000               6.38%             July 12, 1995
                3,000,000               6.26              July 26, 1995
                2,500,000               6.38              August 25, 1995
                1,000,000               6.64              October 2, 1995
                1,000,000               6.57              October 6, 1995


    Advances of the Banks are collateralized by stock in the Federal Home Loan Banks of New York and Atlanta and by certain mortgage loans under a blanket lien agreement.

    The dividend rate on the Company's Series "A" preferred stock issued to a single investor is determined quarterly and is subject to certain minimum and maximum per annum dividend rates as specified in the agreement. For the three and six month periods ended June 30, 1995 and 1994, the weighted average dividend rates were 8.4% (the minimum rate) for each period. Net income per common share reflects the preferred stock dividends declared and accrued totalling $79,000 and $158,000 for each three and six month period ended June 30, 1995 and 1994, respectively.

    In December 1993, the Company implemented a Dividend Reinvestment Plan. The Plan allows stockholders to invest cash dividends in shares of the Company's common stock at fair value and in the third quarter of 1994, a stock purchase feature was added to allow stockholders to purchase common stock at fair value up to $2,500 per quarter. As of June 30, 1995, 200,000 shares of common stock are reserved for issuance in connection with the Plan, of which 75,592 shares have been issued.

    On May 17, 1995, the Company declared a 10% stock dividend to shareholders of record, June 15, 1995, distributable July 1, 1995. In addition, the quarterly cash dividend to shareholders was increased to $.12 per share, payable to shareholders of record June 30, 1995, on July 14, 1995.

    Shares granted but not yet issued under the Company's stock option plans are considered common stock equivalents for earnings per share calculations; however, these options had a minor dilutive effect (less than 3%) for the three and six month periods ended June 30, 1994 and, therefore, are not reflected in the earnings per share computation for that period. During

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


6. COMMON STOCK, ADDITIONAL PAID-IN CAPITAL, FEDERAL HOME LOAN BANK ADVANCES, LONG-TERM DEBT QUALIFYING AS CAPITAL AND NET INCOME PER COMMON SHARE DATA (Cont'd)

    1995, the dilutive effect of stock options granted has been greater than 3%. Net income per common share is based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding and, in 1995, common equivalent shares, adjusted for common stock dividends.

    The Company and its subsidiaries' ability to pay cash dividends in the future are restricted by various regulatory requirements. The Company's ability to pay cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Banks. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to paid-in capital. Royal may pay dividends to the Company, upon 30-day notice to the OTS, if it continues to meet its fully-phased-in capital requirements, in an amount that would not reduce its surplus capital ratio by more than one-half at the beginning of the year, plus all of its net income determined on the basis of generally accepted accounting principles for that calendar year. Royal must continue to meet all fully-phased-in capital requirements after the proposed capital distribution.

    The Company issued $1,700,000 in 1991 ($200,000 repaid in July 1993) and $300,000 in 1992 of the $2.0 million Series "A" subordinated notes authorized by the Company, to other banking and credit institutions, and individual investors. These notes, which qualified currently as 80% Tier II capital under risk-based capital guidelines, were prepaid by the Company in May, 1995 at face value plus accrued interest. The notes, which paid interest at a floating rate of prime plus one-half percent, had a weighted average interest rate of 9.39% for the period of January 1, 1995 through May 17, 1995 (the date the notes were prepaid).

7.  COMMITMENTS AND CONTINGENCIES

    At June 30, 1995, the Bank was committed under an employment agreement with a key officer, director and shareholder requiring annual salary and other payments of $340,000, increasing annually by $30,000 during the term of the contract, annual stock option grants of 22,000 shares (adjusted for stock dividend), issued at fair value at the date of grant and other benefits for the term of the contract expiring July 1, 1999.

    During the six month period ended June 30, 1995, the Bank sold in the secondary market for cash, mortgage loans with net proceeds totalling $2.7 million. During the six months ended June 30, 1995, no fixed rate residential mortgages were swapped with the Federal Home Loan Mortgage Corporation (FHLMC) by the Banks for guaranteed participation certificates in residential mortgage pools.

    At June 30, 1995, the principal balance of the loans sold and exchanged with the FHLMC which remain uncollected approximated $118.8 million. The Banks are committed to service these loans. At June 30, 1995, the Bank was also committed to service approximately $784,000 of outstanding mortgage principal balances relating to the State of New York Mortgage Agency (SONYMA).

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


7.  COMMITMENTS AND CONTINGENCIES (CONT'D)

    In the normal course of business, the Banks make various commitments to extend credit which are not reflected in the accompanying financial statements. At June 30, 1995, formal credit line and loan commitments, which are primarily loans collateralized by real estate at variable interest rates, approximated $73.1 million and outstanding letters of credit totalled $7.9 million. Such amounts represent the maximum risk of loss on these commitments. However, no such losses are currently anticipated.

    In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of Management, will have a material effect on the financial position of the Company.

8.  PENDING DISPOSITION OF DEPOSITS

    On June 14, 1995, the Company announced that it had signed a non-binding letter of intent with Taneytown Bank & Trust Co. of Taneytown, Maryland, for the sale of Royal's deposits and certain assets. At June 30, 1995, Royal had approximately $41.0 million in deposits. Pending review and approval by various government agencies, the transaction is expected to be completed by year-end 1995.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At June 30, 1995, the Company had total assets of $659.6 million, an increase of 9%, or $57.0 million from December 31, 1994. Total deposits increased $49.5 million for the six month period ended June 30, 1995, to $593.3 million, which represented a 9% increase from December 31, 1994. Time deposits increased $38.4 million, primarily due to an increase in time deposits less than $100,000
($16.6 million) primarily because of a time deposit promotion associated with the new Ossining branch opening of the Bank and an increase in time deposits of $100,000 and over from local municipalities ($15.4 million). Both the retail time deposits and municipal time deposits, which are obtained on a bidding basis with maturities of 30 to 180 days, were used to fund loans and securities under the Company's asset liability policy. Savings deposits also increased $19.4 million as the Company introduced and promoted new products. These products included a "liquid gold" account which pays a rate equal to the Federal Reserve discount rate, and a tiered-rate savings account. Demand deposits ($2.3 million) and NOW accounts ($1.7 million) increased slightly, while money market accounts decreased $12.3 million as customers generally switched their balances to higher yielding deposit products.

Federal funds sold increased by $7.5 million at June 30, 1995, compared to December 31, 1994 to provide additional liquidity and funding for anticipated loan closings and security purchases.

The securities portfolio of $248.3 million and $225.5 million at June 30, 1995 and December 31, 1994, respectively, consists of securities held to maturity at amortized cost of $137.4 million and $149.6 million and securities available for sale at fair market value totalling $111.0 million and $75.9 million.

Obligations of U.S. Treasury and other Government agencies increased $13.6 million during the six month period ended June 30, 1995, primarily due to purchases of $47.1 million, net of $9.5 million of called securities, and sales of $24.0 million of such securities. The securities sold were those which would have been called during 1995. Obligations of other U.S. Government agencies are often used as collateral for the Company's borrowing requirements. Mortgage-backed securities increased $17.3 million as purchases of $25.3 million of floating rate securities offset sales of $7.7 million of available for sale securities and principal payments. The purchases took place to reduce excess liquidity, improve yield and rate sensitivity. The Bank's investment in obligations of states and political subdivisions decreased by $7.0 million during the first half of 1995 due to maturities. Although the Bank still considers such securities as core investments which are high yielding on a tax equivalent basis and have diversified final maturities, purchases of these securities are dependent upon their availability in the marketplace and the yield of such securities on a tax equivalent basis, compared to other securities of equivalent credit risk and maturity. The Banks also continue to invest in medium-term corporate debt securities and other securities which are rated investment grade by nationally recognized rating organizations. For the six month period ended June 30, 1995, such securities decreased by $1.0 million, principally due to maturities of corporate bonds of $3.0 million in the first quarter, which offset purchases during the period. The Company continues to invest in securities that provide safety and liquidity, produce income on excess funds during structural changes in the composition of deposits, as well as during cyclical and seasonal changes in

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

FINANCIAL CONDITION (Cont'd)

loan demand, and whose cash flow patterns result in a manageable degree of interest rate risk.

At June 30, 1995, net loans were $351.1 million, a net increase of $20.8 million from December 31, 1994. Outstanding loan balances increased $4.9 million in commercial mortgages, $10.1 million in construction and real estate secured loans, $1.3 million in residential mortgages (net of mortgage loan cash sales of $2.7 million), $1.9 million in home equity loans and $2.8 million in time secured and unsecured loans, offset by net payoffs in installment loans. At June 30, 1995, the Banks had approximately $73.1 million in loan commitments outstanding. It is expected that future loans will be funded principally by excess funds temporarily placed in Federal funds sold, deposits, loan repayments and maturing securities.

The Banks' allowance for loan losses increased to $3.6 million at June 30, 1995 from $3.3 million at December 31, 1994. The allowance for loan losses represented 1.02% of net loans outstanding at June 30, 1995, compared to 1.01% at December 31, 1994. The allowance reflects a provision of $425,000 and net charge-offs of $176,000 recorded during 1995. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. At June 30, 1995, management believes that the allowance is adequate to absorb potential losses inherent in the loan portfolio.

Stockholders' equity increased to $44.6 million at June 30, 1995, an increase of $6.3 million from the December 31, 1994 balance of $38.3 million. The net income of $3.2 million for the six month period ended June 30, 1995, was offset by cash dividends on both preferred stock of $158,000 and common stock of $572,000. Under the Company's dividend reinvestment plan, stockholders purchased 27,776 shares of common stock at a value of $707,000 and stock options of 42,260 shares were exercised under the Company's stock option plans, in the aggregate amount of $528,000. During the second quarter, the Company declared a 10% common stock dividend to shareholders of record June 15, 1995, distributable on July 1, 1995. The reinvestment of the cash dividends and the issuance of the stock dividend have been given effect to in the 1995 consolidated financial statements and in 1994, in the number of weighted average common and common equivalent shares outstanding and net income per common and common equivalent share. Due to market conditions during the first half of the year, the effect of SFAS No. 115 for the six month period ended June 30, 1995, was an increase to stockholders' equity, net of tax effect, of $2,560,000.

The Company's leverage ratio at June 30, 1995 of 7.04%, down from 7.21% at December 31, 1994, was well above the "well-capitalized" level of five percent. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 10.83% and 11.70% at June 30, 1995 and 10.58% and 11.82% at December 31, 1994, respectively, which remained above the "well-capitalized" levels of six percent (Tier I) and ten percent (Total Capital).

RESULTS OF OPERATIONS

EARNINGS

Net income for the three and six month periods ended June 30, 1995, decreased $255,000 to $1.5 million and $397,000 to $3.2 million, compared to the same

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (Cont'd)

EARNINGS (Cont'd)

periods in 1994, respectively. Net income per common and common equivalent share decreased to $.50 per share in the second quarter of 1995 from $.63 per common share recorded in the same period in 1994 and to $1.08 per share during the six month period ended June 30, 1995 from $1.30 for the comparable period in 1994. The annualized return on average total assets decreased to 1.01% for the six months ended June 30, 1995 from 1.31% for the same period in 1994. A discussion of the factors impacting the changes in the various components of net income follows.

NET INTEREST INCOME

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three month period ended June 30, 1995, net interest income increased 5% to $6.1 million, from $5.9 million in the year earlier period. Net interest income increased $427,000 or 4% to $12.1 million, for the six months ended June 30, 1995, compared to the six month period ended June 30, 1994. Although net interest income increased in both the quarter and six month periods ending June 30, 1995 due to volume increases of average net earning assets, the net interest spread declined in each period compared to the prior year. The interest spread declined to 3.51% in the second quarter of 1995 from 4.08% in the same period of 1994, while the year-to-date interest spread at June 30, 1995 was 3.43% compared to 4.13% in the year earlier period. During the first quarter of 1995, much of the effect of seven short-term interest rate increases by the Federal Reserve during 1994 and 1995 impacted the Company's interest spread. This impact, to a lesser extent, continued to affect the net interest spread during the second quarter. The cost of funds have risen during the first half of 1995, as deposit rates have increased, particularly with the introduction of a new product in the first quarter of 1995 which paid a rate equal to the Federal Reserve discount rate. In addition, the cost of time deposits increased due to the new Ossining branch promotion and the effect of renewals at prevailing higher rates. The impact of an increased level of nonaccrual loans as discussed below during the first half of 1995 compared to 1994, also has negatively affected net interest income.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $65,000 to $225,000 for the three month period ended June 30, 1995, compared to the same period in 1994 and $130,000 to $425,000 for the six months ended June 30, 1995, compared to the year earlier period. Charge-offs in the first half of 1995 totalled $205,000 relating primarily to commercial loans, compared to $91,000 of charged-off loans during the same period in 1994. Nonaccrual loans, which are principally secured by real estate, increased to $7.5 million at June 30, 1995, from $5.9 million at December 31, 1994 and $5.5 million at June 30, 1994. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Bank since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (Cont'd)

PROVISION FOR LOAN LOSSES (Cont'd)

An evaluation of the quality of the loan portfolio is performed by management on an ongoing basis as an integral part of the loan function, which includes the identification of past due loans, the recognition of the current economic environment and the review of the historical loan loss experience. Management has taken a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. The changes in the provision charged to income and the allowance for loan losses reflects such uncertainties on an ever increasing loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 1995 increased $276,000 to $934,000 compared to the quarter ended June 30, 1994. For the six months ended June 30, 1995, non-interest income was $1,783,000, which represented a 27% increase, or $374,000, over the same period in 1994. The second quarter increase primarily related to modest security gains for the three month period ended June 30, 1995, while security losses and losses on loans held for sale of $225,000, were incurred in the previous year period. The increase in non-interest income for the first half of 1995 compared to 1994 resulted from a modest net loss on securities transactions and loans held for sale, compared to a loss of $288,000 in the prior year period and an increase in other income.
The relationship of non-interest income to non-interest expenses remained at approximately 20% for both the three and six month periods ended June 30, 1995, compared to 17% and 19% for the three and six month periods ended June 30, 1994, respectively.

The $16,000 loss on securities transactions for the six months ended June 30, 1995 was a result of first quarter transactions resulting in a loss of $57,000, as a part of an overall strategy to restructure the securities portfolio by enhancing yield and improving liquidity, offset by gains on the sale of securities that would have been called during 1995. The second quarter gain of $41,000 in 1995 pertains to the sale of U.S. Treasuries as part of the overall strategy of increasing yield and extending maturities in the securities portfolio and additional sales of U.S. Government securities which were anticipated to be called during the second half of 1995.

The $72,000 gain on securities transactions for the six month period ended June 30, 1994 was primarily comprised of gains of $172,000 from the January 1994 sale of $4.0 million of mortgage-backed pools originated by the Banks due to accelerated principal prepayments, offset by losses in April of $100,000 from sales of $22 million of 30 year mortgage-backed pools to reduce interest rate risk.

The net gain on loans held for sale in the first half of 1995 of $14,000 was principally due to the sale of $2.7 million of fixed rate residential mortgages which occurred during the first quarter.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (Cont'd)

NON-INTEREST INCOME (Cont'd)

Increases in gains on loans held for sale of $125,000 and $374,000 for the three and six month periods ended June 30, 1995 compared to 1994, were principally due to write-downs of fixed rate loans held for sale aggregating $127,000 and $387,000 for the three and six month periods ended June 30, 1994, resulting from the increased interest rate environment in 1994.

Service charges remained flat in the second quarter of 1995 compared to 1994 and decreased slightly by $5,000 for the six month period ended June 30, 1995 compared to the prior year, as increases resulting from an increased level of account activity resulting from a higher deposit base were offset by higher customer rebates during the period.

Other income increased by $10,000 to $240,000 for the quarter ended June 30, 1995 and $93,000 to $488,000 for the six months ended June 30, 1995, compared to the same periods in 1994. The increases occurred primarily due to a higher mortgage servicing income ($24,000 for the six month period) because of increased volume in loans serviced, increased fee income relating to various services provided by the Banks ($13,000 increase for the six month period) and higher commissions from credit cards ($28,000 increase for the six month period).

NON-INTEREST EXPENSES

Non-interest expenses rose to $4,620,000, an $848,000 increase for the three month period ended June 30, 1995 over the comparable period in 1994, and to $8,803,000 which represented a $1,341,000 increase for the six month period ended June 30, 1995, over the comparable period in 1994.

Salaries are the largest component of non-interest expense. Increases of $193,000 and $417,000 occurred during the three and six month periods ended June 30, 1995, respectively, compared to the previous year, which represented increases of 15% and 16%, respectively. Full-time equivalent employees of 199 at June 30, 1995, was an increase of 14 employees from June 30, 1994. This increase occurred because of the opening of branches in North White Plains in July 1994 and Ossining in January 1995, and an increase in staff to accommodate the higher level of deposits and loans being serviced, as well as annual merit salary increases.

Employee benefits decreased $19,000 to $624,000 and $73,000 to $1,272,000 for the three and six months ended June 30, 1995, compared to 1994, respectively. These decreases occurred in both periods because of a reduction in incentive compensation programs which are based on the Company's net income and financial performance and a decrease in 1995 in the number of participants in the executive compensation plan. These decreases offset an increase in payroll taxes due to the higher salaries base.

The changes in the other components of non-interest expenses for the three and six month periods ended June 30, 1995, compared to June 30, 1994, were due to the following:

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (Cont'd)

NON-INTEREST EXPENSES (CONT'D)

o Increases of $138,000 (21%) and $213,000 (16%), respectively, in occupancy and equipment cost were due principally to increased costs associated with the branches opened in the third quarter of 1994 and January 1995, increases related to the higher level of furniture and bank equipment owned by the Banks (depreciation, maintenance, repairs) and increases in real property taxes.

o Increases of $76,000 (45%) and $130,000 (43%), respectively, in advertising and business development because of the new branch opening promotions and advertising related to new deposit products such as "liquid gold."

o Increases of $139,000 (95%) and $176,000 (60%), respectively, in professional fees due to loan related professional fees associated with loan collections and foreclosures and litigation costs incurred during the second quarter pertaining to an ongoing loan related case.

o Increases of $6,000 (5%) and $26,000 (10%), respectively, in communications due to an increase in postage expense because of postal volume and rate increases and telephone expense because of new branch additions and the relocation of certain departments of the Bank to its Corporate Headquarters.

o Increases of $2,000 (3%) and $28,000 (23%), respectively, in stationery and printing because of the new branch opened in January 1995 and increase in deposit and loan volume.

o Increases of $37,000 (14%) and $74,000 (14%), respectively, in FDIC insurance premiums due to an overall 15% increase in deposit levels between June 30, 1995 and 1994.

o Increases of $276,000 (73%) and $350,000 (50%), respectively, in other expenses due to a settlement with a former executive officer of the Company, branch charge-offs, and expenses associated with Royal's credit card program.

INCOME TAXES

The effective tax rates for the three month periods ended June 30, 1995 and 1994 were 33% and 32%, respectively, while the effective rates for the six month periods ended June 30, 1995 and 1994 were 31% and 32%, respectively. The variance in the effective tax rate in 1995 was due to the recording of deferred tax benefits in 1995 related to the allowance for loan losses, offset by the Bank's decrease in investment in tax-exempt securities in the second quarter due to maturities of these securities.

                           PART II - OTHER INFORMATION







Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit XI.  Computation of Earnings Per Share

     (b) Reports on Form 8-K. A Form 8-K was filed by the Company during the quarter ended June 30, 1995. On June 14, 1995, a press release announced that a tentative agreement had been reached for the sale of the deposits of the Company's wholly-owned subsidiary, Royal Oak Savings Bank, F.S.B. The premium to be paid for such deposits will be 8-1/2% of deposits transferred, plus accrued interest thereon, as of the settlement date. A copy of the press release was filed as Exhibit 99 to the Form 8-K.



                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 11, 1995.




                          U.S.B. HOLDING CO., INC.





/s/ Thomas E. Hales                       /s/ Steven T. Sabatini
-----------------------                   --------------------------------
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

                            PART II - OTHER INFORMATION







Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit XI.  Computation of Earnings Per Share

     (b) Reports on Form 8-K. A Form 8-K was filed by the Company during the quarter ended June 30, 1995. On June 14, 1995, a press release announced that a tentative agreement had been reached for the sale of the deposits of the Company's wholly-owned subsidiary, Royal Oak Savings Bank, F.S.B. The premium to be paid for such deposits will be 8-1/2% of deposits transferred, plus accrued interest thereon, as of the settlement date. A copy of the press release was filed as Exhibit 99 to the Form 8-K.



                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 11, 1995.




                          U.S.B. HOLDING CO., INC.






-----------------------                   --------------------------------
Thomas E. Hales                           Steven T. Sabatini
Chairman of the Board                     Executive Vice President Finance
President,                                Chief Financial Officer and
Chief Executive Officer                   Assistant Secretary
and Director                              (Principal Financial and
                                          Accounting Officer)