Form 10-Q
period 1995-09-30
USB HOLDING CO INC
filed 1995-11-14
CIK 707805

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended September 30, 1995 Commission File No. 010950
                           -------------------

                             U.S.B. HOLDING CO., INC.
                             -----------------------

              (Exact name of registrant as specified in its charter)


                  DELAWARE                           36-3197969


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


                              YES  X      NO
                                 -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                   OUTSTANDING AT NOVEMBER 2, 1995
                -----                   -------------------------------

        Common stock, par value
           $5 per share                           2,791,724

                             U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS



                                                               PAGE NO.
                                                               --------
PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF CONDITION AS
         OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
         (UNAUDITED)                                               1

         CONSOLIDATED STATEMENTS OF INCOME FOR THE
         THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
         (UNAUDITED)                                               2

         CONSOLIDATED STATEMENTS OF INCOME FOR THE
         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
         (UNAUDITED)                                               4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND
         1994 (UNAUDITED)                                          6

         CONSOLIDATED STATEMENT OF CHANGES IN
         STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
         ENDED SEPTEMBER 30, 1995 (UNAUDITED)                      8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)                                               9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                               15

PART II. OTHER INFORMATION AND SIGNATURES                         22

                     PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                             September 30     December 31
                                                 1995             1994
                                             ------------     -----------
                                                (000's Except Share Data)
ASSETS
Cash and due from banks                         $ 22,663        $ 19,464
Federal funds sold                                 4,700           5,001
                                               ---------       ---------
Cash and cash equivalents                         27,363          24,465
Interest-bearing deposits in other banks and
     other temporary investments                   2,069           1,186
Securities:
  Available for sale at fair value               117,547          75,944
  Held to maturity (fair value $135,408
     in 1995 and $143,961 in 1994)               133,616         149,580
Loans held for sale                                1,500           3,272
Loans, net of allowance for loan losses of
     $3,404 in 1995 and $3,320 in 1994           362,133         326,978
Premises and equipment, net                       10,836          10,794
Accrued interest receivable                        5,354           4,385
Other real estate owned (OREO)                     1,039             544
Other                                              5,386           5,455
                                               ---------       ---------
TOTAL ASSETS                                    $666,843        $602,603
                                               ---------       ---------
                                               ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing demand deposits            $ 76,494        $ 78,585
Interest-bearing deposits:
     Money Market                                 58,431          71,200
     Savings                                     163,742         116,404
     NOW                                          36,840          39,777
     Time                                        266,568         237,896
                                               ---------       ---------
Total deposits                                   602,075         543,862
Accrued interest payable                           1,837           1,108
Accrued expenses and other liabilities             2,714           1,614
Federal funds purchased and Federal Home
     Loan Bank advances                           13,500          15,900
Long-term debt qualifying as regulatory
 capital                                               -           1,800
                                               ---------       ---------
Total liabilities                                620,126         564,284
Commitments and contingencies (Note 7)
Stockholders' equity:
     Preferred stock, no par value; authorized
        shares 100,000;  outstanding shares:
        37,500                                     3,750           3,750
     Common stock, $5 par value; 7,000,000
       shares authorized and issued shares of
       2,870,245 in 1995 and 2,535,400 in 1994    14,351          12,677
     Additional paid-in capital                   18,849          12,452
     Retained earnings                            10,853          13,180
     Treasury stock, 86,316 shares                (1,075)         (1,075)
     Unrealized loss on available for sale
       securities, net of tax                        (11)         (2,665)
                                               ---------       ---------
Total stockholders' equity                        46,717          38,319
                                               ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $666,843        $602,603
                                               ---------       ---------
                                               ---------       ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     Three Months Ended
                                                  September 30   September 30
                                                     1995           1994
                                                  ------------   ------------
                                                   (000's Except Share Data)
INTEREST INCOME:
Interest and fees on loans                         $ 8,480        $ 6,847
Interest on Federal funds sold                         147             53
Interest and dividends on securities:
     U.S. Treasury and Government agencies           2,904          1,792
     Obligations of states and political
          subdivisions                                 826            894
     Corporate and other                               306            432
Interest on deposits in other banks and
     other temporary investments                        38             13
Dividends on Federal Home Loan Bank stock               38             30
                                                   -------        -------
Total interest income                               12,739         10,061
                                                   -------        -------
INTEREST EXPENSE:
Interest on deposits                                 6,011          4,007
Interest on Federal funds purchased and Federal
     Home Loan Bank advances                           247             91
Interest on long-term debt                               -             35
                                                   -------        -------
Total interest expense                               6,258          4,133
                                                   -------        -------

NET INTEREST INCOME:                                 6,481          5,928
Provision for loan losses                              275            365
                                                   -------        -------
Net interest income after provision for
     loan losses                                     6,206          5,563
                                                   -------        -------

NON-INTEREST INCOME:
Gain on securities transactions - net                  140              3
Gain on loans held for sale - net                        -              9
Service charges and fees                               653            643
Other income                                           247            224
                                                   -------        -------
Total non-interest income                            1,040            879
                                                   -------        -------

NON-INTEREST EXPENSES:
Salaries                                             1,617          1,406
Employee benefits                                      654            700
Occupancy and equipment expense                        851            729
Advertising and business development                   219            253
Professional fees                                      217            168
Communications                                         143            133
Stationery and printing                                 95             81
FDIC insurance                                          (1)           286
Other                                                  342            266
                                                   -------        -------
Total non-interest expenses                          4,137          4,022
                                                   -------        -------
Income before income taxes                           3,109          2,420
Provision for income taxes                           1,034            735
                                                   -------        -------
NET INCOME                                        $  2,075        $ 1,685
                                                   -------        -------
                                                   -------        -------

NET INCOME PER COMMON AND COMMON EQUIVALENT
 SHARE                                            $    .69        $   .60
                                                   -------        -------
                                                   -------        -------



WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                   2,887,444      2,669,763
                                                 ---------      ---------
                                                 ---------      ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      Nine Months Ended
                                                 September 30    September 30
                                                     1995           1994
                                                 ------------    ------------
                                                   (000's Except Share Data)
INTEREST INCOME:
Interest and fees on loans                         $24,327        $19,634
Interest on Federal funds sold                         601            103
Interest and dividends on securities:
     U.S. Treasury and Government agencies           7,797          5,090
     Obligations of states and political
          subdivisions                               2,575          2,639
     Corporate and other                               922          1,236
Interest on deposits in other banks and
     other temporary investments                       104             34
Dividends on Federal Home Loan Bank stock              119            116
                                                   -------        -------
Total interest income                               36,445         28,852
                                                   -------        -------

INTEREST EXPENSE:
Interest on deposits                                17,172         10,882
Interest on Federal funds purchased and Federal
     Home Loan Bank advances                           643            286
Interest on long-term debt                              64             98
                                                   -------        -------
Total interest expense                              17,879         11,266
                                                   -------        -------

NET INTEREST INCOME:                                18,566         17,586
Provision for loan losses                              700            660
                                                   -------        -------
Net interest income after provision for
     loan losses                                    17,866         16,926
                                                   -------        -------
NON-INTEREST INCOME:
Gain on securities transactions - net                  124             75
Gain (loss) on loans held for sale - net                14           (351)
Service charges and fees                             1,950          1,945
Other income                                           735            619
                                                   -------        -------
Total non-interest income                            2,823          2,288
                                                   -------        -------

NON-INTEREST EXPENSES:
Salaries                                             4,582          3,954
Employee benefits                                    1,926          2,045
Occupancy and equipment expense                      2,428          2,093
Advertising and business development                   652            556
Professional fees                                      688            463
Communications                                         426            390
Stationery and printing                                243            201
FDIC insurance                                         606            819
Other                                                1,389            963
                                                   -------        -------
Total non-interest expenses                         12,940         11,484
                                                   -------        -------
Income before income taxes                           7,749          7,730
Provision for income taxes                           2,474          2,448
                                                   -------        -------

NET INCOME                                        $  5,275        $ 5,282
                                                   -------        -------
                                                   -------        -------

NET INCOME PER COMMON AND COMMON EQUIVALENT
 SHARE                                            $   1.77        $  1.90
                                                   -------        -------
                                                   -------        -------




WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                    2,846,398      2,653,761
                                                 ---------      ---------
                                                 ---------      ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Nine Months Ended
                                                  September 30   September 30
                                                     1995           1994
                                                  ------------   ------------
                                                            (000's)
OPERATING ACTIVITIES:
Net income                                        $  5,275        $  5,282
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                            700             660
  Depreciation and amortization                      1,113             976
  Amortization/accretion of premiums/discounts on
    securities - net                                    91             796
  Gain on securities transactions - net               (124)            (75)
  (Gain) loss on loans held for sale - net             (14)            351
Origination of loans held for sale                  (1,862)        (14,699)
Proceeds from sales of loans held for sale           2,674          12,972
Other - net                                           (516)           (727)
                                                  --------        --------
Net cash provided by operating activities            7,337           5,536
                                               -----------        --------
INVESTING ACTIVITIES:
Proceeds from sales of securities available
  for sale                                          43,309          34,612
Proceeds from sales of securities held to
  maturity                                             260               -
Proceeds from principal paydowns and maturities
  of securities available for sale                  16,290          28,561
Proceeds from maturities of securities held to
  maturity                                          18,067          33,074
Purchases of securities available for sale         (97,044)        (36,607)
Purchases of securities held to maturity            (2,401)        (64,714)
Net decrease (increase) in interest bearing
  deposits in other banks and other temporary
  investments                                         (883)              3
Loans originated, net of principal collections     (35,708)        (57,024)
Loans purchased                                       (372)         (2,032)
Purchases of premises and equipment - net           (1,091)           (822)
Proceeds from sales of OREO                            652           1,267
                                                  --------        --------
Net cash used for investing activities             (58,921)        (63,682)
                                                  --------        --------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
  NOW, money market and savings accounts            29,541          20,577
  Increase in time deposits, net of withdrawals
    and maturities                                  28,672          38,009
  Net (decrease) increase in Federal funds
    purchased and Federal Home Loan advances -
    short-term                                      (7,400)          7,750
  Proceeds from Federal Home Loan Bank advance -
    long-term                                        5,000               -
Redemption of long-term debt qualifying as
  regulatory capital                                (1,800)              -
Cash dividends paid                                 (1,141)         (1,273)
Proceeds from issuance of common stock               1,610             837
                                                  --------        --------
Net cash provided by financing activities           54,482          65,900
                                                  --------        --------



                                                      Nine Months Ended
                                                  September 30   September 30
                                                     1995           1994
                                                  ------------   ------------
INCREASE IN CASH AND CASH EQUIVALENTS                2,898           7,754
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      24,465          14,439
                                                  --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 27,363        $ 22,193
                                                  --------        --------
                                                  --------        --------

Supplemental Disclosures:
  Interest paid                                   $ 17,150        $ 10,808
                                                  --------        --------
                                                  --------        --------
  Income tax payments                             $  2,465        $  3,253
                                                  --------        --------
                                                  --------        --------
  Transfer of assets to OREO                      $  1,199        $    469
                                                  --------        --------
                                                  --------        --------
  Loans securitized into mortgage-backed
    securities                                    $      -        $ 19,694
                                                  --------        --------
                                                  --------        --------
  Change in unrealized gain (loss) on
  available for sale securities -
  net of ($1,433) and $1,026 in
  deferred tax assets in 1995 and 1994,
  respectively.                                   $  2,654        $ (1,905)
                                                  --------        --------
                                                  --------        --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (000's except share data)


                                                                              Unrealized
                                                                              Gain (Loss)
                Common     Common  Preferred   Additional                     on Available
                Shares     Stock     Stock      Paid-In    Retained Treasury    for Sale
              Outstanding  $5 Par   No Par      Capital    Earnings  Stock     Securities
              -----------  ------  --------    ----------  -------- --------  ------------
Balance at
 January 1,
 1995          2,449,084  $12,677    $3,750     $12,452    $13,180  $(1,075)   $(2,665)

Net income                                                   5,275
Cash dividends:
  Common stock
    ($.35 per
    share)                                                    (905)
  Preferred
    stock                                                     (236)
Common stock
  issued:
  Incentive
    stock
    options
    exercised
    ($6.92 to
    $23.00 per
    share)        38,610      193                   299
  Directors'
    stock
    option
    exercised
    ($9.95 per
    share)         3,650       18                    18
  10% stock
    dividend     250,525    1,253                 5,198     (6,461)
  Dividend
    Reinvest-
    ment Plan     42,060      210                   882
Change in un-
  realized loss
  on available
  for sale
  securities,
  net of tax
  effect                                                                         2,654
               ---------  -------   ------     --------    -------  -------    -------
Balance at
   September
   30, 1995    2,783,929  $14,351   $3,750      $18,849    $10,853  $(1,075)   $   (11)
               ---------  -------   ------     --------    -------  -------    -------
               ---------  -------   ------     --------    -------  -------    -------

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

3.   BASIS OF PRESENTATION

     In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1995, the results of operations for the three and nine month periods ended September 30, 1995 and 1994, cash flows for the nine month periods then ended, and changes in stockholders' equity for the nine months ended September 30, 1995. A summary of the Company's significant accounting policies is set forth in Note l to the Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.

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

     At September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 approximated $4.0 million (of which $3.6 million were in non-accrual status). Each impaired loan has a related allowance for credit losses determined in accordance with this statement. The total allowance for credit losses related to impaired loans was $427,000 as of September 30, 1995. The average recorded investment in impaired loans for the three and nine month periods ended September 30, 1995 was approximately $4.0 million. For the three and nine month periods ended September 30, 1995, interest income recognized by the Company on impaired loans was not material.

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

     Realized gains and losses on the sales of all securities are reported in earnings. Unrealized gains and losses on available for sale securities are shown, net of taxes, as a separate component of stockholders' equity. At September 30, 1995 and December 31, 1994, the effect of SFAS No. 115 resulted in a reduction of securities available for sale of $14,000 and $4,101,000, respectively, which after the applicable tax effect, resulted in a reduction to stockholders' equity of $11,000 and $2,665,000, respectively, representing the net unrealized loss.

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

     A summary of the amortized cost, and fair value of securitiesand related gross unrealized gains and losses at September 30, 1995 and December 31, 1994, follows:


--------------------------------------------------------------------------------
                                                     (000's)
                                               Gross          Gross
                               Amortized     Unrealized     Unrealized     Fair
As of September 30, 1995:         Cost          Gains          Losses      Value
--------------------------------------------------------------------------------
AVAILABLE FOR SALE:
U.S. Treasury and Govern-
 ment agencies                  $ 43,535       $  397        $   86     $ 43,846
Obligations of states
 and political sub-
 divisions                         3,066           51                      3,117
Other                                499            3             -          502
Mortgage-backed
 securities                       70,461          330           709       70,082
--------------------------------------------------------------------------------
Total available for sale
 securities                     $117,561       $  781        $  795     $117,547
--------------------------------------------------------------------------------

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  SECURITIES AND LOANS HELD FOR SALE (Cont'd)

    Held to Maturity:
    U.S. Treasury and Govern-
     ment agencies            $  3,500       $    -        $  134    $  3,366
    Obligations of states
     and political sub-
     divisions                  63,441        2,050           134      65,357
    Corporate bonds             13,398          342             -      13,740
    Other                          613            2             -         615
    Mortgage-backed
     securities                 52,664          300           634      52,330
    -------------------------------------------------------------------------
    Total securities held to
     maturity                 $133,616       $2,694        $  902    $135,408
    -------------------------------------------------------------------------


    -------------------------------------------------------------------------
                                                   (000's)
                                              Gross         Gross
                               Amortized    Unrealized   Unrealized     Fair
    As of December 31, 1994:     Cost         Gains         Losses      Value
    -------------------------------------------------------------------------

    AVAILABLE FOR SALE:
    U.S. Treasury and Govern-
     ment agencies            $ 25,135       $   10        $  302    $ 24,843
    Obligations of states
     and political sub-
     divisions                   2,000           15             -       2,015
    Other                          582            8            14         576
    Mortgage-backed
     securities                 52,328            5         3,823      48,510
    -------------------------------------------------------------------------
    Total available for sale
     securities               $ 80,045       $   38        $4,139    $ 75,944
    -------------------------------------------------------------------------

    HELD TO MATURITY:
    U.S. Treasury and Govern-
     ment agencies            $  4,500       $    -        $  490    $  4,010
    Obligations of states
     and political sub-
     divisions                  73,116          274         1,515      71,875
    Corporate bonds             14,347          105           184      14,268
    Other                          670            2             -         672
    Mortgage-backed
     securities                 56,947           48         3,859      53,136
    -------------------------------------------------------------------------
    Total securities held to
     maturity                 $149,580       $  429        $6,048    $143,961
    -------------------------------------------------------------------------

    Residential fixed rate real estate loans held for sale, had an aggregate cost of $1,804,000 and $3,770,000, with a market value of $1,816,000 and
    $3,695,000 at September 30, 1995 and December 31, 1994, respectively. These loans held for sale, included commitments which had not yet closed as of that date.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMON STOCK, ADDITIONAL PAID-IN CAPITAL, FEDERAL HOME LOAN BANK ADVANCES, LONG-TERM DEBT QUALIFYING AS CAPITAL AND NET INCOME PER COMMON SHARE DATA

    The Bank had $10.0 million of term advances outstanding with the Federal Home Loan Bank of New York at September 30, 1995. An advance of $5.0 million has a final maturity of November 15, 1999, with options to prepay without penalty in whole or in part on November 14, 1995 and semiannually thereafter. The advance has an interest rate adjusting monthly to 20 basis points over the one month London Inter-Bank Offered Rate (LIBOR) rate. The interest rate at September 30, 1995 was 6.075%. An additional advance of $5.0 million was taken on June 22, 1995 at a fixed rate of 6.2% for the entire term. This advance matures on June 22, 1998.

    At September 30, 1995, Royal had outstanding term advances with the Federal Home Loan Bank of Atlanta in the amount of $3,500,000 with maturities and interest rates as follows:

             Advance Amount         Interest Rate         Maturity Date
             --------------         -------------         -------------
               $1,000,000               6.64%             October 2, 1995
                1,000,000               6.57              October 6, 1995
                1,500,000               6.04              October 25, 1995

    Advances of the Banks are collateralized by stock in the Federal Home Loan Banks of New York and Atlanta and by certain mortgage loans under a blanket lien agreement.

    The dividend rate on the Company's Series "A" preferred stock issued to a single investor is determined quarterly and is subject to certain minimum and maximum per annum dividend rates as specified in the agreement. For the three and nine month periods ended September 30, 1995 and 1994, the weighted average dividend rates were 8.4% (the minimum rate) for each period. Net income per common share reflects the preferred stock dividends declared and accrued totalling $79,000 and $236,000 for each three and nine month periods ended September 30, 1995 and 1994, respectively.

    In December 1993, the Company implemented a Dividend Reinvestment Plan. The Plan allows stockholders to invest cash dividends in shares of the Company's common stock at fair value and in the third quarter of 1994, a stock purchase feature was added to allow stockholders to purchase common stock at fair value up to $2,500 per quarter. As of September 30, 1995, 200,000 shares of common stock are reserved for issuance in connection with the Plan, of which 89,876 shares have been issued. Effective October, 1995, the Company's Board of Directors temporarily suspended the Plan. The Company will continue to review its capital level and related requirements and intends to reinstitute the Plan as conditions warrant.

    On May 17, 1995, the Company declared a 10% stock dividend to shareholders of record, June 15, 1995, which was distributed July 1, 1995. In addition, beginning with the July 14, 1995 common stock dividend payment, the quarterly cash dividend to shareholders was increased to $.12 per share.

    Shares granted but not yet issued under the Company's stock option plans are considered common stock equivalents for earnings per share calculations;

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMON STOCK, ADDITIONAL PAID-IN CAPITAL, FEDERAL HOME LOAN BANK ADVANCES, LONG-TERM DEBT QUALIFYING AS CAPITAL AND NET INCOME PER COMMON SHARE DATA (Cont'd)

    however, these options had a minor dilutive effect (less than 3%) for the three and nine month periods ended September 30, 1994 and, therefore, are not reflected in the earnings per share computation for that period. During 1995, the dilutive effect of stock options granted has been greater than 3%. Net income per common share is based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding and, in 1995, common equivalent shares, adjusted for common stock dividends.

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

7.  COMMITMENTS AND CONTINGENCIES

    At September 30, 1995, the Bank was committed under an employment agreement with a key officer, director and shareholder requiring annual salary and other payments of $340,000, increasing annually by $30,000 during the term of the contract, annual stock option grants of 22,000 shares (adjusted for stock dividend), issued at fair value at the date of grant and other benefits for the term of the contract expiring July 1, 1999.

    During the nine month period ended September 30, 1995, the Bank sold in the secondary market for cash, mortgage loans with net proceeds totalling $2.7 million. During the nine months ended September 30, 1995, no fixed rate residential mortgages were swapped with the Federal Home Loan Mortgage Corporation (FHLMC) by the Banks for guaranteed participation certificates in residential mortgage pools.

    At September 30, 1995, the principal balance of the loans sold to the FHLMC which remain uncollected approximated $116.5 million. The

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.  COMMITMENTS AND CONTINGENCIES (CONT'D)

    Banks are committed to service these loans. At September 30, 1995, the Bank was also committed to service approximately $.9 million of outstanding mortgage principal balances relating to the State of New York Mortgage Agency (SONYMA).

    In the normal course of business, the Banks make various commitments to extend credit which are not reflected in the accompanying financial statements. At September 30, 1995, formal credit line and loan commitments, which are primarily loans collateralized by real estate at variable interest rates, approximated $95.7 million and outstanding letters of credit totalled $8.2 million. Such amounts represent the maximum risk of loss on these commitments. However, no such losses are currently anticipated.

    In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of Management, will have a material effect on the financial position of the Company.

8.  PENDING DISPOSITION OF ROYAL

    On June 14, 1995, the Company announced that it had signed a non-binding letter of intent with Taneytown Bank & Trust Co. of Taneytown, Maryland, for the sale of Royal's deposits and certain assets. Subsequent to that date, the structure of the transaction changed. Under the revised transaction, the stock of Royal will be sold to Monocacy Bancshares, Inc., parent company of Taneytown Bank & Trust Company. Certain assets and liabilities of Royal, principally the investment and loan portfolios aggregating $21 million and $25 million, respectively, at September 30, 1995, will be excluded from the transaction. Substantially all deposits, approximating $41 million at September 30, 1995, loan servicing rights and certain other assets and liabilities will be retained by Royal, as well as cash to be deposited by U.S.B. Holding Co., Inc. or its wholly-owned subsidiary, Union State Bank, to fund the deposits and liabilities, less assets retained. The definitive agreement for the sale of all common stock of Royal was signed on August 25, 1995. Pending review and approval by various government agencies, the transaction is expected to be completed by year-end 1995.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At September 30, 1995, the Company had total assets of $666.8 million, an increase of 11%, or $64.2 million from December 31, 1994. Total deposits increased $58.2 million for the nine month period ended September 30, 1995, to $602.1 million, which represented an 11% increase from December 31, 1994. Savings deposits accounted for the greatest increase in deposits, $47.3 million, as the Company introduced and promoted new products. One of these products, a "Liquid Gold" account which pays a rate equal to the Federal Reserve discount rate, was primarily responsible for the overall increase in this deposit category. Time deposits increased $28.7 million, due to an increase in time deposits of $100,000 and over from local municipalities ($19.0 million), which are obtained on a bidding basis with maturities of 30 to 180 days, as well as increases in time deposits ($5.1 million), IRA's/Keoghs ($3.7 million), and retail time deposits over $100,000 ($.9 million). The deposit increases were used to fund loans and securities purchases under the Company's asset/liability policy and to begin prefunding the anticipated sale of Royal Oak deposits. Decreases occurred in money market deposits ($12.8 million), NOW accounts ($2.9 million) and demand deposits ($2.1 million), as customers generally switched their balances to higher yielding deposit products.

The securities portfolio of $251.1 million and $225.5 million at September 30, 1995 and December 31, 1994, respectively, consists of securities held to maturity at amortized cost of $133.6 million and $149.6 million and securities available for sale at fair market value totalling $117.5 million and $75.9 million, respectively.

Obligations of U.S. Treasury and other Government agencies increased $18.0 million during the nine month period ended September 30, 1995, primarily due to purchases of $64.1 million, offset by $14.1 million of called securities, and sales of $32.0 million of such securities. The securities sold were those which would have been called during 1995 and the beginning of 1996. Obligations of other U.S. Government agencies are often used as collateral for the Company's borrowing requirements. Mortgage-backed securities increased $17.3 million as purchases of $31.4 million of floating rate securities offset sales of $10.7 million of available for sale securities and principal payments. The purchases took place to reduce excess liquidity, improve yield and rate sensitivity. The Bank's investment in obligations of states and political subdivisions decreased by $8.6 million during the first nine months of 1995 due to maturities.
Although the Bank still considers such securities as core investments which are high yielding on a tax equivalent basis and have diversified final maturities, purchases of these securities are dependent upon their availability in the marketplace and the yield of such securities on a tax equivalent basis, compared to other securities of equivalent credit risk and maturity. The Banks also continue to invest in medium-term corporate debt securities and other securities which are rated investment grade by nationally recognized rating organizations. For the nine month period ended September 30, 1995, such securities decreased by $1.1 million, principally due to maturities of corporate bonds of $3.0 million in the first quarter, which offset purchases during the period. The Company continues to invest in securities that provide safety and liquidity, produce income on excess funds during structural changes in the composition of deposits, as well as during cyclical and seasonal changes in loan demand, and whose cash flow patterns result in a manageable degree of interest rate risk.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

FINANCIAL CONDITION (Cont'd)

At September 30, 1995, net loans were $363.6 million, a net increase of $33.4 million from December 31, 1994 due to net increases in all major loan categories. Outstanding loan balances increased $8.4 million in commercial mortgages, $9.7 million in construction and real estate secured loans, $3.8 million in residential mortgages (net of mortgage loan cash sales of $2.7 million), $2.9 million in home equity loans, $7.6 million in time secured and unsecured loans, and $.9 million in installment loans. At September 30, 1995, the Banks had approximately $95.7 million in formal credit lines and loan commitments outstanding. It is expected that future loans will be funded principally by excess funds temporarily placed in Federal funds sold, deposits, loan repayments and maturing securities.

The Banks' allowance for loan losses increased slightly to $3.4 million at September 30, 1995 from $3.3 million at December 31, 1994. The allowance for loan losses represented .94% of net loans outstanding at September 30, 1995, compared to 1.01% at December 31, 1994. The allowance reflects a provision of $700,000 and net charge-offs of $616,000 recorded during 1995. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. At September 30, 1995, management believes that the allowance is adequate to absorb potential losses inherent in the loan portfolio.

Stockholders' equity increased to $46.7 million at September 30, 1995, an increase of $8.4 million from the December 31, 1994 balance of $38.3 million. The net income of $5.3 million for the nine month period ended September 30, 1995, was offset by cash dividends on both preferred stock of $236,000 and common stock of $905,000. Under the Company's dividend reinvestment plan, which has been temporarily suspended effective October, 1995 by the Company's Board of Directors, stockholders purchased 42,060 shares of common stock at a value of $1,092,000, and stock options of 42,260 shares were exercised under the Company's stock option plans, in the aggregate amount of $528,000. During the second quarter, the Company declared a 10% common stock dividend to shareholders of record June 15, 1995, which was distributed on July 1, 1995. The reinvestment of the cash dividends and the issuance of the stock dividend have been given effect to in the 1995 consolidated financial statements and in 1994, in the number of weighted average common and common equivalent shares outstanding and net income per common and common equivalent share. Due to market conditions that have occurred thus far this year, the effect of SFAS No. 115 for the nine month period ended September 30, 1995, was to increase stockholders' equity, net of tax effect, by $2,654,000.

The Company's leverage ratio at September 30, 1995 of 7.25%, up from 7.21% at December 31, 1994, was well above the "well-capitalized" level of five percent. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 10.98% and 11.78% at September 30, 1995 and 10.58% and 11.82% at December 31, 1994, respectively, which remained above the "well-capitalized" levels of six percent (Tier I) and ten percent (Total Capital).

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS

EARNINGS

Net income for the three months ended September 30, 1995, increased $390,000 or 23% to $2.1 million, compared to the prior year period, while net income for the nine months ended September 30, 1995 remained relatively flat at $5.3 million, compared to the year earlier period. Net income per common and common equivalent share increased to $.69 per share in the third quarter of 1995 from $.60 per common share recorded in the same period in 1994, while there was a decrease for the nine month period ended September 30, 1995 to $1.77 per share, from $1.90 per share in the prior year period. The annualized return on average total assets decreased to 1.10% for the nine months ended September 30, 1995 from 1.27% for the same period in 1994. A discussion of the factors impacting the changes in the various components of net income follows.

NET INTEREST INCOME

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three month period ended September 30, 1995, net interest income increased 9% to $6.5 million, from $5.9 million in the year earlier period. Net interest income increased $980,000 or 6% to $18.6 million, for the nine months ended September 30, 1995, compared to the nine month period ended September 30, 1994. Although net interest income increased in both the quarter and year-to-date periods ending September 30, 1995, the net interest spread declined in each period compared to the prior year. The interest spread declined to 3.55% in the third quarter of 1995 from 3.94% in the same period of 1994, while the year-to-date interest spread at September 30, 1995 was 3.45% compared to 4.02% in the year earlier period. The effect of seven short-term interest rate increases by the Federal Reserve Board during 1994 and the first half of 1995 impacted the Company's interest spread through the first half of 1995. However, the interest spread of 3.55% in the third quarter of 1995 was a slight increase compared to 3.51% in the second quarter of 1995. Yields on interest earning assets increased and the cost of funds decreased slightly in the third quarter of 1995, compared to the quarter ended June 30, 1995. The cost of funds rose in both the quarter and nine month periods ended September 30, 1995, compared to the year earlier periods, principally due to the introduction in the first quarter of 1995 of a new savings deposit product which pays a rate equal to the Federal Reserve discount rate. In addition, the cost of time deposits increased due to the new Ossining branch promotion and generally higher interest rates of certificates of deposit. The impact of an increased level of average nonaccrual loans during 1995 compared to 1994, also has negatively affected net interest income.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased $90,000 to $275,000 for the three month period ended September 30, 1995, compared to the same period in 1994, however, increased $40,000 to $700,000 for the nine months ended September 30, 1995, compared to the year earlier period. Charge-offs in the first nine months of 1995 totalled $663,000 ($379,000 real estate loans, $199,000 commercial loans and $85,000 personal loans), compared to $91,000 of charged-off loans during the same

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (Cont'd)

PROVISION FOR LOAN LOSSES (Cont'd)

period in 1994. Nonaccrual loans, which are principally secured by real estate, were $6.1 million at September 30, 1995, compared to $5.9 million at December 31, 1994 and $6.3 million at September 30, 1994. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due.

Restructured loans decreased to $3.7 million at September 30, 1995, from $5.8 million at December 31, 1994. Other real estate owned as of September 30, 1995 increased to $1.0 million from $.5 million at December 31, 1994, as a commercial real estate property of $1.0 million was transferred to OREO from the loan portfolio in the third quarter of 1995. This increase offset sales during 1995 of other properties previously acquired in satisfaction of loans.

Net income is adversely impacted by the level of non-performing assets of the Banks since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

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

NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 1995 increased $161,000 to $1,040,000 compared to the quarter ended September 30, 1994. For the nine months ended September 30, 1995, non-interest income was $2,823,000, which represented a 23% increase, or $535,000, over the same period in 1994.
The third quarter increase primarily related to gains of $140,000 on securities transactions. These gains occurred due to the sales of mortgage-backed securities during the quarter to increase yield and shorten maturity, and of callable U.S. Government agencies which likely would have been called during the remainder of 1995 and January, 1996.

The increase in non-interest income for the nine months ended September 30, 1995 compared to 1994 resulted from a gain of $138,000 in securities transactions and loans held for sale, compared to a loss of $276,000 in the prior year period and an increase in other income. The relationship of non-interest income to non-interest expense was 25% for the three months ended September 30, 1995, compared to 22% for the prior year, and for the nine month period ended September 30, 1995, increased to 22% from 20% in the previous year.

The $124,000 gain on securities transactions for the nine months ended September

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (Cont'd)

NON-INTEREST INCOME (Cont'd)

30, 1995 was a result of the third quarter transactions discussed above, as well as transactions in the first and second quarters of 1995, resulting in losses of $57,000 and gains of $41,000, respectively. Generally, stock transactions occur to adjust maturities or increased yields as directed by the Bank's Asset/Liability Committee.

The $75,000 gain on securities transactions for the nine month period ended September 30, 1994 was primarily comprised of gains of $172,000 from the January 1994 sale of $4.0 million of mortgage-backed pools originated by the Banks due to accelerated principal prepayments, offset by losses in April of $100,000 from sales of $22 million of 30 year mortgage-backed pools to reduce interest rate risk.

The net gain on loans held for sale in the first nine months of 1995 of $14,000 was principally due to the sale of $2.7 million of fixed rate residential mortgages which occurred during the first quarter.

The increases in gains on loans held for sale of $365,000 for the nine month period ended September 30, 1995 compared to 1994, was principally due to write-downs of fixed rate loans held for sale in 1994 aggregating $387,000 resulting from the increasing interest rate environment during that period.

Service charges remained relatively flat in the three and nine month periods ended September 30, 1995 compared to the prior year periods, as increases resulting from an increased level of account activity resulting from a higher deposit base were offset by higher customer rebates during the period.

Other income increased by $23,000 to $247,000 for the quarter ended September 30, 1995 and $116,000 to $735,000 for the nine months ended September 30, 1995, compared to the same periods in 1994. The increases occurred primarily due to higher mortgage servicing income ($25,000 for the nine month period) resulting from increased volume in loans serviced, increased fee income relating to various services provided by the Banks ($47,000 increase for the nine month period), and higher commissions from credit cards ($37,000 increase for the nine month period).

NON-INTEREST EXPENSES

Non-interest expenses rose to $4,137,000, a $115,000 increase for the three month period ended September 30, 1995 over the comparable period in 1994, and to $12,940,000 which represented a $1,456,000 increase for the nine month period ended September 30, 1995, over the comparable period in 1994.

The Company's overhead ratio (efficiency ratio) measuring non-interest expenses to total adjusted revenues (taxable equivalent net interest income) plus non-interest income excluding securities and loan sales was 58% at September 30, 1995 compared to 54% at September 30, 1994 as the increase in non-interest expenses due to the Bank's growth exceeded the growth in net interest income because of the net interest spread compression which has occurred in 1995.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (Cont'd)

NON-INTEREST EXPENSES (Cont'd)

Salaries, the largest component of non-interest expense, increased $211,000 and $628,000 representing 15% and 16% increases, for the three and nine month periods ended September 30, 1995, respectively, compared to 1994. Full-time equivalent employees of 207 at September 30, 1995 was an increase of 16 employees from September 30, 1994. This increase occurred because of the opening of the Ossining branch in January 1995, and an increase in staff to accommodate the higher level of deposits and loans being serviced, as well as annual merit salary increases.

Employee benefits decreased $46,000 to $654,000 and $119,000 to $1,926,000 for the three and nine months ended September 30, 1995, compared to 1994, respectively. These decreases occurred in both periods because of a decrease in 1995 in the number of participants in the executive compensation plan. These decreases offset an increase for the nine month period in payroll taxes due to the higher salaries base.

The changes in the other components of non-interest expenses for the three and nine month periods ended September 30, 1995, compared to September 30, 1994, were due to the following:

- Increases of $122,000 (17%) and $335,000 (16%), respectively, in occupancy and equipment cost were due principally to increased costs associated with the branches opened in the third quarter of 1994 and January 1995, increases related to the higher level of furniture and bank equipment owned by the Banks (depreciation, maintenance, repairs) and increases in real property taxes.

- Decrease of $34,000 (13%) for the three month period in advertising and business development due to advertising in 1994 for the North White Plains branch which opened in July 1994 and increase of $96,000 (17%) for the nine month period September 30, 1995 because of the new branch opening promotion in January 1995 and advertising related to new deposit products such as "Liquid Gold."

- Increases of $49,000 (29%) and $225,000 (49%), respectively, in professional fees due to professional fees associated with loan collections and foreclosures and litigation costs incurred during the second quarter of 1995 pertaining to an ongoing loan related case.

- Increases of $10,000 (8%) and $36,000 (9%), respectively, in communications due to an increase in postage expense because of postal volume and rate increases and telephone expense because of new branch additions and the relocation of certain departments of the Bank to its Corporate Headquarters.

- Increases of $14,000 (17%) and $42,000 (21%), respectively, in stationery and printing because of the branch openings, increase in deposit and loan volume, and increase in the price of paper related products throughout 1995.

- Decreases of $287,000 (100%) and $213,000 (26%), respectively, in FDIC insurance premiums due to a decrease in FDIC premiums from $.23 per $100 in

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (Cont'd)

NON-INTEREST EXPENSES (Cont'd)

    deposits to $.04 per $100 in deposits retroactive to June 1995, which was received in September 1995. This decrease offset an overall 14% increase in deposit levels and the related impact on FDIC insurance between September 30, 1995 and 1994.

- Increases of $76,000 (29%) and $426,000 (44%), respectively, in other expenses due to a settlement with a former executive officer of the Company incurred in the second quarter of 1995, branch charge-offs, and expenses associated with Royal's credit card program.

INCOME TAXES

The effective tax rates for the three month periods ended September 30, 1995 and 1994 were 33% and 30%, respectively, while the effective rate for each nine month period ended September 30, 1995 and 1994 was 32%. The variance in the effective tax rate for the three month periods was due to the recording of prior period deferred tax benefits in 1994 related to the allowance for loan losses, and the Bank's decrease in investment in tax-exempt securities during 1995 due to maturities of these securities.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit XI - Statement re: Computation of Earnings Per Share


     (b) Reports on Form 8-K. Two Form 8-Ks have been filed by the Company during 1995. On June 14, 1995, a press release announced that a tentative agreement had been reached for the sale of the deposits of the Company's wholly-owned subsidiary, Royal Oak Savings Bank, F.S.B. A copy of the press release was filed as Exhibit 99 to the Form 8-K.


          A subsequent Form 8-K was filed by the Company on September 1, 1995 which reported a change in the structure of the transaction. Under the revised transaction, the stock of Royal will be sold to Monocacy Bancshares, Inc., parent company of Taneytown Bank & Trust Company. A copy of the press release announcing the signing of the definitive agreement was filed as Exhibit 99 to the Form 8-K. Details of this transaction are further described in footnote 8 to the Notes to the Consolidated Financial Statements.



                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 10, 1995.



                          U.S.B. HOLDING CO., INC.



/s/ Thomas E. Hales                       /s/ Steven T. Sabatini
--------------------------                -------------------------------------
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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit XI - Statement re: Computation of Earnings Per Share


     (b) Reports on Form 8-K. Two Form 8-Ks have been filed by the Company during 1995. On June 14, 1995, a press release announced that a tentative agreement had been reached for the sale of the deposits of the Company's wholly-owned subsidiary, Royal Oak Savings Bank, F.S.B. A copy of the press release was filed as Exhibit 99 to the Form 8-K.


          A subsequent Form 8-K was filed by the Company on September 1, 1995 which reported a change in the structure of the transaction. Under the revised transaction, the stock of Royal will be sold to Monocacy Bancshares, Inc., parent company of Taneytown Bank & Trust Company. A copy of the press release announcing the signing of the definitive agreement was filed as Exhibit 99 to the Form 8-K. Details of this transaction are further described in footnote 8 to the Notes to the Consolidated Financial Statements.



                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 10, 1995.


                          U.S.B. HOLDING CO., INC.



--------------------------                -------------------------------------
Thomas E. Hales                           Steven T. Sabatini
Chairman of the Board                     Executive Vice President Finance
President,                                Chief Financial Officer and
Chief Executive Officer                   Assistant Secretary
and Director                              (Principal Financial and
                                          Accounting Officer)