Form 10-K
period 1995-12-31
USB HOLDING CO INC
filed 1996-03-27
CIK 707805

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 0-10950

                            U.S.B. HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)
                            ------------------------

                 DELAWARE                               36-3197969
      -------------------------------      ------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

 100 DUTCH HILL RD., ORANGEBURG, NEW YORK                  10962
 ----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (914) 365-4600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 Name of each exchange on
            Title of each Class                      which registered
            -------------------                  ------------------------
                   NONE                                    NONE
                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 Title of Class
                                 --------------
                         COMMON STOCK ($5.00 PAR VALUE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                   Class                      Outstanding at January 31, 1996
                  ------                      -------------------------------
               COMMON STOCK                          2,794,081 SHARES
             ($5.00 PAR VALUE)

The aggregate market value on January 31, 1996 of voting stock held by non-affiliates of the Registrant was approximately $46,135,000.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference in Part II of this report. Portions of the registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

     U.S.B. Holding Co., Inc. (the "Company"), a Delaware corporation incorporated on July 6, 1982, is a bank holding company which provides financial services through its wholly-owned subsidiaries. The Company and its subsidiaries derive substantially all of their revenue and income from the furnishing of banking and related services to customers in Rockland and Westchester Counties, New York and Baltimore and Carroll Counties, Maryland. The Company is a separate and distinct legal entity from its subsidiaries. The Company's right to participate in any distribution of the assets or earnings of its subsidiaries is subject to prior claims of creditors of the subsidiaries.

     Union State Bank (the "Bank"), the principal banking subsidiary, is a state chartered full-service commercial bank which was established in 1969.
The Bank offers a complete range of retail banking services to individuals, municipalities, corporations, and small and medium-size businesses. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, business loans, personal loans, residential, construction, home equity (second mortgage) and condominium mortgage loans, loans for education, health and similar expenditures, credit cards, other consumer oriented financial services and safe deposit facilities. In addition, a full-time depository service for personal checking accounts and a savings system whereby customers may make deposits and withdrawals from any branch are also provided. The Bank also makes available to its customers automated teller machines (ATM). The deposits of the Bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act.

     The Company's other banking subsidiary, through December 31, 1995, was Royal Oak Savings Bank, F.S.B. ("Royal"), a federal thrift subsidiary chartered in Maryland. Royal offered a complete range of services to individuals and businesses, including checking accounts, NOW accounts, money market accounts, saving accounts (passbook and statement), certificates of deposit, personal loans, construction loans, residential and home equity (second) mortgages and ATM cards to utilize other banks' automated teller machines. In 1994, Royal instituted a credit card program with a branch of a national organization, which was expanded in 1995, as well as made available to the general public.

     On December 31, 1995, Royal was sold to Monocacy Bancshares, Inc. (see Note 3 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein). Immediately prior to the sale, substantially all loans and investment securities, including the credit card business, were sold to the Bank and the Company. The Bank intends to maintain the loan portfolio, a portion of which is serviced by Taneytown Bank & Trust Company, a wholly owned subsidiary of Monocacy Bancshares, Inc., as it represents an attractive asset, and intends to continue to expand the credit card business established by Royal. The Company does not intend, however, to expand its lending market or other business, except for its credit card business, in the Maryland market.

     The Company's nonbank subsidiary, Ad Con, Inc., is an entity providing advertising services for the Bank. Ad Con, Inc. does not expect to emphasize the marketing of services to other banks in the near future.

EMPLOYEES

     As of December 31, 1995, the Bank employed a total of 183 full-time and 28 part-time employees. The Company and its subsidiaries provide a variety of benefit plans including group life, health, and stock ownership plans. Management considers its employee relations to be satisfactory.

COMPETITION

     The Bank's main office and ten of its branch offices are located in Rockland County, New York. An additional Rockland County branch facility was purchased in 1995 and opened in January, 1996. Five of the Bank's branch offices are located in Westchester County, New York, one of which opened in January, 1995. Within this area, the Bank encounters competition in its banking business from many other financial institutions offering comparable products. These competitors include other commercial banks (both locally based independent banks and local offices of major New York City commercial banks), as well as mutual savings banks, mortgage bankers, savings and loan associations and credit unions. In addition, the Bank experiences competition in marketing some of its services from the local operations of insurance companies and brokerage firms.

SUPERVISION AND REGULATION

     The references under this heading to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

     The Company, as a "bank holding company" under the Bank Holding Company Act of 1956 (the "BHC Act"), is regulated and examined by the Board of Governors of the Federal Reserve System (the "FRB") and is required to file with the FRB an annual report and such other information as may be required. The BHC Act restricts the business activities and acquisitions that may be engaged in or made by the Company. The FRB may make examinations of the Company and has the authority (which it has not exercised) to regulate provisions of certain bank holding company debt. The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank which is not already majority-owned. The BHC Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is engaging in, or acquiring shares of a company engaged in, activities found by the FRB, by order or regulations, to be so closely related to banking or the management of banks as to be a proper incident thereto. The BHC Act prohibits the acquisition by a bank holding company of more than five percent of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. The BHC Act and regulations of the FRB also prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit or the provision of any property or services.

     Until December 31, 1995, the Company was also a savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA") and was registered as such with the OTS. Upon the sale of Royal, the Company deregistered as a savings and loan holding company.

     The FRB requires bank holding companies to comply with risk-based capital and leverage standards. These guidelines are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Capital Resources.

      The Bank is organized under the Banking Law of the State of New York. Its operations are subject to Federal and State laws applicable to commercial banks and to regulation by the Superintendent of Banks and the Banking Board of the State of New York as well as by the FRB. The Superintendent of Banks examines the affairs of the Bank for the purpose determining its financial condition. Acquisitions of stock of other banks generally require prior approval of the Superintendent of Banks and/or the Banking Board.

     The Federal Deposit Insurance Company ("FDIC") insures deposits at the Bank and, in that capacity, also regulates and examines the Bank. As a result, the Bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

     FDICIA classifies banks in one of five categories according to capital levels. With respect to banks not meeting their minimum capital levels, federal bank regulators may be required to take corrective actions against undercapitalized banks, including requiring an acceptable capital restoration plan or placing a bank into conservatorship or receivership. In addition, undercapitalized banks may be subject to certain restrictions on their activities and operations, including restrictions on asset growth, rates of interest paid on deposits, transactions with affiliates, engaging in material transactions not in the ordinary course of business, and other activities. In general, a bank is categorized as "critically undercapitalized" if its leverage capital ratio is below two percent or such higher percentage that may be set by the appropriate federal bank regulatory agency. As of December 31, 1995, the Bank was "well-capitalized." See Management's Discussion and Analysis of Financial Condition and Results of Operations under Capital Resources.

     FDICIA makes it more difficult for undercapitalized banks to borrow funds from the Federal Reserve's "discount window", thus possibly limiting or eliminating a source of liquidity for such banks. FDICIA also limits, with certain exceptions, the ability of banks to engage in activities or make equity investments that are not permissible for national banks.

     The Company does not expect such provisions to have a material adverse effect on the Bank or the Company.

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

     The earnings and growth of the banking industry, the Company, and the Bank are affected by general economic conditions, as well as by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Its policies are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.

     In view of changing conditions in the national economy and the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and the Bank.

ITEM 2.  PROPERTIES

     The main office of the Company and the Bank, including the executive offices, Finance, Mortgage, Commercial Loan, Loan Support, Human Resources, Internal Audit, Operations Center and Marketing Departments, are located at its Corporate Headquarters at 100 Dutch Hill Road, Orangeburg, New York. The Bank's main branch is located at 46 College Avenue, Nanuet, New York in premises which are leased by the Bank. The Bank's Transit and Data Processing Departments are located in a leased location on Route 59, directly across from the Bank's main branch in Nanuet. A loan office previously located in White Plains, Westchester County, was relocated in 1994 next to the newly opened North White Plains branch. The Company also owns other real property in Orange County, where it may open a future branch of the Bank and real property in Carroll County, Maryland, which includes a bank branch facility which is leased.

     In addition to the main office in Nanuet, the Bank operates ten branches in Rockland County, New York: 270 South Little Tor Road, New City; 87 Route 59, Monsey; 115 South Main Street, New City; 45 Kennedy Drive, Spring Valley; One Broadway, Haverstraw; Route 9W and Railroad Avenue, West Haverstraw; 338 Route 59, Central Nyack; 230 North Middletown Road, Pearl River; 747 Chestnut Ridge Road, Chestnut Ridge; and 100 Dutch Hill Road, Orangeburg. The premises of the Chestnut Ridge, Nanuet, Central Nyack, Little Tor Road, and Spring Valley branch offices are leased, while the other Rockland branch offices are owned by the Bank. The Bank also operates five branches in Westchester County, New York: 131 Central Avenue, Tarrytown; 299 Bedford Road, Bedford Hills; and 3000 East Main Street, Peekskill, which are owned, and leased locations at 76 Virginia Road, North White Plains; and 88 Croton Avenue, Ossining. An eleventh Rockland location which is owned, opened on January 24, 1996 at 35 South Liberty Drive, Stony Point.

     In the opinion of management, the premises, fixtures, and equipment used by the Company and the Bank are adequate and suitable for the conduct of their businesses. All the facilities are well maintained and provide adequate parking.

ITEM 3.  LEGAL PROCEEDINGS

     Various actions and proceedings are presently pending to which the Company is a party. Management is of the opinion that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION AND HOLDERS

     The Company's common stock was held of record as of January 31, 1996 by approximately 1,153 shareholders and is traded sporadically in the over-the-counter market and in private transactions. To date there has been no established public trading market for the Company's common stock and bid and asked quotations by broker-dealers have been intermittent and infrequent.

     National Quotation Bureau, Inc., a service which accumulates security price quotations from broker-dealers, reports high and low bid prices for the Company's Common Stock. Prices quoted by National Quotation Bureau, Inc. or actual prices

(adjusted for 10 percent stock dividend issued in 1995) where no such quote is available are as follows:

--------------------------------------------------------------------------------
                                 1995                          1994
                          HIGH           LOW            High           Low
--------------------------------------------------------------------------------
First Quarter            $22.05         $21.14         $20.91         $20.91
Second Quarter           $23.18         $21.36         $20.91         $20.91
Third Quarter            $28.75         $23.50         $22.39         $21.59
Fourth Quarter           $29.00         $23.50         $22.27         $21.59
January 31, 1996         $29.50         $23.50
--------------------------------------------------------------------------------

     The foregoing prices represent inter-dealer quotations without adjustment for retail markup, markdown or commission.

     Due to the limited number of reported bid and asked quotations for the Company's stock, they are not, in the management's opinion, sufficient to establish a representative market value for the stock.

     Under the Company's Dividend Reinvestment and Stock Purchase Plan, which has been temporarily suspended, participants are permitted to reinvest cash dividends in common stock at 100 percent of the current market price (as determined under the Plan). In the third quarter of 1994, a stock purchase feature of the Plan was added to allow stockholders to purchase at fair market value up to $2,500 of common stock per quarter.

Under the Plan, shareholders reinvested cash dividends to purchase and made optional purchases of common stock (adjusted for 10 percent stock dividend issued in 1995) as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                    1995                                         1994
                                             SHARES                                         Shares
                                             ------                                         ------
                                     DIVIDEND       OPTIONAL      Price per   Purchase      Dividend       Optional      Price per
Purchase date                    REINVESTMENT      PURCHASES          share       Date  Reinvestment      Purchases          share
----------------------------------------------------------------------------------------------------------------------------------
January 16,                             9,390          4,620         $22.27  January 15      10,273             --           $17.27
April 14,                               9,070          6,815          23.18    April 15       9,839             --            20.91
May 25,                                    --             --             --      May 25       8,974             --            20.91
July 14,                                7,513          8,238          25.75     July 15       9,892             --            22.27
October 13,                             7,669          8,144          28.00  October 15       9,364          5,138            22.27
----------------------------------------------------------------------------------------------------------------------------------

DIVIDENDS

     In 1988, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. After adjustment for the 10 percent stock dividend issued July 1, 1995, quarterly cash dividends of $.09 per share were paid in 1993 to shareholders of record on March 31, June 30, September 30 and December 31. In 1994, $.10 quarterly dividends were paid to shareholders of record on March 31, June 30, September 30, and December 31, in addition to a special $.09 cash dividend paid to shareholders of record on May 25, 1994. In 1995, a $.10 and $.11 quarterly dividend was paid to shareholders of record on March 31, and June 30, respectively, and $.12 quarterly dividends were paid to shareholders of record on September 30 and December 31. A special dividend of $.15 per share was declared on December 29, 1995 and paid to shareholders of record on January 26, 1996.

     Stock dividends of 10 percent were declared by the Company to shareholders of record on June 15, 1995 and June 30, 1993, respectively, and a five percent stock dividend was declared to shareholders of record on June 30, 1992.

     Any funds which the Company may require in the future to pay cash dividends, as well as various Company expenses, are expected to be obtained by the Company, chiefly in the form of cash dividends from the Bank and secondarily from stock issuances under the Company's Dividend Reinvestment and Stock Option Plans. In this regard, the ability of the Company to declare and pay dividends in the future will depend not only upon its future earnings and financial condition, but also upon the future earnings and financial condition of the Bank and upon the ability of the Bank to transfer funds to the Company in the form of cash dividends and otherwise. The Company is a separate and distinct legal entity from its subsidiaries. The Company's right to participate in any distribution of the assets or earnings of its subsidiaries is subject to prior claims of creditors of the subsidiaries.

     Under New York Banking Law, a New York bank may declare and pay dividends not more often than quarterly and no dividends may be declared, credited, or paid so long as there is any impairment of capital stock. In addition, except with the approval of the New York State Superintendent of Banks, the total of all dividends declared in any year may not exceed the sum of a bank's net profits for that year and its undistributed net profits for the preceding two years, less any required transfers to surplus. A bank may be required to transfer to surplus up to 10 percent of its net profits in any accounting period if its combined capital stock, surplus and undivided profit accounts do not equal 10 percent of its net deposit liabilities.

     The payment of dividends by the Company may also be limited by the Federal Reserve Board's capital adequacy and dividend payment guidelines applicable to bank holding companies (see Item 1 - Business-Supervision and Regulation).
Under these guidelines, the Company is not expected to pay any dividends on shares of the Company's common stock until such time as its debt to equity ratio (as defined including long-term debt qualifying as capital) is below 30 percent.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference from the table entitled "Selected Financial Data" of the Company's 1995 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference from the Company's 1995 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



     The information required by this Item is incorporated by reference from the Company's 1995 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III

     The information required by Items 10, 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders which will be filed with the Commission not later than 120 days after December 31, 1995.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS A PART OF THIS REPORT:

1. AND 2. FINANCIAL STATEMENTS AND SCHEDULES

     The following financial statements and schedules of the Company and its subsidiaries are incorporated in Item 8 by reference from the Company's 1995 Annual Report to Shareholders:

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED STATEMENTS OF CONDITION, DECEMBER 31, 1995 AND 1994

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Supplemental Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and the Notes thereto.

3.  EXHIBITS

EXHIBIT NO.    Exhibit
--------------------------------------------------------------------------------

(3) (a) Certificate of Incorporation of Registrant (incorporated herein by reference from Registrant's Form S-14 Registration Statement, file no. 2-79734, ("S-14"), Exhibit 3(a)).

(3) (b) Certificate of Amendment of Certificate of Incorporation of Registrant filed on August 15, 1984 (incorporated herein by reference from Registrant's annual report on Form 10-K for the year ended December 31, 1984 ("1984 10-K"), Exhibit 3(b)).

(3) (c) Certificate of Amendment of Certificate of Incorporation of Registrant filed on June 17, 1986 (incorporated herein by reference from Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1986, Exhibit (1)).


(3) (d) Certificate of Amendment of Certificate of Incorporation of Registrant filed on June 30, 1987 (incorporated herein by reference from Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1987, Exhibit (1)).

(3) (e) Certificate of Amendment of the Certificate of Incorporation of Registrant filed on December 29, 1988.

(3) (f) Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on May 24, 1991 (incorporated herein by reference from Registrant's quarterly report on Form 10-Q ("1991 10-Q") for the quarter ended June 30, 1991, Exhibit (3j)).

(3) (g)        Certificate of Designation of the Registrant filed on December
               30, 1988.

(3) (h) Bylaws of Registrant (incorporated herein by reference from the S-14, Exhibit 3(b)).

(10) (a) Agreement of Employment dated as of July 1, 1994 between the Bank and Thomas E. Hales (incorporated herein by reference to 1994 10-K, Exhibit (10)(a)).

(10) (b) Registrant's 1984 Incentive Stock Option Plan (incorporated herein by reference from Form S-8 Registration Statement, file No. 2-90674, Exhibit 28 (b)).

(10) (c) Registrant's 1993 Incentive Stock Option Plan (incorporated herein by reference from 1993 10-K, Exhibit (10)(c)).

(10) (d) Registrant's Employee Stock Ownership Plan with 401(K) Provision (incorporated herein by reference from 1993 10-K, Exhibit
               (10)(d)).

(10) (e) Registrant's Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference from Form S-3 Registration Statement, file No. 33-72788).

(10) (f) Registrant's Director Stock Option Plan (incorporated herein by reference from the May 31, 1989 Proxy Statement for 1989 Annual Meeting of Shareholders).

(10) (g) Registrant's Supplemental Employees' Investment Plan for Salaried Employees (incorporated herein by reference from Registrant's 1994 10-K, Exhibit (10)(o)).

(10) (h) Stock Purchase Agreement dated August 25, 1995 between U.S.B. Holding Co., Inc., Monocacy Bancshares, Inc. and Royal Oak Savings Bank, F.S.B.*

(11)           Earnings per share.*

(13) Registrant's Annual Report to Shareholders for the year ended December 31, 1995* (portions incorporated by reference in Form 10-K).

(21)           Subsidiaries of the Registrant*

(23)           Consent of Deloitte & Touche LLP*



*  Filed Herewith
---------------------------------------------

(B) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996.

                                   U.S.B. HOLDING CO., INC.



                                   /s/ THOMAS E. HALES
                                   ------------------------------------------
                                   By:  Thomas E. Hales,
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on March 27, 1996.


/s/ THOMAS E. HALES                     /s/ STEVEN T. SABATINI
------------------------------------    -------------------------------------
Thomas E. Hales, Chairman of the        Steven T. Sabatini, Executive Vice
Board, President and Chief Executive    President and Chief Financial Officer
Officer and Director


/s/ FRED F. GRAZIANO                    /s/ KENNETH J. TORSOE
------------------------------------    -------------------------------------
Fred F. Graziano, M.D., Treasurer       Kenneth J. Torsoe, Director
and Director


/s/ MICHAEL H. FURY                     /s/ HERBERT PECKMAN
------------------------------------    -------------------------------------
Michael H. Fury, Esq., Secretary        Herbert Peckman, Director
and Director

/s/ HOWARD V. RUDERMAN
------------------------------------
Howard V. Ruderman, Director