Form 10-Q
period 1996-03-31
USB HOLDING CO INC
filed 1996-05-15
CIK 707805

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended MARCH 31, 1996 Commission File No. 010950


                             U.S.B. HOLDING CO., INC.


              (Exact name of registrant as specified in its charter)


                  DELAWARE                           36-3197969


            (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)        Identification No.)


                 100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK 10962
              (Address of principal executive office with zip code)

                                   914-365-4600
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                              YES__X____  NO_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                    OUTSTANDING AT MAY 2, 1996

        Common stock, par value
           $5 per share                          2,802,833

                             U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS


                                                                PAGE NO.
                                                                --------
PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF CONDITION AS
         OF MARCH 31, 1996 AND DECEMBER 31, 1995
         (UNAUDITED)                                               1

         CONSOLIDATED STATEMENTS OF INCOME FOR THE
         THREE MONTHS ENDED MARCH 31, 1996 AND 1995
         (UNAUDITED)                                               2

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         THE THREE MONTHS ENDED MARCH 31, 1996 AND
         1995 (UNAUDITED)                                          4

         CONSOLIDATED STATEMENT OF CHANGES IN
         STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
         ENDED MARCH 31, 1996 (UNAUDITED)                          6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)                                               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                               14

PART II. OTHER INFORMATION AND SIGNATURES                         20

                     PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                               March 31,       December 31,
                                                 1996              1995
                                               -----------     -----------
                                                (000's, Except Share Data)
ASSETS
Cash and due from banks                         $ 18,538         $ 23,469
Federal funds sold                                 2,600           13,800
                                               -----------     -----------
Cash and cash equivalents                         21,138           37,269
Interest bearing deposits in other banks             198            2,069
Securities:
  Available for sale (at fair value)             183,609          170,889
  Held to maturity (fair value $60,580
     in 1996 and $62,684 in 1995)                 58,877           60,266
Loans held for sale                                    -              394
Loans, net of allowance for loan losses of
     $4,265 in 1996 and $3,904 in 1995           415,238          387,043
Premises and equipment, net                       10,485           10,088
Accrued interest receivable                        5,419            5,288
Other real estate owned (OREO)                     1,309              939
Other assets                                       4,966            4,538
                                               -----------     -----------
TOTAL ASSETS                                    $701,239         $678,783
                                               -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing demand deposits            $ 70,887         $ 82,363
Interest bearing deposits:
     Money Market                                 50,450           55,672
     Savings                                     202,414          182,567
     NOW                                          39,259           38,111
     Time                                        267,399          251,922
                                               -----------     -----------
Total deposits                                   630,409          610,635
Accrued interest payable                           1,890            1,769
Accrued expenses and other liabilities             3,067            5,046
Federal Home Loan Bank advances                   14,000           10,000
                                               -----------     -----------
Total liabilities                                649,366          627,450
Commitments and contingencies (Note 9)
Stockholders' equity:
     Preferred stock, no par value; authorized
        shares 100,000;  outstanding shares:
        37,500                                     3,750            3,750
     Common stock, $5 par value; 7,000,000
       shares authorized and issued shares of
       2,880,397 in 1996 and 1995                 14,402           14,402
     Additional paid-in capital                   19,187           19,046
     Retained earnings                            15,823           14,072
     Treasury stock at cost, 77,564 shares
       in 1996 and 86,316 shares in 1995            (966)          (1,075)
     Unrealized (loss) gain on available for
       sale securities, net of tax                  (323)           1,138
                                               -----------     -----------
Total stockholders' equity                        51,873           51,333
                                               -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $701,239         $678,783
                                               -----------     -----------


See notes to consolidated financial statements.

                                       -2-
U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     Three Months Ended
                                                   March 31,       March 31,
                                                     1996            1995
                                                   ---------       ---------
                                                   (000's, Except Share Data)
INTEREST INCOME:
Interest and fees on loans                         $ 9,225         $ 7,716
Interest on federal funds sold                         244             273
Interest and dividends on securities:
     Mortgage-backed securities                      1,763           1,730
     U.S. Treasury and Government                      784             600
     Obligations of states and political
          subdivisions                                 777             886
     Corporate and other                               223             309
Interest on deposits in other banks                     34              25
Dividends on Federal Home Loan Bank stock               30              41
                                                   ---------       ---------
Total interest income                               13,080          11,580
                                                   ---------       ---------

INTEREST EXPENSE:
Interest on deposits                                 6,065           5,410
Interest on federal funds purchased and Federal
     Home Loan Bank advances                           180             185
Interest on long-term debt                               -              42
                                                   ---------       ---------
Total interest expense                               6,245           5,637
                                                   ---------       ---------

NET INTEREST INCOME                                  6,835           5,943
Provision for loan losses                              475             200
                                                   ---------       ---------
Net interest income after provision for
     loan losses                                     6,360           5,743
                                                   ---------       ---------

NON-INTEREST INCOME:
Gain (loss) on securities transactions - net           447             (57)
Gain (loss) on loans held for sale - net               (78)             14
Service charges and fees                               621             644
Other income                                           235             248
                                                   ---------       ---------
Total non-interest income                            1,225             849
                                                   ---------       ---------

NON-INTEREST EXPENSES:
Salaries                                             1,582           1,474
Employee benefits                                      788             648
Occupancy and equipment expense                        832             776
Advertising and business development                   228             188
Professional fees                                      223             185
Communications                                         158             146
Stationery and printing                                 91              72
FDIC insurance                                           1             303
Other expenses                                         339             391
                                                   ---------       ---------
Total non-interest expenses                          4,242           4,183
                                                   ---------       ---------
Income before income taxes                           3,343           2,409
Provision for income taxes                           1,093             709
                                                   ---------       ---------

NET INCOME                                        $  2,250         $ 1,700
                                                   ---------       ---------

NET INCOME PER COMMON AND COMMON EQUIVALENT
 SHARE                                            $    .74         $   .58
                                                   ---------       ---------



WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                   2,924,326       2,804,394
                                                 ---------       ---------


See notes to consolidated financial statements.

                                       -4-
U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Three Months Ended
                                                   March 31,       March 31,
                                                     1996            1995
                                                  ----------       ----------
                                                            (000's)
OPERATING ACTIVITIES:
Net income                                        $  2,250         $  1,700
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                            475              200
  Depreciation and amortization                        322              357
  Amortization/accretion of premiums/discounts on
    securities - net                                    56               18
  (Gain) loss on securities transactions - net        (447)              57
  (Gain) loss on loans held for sale - net              78              (14)
Origination of loans held for sale                    (950)            (598)
Proceeds from sales of loans held for sale               -            2,674
Increase in accrued interest receivable               (131)            (498)
Other - net                                         (1,248)             435
                                                  ----------       ----------
Net cash provided by operating activities              405            4,331
                                                  ----------       ----------

INVESTING ACTIVITIES:
Proceeds from sales of securities available
  for sale                                          36,088           22,627
Proceeds from principal paydowns and maturities
  of securities available for sale                   6,203            7,937
Proceeds from maturities of securities held to
  maturity                                           1,318            6,970
Purchases of securities available for sale         (57,080)         (39,291)
Purchases of securities held to maturity                 -           (2,087)
Net decrease (increase) in interest bearing
  deposits in other banks                            1,871           (1,277)
Loans originated, net of principal collections     (27,984)         (14,269)
Loans purchased                                          -             (350)
Purchases of premises and equipment - net             (713)            (391)
Proceeds from sales of OREO                            236              324
                                                  ----------       ----------
Net cash used for investing activities             (40,061)         (19,807)
                                                  ----------       ----------

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing
  deposits, NOW, money market and savings accounts   4,297           (4,573)
Increase in time deposits, net of
  withdrawals and maturities                        15,477           41,357
Net decrease in federal funds purchased
  and Federal Home Loan advances - short-term            -           (5,400)
Proceeds from Federal Home Loan Bank advance -
  long-term                                          4,000                -
Cash dividends paid                                   (499)            (350)
Proceeds from issuance of common stock                   -              453
Proceeds from issuance of treasury stock               250                -
                                                  ----------       ----------
Net cash provided by financing activities           23,525            31,487
                                                  ----------       ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (16,131)           16,011
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      37,269            24,465
                                                  ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 21,138          $ 40,476
                                                  ----------       ----------


                                       -5-
U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT'D)

                                                     Three Months Ended
                                                   March 31,       March 31,
                                                     1996            1995
                                                  ----------       ----------
                                                            (000's)
Supplemental Disclosures:
  Interest paid                                   $  6,124         $  5,112
                                                  ----------       ----------
  Income tax payments                             $  1,728         $    363
                                                  ----------       ----------
  Transfer of assets to OREO                      $    580         $    624
                                                  ----------       ----------
  Transfer of loans held for sale to loans
    held to maturity at lower of cost
    or fair value                                 $  1,344         $      -
                                                  ----------       ----------
  Change in unrealized gain/loss on securities
    available for sale - net of tax               $ (1,461)        $  1,483
                                                  ----------       ----------


See notes to consolidated financial statements.

                                       -6-
U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 1996 (000's, Except Share Data)


                                                                             Unrealized
              Preferred                                                     Gain (Loss)
                Stock       Common Stock      Additional                     on Available
               No Par     Shares     $5 Par    Paid-In    Retained  Treasury  for Sale
                Value   Outstanding   Value    Capital    Earnings   Stock   Securities
              --------  -----------  -------  ---------   --------  -------- ------------
Balance at
 January 1,
 1996          $ 3,750   2,794,081   $14,402   $19,046    $14,072   $(1,075)   $ 1,138

Net income                                                  2,250

Cash dividends:
  Common
    ($.15 per
    share)                                                   (420)
  Preferred                                                   (79)
Issuance of
 treasury
 stock                       8,752                 141                  109
Change in un-
 realized gain
 (loss) on avail-
 able for sale
 securities,
 net of tax                                                                     (1,461)
              --------  -----------  -------  ---------   --------  -------- ------------
Balance at
 March 31,
 1996          $ 3,750   2,802,833   $14,402   $19,187    $15,823   $  (966)   $  (323)
              --------  -----------  -------  ---------   --------  -------- ------------


See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. (the "Company"), Union State Bank, (the "Bank"), the Company's non-bank subsidiary, Ad Con, Inc., and until December 31, 1995, its wholly-owned subsidiary, Royal Oak Savings Bank, F.S.B. ("Royal"). On December 31, 1995, Royal was sold to Monocacy Bancshares, Inc., parent company of Taneytown Bank & Trust Company, Taneytown, Maryland.

2.  RECLASSIFICATIONS

    Certain reclassifications have been made to prior year accounts to conform to the current year's presentation.

3.  BASIS OF PRESENTATION

    In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996, the results of operations for the three month periods ended March 31, 1996 and 1995, cash flows for the three month periods then ended, and changes in stockholders' equity for the three months ended March 31, 1996. A summary of the Company's significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements included in the Company's 1995 Annual Report to Shareholders.

4.  ACCOUNTING FOR STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments.

    The accounting provisions of SFAS No. 123 are effective for transactions entered into after December 15, 1995. Effective January 1, 1996, the Company adopted SFAS No. 123 and has decided that it will continue to measure compensation cost for employee stock compensation plans in accordance with the provisions of APB No. 25.

5.  ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

    SFAS No. 122, "Accounting for Mortgage Servicing Rights," modifies the treatment of the capitalization of servicing rights by mortgage banking enterprises. The change eliminates the separate treatment of servicing rights acquired through loans originated and those acquired through purchase transactions, as previously required under SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires mortgage

                                       -8-
U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)

5.  ACCOUNTING FOR MORTGAGE SERVICING RIGHTS (cont'd)

    servicing rights acquired or originated subsequent to December 31, 1995, to be recorded as assets distinct from the loans to which they relate. SFAS No. 122 also requires periodic evaluation of capitalized servicing rights for deterioration of value, due to increases in prepayments and other factors. The Company's adoption of SFAS No. 122 as of January 1, 1996 did not have any effect on the Consolidated Financial Statements of the Company for the quarter ended March 31, 1996.

6.  ACCOUNTING FOR IMPAIRMENT OF A LOAN

    As of January 1, 1995, the Company adopted SFAS No. 114, "Accounting for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which requires recognition of an impairment of a loan when it is probable that either principal and/or interest are not collectible in accordance with the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan's effective rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or the write-down is charged against the allowance for loan losses if the impairment is considered to be permanent. Small homogeneous loans such as residential mortgage, home equity, and installment loans are not separately reviewed for impaired status. Such loans are typically collateralized by residential or other personal property and require monthly payments. Separate allocations to the allowance for loan losses are made based on payment trends and prior loss experience and the composition of credit risk inherent in these loan types. The impact of adopting these Statements did not have a material effect on the Consolidated Financial Statements of the Company.

    At March 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 approximated $7.2 million ($6.5 million of which were in nonaccrual status). Each impaired loan has a related allowance for credit losses determined in accordance with SFAS No. 114.
    The total allowance for credit losses related to impaired loans was $856,000 as of March 31, 1996. The average recorded investment in impaired loans for the quarter ended March 31, 1996 was approximately $5.6 million. For the quarters ended March 31, 1996 and 1995, interest income recognized by the Company on impaired loans was not material.

7.  SECURITIES AND LOANS HELD FOR SALE

    The Company accounts for securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available for sale and carried at fair value. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost.

                                       -9-
U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)

7.  SECURITIES AND LOANS HELD FOR SALE (cont'd)

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

    The Company does not acquire securities for the purpose of engaging in trading activities.

    In December 1995, the Company transferred, at fair value, securities having a fair value of $68.8 million (amortized cost of $68.1 million) from its held to maturity security portfolio to its portfolio of available for sale securities. This was done to enhance the Company's ability to respond to changes in interest rates. The securities transferred represent all of the readily marketable securities that were previously classified as held to maturity, except for obligations of states and political subdivisions. This transfer was made in accordance with the FASB's "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued in November 1995. Concurrent with the adoption of this guidance, corporations were permitted, through December 31, 1995, to reclassify their available for sale and held to maturity securities without calling into question the past intent of an entity to hold securities to maturity. The effect of this transfer, after tax, was a $.4 million increase in shareholders' equity.

    Realized gains and losses on the sales of all securities are reported in earnings. Unrealized gains and losses on available for sale securities are shown, net of taxes, as a separate component of stockholders' equity. At March 31, 1996, the effect of SFAS No. 115 resulted in a reduction of securities available for sale of $560,000 which, after the applicable tax effect, resulted in a reduction to stockholders' equity of $323,000, representing the unrealized loss. At December 31, 1995, the effect of SFAS No. 115 resulted in an increase of securities available for sale of $1,971,000 which, after the applicable tax effect, resulted in an increase to stockholders' equity of $1,138,000, representing the net unrealized gain.

    A summary of the amortized cost and fair value of securities and related gross unrealized gains and losses at March 31, 1996 and December 31, 1995, follows:


- ----------------------------------------------------------------------------------
                                                   (000's)
                                              Gross         Gross
                               Amortized    Unrealized    Unrealized    Fair
    March 31, 1996:              Cost         Gains         Losses      Value
- ----------------------------------------------------------------------------------
    AVAILABLE FOR SALE:
    U.S. Treasury and Govern-
     ment agencies            $ 66,094       $   32        $  837     $ 65,289
    Obligations of states
     and political sub-
     divisions                   3,066           24             -        3,090


                                       -10-
U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)

7.  SECURITIES AND LOANS HELD FOR SALE (CONT'D)


    Mortgage-backed
     securities                107,532        1,030         1,069      107,493
    Corporate bonds              7,418          260             -        7,678
    Other                           59            -             -           59
- ----------------------------------------------------------------------------------
    Total available for sale
     securities               $184,169       $1,346        $1,906     $183,609
- ----------------------------------------------------------------------------------

    HELD TO MATURITY:
    Obligations of states
     and political sub-
     divisions                $ 58,877       $1,815        $  112     $ 60,580
- ----------------------------------------------------------------------------------
    Total securities held to
     maturity                 $ 58,877       $1,815        $  112     $ 60,580
- ----------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------
                                                   (000's)
                                              Gross         Gross
                               Amortized    Unrealized    Unrealized    Fair
    December 31, 1995:           Cost         Gains         Losses      Value
- ----------------------------------------------------------------------------------
    AVAILABLE FOR SALE:
    U.S. Treasury and Govern-
     ment agencies            $ 46,011       $  654        $   95     $ 46,570
    Obligations of states
     and political sub-
     divisions                   3,067           40             -        3,107
    Mortgage-backed
     securities                109,375        1,169           181      110,363
    Corporate bonds             10,406          384             -       10,790
    Other                           59            -             -           59
- ----------------------------------------------------------------------------------
    Total available for sale
     securities               $168,918       $2,247        $  276     $170,889
- ----------------------------------------------------------------------------------
    HELD TO MATURITY:
    Obligations of states
     and political sub-
     divisions                $ 60,266       $2,456        $   38     $ 62,684
- ----------------------------------------------------------------------------------
    Total securities held to
     maturity                 $ 60,266       $2,456        $   38     $ 62,684
- ----------------------------------------------------------------------------------

    During the first quarter of 1996, the Bank transferred residential fixed rate real estate loans with an aggregate cost of $2,824,000, which includes commitments not yet closed of $1,445,000, representing its entire held for sale portfolio, to its held to maturity portfolio. This transfer resulted in a write-down of $78,000, as the loans were transferred at the lower of cost or fair value. At December 31, 1995, residential fixed rate real estate loans held for sale had a cost of $394,000 and fair value of $393,000.

                                       -11-
U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)

8. COMMON STOCK, ADDITIONAL PAID-IN CAPITAL, FEDERAL HOME LOAN BANK ADVANCES AND NET INCOME PER COMMON SHARE DATA

    The Bank had $14.0 million of term advances outstanding with the Federal Home Loan Bank of New York ("FHLB") at March 31, 1996. On February 15, 1996, the Bank took a fully amortizing advance of $4.0 million at a fixed rate of 5.41 percent for the entire term. This advance, which matures on March 1, 2001, is subject to a prepayment penalty. At March 31, 1996 and December 31, 1995, the Bank had a $5.0 million advance from the FHLB with a final maturity on November 15, 1999, with options to prepay without penalty in whole or in part semiannually on November 14th and May 14th. The advance has an interest rate adjusting monthly to 20 basis points over the one month London Inter-Bank Offer Rate ("LIBOR"). The interest rate at March 31, 1996 was 5.58 percent. At March 31, 1996 and December 31, 1995, the Bank also had a $5.0 million advance from the FHLB with a final maturity of June 22, 1998. The advance, which is subject to a prepayment penalty, bears interest at 6.20 percent.

    The Bank has pledged under a blanket agreement to the FHLB, a security interest in the Bank's holdings of capital stock in the FHLB, certain mortgage loans, securities and other assets of the Bank for all FHLB outstanding advances.

    The dividend rate on the Company's Series "A" preferred stock issued to a single investor is determined quarterly and is subject to certain minimum and maximum per annum dividend rates as specified in the agreement. For the three month periods ended March 31, 1996 and 1995, the weighted average dividend rates were 8.4 percent (the minimum rate) for each period. Net income per common share reflects the preferred stock dividends declared and accrued totalling $79,000 for each three month period ended March 31, 1996 and 1995, respectively. The Company intends to redeem $250,000 of preferred stock during the quarter ended June 30, 1996.

    In December 1993, the Company implemented a Dividend Reinvestment Plan ("DRIP"). The DRIP allows stockholders to invest cash dividends in shares of the Company's stock at fair value and, in the third quarter of 1994, a stock purchase feature was added to allow stockholders to purchase additional common stock at fair value up to $2,500 per quarter. The DRIP was temporarily suspended for dividends paid after January 1, 1996. As of March 31, 1996, 200,000 shares of common stock are reserved for issuance in connection with the Plan, of which 98,020 shares have been issued.

    On March 3, 1996, the Company issued 8,752 shares of its treasury stock. These shares were purchased by the Company's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) ("KSOP") and Supplemental Employees' Investment Plan ("SEIP") at fair value.

    The Company issued a 10 percent stock dividend to shareholders of record June 15, 1995, which was distributed on July 1, 1995. In addition, the Company declared a 10 percent stock dividend on April 24, 1996 to shareholders of record May 31, 1996, which will be distributed on June 14, 1996. The weighted average shares outstanding and per share amounts have been adjusted to reflect the stock dividend distributed in 1995.

    The Company and the Bank's ability to pay cash dividends in the future are restricted by various regulatory requirements. The Company's ability to pay

                                       -12-
U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)

8. COMMON STOCK, ADDITIONAL PAID-IN CAPITAL, FEDERAL HOME LOAN BANK ADVANCES AND NET INCOME PER COMMON SHARE DATA (cont'd)

    cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At March 31, 1996, the Bank could pay dividends to the Company of $12.3 million without having to obtain prior regulatory approval.

    Net income per common share is based on net income after preferred stock dividend requirements, the weighted average number of common shares outstanding and common equivalent shares (for the quarter ended March 31, 1995, adjusted for the common stock dividend distributed in 1995). Shares granted but not yet issued under the Company's stock option plans are considered common stock equivalents for earnings per share calculations.

    In May, 1995, the Company repaid the $1,800,000 of Series "A" subordinated notes outstanding that qualified as Tier II capital under risk-based capital guidelines. Interest on the notes was at prime plus one-half percent, payable quarterly. The weighted average interest rate for the three months ended March 31, 1995 was 9.33 percent.

9.  COMMITMENTS AND CONTINGENCIES

    At March 31, 1996, the Bank was committed under an employment agreement with a key officer, director and shareholder requiring annual salary and other payments of $370,000, increasing annually by $30,000 during the term of the contract, annual stock option grants of 22,000 shares, issued at fair value (110 percent of fair value if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant) and other benefits for the term of the contract expiring July 1, 1999.

    In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying Consolidated Financial Statements. At March 31, 1996, formal credit line and loan commitments which are primarily loans collateralized by real estate approximated $106.5 million, and outstanding letters of credit totalled $14.0 million. Such amounts represent the maximum risk of loss on these commitments.

    During the three month period ended March 31, 1995, the Bank sold in the secondary market for cash, mortgage loans with net proceeds totalling $2.7 million. There were no such sales during the quarter ended March 31, 1996.

    At March 31, 1996, the principal balance of the loans sold and exchanged with the FHLMC which remain uncollected approximated $88.8 million. The Bank is committed to service these loans. At March 31, 1996, the Bank was also committed to service approximately $624,000 of outstanding mortgage principal balances relating to the State of New York Mortgage Agency ("SONYMA"). The Bank has recently been notified by SONYMA of its intention to terminate its servicing relationship with the Bank because of the limited volume of loans currently being serviced.

    In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)

9.  COMMITMENTS AND CONTINGENCIES (cont'd)

    material effect on the Company's consolidated financial position or results of operations.

    In connection with its asset and liability management program, during 1994 the Bank entered into a protected rate agreement ("cap") which has an aggregate notional amount of $3.5 million at March 31, 1996. The premium paid in the amount of $85,000 was deferred and is being amortized over the five year life of the cap. Under the terms of the cap, the Bank will be reimbursed for increases in one month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875 percent. Interest rate cap agreements allow the Bank to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments from a mortgage-backed security with an interest rate adjusted annually to the one year Treasury rate. This agreement is subject to the counterparty's ability to perform in accordance with the terms of the agreement. The Bank's risk of loss is equal to the original premiums paid to enter into this agreement.

                                       -14-
U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At March 31, 1996, the Company had total assets of $701.2 million, an increase of 3 percent, or $22.5 million from December 31, 1995. Total deposits increased $19.8 million for the three month period ended March 31, 1996, to $630.4 million, which represented a 3 percent increase from December 31, 1995. Savings deposits accounted for the greatest increase in deposits, $19.8 million, as the Company introduced and promoted a new product, the "Golden Statement" account, which replaced the "Liquid Gold" account and accounted for the majority of the increase in the savings deposit category. Time deposits increased $15.5 million overall. Time deposits less than $100,000 increased by $7.6 million, primarily due to the promotion of time deposits associated with the Stony Point branch opening, the Bank's seventeenth branch. Time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, increased by $6.6 million, while IRAs/Keoghs increased by $4.2 million due to promotions of this product during the first quarter of 1996. These increases in time deposits were offset by a decrease in retail time deposits greater than $100,000 of $2.9 million. NOW accounts increased by $1.1 million during the first quarter of 1996. Deposit decreases occurred in money market deposits ($5.2 million), as customers generally switched their balances to higher yielding deposit products, and demand deposits ($11.5 million) as seasonal deposits were withdrawn. The deposit net increase was used primarily to fund loans and security purchases under the Company's asset/liability policy.

The securities portfolio of $242.5 million and $231.2 million at March 31, 1996 and December 31, 1995, respectively, consists of securities held to maturity at amortized cost of $58.9 million and $60.3 million, and securities available for sale at fair market value totalling $183.6 million and $170.9 million, respectively.

Obligations of U.S. Treasury and other Government agencies increased $18.7 million during the quarter ended March 31, 1996 due primarily to purchases of $52.6 million, net of sales of $32.0 million and securities called of $.5 million during the quarter. The U.S. Treasuries were sold to take advantage of market conditions, while the U.S. Government agencies were sold because of the expectation that they would be called. Obligations of other Government agencies are often used as collateral for the Company's pledging requirements. Mortgage-backed securities decreased $2.9 million as principal payments of $3.6 million, sales of $2.6 million, and amortization and prepayments offset purchases of $4.5 million. The security transactions that took place during the quarter ended March 31, 1996, resulted in improved overall earnings of the portfolio, while maintaining the high quality nature of the portfolio. The Bank's investment in obligations of states and political subdivisions decreased by $1.4 million during the first three months of 1996 due to maturities. Although the Bank still considers such securities as core investments which are high yielding on a tax equivalent basis and have diversified final maturities, purchases of these securities are dependent upon their availability in the marketplace and the yield of such securities on a tax equivalent basis, compared to other securities of equivalent credit risk and maturity. The Bank also continues to maintain investments in medium-term corporate debt securities and other securities which are rated investment grade by nationally recognized rating organizations. For the quarter ended March 31, 1996, such securities decreased by $3.1 million, principally due to a sale of $1.0 million of such securities and maturities during the period.

                                       -15-
U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

FINANCIAL CONDITION (cont'd)

The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk by averaging investments in medium-term maturities.

At March 31, 1996, net loans were $415.2 million, a net increase of $27.8 million or 7 percent over December 31, 1995 due to net increases in all major loan categories, particularly commercial mortgages. Outstanding loan balances increased $22.2 million in commercial mortgages, $2.7 million in residential mortgages, $2.1 million in time secured and unsecured loans, and $1.7 million in credit card balances outstanding relating to the Visa credit card business which was sold to the Bank by Royal in December 1995. The Bank had approximately $106.5 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund future loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and Federal Home Loan Bank advances, loan repayments and maturing securities.

The Bank has approximately $3.3 million of loans, secured by lease receivables, to Bennett Funding Group, a lease finance company, which recently filed for bankruptcy protection. The Bank does not yet know if any loss will be sustained on these loans. However, based upon Bennett's filing, the loans have been placed on nonaccrual status. Including the Bennett loans, the Bank's nonaccrual loans were less than 1.1 percent of total assets at March 31, 1996.

The Bank's allowance for loan losses increased $.4 million or 9 percent to $4.3 million at March 31, 1996, from $3.9 million at December 31, 1995. The allowance for loan losses represented 1.03 percent of net loans outstanding at March 31, 1996, compared to 1.01 percent at December 31, 1995. The allowance reflects a provision of $475,000 and net charge-offs of $114,000 recorded thus far in 1996. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Bank's loan portfolio. In management's judgment, at March 31, 1996, the allowance is considered adequate to absorb potential losses inherent in the credit portfolio.

Stockholders' equity increased to $51.9 million at March 31, 1996, an increase of $.6 million from the December 31, 1995 balance of $51.3 million. The net income of $2.3 million for the three month period ended March 31, 1996, was offset by cash dividends on both preferred stock of $79,000 and common stock of $420,000. During the first quarter, the Company issued 8,752 shares of treasury stock at fair market value in the aggregate amount of $250,000. Due to market conditions that have occurred thus far this year, the effect of SFAS No. 115 for the three month period ended March 31, 1996, was to decrease stockholders' equity, net of tax effect, by $1,461,000.

The Company's leverage ratio at March 31, 1996 was 7.53 percent, compared to
7.67 percent at December 31, 1995, well above the "well-capitalized" level of 5 percent. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 11.10 percent and 12.01 percent at March 31, 1996 and
11.37 percent and 12.26 percent at December 31, 1995, respectively, which remained above the "well-capitalized" levels of 6 percent (Tier I) and 10 percent (Total Capital).

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS

EARNINGS

Net income for the three month period ended March 31, 1996, increased $550,000 or 32 percent to $2.3 million, compared to the same period in 1995. Net income per common and common equivalent share increased to $.74 per share in the first quarter of 1996 from $.58 per common share recorded in the same period in 1995. The annualized return on average total assets increased to 1.30 percent for the three months ended March 31, 1996 from 1.10 percent for the quarter ended March 31, 1995. A discussion of the factors impacting the changes in the various components of net income follows.

NET INTEREST INCOME

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings.
For the three month period ended March 31, 1996, net interest income increased 15 percent to $6.8 million, from $5.9 million in the year earlier period. Although net interest income increased $892,000 year-to-year due to the volume increase of average net earning assets, the net interest spread declined to 3.46 percent in the first quarter of 1996 from 3.57 percent in the three month period ended March 31, 1995, as a flatter Treasury yield curve in the first quarter of 1996 impacted the interest rate spread. The interest spread of 3.46 percent during the first quarter of 1996 remained the same as the fourth quarter of 1995. Yields on interest earning assets and the cost of funds both decreased slightly in the first quarter of 1996 compared to the fourth quarter of 1995, due to prime rate decreases which occurred during the fourth quarter of 1995 and first quarter of 1996, and a Federal Reserve discount rate decrease which occurred in the first quarter of 1996. These decreases were somewhat offset by higher yielding time deposits due to the new Stony Point branch opening promotion and an IRA/Keogh promotion during the first quarter of 1996. In addition, a new savings product was introduced during the first quarter of 1996 which replaced the "Liquid Gold" product which paid a rate equal to the Federal Reserve discount rate. The new product, which has a tiered-rate, paid an interest rate for the highest tier ($100,000 and over) which was the same as the Liquid Gold product during the quarter ended March 31, 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $275,000 to $475,000 for the three month period ended March 31, 1996, compared to the same period in 1995. Net charge-offs in the first quarter of 1996 totalled $114,000 relating primarily to real estate loans, compared to $205,000 of charged-off loans (principally commercial loans) during the same period in 1995. Nonaccrual loans increased to $7.2 million at March 31, 1996, from $4.0 million at December 31, 1995 and $6.9 million at March 31, 1995. The Bank has approximately $3.3 million of loans, secured by lease receivables, to Bennett Funding Group, a lease finance company, which recently filed for bankruptcy. The Bank does not yet know if any loss will be sustained on these loans. However, based upon Bennett's filing, the loans have been placed on nonaccrual status at March 31, 1996. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing

                                       -17-
U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

PROVISION FOR LOAN LOSSES (Cont'd)

assets of the Bank since, in addition to foregone revenue, it must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on an ongoing basis as an integral part of the loan function, which includes the identification of past due loans, the recognition of the current economic environment and the review of the historical loan experience. Management has taken a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio and believes that the allowance for loan losses at March 31, 1996 reflects the risk elements inherent in the total loan portfolio at this time. The changes in the provision charged to income and the allowance for loan losses reflects such uncertainties on an ever increasing loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 1996 increased $376,000 to $1,225,000 from $849,000 in the same period of 1995. The increase in 1996 was due to an increase in the gains on securities transactions, which offset decreases on gains/losses of loans held for sale, service charges and other income. The relationship of non-interest income to non-interest expenses increased to 29 percent for the quarter ended March 31, 1996, compared to 20 percent for the same period in March 1995.

The net gain on securities transactions of $447,000 for the three months ended March 31, 1996, was a result of activity that occurred during the quarter in the securities portfolio, which improved the overall earnings of the portfolio through sales gains and replacement yields, while maintaining high quality securities. During the quarter, the Bank sold approximately $36.1 million of securities, principally callable U.S. Government agencies ($12.0 million) and U.S. Treasuries ($20.0 million). The U.S. Government agencies were sold because of the expectation that they would be called this year, while the U.S. Treasuries were sold to take advantage of market conditions. The net loss on securities transactions of $57,000 for the three months ended March 31, 1995, was a result of transactions that occurred in the quarter to restructure the securities portfolio by enhancing yield and improving liquidity, offset by gains on the sale of certain callable securities which would have been called during 1995.

The net loss of $78,000 during the quarter ended March 31, 1996 for loans held for sale resulted from the write-down of loans previously held for sale which were transferred to the held to maturity portfolio. These loans were transferred at the lower of cost or fair value. The net gain on loans held for sale in the first quarter of 1995 of $14,000 was principally due to the sale of $2.7 million of fixed rate residential mortgages.

Service charges decreased $23,000 in the first three months of 1996, compared to the prior year. Although there were more deposit accounts in the first quarter

                                       -18-
U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

NON-INTEREST INCOME (Cont'd)

of 1996 compared to 1995, lower insufficient funds charges and increased competition impacted increases in fees.

Other income decreased $13,000 to $235,000 in the first quarter of 1996, due principally to lower mortgage servicing income ($27,000) as a result of a lower volume of loans serviced, offsetting higher fee income from the Company's Visa credit card program ($19,000), which was a start-up program in the first quarter of 1995.

NON-INTEREST EXPENSES

Non-interest expenses rose $59,000 to $4,242,000 for the three months ended March 31, 1996, an increase over the comparable period in 1995 of $4,183,000.

Salaries, the largest component of non-interest expense, increased $108,000 to $1.6 million for the quarter ended March 31, 1996, compared to 1995. This increase occurred due to annual merit increases, the opening of the Stony Point branch in January 1996, and also additional personnel necessary for the Bank to accommodate the increases in both deposits and loans and their related services, which offset the decrease in Royal personnel, as Royal was sold on December 31, 1995. Full-time equivalent employees of 203 at March 31, 1996 represented an increase from 195 full-time equivalent employees at March 31, 1995.

Employee benefits increased $140,000 to $788,000 for the three month period ended March 31, 1996, compared to the quarter ended March 31, 1995. The change occurred primarily because of an increase in incentive compensation programs which are based upon the Company's net income and overall financial performance, higher payroll taxes during 1996 due to the higher salary base and increases in other employee benefit programs such as medical, tuition and training.

The changes in the other components of non-interest expenses for the three month period ended March 31, 1996 compared to March 31, 1995, were due to the following:

* Increase of $56,000 (7%) in occupancy and equipment cost was due principally to increased costs associated with the branch opened in January, 1996, maintenance expenses associated with the severe winter of 1996, and an increase in maintenance contracts relating to the Bank's branch and computer related equipment.

* Increase of $40,000 (21%) in advertising and business development because of the new branch opening promotions and advertising related to other new deposit products such as IRAs/Keoghs and "Golden Statement" savings account.

* Increase of $38,000 (21%) in professional fees due to legal fees primarily associated with loan collections and foreclosures, examination fees for the New York State Department of Banking examination scheduled for 1996 and other litigation costs.

                                       -19-
U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT'D)

NON-INTEREST EXPENSES (Con't)

* Increase of $12,000 (8%) in communication expenses due to an increase in postage and telephone expenses that arose as a result of postal volume, new branch addition and transfer of credit card operations from Maryland to New York.

* Increase of $19,000 (26%) in stationery and printing because of the new branch and increase in deposit and loan volume.

* Decrease of $302,000 (100%) in FDIC insurance premiums as the Bank Insurance Fund reached its required level of 1.25 percent of insured deposits in 1995, causing the reduction in annual FDIC premium for the Bank to $2,000 in 1996.

* Decrease of $52,000 (13%) in other expense due to a reduction in foreclosure related expenses, lower amortization of intangible assets due to intangible assets becoming fully amortized in 1995, lower insurance expense due to a refund received in 1996, offset by an increase in credit card expenses in 1996 due to the growth of the program.

INCOME TAXES

The effective tax rates for the three month periods ended March 31, 1996 and 1995 were 33 percent and 29 percent, respectively. The increase in the overall effective tax rate in 1996 reflects a lower percent of non-taxable security income due to maturities of these securities during 1995. The purchases of these securities are dependent upon their availability in the marketplace and the yield of such securities on a tax equivalent basis, compared to other securities of equivalent credit risks and maturity.

                                       -20-
                           PART II - OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit XI - Statement re: Computation of Per Share Earnings


     (b) Reports on Form 8-K. A Form 8-K was filed by the Company during the quarter ended March 31, 1996. On January 12, 1996, a press release announced that the sale of the Company's wholly-owned subsidiary, Royal Oak Savings Bank, F.S.B. to Monocacy Bancshares, Inc. had been completed effective December 31, 1995. A copy of the press release was filed as Exhibit 99 to the Form 8-K.



                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 1996.




                          U.S.B. HOLDING CO., INC.





/s/ Thomas E. Hales                       /s/ Steven T. Sabatini
- --------------------------                -----------------------------------
Thomas E. Hales                           Steven T. Sabatini
Chairman of the Board,                    Executive Vice President Finance,
President,                                Chief Financial Officer and
Chief Executive Officer                   Assistant Secretary
and Director                              (Principal Financial and
                                          Accounting Officer)