Form 10-Q
period 1996-06-30
USB HOLDING CO INC
filed 1996-08-13
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended June 30, 1996 Commission File No. 010950


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


                              YES__X___  NO_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                    OUTSTANDING AT AUGUST 2, 1996
                -----                    -----------------------------

        Common stock, par value
           $5 per share                             3,083,955

                             U.S.B. HOLDING CO., INC.
                             ------------------------

                                TABLE OF CONTENTS


                                                                PAGE NO.
                                                                --------

PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF CONDITION AS
         OF JUNE 30, 1996 AND DECEMBER 31, 1995
         (UNAUDITED)                                               1

         CONSOLIDATED STATEMENTS OF INCOME FOR THE
         THREE MONTHS ENDED JUNE 30, 1996 AND 1995
         (UNAUDITED)                                               2

         CONSOLIDATED STATEMENTS OF INCOME FOR THE
         SIX MONTHS ENDED JUNE 30, 1996 AND 1995
         (UNAUDITED)                                               4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         THE SIX MONTHS ENDED JUNE 30, 1996 AND
         1995 (UNAUDITED)                                          6

         CONSOLIDATED STATEMENT OF CHANGES IN
         STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
         ENDED JUNE 30, 1996 (UNAUDITED)                           8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)                                               9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                               17

PART II. OTHER INFORMATION AND SIGNATURES                         24

                     PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
- ------------------------
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
- ------------------------------------------------

                                                      June 30,      December 31,
                                                        1996            1995
                                                      ---------       ---------
                                                      (000's, Except Share Data)
ASSETS
Cash and due from banks                               $  20,581       $  23,469
Federal funds sold                                       11,500          13,800
                                                      ---------       ---------
Cash and cash equivalents                                32,081          37,269
Interest bearing deposits in other banks                     99           2,069
Securities:
  Available for sale (at fair value)                    178,925         170,889
  Held to maturity (fair value $82,046
     in 1996 and $62,684 in 1995)                        80,968          60,266
Loans held for sale                                         277             394
Loans, net of allowance for loan losses of
     $4,924 in 1996 and $3,904 in 1995                  442,417         387,043
Premises and equipment, net                              10,443          10,088
Accrued interest receivable                               6,089           5,288
Other real estate owned (OREO)                              374             939
Other assets                                              6,325           4,538
                                                      ---------       ---------
TOTAL ASSETS                                          $ 757,998       $ 678,783
                                                      ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing demand deposits                  $  84,579       $  82,363
Interest bearing deposits:
     Money Market                                        51,931          55,672
     Savings                                            210,475         182,567
     NOW                                                 41,070          38,111
     Time                                               283,080         251,922
                                                      ---------       ---------
Total deposits                                          671,135         610,635
Accrued interest payable                                  1,660           1,769
Accrued expenses and other liabilities                    1,821           5,046
Securities sold under agreement to repurchase            10,170              --
Federal Home Loan Bank advances                          20,797          10,000
                                                      ---------       ---------
Total liabilities                                       705,583         627,450
Commitments and contingencies (Note 9)
Stockholders' equity:
     Preferred stock, no par value; authorized
       shares 100,000; outstanding shares:
       35,000 in 1996 and 37,500 in 1995                  3,500           3,750
     Common stock, $5 par value; 7,000,000
       shares authorized and issued shares of
       3,161,519 in 1996 and 2,880,397 in 1995           15,808          14,402
     Additional paid-in capital                          26,472          19,046
     Retained earnings                                    8,719          14,072
     Treasury stock at cost, 77,564 shares
       in 1996 and 86,316 shares in 1995                   (966)         (1,075)
     Unrealized (loss) gain on available for
       sale securities, net of tax                       (1,118)          1,138
                                                      ---------       ---------
Total stockholders' equity                               52,415          51,333
                                                      ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 757,998       $ 678,783
                                                      ---------       ---------


See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
- ------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- ---------------------------------------------

                                                         Three Months Ended
                                                      June 30,          June 30,
                                                        1996             1995
                                                      ---------        ---------
                                                      (000's, Except Share Data)
INTEREST INCOME:
Interest and fees on loans                            $   9,702        $   8,131
Interest on federal funds sold                              143              181
Interest and dividends on securities:
     Mortgage-backed securities                           1,713            1,850
     U.S. Treasury and Government                         1,293              713
     Obligations of states and political
          subdivisions                                      774              863
     Corporate and other                                    147              307
Interest on deposits in other banks                           2               41
Dividends on Federal Home Loan Bank stock                    38               40
                                                      ---------        ---------
Total interest income                                    13,812           12,126
                                                      ---------        ---------

INTEREST EXPENSE:
Interest on deposits                                      6,269            5,751
Interest on borrowings                                      297              233
                                                      ---------        ---------
Total interest expense                                    6,566            5,984
                                                      ---------        ---------

NET INTEREST INCOME                                       7,246            6,142
Provision for loan losses                                   600              225
                                                      ---------        ---------
Net interest income after provision for
     loan losses                                          6,646            5,917
                                                      ---------        ---------

NON-INTEREST INCOME:
Gain on securities transactions - net                       145               41
Service charges and fees                                    593              653
Other income                                                245              240
                                                      ---------        ---------
Total non-interest income                                   983              934
                                                      ---------        ---------

NON-INTEREST EXPENSES:
Salaries                                                  1,673            1,491
Employee benefits                                           809              624
Occupancy and equipment expense                             845              801
Advertising and business development                        210              245
Professional fees                                           270              286
Communications                                              151              137
Stationery and printing                                     101               76
FDIC insurance                                               --              304
Other expenses                                              257              656
                                                      ---------        ---------
Total non-interest expenses                               4,316            4,620
                                                      ---------        ---------
Income before income taxes                                3,313            2,231
Provision for income taxes                                1,188              731
                                                      ---------        ---------
NET INCOME                                            $   2,125        $   1,500
                                                      ---------        ---------
NET INCOME PER COMMON AND COMMON EQUIVALENT
 SHARE                                                $     .63        $     .45
                                                      ---------        ---------

- -Continued-

- ------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Cont'd)
- ------------------------------------------------------


                                                         Three Months Ended
                                                      June 30,          June 30,
                                                        1996              1995
                                                      ---------        ---------
                                                      (000's, Except Share Data)
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                        3,247,792        3,135,748
                                                      ---------        ---------


See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
- ------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- ---------------------------------------------

                                                         Six Months Ended
                                                      June 30,       June 30,
                                                        1996            1995
                                                    -----------     -----------
                                                   (000's, Except Share Data)
INTEREST INCOME:
Interest and fees on loans                          $    18,927     $    15,847
Interest on federal funds sold                              387             454
Interest and dividends on securities:
     Mortgage-backed securities                           3,476           3,580
     U.S. Treasury and Government                         2,077           1,313
     Obligations of states and political
          subdivisions                                    1,551           1,749
     Corporate and other                                    370             616
Interest on deposits in other banks                          36              66
Dividends on Federal Home Loan Bank stock                    68              81
                                                    -----------     -----------
Total interest income                                    26,892          23,706
                                                    -----------     -----------

INTEREST EXPENSE:
Interest on deposits                                     12,334          11,161
Interest on borrowings                                      477             460
                                                    -----------     -----------
Total interest expense                                   12,811          11,621
                                                    -----------     -----------

NET INTEREST INCOME                                      14,081          12,085
Provision for loan losses                                 1,075             425
                                                    -----------     -----------
Net interest income after provision for
     loan losses                                         13,006          11,660
                                                    -----------     -----------

NON-INTEREST INCOME:
Gain (loss) on securities transactions - net                592             (16)
Gain (loss) on loans held for sale                          (78)             14
Service charges and fees                                  1,214           1,297
Other income                                                480             488
                                                    -----------     -----------
Total non-interest income                                 2,208           1,783
                                                    -----------     -----------

NON-INTEREST EXPENSES:
Salaries                                                  3,255           2,965
Employee benefits                                         1,597           1,272
Occupancy and equipment expense                           1,677           1,577
Advertising and business development                        438             433
Professional fees                                           493             471
Communications                                              309             283
Stationery and printing                                     192             148
FDIC insurance                                                1             607
Other expenses                                              596           1,047
                                                    -----------     -----------
Total non-interest expenses                               8,558           8,803
                                                    -----------     -----------
Income before income taxes                                6,656           4,640
Provision for income taxes                                2,281           1,440
                                                    -----------     -----------

NET INCOME                                          $     4,375     $     3,200
                                                    -----------     -----------

- -Continued-

U.S.B. HOLDING CO., INC.
- ------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Cont'd)
- ------------------------------------------------------

                                                         Six Months Ended
                                                      June 30,       June 30,
                                                        1996            1995
                                                    -----------     -----------
                                                   (000's, Except Share Data)

NET INCOME PER COMMON AND COMMON EQUIVALENT
 SHARE                                              $      1.30     $       .98
                                                    -----------     -----------

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                        3,241,768       3,109,421
                                                    -----------     -----------


See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
- ------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- -------------------------------------------------
                                                             Six Months Ended
                                                          June 30,     June 30,
                                                            1996         1995
                                                          --------     --------
                                                                 (000's)
OPERATING ACTIVITIES:
Net income                                                $  4,375     $  3,200
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                  1,075          425
  Depreciation and amortization                                647          738
  Amortization/accretion of premiums/discounts on
    securities - net                                           114           54
  (Gain) loss on securities transactions - net                (592)          16
  (Gain) loss on loans held for sale - net                      78          (14)
Origination of loans held for sale                          (1,227)      (1,235)
Proceeds from sales of loans held for sale                      --        2,674
Increase in accrued interest receivable                       (801)        (737)
Other - net                                                 (2,666)           7
                                                          --------     --------
Net cash provided by operating activities                    1,003        5,128
                                                          --------     --------

INVESTING ACTIVITIES:
Proceeds from sales of securities available
  for sale                                                  47,109       32,415
Proceeds from principal paydowns and maturities
  of securities available for sale                           8,656       10,607
Proceeds from maturities of securities held to
  maturity                                                   4,425       14,327
Purchases of securities available for sale                 (67,097)     (73,912)
Purchases of securities held to maturity                   (25,260)      (2,401)
Net decrease (increase) in interest bearing
  deposits in other banks                                    1,970       (1,277)
Loans originated, net of principal collections             (55,763)     (22,516)
Loans purchased                                                 --         (350)
Purchases of premises and equipment - net                     (991)        (679)
Purchases of Federal Home Loan Bank stock                   (1,016)          --
Proceeds from sales of OREO                                  1,346          652
                                                          --------     --------
Net cash used for investing activities                     (86,621)     (43,134)
                                                          --------     --------

FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
  NOW, money market and savings accounts                    29,342       11,072
Increase in time deposits, net of
  withdrawals and maturities                                31,158       38,379
Net decrease in federal funds purchased
  and Federal Home Loan advances - short-term                   --       (2,400)
Proceeds from Federal Home Loan Bank advance -
  long-term                                                 10,797        5,000
Proceeds from securities sold under agreements
  to repurchase                                             10,170           --
Redemption of long-term debt qualifying
  as regulatory capital                                         --       (1,800)
Cash dividends paid                                         (1,038)        (730)

- -Continued-

U.S.B. HOLDING CO., INC.
- ------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Cont'd)
- ----------------------------------------------------------


                                                             Six Months Ended
                                                          June 30,     June 30,
                                                            1996         1995
                                                          --------     --------
                                                                 (000's)

Redemption of preferred stock                                 (250)          --
Proceeds from issuance of common stock                           1        1,225
Proceeds from issuance of treasury stock                       250           --
                                                          --------     --------
Net cash provided by financing activities                   80,430       50,746
                                                          --------     --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (5,188)      12,740
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              37,269       24,465
                                                          --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 32,081     $ 37,205
                                                          --------     --------

Supplemental Disclosures:
                                                          --------     --------
  Interest paid                                           $ 12,920     $ 11,001
                                                          --------     --------
  Income tax payments                                     $  4,448     $  1,628
                                                          --------     --------
  Transfer of assets to OREO                              $    580     $    199
                                                          --------     --------
  Transfer of loans held for sale to loans
    held to maturity at lower of cost
    or fair value                                         $  1,344     $     --
                                                          --------     --------
  Change in unrealized gain/loss on securities
    available for sale - net of tax                       $ (2,256)    $  2,560
                                                          --------     --------


See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
- ------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
- ---------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30, 1996 (000's, Except Share Data)

                                                                                                                         Unrealized
                               Preferred                                                                                 Gain (Loss)
                                 Stock                     Common Stock    Additional                                   on Available
                                 No Par        Shares         $5 Par        Paid-In         Retained      Treasury         for Sale
                                 Value       Outstanding       Value         Capital        Earnings        Stock         Securities
                               ---------     -----------     ---------      ---------      ---------      ---------       ---------
Balance at
  January 1,
  1996                         $   3,750      2,794,081      $  14,402      $  19,046      $  14,072      $  (1,075)      $   1,138
Net income                                                                                     4,375
Cash dividends:
  Common
    ($.29 per
    share)                                                                                      (883)
  Preferred                                                                                     (155)
Redemption of
  preferred
  stock                             (250)
Common stock
  issued:
  Incentive
    stock
    options
    exercised
    ($10.75 per
    share)                                        1,210              6              7
  10% stock
    dividend                                    279,912          1,400          7,278         (8,690)
  Issuance of
    treasury
    stock                                         8,752                           141                           109
Change in un-
  realized gain
  (loss) on avail-
  able for sale
  securities,
  net of tax                                                                                                                 (2,256)
                               ---------      ---------      ---------      ---------      ---------      ---------       ---------
Balance at
  June 30,
  1996                         $   3,500      3,083,955      $  15,808      $  26,472      $   8,719      $    (966)      $  (1,118)
                               ---------      ---------      ---------      ---------      ---------      ---------       ---------


See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
- ------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ------------------------------------------------------

1.   Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. (the "Company"), Union State Bank (the "Bank"), the Company's non- bank subsidiary, Ad Con, Inc., and until December 31, 1995, its wholly-owned subsidiary, Royal Oak Savings Bank, F.S.B. ("Royal"). On December 31, 1995, Royal was sold to Monocacy Bancshares, Inc., parent company of Taneytown Bank & Trust Company, Taneytown, Maryland.

2.   Reclassifications
     -----------------

     Certain reclassifications have been made to prior year accounts to conform to the current year's presentation.

3.   Basis of Presentation
     ---------------------

     In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996, the results of operations for the three and six month periods ended June 30, 1996 and 1995, cash flows for the six month periods then ended, and changes in stockholders' equity for the six months ended June 30, 1996. A summary of the Company's significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements included in the Company's 1995 Annual Report to Shareholders.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices used within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

     Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and other real estate owned, management obtains independent appraisals for significant properties.

4.   Accounting for Stock-Based Compensation
     ---------------------------------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer

U.S.B. HOLDING CO., INC.
- ------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)
- ---------------------------------------------------------------

4.  Accounting for Stock-Based Compensation (Cont'd)
    ------------------------------------------------

    incurs liabilities to employees in amounts based on the price of the Company's stock. SFAS No. 123 requires significantly expanded disclosure in complete financial statements, including disclosure of pro forma net income and earnings per share as if the fair value based method were used to account for stock based compensation, if the intrinsic value method of APB No. 25 is retained. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments.

    The accounting provisions of SFAS No. 123 are effective for transactions entered into after December 15, 1995. Effective January 1, 1996, the Company adopted SFAS No. 123 and has decided that it will continue to measure compensation cost for employee stock compensation plans in accordance with the provisions of APB No. 25.

5.  Accounting for Mortgage Servicing Rights
    ----------------------------------------

    SFAS No. 122, "Accounting for Mortgage Servicing Rights," modifies the treatment of the capitalization of servicing rights by mortgage banking enterprises. The change eliminates the separate treatment of servicing rights acquired through loans originated and those acquired through purchase transactions, as previously required under SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires mortgage servicing rights acquired or originated subsequent to December 31, 1995, to be recorded as assets distinct from the loans to which they relate. SFAS No. 122 also requires periodic evaluation of capitalized servicing rights for deterioration of value, due to increases in prepayments and other factors. The Company's adoption of SFAS No. 122 as of January 1, 1996 has not had any effect on the Consolidated Financial Statements of the Company for the six months ended June 30, 1996.

6.  Accounting for Impairment of a Loan
    -----------------------------------

    As of January 1, 1995, the Company adopted SFAS No. 114, "Accounting for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which requires recognition of an impairment of a loan when it is probable that either principal and/or interest are not collectible in accordance with the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan's effective rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or the write-down is charged against the allowance for loan losses if the impairment is considered to be permanent. Small homogeneous loans such as residential mortgage, home equity, and installment loans are not separately reviewed for impaired status. Such loans are typically collateralized by residential or other personal property and require monthly payments. Separate allocations to the allowance for loan losses are made based on payment trends and prior loss experience and the composition of credit risk inherent in these loan types. The impact of

U.S.B. HOLDING CO., INC.
- ------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)
- ---------------------------------------------------------------

6.   Accounting for Impairment of a Loan (Cont'd)
     --------------------------------------------

     adopting these Statements did not have a material effect on the Consolidated Financial Statements of the Company.

     At June 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 approximated $8.0 million ($6.5 million of which were in nonaccrual status). Each impaired loan has a related allowance for credit losses determined in accordance with SFAS No. 114. The total allowance for credit losses related to impaired loans was $1,365,000 as of June 30, 1996. The average recorded investment in impaired loans for the three and six month periods ended June 30, 1996 was approximately $7.6 million and $6.8 million, respectively. For the three and six month periods ended June 30, 1996 and 1995, interest income recognized by the Company on impaired loans was not material.

7.   Securities and Loans Held For Sale
     ----------------------------------

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

     In December 1995, the Company transferred, at fair value, securities having a fair value of $68.8 million (amortized cost of $68.1 million) from its held to maturity security portfolio to its portfolio of available for sale securities. This was done to enhance the Company's ability to respond to changes in interest rates. The securities transferred represented all of the readily marketable securities that were previously classified as held to maturity, except for obligations of states and political subdivisions. This transfer was made in accordance with the FASB's "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued in November 1995. Concurrent with the adoption of this guidance, corporations were permitted, through December 31, 1995, to reclassify their available for sale and held to maturity securities without calling into question the past intent of an entity to hold securities to maturity. The effect of this transfer, after tax, was a $.4 million increase in shareholders' equity.

U.S.B. HOLDING CO., INC.
- ------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)
- ---------------------------------------------------------------

7.   Securities and Loans Held For Sale (Cont'd)
     -------------------------------------------

     Realized gains and losses on the sales of all securities are reported in earnings. Unrealized gains and losses on available for sale securities are shown, net of taxes, as a separate component of stockholders' equity. At June 30, 1996, the effect of SFAS No. 115 resulted in a reduction of securities available for sale of $1,936,000 which, after the applicable tax effect, resulted in a reduction to stockholders' equity of $1,118,000, representing the unrealized loss. At December 31, 1995, the effect of SFAS No. 115 resulted in an increase of securities available for sale of $1,971,000 which, after the applicable tax effect, resulted in an increase to stockholders' equity of $1,138,000, representing the net unrealized gain.

     A summary of the amortized cost and fair value of securities and related gross unrealized gains and losses at June 30, 1996 and December 31, 1995, follows:

     ---------------------------------------------------------------------------
                                                   (000's)
                                              Gross         Gross
                                Amortized   Unrealized    Unrealized    Fair
     June 30, 1996:               Cost        Gains         Losses      Value
     ---------------------------------------------------------------------------
     Available for Sale:
     U.S. Treasury and Govern-
      ment agencies            $ 76,085      $   --       $ 1,565     $ 74,520
     Obligations of states
      and political sub-
      divisions                   3,066          14             3        3,077
     Mortgage-backed
      securities                 97,732         921         1,436       97,217
     Corporate bonds              3,889         133            --        4,022
     Other                           89          --            --           89
     ---------------------------------------------------------------------------
     Total available for sale
      securities               $180,861      $1,068        $3,004     $178,925
     ---------------------------------------------------------------------------

     Held to Maturity:
     Obligations of states
      and political sub-
      divisions                $ 61,170      $1,533        $  165     $ 62,538
     Mortgage-backed
      securities                  9,802          --           148        9,654
     U.S. Government agencies     9,996          --           142        9,854
     ---------------------------------------------------------------------------
     Total securities held to
      maturity                 $ 80,968      $1,533        $  455     $ 82,046
     ---------------------------------------------------------------------------

     ---------------------------------------------------------------------------

U.S.B. HOLDING CO., INC.
- ------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)
- ---------------------------------------------------------------

7.   Securities and Loans Held For Sale (Cont'd)
     -------------------------------------------

                                                  (000's)
                                              Gross         Gross
                                Amortized   Unrealized    Unrealized    Fair
     December 31, 1995:           Cost        Gains         Losses      Value
     ---------------------------------------------------------------------------
     Available for Sale:
     U.S. Treasury and Govern-
      ment agencies            $ 46,011      $  654        $   95     $ 46,570
     Obligations of states
      and political sub-
      divisions                   3,067          40            --        3,107
     Mortgage-backed
      securities                109,375       1,169           181      110,363
     Corporate bonds             10,406         384            --       10,790

     Other                           59          --            --           59
     ---------------------------------------------------------------------------
     Total available for sale
      securities               $168,918      $2,247        $  276     $170,889
     ---------------------------------------------------------------------------

     Held to Maturity:
     Obligations of states
      and political sub-
      divisions                $ 60,266      $2,456        $   38     $ 62,684
     ---------------------------------------------------------------------------

     Total securities held to
      maturity                 $ 60,266      $2,456        $   38     $ 62,684
     ---------------------------------------------------------------------------


     At June 30, 1996 and December 31, 1995, residential fixed rate real estate loans held for sale had a cost of $944,000 and $394,000 and fair value of $949,000 and $393,000, respectively, which included commitments not yet closed at June 30, 1996 of $667,000. During the first quarter of 1996, the Bank transferred residential fixed rate real estate loans with an aggregate cost of $2,824,000, which included commitments not yet closed of $1,445,000, representing its entire held for sale portfolio at that time, to its held to maturity portfolio. This transfer resulted in a write-down of $78,000, as the loans were transferred at the lower of cost or fair value.

8.   Borrowings, Stockholders' Equity and Net Income Per Common Share Data
     ---------------------------------------------------------------------

     At June 30, 1996, the Bank had outstanding term advances with the Federal Home Loan Bank of New York ("FHLB") in the amount of $20,797,000 with maturities and interest rates as follows:

         Date of             Outstanding         Interest
        Borrowing           Advance Amount         Rate          Maturity Date
        ---------           --------------         ----          -------------
     November 14, 1994        $5,000,000          5.68%        November 15, 1999
     June 21, 1995             5,000,000          6.20         June 22, 1998
     February 15, 1996         3,825,000          5.41         March 1, 2001
     April 24, 1996            4,000,000          6.49         April 26, 1999
     April 24, 1996            2,972,000          6.71         May 1, 2003

U.S.B. HOLDING CO., INC.
- ------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)
- ---------------------------------------------------------------

8.   Borrowings, Stockholders' Equity and Net Income Per Common Share Data
     (Cont'd)

     All of the advances are at fixed interest rates with the exception of the November 14, 1994 advance, which has an interest rate adjusting monthly to 20 basis points over the one month London Inter-Bank Offer Rate ("LIBOR"). In addition, each advance is subject to prepayment penalties except for the November 14, 1994 advance, which may be prepaid without penalty in whole or in part semiannually on May 14th and November 14th. The advances taken on February 15, 1996 and April 24, 1996 are fully amortizing.

     The Bank has pledged under a blanket agreement to the FHLB, a security interest in the Bank's holdings of capital stock in the FHLB, certain mortgage loans, securities and other assets of the Bank for all FHLB outstanding advances.

     On June 25, 1996, the Bank entered into a repurchase agreement. This agreement represents funds borrowed in the amount of $10.2 million on a short-term basis through the sale of securities to a counterparty under an agreement to repurchase the same securities on December 23, 1996. The transaction proceeds are recorded as "Securities sold under agreement to repurchase" and the underlying securities remain in the Bank's securities portfolio. The agreement is secured by U.S. Government agency and mortgage-backed securities with an amortized cost of $10.5 million and fair value of $10.4 million at June 30, 1996. Interest for the repurchase agreement adjusts monthly to the one month LIBOR rate and was 5.44 percent at June 30, 1996.

     The dividend rate on the Company's Series "A" preferred stock issued to a single investor is determined quarterly and is subject to certain minimum and maximum per annum dividend rates as specified in the agreement. For the three and six month periods ended June 30, 1996 and 1995, the weighted average dividend rates were 8.4 percent (the minimum rate) for each period. Net income per common share reflects the preferred stock dividends declared and accrued totalling $76,000 and $79,000 for each three month period and $155,000 and $158,000 for each six month period ended June 30, 1996 and 1995, respectively. The Company redeemed $250,000 of preferred stock on May 15, 1996, and intends to redeem an additional $250,000 during the quarter ending September 30, 1996.

     In December 1993, the Company implemented a Dividend Reinvestment Plan ("DRIP"). The DRIP allows stockholders to invest cash dividends in shares of the Company's stock at fair value and, in the third quarter of 1994, a stock purchase feature was added to allow stockholders to purchase additional common stock at fair value up to $2,500 per quarter. The DRIP was temporarily suspended for dividends paid after January 1, 1996. As of June 30, 1996, 200,000 shares of common stock are reserved for issuance in connection with the Plan, of which 98,020 shares have been issued.

     On March 3, 1996, the Company issued 8,752 shares of its treasury stock. These shares were purchased by the Company's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) ("KSOP") and Supplemental Employees' Investment Plan ("SEIP") at fair value.

U.S.B. HOLDING CO., INC.
- ------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)
- ---------------------------------------------------------------

8.   Borrowings, Stockholders' Equity and Net Income Per Common Share Data
     ---------------------------------------------------------------------
     (Cont'd)
     --------

     The Company declared a 10 percent stock dividend on April 24, 1996 to shareholders of record May 31, 1996, which was distributed on June 14, 1996. In addition, the Company issued a 10 percent stock dividend to shareholders of record June 15, 1995, which was distributed on July 1, 1995. The weighted average shares outstanding and per share amounts have been adjusted to reflect the stock dividend distributed in 1996.

     The Company and the Bank's ability to pay cash dividends in the future are restricted by various regulatory requirements. The Company's ability to pay cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At June 30, 1996, the Bank could pay dividends to the Company of $13.8 million without having to obtain prior regulatory approval.

     Net income per common share is based on net income after preferred stock dividend requirements, the weighted average number of common shares outstanding and common equivalent shares (for the quarter and six month periods ended June 30, 1995, adjusted for the common stock dividend distributed in 1996). Shares granted but not yet issued under the Company's stock option plans are considered common stock equivalents for earnings per share calculations.

     In May, 1995, the Company repaid the $1,800,000 of Series "A" subordinated notes outstanding that qualified as Tier II capital under risk-based capital guidelines. Interest on the notes was at prime plus one-half percent, payable quarterly. The weighted average interest rate was 9.39 percent for the period of January 1, 1995 through May 17, 1995 (the date the notes were prepaid).

9.   Commitments and Contingencies
     -----------------------------

     At June 30, 1996, the Bank was committed under an employment agreement with a key officer, director and shareholder requiring annual salary and other payments of $370,000, increasing annually by $30,000 during the term of the contract, annual stock option grants of 22,000 shares, issued at fair value (110 percent of fair value if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant) and other benefits for the term of the contract expiring July 1, 1999.

     In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying Consolidated Financial Statements. At June 30, 1996, formal credit line and loan commitments which are primarily loans collateralized by real estate approximated $112.2 million, and outstanding letters of credit totalled $17.6 million. Such amounts represent the maximum risk of loss on these commitments.

U.S.B. HOLDING CO., INC.
- ------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)
- ---------------------------------------------------------------

9.   Commitments and Contingencies (Cont'd)
     --------------------------------------

     During the six month period ended June 30, 1995, the Bank sold in the secondary market for cash, mortgage loans with net proceeds totalling $ million. There were no such sales during the six months ended June 30, 1996.

     At June 30, 1996, the principal balance of the loans sold and exchanged with the FHLMC which remain uncollected approximated $87.2 million. The Bank is committed to service these loans. At June 30, 1996, the Bank was also committed to service approximately $622,000 of outstanding mortgage principal balances relating to the State of New York Mortgage Agency ("SONYMA"). The Bank has recently been notified by SONYMA of its intention to terminate its servicing relationship with the Bank during the third quarter of 1996 because of the limited volume of loans currently being serviced.

     In the ordinary course of business, the Company is party to various legal proceedings, which in the opinion of management, will not have a material effect in the aggregate on the Company's consolidated financial position or results of operations.

     In connection with its asset and liability management program, during 1994 the Bank entered into a protected rate agreement ("cap") which has an aggregate notional amount of $3.5 million at June 30, 1996. The premium paid in the amount of $85,000 was deferred and is being amortized over the five year life of the cap. Under the terms of the cap, the Bank will be reimbursed for increases in one month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875 percent. Interest rate cap agreements allow the Bank to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments from a mortgage-backed security with an interest rate adjusted annually to the one year Treasury rate. This agreement is subject to the counterparty's ability to perform in accordance with the terms of the agreement. The Bank's risk of loss is equal to the original premium paid to enter into this agreement.

U.S.B. HOLDING CO., INC.
- ------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------

FINANCIAL CONDITION
- -------------------

At June 30, 1996, the Company had total assets of $758.0 million, an increase of 12 percent, or $79.2 million from December 31, 1995. Total deposits increased $60.5 million for the six month period ended June 30, 1996, to $671.1 million, which represented a 10 percent increase from December 31, 1995. Time deposits accounted for the greatest component of deposit increases, $31.2 million. Time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, increased by $15.2 million as part of the Bank's overall leveraging strategy. IRAs/Keoghs increased by $9.5 million due to promotions of this product during the first half of 1996. Time deposits under $100,000 increased by $6.8 million due primarily to the time deposit promotion associated with the opening of the Bank's seventeenth branch in Stony Point. Retail time deposits over $100,000 decreased slightly by $.3 million during the six month period ended June 30, 1996. Such deposits include a temporary deposit of approximately $8.0 million which matured in July 1996. Savings deposits increased by $27.9 million, as the Company introduced and promoted a new product, the "Golden Statement" account, which replaced the Liquid Gold account and accounted for the majority of the increase in the savings deposit category. NOW accounts and demand deposits increased by $3.0 million and $2.2 million, respectively, while money market deposits decreased by $3.7 million as customers generally switched their balances to higher yielding deposit products.

The securities portfolio of $259.9 million and $231.2 million at June 30, 1996 and December 31, 1995, respectively, consists of securities held to maturity at amortized cost of $81.0 million and $60.3 million, and securities available for sale at fair market value totalling $178.9 million and $170.9 million, respectively.

Obligations of U.S. Treasury and other Government agencies increased $37.9 million during the six months ended June 30, 1996 due primarily to purchases of $72.6 million, net of sales that occurred during the first quarter of $32.0 million, securities called of $.5 million, and a decline in fair value of available for sale securities of $2.1 million. The U.S. Treasuries were sold to take advantage of market conditions, while the U.S. Government agencies were sold because of the expectation that they would be called. Obligations of other Government agencies are often used as collateral for the Company's pledging requirements. Mortgage-backed securities decreased $3.3 million as principal amortization of $6.0 million, sales of $9.9 million, a decline in fair value of available for sale securities of $1.5 million, and prepayments offset purchases of $14.3 million. The security transactions that took place for the six months ended June 30, 1996, resulted in maintaining the overall earnings and the high quality nature of the portfolio. The Bank's investment in obligations of states and political subdivisions (municipal securities) increased by $.9 million during the first six months of 1996, as the Bank purchased $5.5 million of such securities during the second quarter, which offset maturities that occurred throughout the first half of the year. The Bank considers such securities as core investments which are high yielding on a tax equivalent basis and have diversified final maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the yield of such securities on a tax equivalent basis, compared to other securities of equivalent credit risk and

U.S.B. HOLDING CO., INC.
- ------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS (Cont'd)
- --------------------------------------------

FINANCIAL CONDITION (Cont'd)
- ----------------------------

maturity. The Bank also maintains investments in medium-term corporate debt securities and other securities which are rated investment grade by nationally recognized rating organizations. For the six months ended June 30, 1996, such securities decreased by $6.7 million, principally due to sales of $4.5 million of such securities and maturities during the period.

The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk by averaging investments in medium-term maturities.

At June 30, 1996, net loans were $442.7 million, a net increase of $55.3 million or 14 percent over December 31, 1995 due to net increases in all major loan categories, particularly commercial and construction mortgages. Outstanding loan balances increased $33.1 million in commercial mortgages, $17.5 million in construction and real estate secured loans, $7.2 million in residential mortgages and $2.7 million in credit card balances outstanding relating to the Visa credit card business which was sold to the Bank by Royal in December 1995, which offset a decrease of $3.5 million in time secured and unsecured loans. The Bank had approximately $112.2 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund future loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits, Federal Home Loan Bank advances and securities sold under agreements to repurchase, and loan repayments and maturing securities.

The Bank has approximately $3.3 million of loans, secured by lease receivables, to Bennett Funding Group, a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. The Bank does not yet know if any loss will be sustained on these loans. However, based upon Bennett's filing, the loans have been placed on nonaccrual status. Including the Bennett loans, the Bank's nonaccrual loans were less than one percent of total assets at June 30, 1996.

The Bank's allowance for loan losses increased $1.0 million or 26 percent to $4.9 million at June 30, 1996, from $3.9 million at December 31, 1995. The allowance for loan losses represented 1.09 percent of gross loans outstanding at June 30, 1996, compared to one percent at December 31, 1995. The allowance reflects a provision of $1,075,000 and net charge-offs of $55,000 recorded thus far in 1996. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Bank's loan portfolio. In management's judgment, at June 30, 1996, the allowance is considered adequate to absorb potential losses inherent in the credit portfolio.

During the six months ended June 30, 1996, the Bank increased the amount of outstanding advances with the Federal Home Loan Bank of New York by $10.8 million. In addition, in the second quarter, the Bank entered into a repurchase agreement in the amount of $10.2 million. This agreement represents funds borrowed on a short-term basis through the sale of securities to a counterparty under an agreement to repurchase the same securities on December 23, 1996. These transactions took place as part of the Bank's overall leveraging strategy.

U.S.B. HOLDING CO., INC.
- ------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS (Cont'd)
- --------------------------------------------

FINANCIAL CONDITION (Cont'd)
- ----------------------------

Stockholders' equity increased to $52.4 million at June 30, 1996, an increase of $1.1 million from the December 31, 1995 balance of $51.3 million. The increase results from net income of $4.4 million for the six month period ended June 30, 1996, which was offset by cash dividends on preferred stock of $155,000 and common stock of $883,000. During the first quarter, the Company also issued 8,752 shares of treasury stock at fair market value in the aggregate amount of $250,000. Due to market conditions that have occurred thus far this year, the effect of SFAS No. 115 for the six month period ended June 30, 1996, was to decrease stockholders' equity, net of tax effect, by $2,256,000.

The Company's leverage ratio at June 30, 1996 was 7.49 percent, compared to 7.67 percent at December 31, 1995, well above the "well-capitalized" level of 5 percent. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 10.63 percent and 11.61 percent at June 30, 1996 and
11.37 percent and 12.26 percent at December 31, 1995, respectively, which remained above the "well-capitalized" levels of 6 percent (Tier I) and 10 percent (Total Capital).

RESULTS OF OPERATIONS
- ---------------------

Earnings
- --------

Net income for the three and six month periods ended June 30, 1996, increased $625,000 or 42 percent to $2.1 million and $1,175,000 or 37 percent to $4.4 million, compared to the same periods in 1995, respectively. Net income per common and common equivalent share increased to $.63 per common share and $1.30 per common share in the quarter and six months ended June 30, 1996 from $.45 per common share and $.98 per common share recorded in the same periods in 1995. The annualized return on average total assets increased to 1.23 percent for the six months ended June 30, 1996 from 1.01 percent for the six months ended June 30, 1995. The overall increase in earnings for both periods reflect higher net interest income and gains on sale of available for sale securities and lower expenses, offset by a higher loan loss provision and lower service fee and other income. A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income
- -------------------

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three month period ended June 30, 1996, net interest income increased 18 percent to $7.2 million from $6.1 million in the year earlier period. Net interest income increased $2.0 million or 17 percent to $14.1 million for the six months ended June 30, 1996, compared to the six month period ended June 30, 1995. Net interest income increased in both the quarter and six month periods ending June 30, 1996, due to volume increases of average earning assets, and an increase in the net interest spread and higher levels of non-interest bearing funds (demand deposits and capital). For the quarter and six months ended June 30, 1996, the interest spread (yield on earning assets less cost of interest bearing funds) was 3.61 percent and 3.58 percent, respectively, compared to 3.48 percent and 3.51

U.S.B. HOLDING CO., INC.
- ------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS (Cont'd)
- --------------------------------------------

Net Interest Income (Cont'd)
- ----------------------------

percent for the year earlier periods. Yields on interest earning assets decreased during the quarter and remained the same for the six month period ended June 30, 1996, while the cost of funds decreased for both the quarter and six months ended June 30, 1996, compared to the same periods in 1995. The cost of funds decreased at a slightly increased rate compared to the yield on earning assets, resulting in the favorable impact on the net interest spread.
The decreases in net asset and liability yields were partially as a result of a prime rate and federal reserve discount rate decrease which occurred in the first quarter of 1996. The decreases in cost of funds were somewhat offset by higher yielding time deposits due to the Stony Point branch opening promotion in the first quarter of 1996 and an IRA/Keogh promotion during the first half of 1996. In addition, a savings product ("Golden Statement Account") introduced during the first quarter of 1996, replaced the "Liquid Gold" product which pays a rate equal to the Federal Reserve discount rate. The new product, which has a tiered rate, pays an interest rate for the highest tier ($100,000 and over), which was the same as the Liquid Gold product during the quarter ended June 30, 1996. Increased borrowings to fund growth and effect leverage strategies also result in a higher cost of funds, but has the effect of increasing net interest income, while managing interest rate risk.

Provision for Loan Losses
- -------------------------

The provision for loan losses increased $375,000 to $600,000 for the three month period ended June 30, 1996, compared to the same period in 1995 and $650,000 to $1,075,000 for the six months ended June 30, 1996 compared to the year earlier period. Net charge-offs in the first six months of 1996 totalled $55,000 relating primarily to real estate loans, compared to $205,000 of net charge-offs (principally commercial loans) during the same period in 1995. Nonaccrual loans were $7.1 million at June 30, 1996, compared to $4.0 million at December 31, 1995, and $7.5 million at June 30, 1995. The Bank has approximately $3.3 million of loans, secured by lease receivables, to Bennett Funding Group, a lease finance company, which filed for bankruptcy during the first quarter of 1996. The Bank does not yet know if any loss will be sustained on these loans. However, based upon Bennett's filing, the loans were placed on nonaccrual status in March 1996. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Bank since, in addition to foregone revenue, it must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on an ongoing basis as an integral part of the loan function, which includes the identification of past due loans, the recognition of the current economic environment and the review of the historical loan experience. Management has taken a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio and believes that the allowance for loan losses at June 30, 1996 reflects the risk elements inherent in the total loan portfolio at this time. The changes in the provision charged to income and the allowance for loan losses reflects such uncertainties on an ever increasing loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

U.S.B. HOLDING CO., INC.
- ------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS (Cont'd)
- --------------------------------------------

Non-Interest Income
- -------------------

Non-interest income for the three months ended June 30, 1996 increased to $983,000 from $934,000 in the same period of 1995. For the six months ended June 30, 1996, non-interest income was $2,208,000, which represented a 24 percent increase, or $425,000, over the same period in 1995. The second quarter increase is related to higher gains on securities transactions ($104,000) due to the sale of mortgage-backed securities and corporate bonds in May 1996, compared to modest gains on securities transactions for the three month period ended June 1995, offset by lower service charges and fees ($60,000). The increase in non-interest income for the first half of 1996 compared to 1995 resulted from an increase in the gains on securities transactions, which offset decreases in gains/losses on loans held for sale, service charges and other income. The relationship of non-interest income to non-interest expenses increased to 23 percent and 26 percent for the three and six months periods ended June 30, 1996, respectively, compared to 20 percent for each of the same periods in 1995.

The net gain on securities transactions of $145,000 and $592,000 for the three and six month periods ended June 30, 1996, was a result of activity that occurred in the securities portfolio, which maintained the overall earnings of the portfolio through sales gains and replacement yields, while maintaining high quality securities. During the six months ended June 30, 1996, the Bank sold approximately $47.1 million of securities, principally callable U.S. Government agencies ($12.0 million) and U.S. Treasuries ($20.0 million) during the first quarter and mortgage-backed securities ($7.4 million) and corporate bonds ($3.6 million) in the second quarter. The U.S. Government agencies were sold because of the expectation that they would be called this year, while the remaining securities were sold to take advantage of market conditions. The net loss on securities transactions of $16,000 for the six months ended June 30, 1995, was a result of transactions that occurred in the period to restructure the securities portfolio by enhancing yield and improving liquidity, offset by gains on the sale of U.S. Treasuries and certain callable securities which would have been called during 1995.

The net loss of $78,000 during the six months ended June 30, 1996 for loans held for sale resulted from the write-down of loans previously held for sale which were transferred to the held to maturity portfolio. These loans were transferred at the lower of cost or fair value. The net gain on loans held for sale in the first half of 1995 of $14,000 was principally due to the sale of $2.7 million of fixed rate residential mortgages.

Service charges decreased $60,000 and $83,000 in the three and six month periods ended June 30, 1996, respectively, compared to the prior year. Although there were more deposit accounts in the first half of 1996 compared to 1995, lower insufficient funds charges and increased competition impacted increases in fees.

Other income increased $5,000 to $245,000 in the second quarter of 1996 compared to the prior year, due principally to higher fee income from the Company's Visa credit card program ($24,000), which was a start-up program in the first half of 1995, offset by lower mortgage servicing income as a result of a lower volume of loans serviced. For the six months ended June 30, 1996, other income decreased $8,000 to $480,000 compared to the same period in 1995 due to lower

U.S.B. HOLDING CO., INC.
- ------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS (Cont'd)
- --------------------------------------------

Non-Interest Income (Cont'd)
- ----------------------------

mortgage servicing ($71,000) because of lower serviced loan volume, offset by higher credit card income ($42,000) and other fee income.

Non-Interest Expenses
- ---------------------

Non-interest expenses decreased $304,000 to $4,316,000 and $245,000 to $8,558,000 for the three and six month periods ended June 30, 1996, respectively, from the comparable periods in 1995. The primary reasons for this decrease results from an elimination of FDIC insurance and an employee settlement and higher branch charge-offs in the 1995 periods, offset by increase in salaries and other operating costs to support growth. The following discusses each component of non-interest expense.

Salaries are the largest component of non-interest expense. Increases of $182,000 and $290,000 occurred during the three and six month periods ended June 30, 1996, respectively, compared to the previous year, which represented increases of 12 percent and 10 percent, respectively. Full-time equivalent employees of 207 at June 30, 1996 represented an increase from 199 full-time equivalent employees at June 30, 1995. The salary increases occurred due to additional personnel necessary for the Bank to accommodate the increases in both deposits and loans and their related services, the opening of the Stony Point branch in January 1996, and annual merit increases, which offset the decrease in Royal personnel as Royal was sold on December 31, 1995.

Employee benefits increased $185,000 to $809,000 and $325,000 to $1,597,000 for the three and six month periods ended June 30, 1996, respectively, compared to 1995. These changes occurred primarily because of an increase in incentive compensation programs which are based upon the Company's net income and overall financial performance, higher payroll taxes during 1996 due to the higher salary base and increases in other employee benefit programs such as medical, tuition and training.

The changes in the other components of non-interest expenses for the three and six month periods ended June 30, 1996 compared to June 30, 1995, were due to the following:

o Increases of $44,000 (5%) and $100,000 (6%), respectively, in occupancy and equipment expense were due principally to the Stony Point branch opened in January 1996, maintenance expenses associated with the severe winter of 1996 and an increase in maintenance contracts relating to the Bank's branch and computer related equipment.

o Decrease of $35,000 (14%) and an increase of $5,000 (1%), respectively, in advertising and business development. The decrease for the quarter ending June 30, 1996 was due to advertising in 1995 related to new deposit products such as "Liquid Gold."

o Decrease of $16,000 (6%) and increase of $22,000 (5%), respectively, in professional fees. The decrease in the second quarter relates to litigation costs incurred in the second quarter of 1995 which pertained to a loan related

U.S.B. HOLDING CO., INC.
- ------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS (Cont'd)
- --------------------------------------------

Non-Interest Expenses (Cont'd)
- ------------------------------

   case. The increase for the six month period relates to examination fees for the New York State Department of Banking examination which took place during the second quarter of 1996 and professional fees associated with loan collections and foreclosures.

o Increases of $14,000 (10%) and $26,000 (9%), respectively, in communications were due to an increase in postage and telephone expenses that arose as a result of higher postal volume, the new branch addition and transfer of credit card operations from Maryland to New York.

o Increases of $25,000 (33%) and $44,000 (30%), respectively, in stationery and printing because of the new branch opened in January 1996, increased loan and deposit volume, and growth of the credit card operation.

o Decreases of $304,000 (100%) and $606,000 (100%), respectively, in FDIC insurance premiums as the Bank Insurance Fund reached its required level of
   1.25 percent of insured deposits in 1995, resulting in the reduction in annual FDIC premium for the Bank to $2,000 in 1996.

o Decreases of $399,000 (61%) and $451,000 (43%) in other expenses. The decreases were a result of 1995 second quarter expenses due to a settlement with a former executive officer of the Company and branch charge-offs. In addition, there has been a reduction in 1996 foreclosure related expenses compared to the 1995 periods, lower amortization of intangible assets due to intangible assets becoming fully amortized in 1995, offset by an increase in credit card expenses in 1996 due to the growth of this program.

Income Taxes
- ------------

The effective tax rates for the three month periods ended June 30, 1996 and 1995 were 35.9 percent and 32.8 percent, respectively, while the effective tax rates for the six month periods ended June 30, 1996 and 1995 were 34.2 percent and
31.0 percent, respectively. The increase in the overall effective tax rate in 1996 reflects a lower percent of non-taxable security income due to maturities of these securities which have not been fully replaced by purchases during 1996. The purchases of these securities are dependent upon their availability in the marketplace and the yield of such securities on a tax equivalent basis, compared to other securities of equivalent credit risks and maturity.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit XI - Statement re: Computation of Per Share Earnings


     (b) Reports on Form 8-K. None were filed during the quarter ended June 30, 1996.



                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 12, 1996.




                          U.S.B. HOLDING CO., INC.





- -----------------------                   --------------------------------
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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit XI - Statement re: Computation of Per Share Earnings


     (b) Reports on Form 8-K. None were filed during the quarter ended June 30, 1996.


                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 12, 1996.




                          U.S.B. HOLDING CO., INC.





/s/ Thomas E. Hales                       /s/ Steven T. Sabatini
- -----------------------                   --------------------------------
Thomas E. Hales                           Steven T. Sabatini
Chairman of the Board,                    Executive Vice President Finance,
President,                                Chief Financial Officer and
Chief Executive Officer                   Assistant Secretary
and Director                              (Principal Financial and
                                          Accounting Officer)