Form 10-Q
period 1996-09-30
USB HOLDING CO INC
filed 1996-11-14
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended September 30, 1996 Commission File No. 010950


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

                   YES   [X]           NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                   OUTSTANDING AT NOVEMBER 3, 1996
           -----                   -------------------------------
    Common stock, par value                 3,085,609
         $5 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                  PAGE NO.
                                                                  --------
        PART I.  FINANCIAL INFORMATION:

        ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF CONDITION AS OF
                 SEPTEMBER 30, 1996 (UNAUDITED) AND
                 DECEMBER 31, 1995                                    1

                 CONSOLIDATED STATEMENTS OF INCOME FOR THE
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 (UNAUDITED)                                          2

                 CONSOLIDATED STATEMENTS OF INCOME FOR THE
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 (UNAUDITED)                                          3

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                 THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 (UNAUDITED)                                          4

                 CONSOLIDATED STATEMENT OF CHANGES IN
                 STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED
                 SEPTEMBER 30, 1996 (UNAUDITED)                       6

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7
                 (UNAUDITED)

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS       15

        PART II. OTHER INFORMATION AND SIGNATURES                    22

                         PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CONDITION
                                                   September 30,    December 31,
                                                        1996            1995
                                                     Unaudited
                                                    ------------    ------------
                                                     (000's, Except Share Data)
ASSETS
Cash and due from banks                               $ 22,872       $ 23,469
Federal funds sold                                      13,800         13,800
                                                      --------       --------
Cash and cash equivalents                               36,672         37,269
Interest bearing deposits in other banks                    99          2,069
Securities:
    Available for sale (at fair value)                 173,471        170,889
    Held to maturity (fair value $83,474
       in 1996 and $62,684 in 1995)                     81,936         60,266
Loans held for sale                                         60            394
Loans, net of allowance for loan losses of
    $5,224 in 1996 and $3,904 in 1995                  486,220        387,043
Premises and equipment, net                             10,446         10,088
Accrued interest receivable                              6,169          5,288
Other real estate owned (OREO)                             699            939
Other assets                                             6,952          4,538
                                                      --------       --------
TOTAL ASSETS                                          $802,724       $678,783
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                         $ 96,038       $ 82,363
Interest bearing deposits:
    Money Market                                        53,128         55,672
    Savings                                            213,156        182,567
    NOW                                                 40,627         38,111
    Time                                               301,643        251,922
                                                      --------       --------
Total deposits                                         704,592        610,635
Accrued interest payable                                 1,815          1,769
Accrued expenses and other liabilities                   2,219          5,046
Securities sold under agreements to repurchase          20,020           --
Federal Home Loan Bank advances                         20,534         10,000
                                                      --------       --------
Total liabilities                                      749,180        627,450
Commitments and contingencies (Note 9)
Stockholders' equity:
    Preferred stock, no par value; authorized
     shares 100,000; outstanding shares:
       32,500 in 1996 and 37,500 in 1995                 3,250          3,750
    Common stock, $5 par value; 7,000,000
       shares authorized and issued shares of
       3,163,173 in 1996 and 2,880,397 in 1995          15,816         14,402
    Additional paid-in capital                          26,478         19,046
    Retained earnings                                   10,361         14,072
    Treasury stock at cost, 77,564 shares
       in 1996 and 86,316 shares in 1995                  (966)        (1,075)
    Unrealized (loss) gain on available for
       sale securities, net of tax                      (1,395)         1,138
                                                      --------       --------
Total stockholders' equity                              53,544         51,333
                                                      --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $802,724       $678,783
                                                      ========       ========
    See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended
                                                    September 30,  September 30,
                                                       1996             1995
                                                    ------------   ------------
                                                     (000's, Except Share Data)
INTEREST INCOME:
Interest and fees on loans                            $ 10,497       $  8,480
Interest on federal funds sold                             103            147
Interest and dividends on securities:
    Mortgage-backed securities                           1,718          2,140
    U.S. Treasury and Government                         1,463            764
    Obligations of states and political subdivisions       822            826
    Corporate and other                                    100            306
Interest on deposits in other banks                          1             38
Dividends on Federal Home Loan Bank stock                   47             38
                                                      --------       --------
Total interest income                                   14,751         12,739
                                                      --------       --------

INTEREST EXPENSE:
Interest on deposits                                     6,551          6,011
Interest on borrowings                                     554            247
                                                      --------       --------
Total interest expense                                   7,105          6,258
                                                      --------       --------

NET INTEREST INCOME                                      7,646          6,481
Provision for loan losses                                  600            275
                                                      --------       --------
Net interest income after provision for loan losses      7,046          6,206
                                                      --------       --------

NON-INTEREST INCOME:
Gain on securities transactions - net                       --            140
Gain on loans sold                                          10             --
Service charges and fees                                   593            653
Other income                                               251            247
                                                      --------       --------
Total non-interest income                                  854          1,040
                                                      --------       --------

NON-INTEREST EXPENSES:
Salaries and employee benefits                           2,610          2,271
Occupancy and equipment expense                            837            851
Advertising and business development                       273            219
Professional fees                                          260            217
Communications                                             145            143
Stationery and printing                                     92             95
FDIC insurance                                               1             (1)
Other expenses                                             351            342
                                                      --------       --------
Total non-interest expenses                              4,569          4,137
                                                      --------       --------
Income before income taxes                               3,331          3,109
Provision for income taxes                               1,156          1,034
                                                      --------       --------
NET INCOME                                            $  2,175       $  2,075
                                                      ========       ========

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                             $    .65       $    .63
                                                      ========       ========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                     3,248,247      3,176,188
                                                      ========       ========
See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                        1996          1995
                                                    ------------   -------------
                                                     (000's, Except Share Data)
INTEREST INCOME:
Interest and fees on loans                            $ 29,424       $ 24,327
Interest on federal funds sold                             490            601
Interest and dividends on securities:
    Mortgage-backed securities                           5,194          5,720
    U.S. Treasury and Government                         3,540          2,077
    Obligations of states and political subdivisions     2,373          2,575
    Corporate and other                                    470            922
Interest on deposits in other banks                         37            104
Dividends on Federal Home Loan Bank stock                  115            119
                                                      ---------      ---------
Total interest income                                   41,643         36,445
                                                      ---------      ---------
INTEREST EXPENSE:
Interest on deposits                                    18,885         17,172
Interest on borrowings                                   1,031            707
                                                      ---------      ---------
Total interest expense                                  19,916         17,879
                                                      ---------      ---------
NET INTEREST INCOME                                     21,727         18,566
Provision for loan losses                                1,675            700
                                                      ---------      ---------
Net interest income after provision for loan losses     20,052         17,866
                                                      ---------      ---------
NON-INTEREST INCOME:
Gain on securities transactions - net                      592            124
(Loss) gain on loans sold and held for sale                (68)            14
Service charges and fees                                 1,807          1,950
Other income                                               731            735
                                                      ---------      ---------
Total non-interest income                                3,062          2,823
                                                      ---------      ---------
NON-INTEREST EXPENSES:
Salaries and employee benefits                           7,462          6,508
Occupancy and equipment expense                          2,514          2,428
Advertising and business development                       711            652
Professional fees                                          753            688
Communications                                             454            426
Stationery and printing                                    284            243
FDIC insurance                                               2            606
Other expenses                                             947          1,389
                                                      ---------      ---------
Total non-interest expenses                             13,127         12,940
                                                      ---------      ---------
Income before income taxes                               9,987          7,749
Provision for income taxes                               3,437          2,474
                                                      ---------      ---------
NET INCOME                                            $  6,550       $  5,275
                                                      =========      =========

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE                            $   1.95       $   1.61
                                                      =========      =========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                     3,242,234      3,131,038
                                                     ==========     ==========
See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                                                        Nine Months Ended
                                                   September 30,   September 30,
                                                      1996             1995
                                                   -------------   -------------
                                                             (000's)
OPERATING ACTIVITIES:
Net income                                            $  6,550       $  5,275
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                             1,675            700
   Depreciation and amortization                           975          1,113
   Amortization/accretion of premiums/discounts on
    securities - net                                       187             91
   Gain on securities transactions - net                  (592)          (124)
   Loss (gain) on loans sold and held for sale - net        68            (14)
Origination of loans held for sale                      (1,628)        (1,862)
Proceeds from loans sold                                  --            2,674
Increase in accrued interest receivable                   (881)          (969)
Other - net                                             (2,666)           453
                                                      --------        -------
Net cash provided by operating activities                3,688          7,337
                                                      --------        -------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale    47,113         43,569
Proceeds from principal paydowns and maturities
   of securities available for sale                     13,619         16,290
Proceeds from maturities of securities held
 to maturity                                             5,515         18,067
Purchases of securities available for sale             (67,104)       (97,044)
Purchases of securities held to maturity               (27,378)        (2,401)
Net decrease (increase) in interest bearing deposits
   in other banks                                        1,970           (883)
Loans originated, net of principal collections         (99,739)       (35,708)
Loans purchased                                           --             (372)
Purchases of premises and equipment - net               (1,316)        (1,091)
Purchases of Federal Home Loan Bank stock               (1,016)          --
Proceeds from sales of OREO                              1,346            652
                                                      --------        -------
Net cash used for investing activities                (126,990)       (58,921)
                                                      --------        -------

FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market, and savings accounts              44,236         29,541
Increase in time deposits, net of withdrawals
     and maturities                                     49,721         28,672
Net decrease in federal funds purchased and
   Federal Home Loan advances - short-term                --           (7,400)
Proceeds from Federal Home Loan Bank
advances - long-term                                    10,797          5,000
Repayment of Federal Home Loan Bank
 advances - long-term                                     (263)          --
Proceeds from securities sold under agreements
   to repurchase                                        20,020           --
Redemption of long-term debt qualifying as
   regulatory capital                                     --           (1,800)
Cash dividends paid                                     (1,571)        (1,141)
Redemption of preferred stock                             (500)          --
Proceeds from issuance of common stock                      15          1,610
Proceeds from issuance of treasury stock                   250           --
                                                      --------        -------
Net cash provided by financing activities              122,705         54,482
                                                      --------        -------
     -Continued-

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

                                                        Nine Months Ended
                                                   September 30,  September 30,
                                                       1996           1995
                                                  ------------     -------------
                                                              (000's)

(Decrease) Increase in Cash and Cash Equivalents          (597)         2,898
Cash and Cash Equivalents, Beginning of Period          37,269         24,465
                                                      --------       --------
Cash and Cash Equivalents, End of Period              $ 36,672       $ 27,363
                                                      ========       ========
Supplemental Disclosures:
   Interest paid                                      $ 19,870       $ 17,150
                                                      --------       --------
   Income tax payments                                $  5,755       $  2,465
                                                      --------       --------
   Transfer of assets to OREO                         $    781       $  1,199
                                                      --------       --------
   Transfer of loans held for sale to loans held to
       maturity at lower of cost or fair value        $  1,962       $   --
                                                      --------       --------
   Change in unrealized gain/loss on securities
       available for sale - net of tax                $ (2,533)      $  2,654
                                                      --------       --------

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                           (000's, Except Share Data)

                                                                                                                        Unrealized
                                       Preferred                                                                        Gain (Loss)
                                         Stock            COMMON STOCK        Additional                                on Available
                                         No Par      Shares          $5 Par     Paid-In       Retained      Treasury      for Sale
                                         Value     Outstanding       Value      Capital       Earnings        Stock      Securities
                                     -----------   -----------     --------    ---------      ---------     ---------     ---------
Balance at
  January 1, 1996                    $   3,750     2,794,081     $  14,402     $  19,046     $  14,072     $  (1,075)    $   1,138

Net income                                                                                       6,550

Cash dividends:
   Common
   ($.44 per share)                                                                             (1,345)

   Preferred                                                                                      (226)

Redemption of
  preferred stock                        (500)

Common stock issued:
   Incentive stock options
   exercised ($8.46 -
   $10.75 per share)                                   2,864            14            13

   10% stock dividend                                279,912         1,400         7,278        (8,690)

   Issuance of treasury
       stock                                           8,752                         141                        109

Change in unrealized
   gain (loss) on
   available for sale
   securities, net of tax                                                                                                   (2,533)
                                     ---------     ---------     ---------     ---------     ---------     ---------      ---------

Balance at
 September 30, 1996                  $   3,250     3,085,609     $  15,816     $  26,478     $  10,361     $    (966)     $  (1,395)
                                     =========     =========     =========     =========     =========     =========      =========

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Principles of Consolidation

     The consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. (the "Company"), Union State Bank (the "Bank"), the Company's non-bank subsidiary, Ad Con, Inc., and until December 31, 1995, its wholly-owned subsidiary, Royal Oak Savings Bank, F.S.B. ("Royal"). On December 31, 1995, Royal was sold to Monocacy Bancshares, Inc., parent company of Taneytown Bank & Trust Company, Taneytown, Maryland.

2.   Reclassifications

     Certain reclassifications have been made to prior year accounts to conform to the current year's presentation.

3.   Basis of Presentation

     In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996, the results of operations for the three and nine month periods ended September 30, 1996 and 1995, cash flows for the nine month periods then ended, and changes in stockholders' equity for the nine months ended September 30, 1996. A summary of the Company's significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements included in the Company's 1995 Annual Report to Shareholders.

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

     Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loan receivables. In connection with the determination of the allowance for loan losses and other real estate owned, management obtains independent appraisals for significant properties, where applicable.

4.   Accounting for Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

4.   Accounting for Stock-Based Compensation (Cont'd)

     liabilities to employees in amounts based on the price of the Company's stock. SFAS No. 123 requires significantly expanded disclosure in complete financial statements, including disclosure of pro forma net income and earnings per share as if the fair value based method were used to account for stock based compensation, if the intrinsic value method of APB No. 25 is retained. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments.

     The accounting provisions of SFAS No. 123 are effective for transactions entered into after December 15, 1995. Effective January 1, 1996, the Company adopted SFAS No. 123 and has decided that it will continue to measure compensation cost for employee stock compensation plans in accordance with the provisions of APB No. 25.

5.   Accounting for Mortgage Servicing Rights

     SFAS No. 122, "Accounting for Mortgage Servicing Rights," modifies the treatment of the capitalization of servicing rights by mortgage banking enterprises. The change eliminates the separate treatment of servicing rights acquired through loans originated and those acquired through purchase transactions, as previously required under SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires mortgage servicing rights acquired or originated subsequent to December 31, 1995, to be recorded as assets distinct from the loans to which they relate. SFAS No. 122 also requires periodic evaluation of capitalized servicing rights for deterioration of value, due to increases in prepayments and other factors. The Company's adoption of SFAS No. 122 as of January 1, 1996 has not had any effect on the Consolidated Financial Statements of the Company for the nine months ended September 30, 1996.

6.   Accounting for Impairment of a Loan

     As of January 1, 1995, the Company adopted SFAS No. 114, "Accounting for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which requires recognition of an impairment of a loan within its scope when it is probable that either principal and/or interest are not collectible in accordance with the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan's effective rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or the write-down is charged against the allowance for loan losses if the impairment is considered to be permanent. Small homogeneous loans such as residential mortgage, home equity, and installment loans are not separately reviewed for impaired status. Such loans are typically collateralized by residential or other personal property and require monthly payments. Separate allocations of the allowance for loan losses are made based on payment trends and prior loss experience and the composition of credit risk inherent in

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

6.   Accounting for Impairment of a Loan (Cont'd)

     these loan types. The impact of adopting these Statements did not have a material effect on the Consolidated Financial Statements of the Company.

     At September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 approximated $8.0 million. Impaired loans aggregating $7.1 million were in nonaccrual status. Restructured loans in the amount of $878,00 that are considered to be impaired due to a reduction in the contractual interest rate are on accrual status since the collateral securing the loan is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans not yet collected as of September 30, 1996 approximated $6,000.

     A related allowance for loan losses determined in accordance with SFAS No. 114 is allocated to each impaired loan, as applicable. The total allowance for credit losses related to impaired loans was $1,345,000 as of September 30, 1996. The average recorded investment in impaired loans for the three and nine month periods ended September 30, 1996 was approximately $8.0 million and $7.2 million, respectively. For the three and nine month periods ended September 30, 1996 and 1995, interest income recognized by the Company on impaired loans was not material.

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

     Realized gains and losses on the sales of all securities are reported in earnings. Unrealized gains and losses on available for sale securities are shown, net of taxes, as a separate component of stockholders' equity. At September 30, 1996, the effect of SFAS No. 115 resulted in a reduction of securities available for sale of $2,417,000 which, after the applicable tax effect, resulted in a reduction to stockholders' equity of $1,395,000, representing the unrealized loss. At December 31, 1995, the effect of SFAS No. 115 resulted in an increase of securities available for sale of $1,971,000 which, after the applicable tax effect, resulted in an increase to stockholders' equity of $1,138,000, representing the net unrealized gain.

     A summary of the amortized cost and fair value of securities and related gross unrealized gains and losses at September 30, 1996 and December 31, 1995, follows:

===============================================================================================================
                                                                             (000's)
                                                                       Gross          Gross
                                                 Amortized            Unrealized     Unrealized         Fair
     September 30, 1996:                           Cost                Gains          Losses            Value
===============================================================================================================
Available for Sale:
U.S. Treasury and Government
     agencies                                    $ 73,566          $     --           $ 1,100          $ 72,466
Obligations of states and
    political subdivisions                          3,066                26                --             3,092
Mortgage-backed securities                         95,273               400             1,862            93,811
Corporate bonds                                     3,894               119                --             4,013
Other                                                  89                --                --                89

---------------------------------------------------------------------------------------------------------------
Total available for sale securities              $175,888          $    545          $  2,962          $173,471
---------------------------------------------------------------------------------------------------------------
Held to Maturity:
Obligations of states and
    political subdivisions                       $ 62,141          $  1,802          $     82          $ 63,861
Mortgage-backed securities                          9,797                --               156             9,641
U.S. Government agencies                            9,998                --                26             9,972
---------------------------------------------------------------------------------------------------------------
Total securities held to maturity                $ 81,936          $  1,802          $    264          $ 83,474
===============================================================================================================

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

7.   Securities and Loans Held for Sale (Cont'd)

===============================================================================================================
                                                                              (000's)
                                                                       Gross          Gross
                                                 Amortized            Unrealized     Unrealized         Fair
    December 31, 1995:                             Cost                Gains          Losses            Value
===============================================================================================================
    Available for Sale:
    U.S. Treasury and Government
         agencies                                $ 46,011          $    654          $     95          $ 46,570
    Obligations of states and
        political subdivisions                      3,067                40                --             3,107
    Mortgage-backed securities                    109,375             1,169               181           110,363
    Corporate bonds                                10,406               384                --            10,790
    Other                                              59                --                --                59
---------------------------------------------------------------------------------------------------------------
    Total available for sale securities          $168,918          $  2,247          $    276          $170,889
---------------------------------------------------------------------------------------------------------------
    Held to Maturity:
    Obligations of states and
        political subdivisions                   $ 60,266          $  2,456          $     38          $ 62,684
---------------------------------------------------------------------------------------------------------------
    Total securities held to maturity            $ 60,266          $  2,456          $     38          $ 62,684
===============================================================================================================

     At September 30, 1996 and December 31, 1995, residential fixed rate real estate loans held for sale had a cost of $60,000 and $394,000 and fair value of $61,000 and $393,000, respectively. There were no commitments of loans available for sale which had not yet closed at September 30, 1996. During the first quarter of 1996, the Bank transferred residential fixed rate real estate loans with an aggregate cost of $2,824,000, which included commitments not yet closed of $1,445,000, representing its entire held for sale portfolio at that time, to its held to maturity portfolio. This transfer resulted in a write-down of $78,000, as the loans were transferred at the lower of cost or fair value.

     During the third quarter of 1996, the Bank transferred additional residential fixed rate real estate loans with an aggregate cost of $618,000 to its held to maturity portfolio, which did not result in a write down as the fair value exceeded the cost of the loans at the time of the transfer.

8.   Borrowings, Stockholders' Equity and Net Income Per Common Share Data

     At September 30, 1996, the Bank had outstanding term advances with the Federal Home Loan Bank of New York ("FHLB") in the amount of $20,534,000 with maturities and interest rates as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

8.   Borrowings, Stockholders' Equity and Net Income Per Common Share Data
     (Cont'd)

     Date of                 Outstanding           Interest
     Borrowing              Advance Amount           Rate       Maturity Date
     ---------------------------------------------------------------------------
     November 14, 1994       $5,000,000              5.70%      November 15,1999
     June 21, 1995            5,000,000              6.20       June 22, 1998
     February 15, 1996        3,647,000              5.41       March 1, 2001
     April 24, 1996           4,000,000              6.49       April 26, 1999
     April 24, 1996           2,887,000              6.72       May 1, 2003

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

     As of September 30, 1996, the Bank is party to two repurchase agreements. These agreements represent funds borrowed in the amount of $20.0 million on a short-term basis through the sale of securities to a counterparty under agreements to repurchase the same securities on October 28, 1996 ($9.8 million) and December 23, 1996 ($10.2 million). The transaction proceeds are recorded as "Securities sold under agreements to repurchase" and the underlying securities remain in the Bank's securities portfolio. The agreements are secured by U.S. Government agency and mortgage-backed securities with an amortized cost of $20.5 million and fair value of $20.3 million at September 30, 1996. Interest for the repurchase agreements adjusts monthly to the one month and three month LIBOR rates, which were
     5.38 percent and 5.50 percent at September 30, 1996 for the repurchase agreements maturing on October 28, 1996 and December 23, 1996, respectively.

     The dividend rate on the Company's Series "A" preferred stock issued to a single investor is determined quarterly and is subject to certain minimum and maximum per annum dividend rates as specified in the agreement. For the three and nine month periods ended September 30, 1996 and 1995, the weighted average dividend rates were 8.4 percent (the minimum rate) for each period. Net income per common share reflects the preferred stock dividends declared and accrued totaling $71,000 and $79,000 for each three month period and $226,000 and $236,000 for each nine month period ended September 30, 1996 and 1995, respectively. The Company redeemed $250,000 of preferred stock on both May 15, 1996 and August 15, 1996.

     In December 1993, the Company implemented a Dividend Reinvestment Plan ("DRIP"). The DRIP allows stockholders to invest cash dividends in shares of the Company's stock at fair value and, in the third quarter of 1994, a stock purchase feature was added to allow stockholders to purchase additional common stock at fair value up to $2,500 per quarter.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

8.   Borrowings, Stockholders' Equity and Net Income Per Common Share Data
     (Cont'd)

     The DRIP was temporarily suspended for dividends paid after January 1, 1996. As of September 30, 1996, 200,000 shares of common stock are reserved for issuance in connection with the Plan, of which 98,020 shares have been issued.

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

     The Company and the Bank's ability to pay cash dividends in the future are restricted by various regulatory requirements. The Company's ability to pay cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At September 30, 1996, the Bank could pay dividends to the Company of $15.6 million without having to obtain prior regulatory approval.

     Net income per common share is based on net income after preferred stock dividend requirements, the weighted average number of common shares outstanding and common equivalent shares (for the quarter and nine month periods ended September 30, 1995, adjusted for the common stock dividend distributed in 1996). Outstanding stock options granted that are dilutive and currently exercisable under the Company's stock option plans are considered to be common stock equivalents for earnings per share calculations.

     In May, 1995, the Company repaid the $1,800,000 of Series "A" subordinated notes outstanding that qualified as Tier II capital under risk-based capital guidelines. Interest on the notes was at prime plus one-half percent, payable quarterly. The weighted average interest rate was 9.39 percent for the period of January 1, 1995 through May 17, 1995 (the date the notes were prepaid).

9.   Commitments and Contingencies

     At September 30, 1996, the Bank was committed under an employment agreement with a key officer, director and shareholder requiring annual salary and other payments of $400,000, increasing annually by $30,000 during the term of the contract, annual stock option grants of 24,200 shares, issued at fair value (110 percent of fair value if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant) and other benefits for the term of the contract expiring July 1, 1999.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

9.   Commitments and Contingencies (Cont'd)

     In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying Consolidated Financial Statements. At September 30, 1996, formal credit line and loan commitments which are primarily loans collateralized by real estate approximated $102.8 million, and outstanding letters of credit totaled $14.9 million. Such amounts represent the maximum risk of loss on these commitments.

     During the nine month period ended September 30, 1995, the Bank sold in the secondary market for cash, mortgage loans with net proceeds totaling $2.7 million. There were no such sales during the nine months ended September 30, 1996.

     At September 30, 1996, the principal balance of the loans sold and exchanged with the Federal Home Loan Mortgage Corporation which remain uncollected approximated $84.8 million. The Bank is committed to service these loans.

     In the ordinary course of business, the Company is party to various legal proceedings, which in the opinion of management, will not have a material effect in the aggregate on the Company's consolidated financial position or results of operations.

     In connection with its asset and liability management program, during 1994 the Bank entered into a protected rate agreement ("cap") which has an aggregate notional amount of $3.5 million at September 30, 1996. The premium paid in the amount of $85,000 was deferred and is being amortized over the five year life of the cap. Under the terms of the cap, the Bank will be reimbursed for increases in one month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of
     8.1875 percent. Interest rate cap agreements allow the Bank to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments from a mortgage-backed security with an interest rate adjusted annually to the one year Treasury rate. This agreement is subject to the counterparty's ability to perform in accordance with the terms of the agreement. The Bank's risk of loss is equal to the original premium paid to enter into this agreement.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION

At September 30, 1996, the Company had total assets of $802.7 million, an increase of 18.3 percent, or $123.9 million from December 31, 1995. Total deposits increased $94.0 million for the nine month period ended September 30, 1996, to $704.6 million, which represented a 15.4 percent increase from December 31, 1995. Time deposits accounted for the greatest component of deposit increases, $49.7 million. Time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, increased by $34.7 million as part of the Bank's overall leveraging strategy. IRAs/Keoghs increased by $11.1 million due to promotions of this product during 1996. Other time deposits under $100,000 increased by $11.9 million due primarily to time deposit promotions associated with the opening of the Bank's seventeenth and eighteenth branches in Stony Point (January 1996) and Nanuet (September 1996), respectively, and relocation of the Bank's Orangeburg branch (September 1996). Retail time deposits over $100,000 decreased by $8.1 million during the nine month period ended September 30, 1996. Such deposits included a temporary deposit of approximately $8.0 million which matured in July 1996. Savings deposits increased by $30.6 million, as the Company introduced and promoted two new products, the "Golden Statement" account, which replaced the Liquid Gold account, and the Golden Passbook account, accounting for the majority of the increase in the savings deposit category. Both of these accounts provide attractive yields for high balance accounts. NOW accounts and demand deposits increased by $2.5 million and $13.7 million, respectively, while money market deposits decreased by $2.5 million as customers generally switched money market account balances to higher yielding deposit products.

The securities portfolio of $255.4 million and $231.2 million at September 30, 1996 and December 31, 1995, respectively, consists of securities held to maturity at amortized cost of $81.9 million and $60.3 million, and securities available for sale at fair value totaling $173.5 million and $170.9 million, respectively.

Obligations of U.S. Treasury and other Government agencies increased $35.9 million during the nine months ended September 30, 1996 due primarily to purchases of $72.6 million, net of sales that occurred during the first quarter of $32.0 million, maturities and securities called of $3.0 million, and a decline in fair value of available for sale securities of $1.7 million. The U.S. Treasuries were sold to take advantage of market conditions, while the U.S. Government agencies were sold because of the expectation that they would be called. Mortgage-backed securities decreased $6.8 million as principal amortization and prepayments of $8.6 million, sales of $10.0 million, a decline in fair value of available for sale securities of $2.5 million, offset purchases of $14.3 million. The security transactions that took place for the nine months ended September 30, 1996, resulted in maintaining the overall earnings and the high quality nature of the portfolio. The Bank's investment in obligations of states and political subdivisions (municipal securities) increased by $1.9 million during the first nine months of 1996, as the Bank purchased $7.6 million of such securities during the second and third quarters, which offset maturities that occurred throughout the first nine months of the year. The Bank considers such securities as core investments which are high yielding on a tax equivalent basis and have diversified final maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the yield of such securities on a tax equivalent basis,

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

FINANCIAL CONDITION (Cont'd)

compared to other securities of equivalent credit risk and maturity. The Bank also maintains investments in medium-term corporate debt securities and other securities which are rated investment grade by nationally recognized rating organizations. For the nine months ended September 30, 1996, such securities decreased by $6.8 million, principally due to sales of $4.5 million and maturities of such securities during the period.

The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk by averaging investments in medium-term maturities.

At September 30, 1996, net loans were $486.3 million, a net increase of $98.8 million or 25.5 percent over December 31, 1995 due to net increases in all major loan categories, principally commercial and construction mortgages. Outstanding loan balances increased $49.0 million in commercial mortgages, $33.1 million in construction and real estate secured loans, $12.1 million in residential mortgages and $5.2 million in credit card balances outstanding. During the third quarter 1996, the Bank purchased a credit card portfolio with outstanding balances of $1.8 million to increase its volume of business and market share. The Bank had approximately $102.8 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund future loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits, Federal Home Loan Bank advances and securities sold under agreements to repurchase, and loan repayments and maturing securities.

The Bank has approximately $3.3 million of loans, collateralized by lease receivables, to Bennett Funding Group, a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loan continues to be delayed by the bankruptcy proceedings. The Bank has not yet determined the extent of losses, if any, that will be sustained on these loans. However, based upon Bennett's filing, the loans have been placed on nonaccrual status. Including the Bennett loans, the Bank's nonaccrual loans were less than one percent of total assets at September 30, 1996.

The Bank's allowance for loan losses increased $1.3 million or 33.8 percent to $5.2 million at September 30, 1996, from $3.9 million at December 31, 1995. The allowance for loan losses represented 1.06 percent of gross loans outstanding at September 30, 1996, compared to one percent at December 31, 1995. The allowance reflects a provision of $1,675,000 and net charge-offs of $355,000 recorded thus far in 1996. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Bank's loan portfolio. In management's judgment, the allowance is considered adequate to absorb potential losses inherent in the loan portfolio.

During the nine months ended September 30, 1996, the Bank increased the amount of outstanding advances with the Federal Home Loan Bank of New York by $10.5 million. In addition, in the second and third quarters, the Bank entered into repurchase agreements aggregating of $20.0 million. These agreements represent funds borrowed on a short-term basis

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

FINANCIAL CONDITION (Cont'd)

through the sale of securities to a counterparty under an agreement to repurchase the same securities on October 28, 1996 ($9.8 million) and December 23, 1996 ($10.2 million). These transactions took place as part of the Bank's overall leveraging strategy.

Stockholders' equity increased to $53.5 million at September 30, 1996, an increase of $2.2 million from the December 31, 1995 balance of $51.3 million. The increase partially results from net income of $6.6 million for the nine month period ended September 30, 1996, which was offset by cash dividends on preferred stock of $226,000 and common stock of $1,345,000. During the first quarter, the Company also issued 8,752 shares of treasury stock at fair market value in the aggregate amount of $250,000. Due to market conditions that have occurred thus far this year, the effect of SFAS No. 115 for the nine month period ended September 30, 1996, was to decrease stockholders' equity, net of tax effect, by $2,533,000.

The Company's leverage ratio at September 30, 1996 was 7.04 percent, compared to
7.43 percent at December 31, 1995, well above the "well-capitalized" level of 5 percent. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 10.13 percent and 11.10 percent at September 30, 1996 and 11.37 percent and 12.26 percent at December 31, 1995, respectively, which remained above the "well-capitalized" levels of 6 percent (Tier I) and 10 percent (Total Capital).

RESULTS OF OPERATIONS

Earnings

Net income for the three and nine month periods ended September 30, 1996, increased $100,000 or 4.8 percent to $2.2 million and $1,275,000 or 24.2 percent to $6.6 million, compared to the same periods in 1995, respectively. Net income per common and common equivalent share increased to $.65 per common share and $1.95 per common share in the quarter and nine months ended September 30, 1996 from $.63 per common share and $1.61 per common share recorded in the same periods in 1995. The annualized return on average total assets increased to 1.19 percent for the nine months ended September 30, 1996 from 1.10 percent for the nine months ended September 30, 1995. The overall increase in earnings for both periods reflect higher net interest income resulting from increased volumes and effective leveraging of the balance sheet, offset by a higher loan loss provision, lower service fee income, and higher non-interest expenses to support increased business, while the nine months ended September 30, 1996 was also favorably impacted by a significant reduction in FDIC insurance. The nine month period ended September 30, 1996 is also favorably impacted by higher gains on sales of available for sale securities, while the third quarter of 1995 compared to the third quarter 1996 was also favorably impacted by security gains. A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is a significant

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

Net Interest Income (Cont'd)

component of the Company's consolidated earnings. For the three month period ended September 30, 1996, net interest income increased 18.0 percent to $7.6 million from $6.5 million in the year earlier period. Net interest income increased $3.2 million or 17.0 percent to $21.7 million for the nine months ended September 30, 1996, compared to the nine month period ended September 30, 1995. Net interest income increased in both the three and nine month periods ended September 30, 1996, due to volume increases of average earning assets, partially offset by a decrease in the net interest spread. For the three and nine months ended September 30, 1996, the interest spread (yield on earning assets less cost of funds) was 4.11 percent and 4.10 percent, respectively, compared to 4.26 percent and 4.15 percent for the year earlier periods. Yields on interest earning assets decreased during the three and nine month periods ended September 30, 1996, while the cost of funds decreased slightly for both the three and nine months ended September 30, 1996, compared to the same periods in 1995. The cost of funds decreased at a lesser rate compared to the decrease in yield on earning assets, resulting in the negative impact on the net interest spread. The decreases in asset and liability yields were partially as a result of a prime rate and Federal Reserve discount rate decrease which occurred in the first quarter of 1996. The decreases in cost of funds were somewhat offset by higher yielding time deposits due to branch opening promotions and an IRA/Keogh promotion during 1996. In addition, new savings products, "Golden Statement Account" and "Golden Passbook," were introduced during the first and third quarters of 1996, respectively. The new products, which have tiered rates, pay an interest rate which is administratively set of up to 5.00 percent and 5.04 percent for the highest tiers for Golden Statement ($100,000) and Golden Passbook ($50,000), respectively. These products are similar to the Liquid Gold product which was discontinued for new deposits in the fourth quarter of 1995. Liquid Gold also pays a tiered rate which is set at the Federal Reserve discount rate (currently 5 percent) for balances of $25,000 or more. Increased borrowings to fund growth and effect leverage strategies also resulted in a higher cost of funds, but has the effect of increasing net interest income, while managing interest rate risk.

Provision for Loan Losses

The provision for loan losses increased $325,000 to $600,000 for the three month period ended September 30, 1996, compared to the same period in 1995 and $975,000 to $1,675,000 for the nine months ended September 30, 1996 compared to the year earlier period. Net charge-offs in the first nine months of 1996 totaled $355,000 relating primarily to real estate loans, compared to $663,000 of net charge-offs (principally real estate and commercial loans) during the same period in 1995. Nonaccrual loans were $7.6 million at September 30, 1996, compared to $4.0 million at December 31, 1995, and $6.1 million at September 30, 1995. The Bank has approximately $3.3 million of loans, collateralized by lease receivables, to Bennett Funding Group, a lease finance company, which filed for bankruptcy during the first quarter of 1996. The Bank does not yet know the extent of losses, if any, that will be sustained on these loans. However, based upon Bennett's filing, the loans were placed on nonaccrual status in March 1996. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Bank since, in addition to foregone revenue, it must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

Provision for Loan Losses (Cont'd)

An evaluation of the quality of the loan portfolio is performed by management on an ongoing basis as an integral part of the loan function, which includes the identification of past due loans, the recognition of the current economic environment and the review of the historical loan experience. Management has taken a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio and believes that the allowance for loan losses at September 30, 1996 reflects the risk elements inherent in the total loan portfolio at this time. The changes in the provision charged to income and the allowance for loan losses reflects such uncertainties on an ever increasing loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Non-Interest Income

Non-interest income for the three months ended September 30, 1996 decreased to $854,000 from $1,040,000 in the same period of 1995. For the nine months ended September 30, 1996, non-interest income was $3,062,000, which represented a 8.5 percent increase, or $239,000, over the same period in 1995. The third quarter decrease is related to higher gains on securities transactions ($140,000) in the three month period ended September 1995, and lower service charges and fees ($60,000). The increase in non-interest income for the nine months ended September 30, 1996, compared to 1995, resulted from an increase in the gains on securities transactions ($468,000), which offset decreases in gains/losses on loans held for sale ($82,000), and service charges income ($143,000). The relationship of non- interest income to non-interest expenses was 18.7 percent and 23.3 percent for the three and nine months periods ended September 30, 1996 compared to 25.1 percent and 21.8 percent for the three and nine month periods ended September 30, 1995, respectively.

The net gain on securities transactions of $592,000 for the nine month period ended September 30, 1996, was a result of activity that occurred in the securities portfolio, while maintaining the overall yield and quality of the portfolio. During the first half of 1996, the Bank sold approximately $46.5 million of securities, principally callable U.S. Government agencies ($12.0 million), U.S. Treasuries ($20.0 million), mortgage-backed securities ($10.0 million), and corporate bonds ($4.5 million). The U.S. Government agencies were sold because of the expectation that they would be called this year, while the remaining securities were sold to take advantage of market conditions. The net gain on securities transactions of $124,000 for the nine months ended September 30, 1995, was a result of sales of mortgage-backed securities during the third quarter to increase yield and shorten maturity, and of callable U.S. Government agencies which likely would have been called during the remainder of 1995 and January, 1996.

The net loss of $68,000 during the nine months ended September 30, 1996 for loans held for sale principally resulted from the write-down of loans ($78,000) previously held for sale which were transferred to the held to maturity portfolio. These loans were transferred at the lower of cost or fair value. The net gain on loans held for sale in the first nine months of 1995 of $14,000 was principally due to the sale of $2.7 million of fixed rate residential mortgages.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

Non-Interest Income (Cont'd)

Service charges decreased $60,000 and $143,000 in the three and nine month periods ended September 30, 1996, respectively, compared to the prior year. Although there were more deposit accounts in 1996 compared to 1995, lower insufficient funds charges and increased competition impacted the level of fees charged.

Other income , which consists of credit card fees, loan servicing income, wire transfer fees, safe deposit, and other fees, remained relatively flat for each period, as growth in credit card revenue was offset by lower fees in other categories.

Non-Interest Expenses

Non-interest expenses increased $432,000 to $4,569,000 and $187,000 to $13,127,000 for the three and nine month periods ended September 30, 1996, respectively, from the comparable periods in 1995. The primary reasons for these increases result from an increase in salaries and other operating costs to support growth offset by an employee settlement and higher branch charge-offs in the nine month period ended September 30, 1995 and lower FDIC Insurance premium for the nine months ended September 30, 1996. The following discusses each component of non-interest expense.

Salaries and benefits are the largest component of non-interest expense. Increases of $339,000 and $954,000 occurred during the three and nine month periods ended September 30, 1996, respectively, compared to the previous year, which represented increases of 14.9 percent and 14.7 percent, respectively. Full-time equivalent employees of 221 at September 30, 1996 represented an increase from 207 full-time equivalent employees at September 30, 1995. The salary increases occurred due to additional personnel necessary for the Bank to accommodate the increases in both deposits and loans and their related services, the opening of two new branches in 1996, and annual merit increases. These increases were partially offset by the decrease in Royal personnel as Royal was sold on December 31, 1995.

These changes also occurred because of an increase in incentive compensation programs which are based upon the Company's net income and overall financial performance, higher payroll taxes during 1996 due to the higher salary base and increases in other employee benefit programs such as medical coverage, tuition reimbursement, and training.

The changes in the other components of non-interest expenses for the three and nine month periods ended September 30, 1996 compared to September 30, 1995, were due to the following:

o Decrease of $14,000 (1.6%) and an increase of $86,000 (3.5%), respectively, in occupancy and equipment expense were due principally to maintenance expenses associated with the severe winter of 1996, an increase in maintenance contracts relating to the Bank's branch and computer related equipment, and additional rental expense associated with new branch openings in 1996 offset by a decrease in expenses due to the sale of Royal on December 31, 1995.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

Non-Interest Expenses (Cont'd)

o Increases of $54,000 (24.7%) and $59,000 (9.0%), respectively, in advertising and business development. The increases reflect advertising and promotion of new deposit products and new branches and increased business development activities.

o Increases of $43,000 (19.8%) and $65,000 (9.5%), respectively, in professional fees. The increases relate to examination fees for the New York State Department of Banking examination which took place during the second quarter of 1996 and professional fees associated with loan collections, foreclosures and other litigation.

o Increases of $2,000 (1.4%) and $28,000 (6.6%), respectively, in communications were due to an increase in postage and telephone expenses that arose as a result of higher postal volume, the new branch additions, transfer of credit card operations from Maryland to New York, and upgrading of data lines throughout the Bank.

o Decrease of $3,000 (3.2%) and increase of $41,000 (16.9%), respectively, in stationery and printing. The overall increase occurred due to increased loan and deposit volume, and growth of the credit card operation which offset the decrease caused by the sale of Royal.

o Increase of $2,000 and decrease of $604,000 (100%), respectively, in FDIC insurance premiums as the Bank Insurance Fund reached its required level of
     1.25 percent of insured deposits in 1995, resulting in a refund of the third quarter premium in 1995, and a decrease in the annual FDIC premium for the Bank to $2,000 annually.

o Increases of $9,000 (2.6%) and decreases of $442,000 (31.8%) in other expenses. The decrease was due to higher 1995 second quarter expenses resulting from a settlement with a former executive officer of the Company and higher branch charge-offs. In addition, there has been a reduction in 1996 foreclosure related expenses compared to the 1995 periods, lower amortization of intangible assets due to intangible assets becoming fully amortized in 1995, offset by an increase in credit card expenses in 1996 due to the growth of this program.

Income Taxes

The effective tax rates for the three month periods ended September 30, 1996 and 1995 were 34.7 percent and 33.3 percent, respectively, while the effective tax rates for the nine month periods ended September 30, 1996 and 1995 were 34.4 percent and 31.9 percent, respectively. The increase in the overall effective tax rate in 1996 reflects a lower percent of non-taxable security income due to maturities of these securities, while total assets have increased significantly during 1996. The purchases of tax-exempt securities are dependent upon their availability in the marketplace and the yield of such securities on a tax equivalent basis, compared to other securities of equivalent credit risks and maturity.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit XI - Statement re: Computation of Earnings Per Share

        (b) Reports on Form 8-K. None were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 1996.

                            U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales                            /s/ Steven T. Sabatini
------------------------                       ----------------------------
Thomas E. Hales                                Steven T. Sabatini
Chairman of the Board, President               Executive Vice President Finance,
Chief Executive Officer and Director           Chief Financial Officer and
                                               Assistant Secretary
                                               (Principal Financial and
                                               Accounting Officer)