Form 10-K405
period 1996-12-31
USB HOLDING CO INC
filed 1997-03-31
CIK 707805

U.S.B. HOLDING CO., INC.

                              Financial Highlights

--------------------------------------------------------------------------------------
                   (000's, Except Share Data and Percentages)

                                                     1996         1995          Change
--------------------------------------------------------------------------------------
For the Year
Net interest income                              $   29,615   $   25,374           17%
Provision for loan losses                             2,275        1,200           90
Income before income taxes                           14,188       13,638            4
Income taxes                                          4,774        4,311           11
Net income                                            9,414        9,327            1
Net income before net gains after tax on sale
 of Royal Oak Savings Bank, F.S.B.("Royal")
 and related assets, and net income of Royal          9,114        7,015           30
--------------------------------------------------------------------------------------
Per Common and Common Equivalent Share
Net income                                       $     1.40   $     1.43*          (2)%
Net income before net gains after tax on
  sale of Royal and related assets, and
   net income of Royal                                 1.35         1.06*          27
Book value at December 31                              8.67         7.74*          12
Cash dividends declared                                 .30          .27*          11
Weighted average shares outstanding               6,512,997    6,304,758            3
--------------------------------------------------------------------------------------
At Year End
Total loans                                      $  503,511   $  391,341           29%
Allowance for loan losses                             5,742        3,904           47
Total assets                                        803,451      678,783           18
Total deposits                                      682,280      610,635           12
Borrowings                                           59,692       10,000          497
Common stockholders' equity                          53,616       47,583           13
Stockholders' equity                                 56,866       51,333           11
Tier I capital                                       57,205       49,942           15
Risk weighted assets                                547,645      439,076           25
--------------------------------------------------------------------------------------
Selected Financial Ratios
Return on average assets                               1.25%        1.42%         (12)%
Return on average assets before net gains after
 tax on sale of Royal and related assets, and
 net income of Royal                                   1.21         1.07           13
Return on average common
 stockholders' equity                                 18.60        22.17          (16)
Return on average common stockholders'
   equity before net gains after tax on
   sale of Royal and related assets, and
   net income of Royal                                17.99        16.48            9
Leverage capital ratio                                 7.06         7.43           (5)
Tier I risk-based capital ratio                       10.45        11.37           (8)
Total risk-based capital ratio                        11.50        12.26           (6)
--------------------------------------------------------------------------------------

* Adjusted to reflect 10% stock dividend issued on June 14, 1996 and two-for-one stock split issued on December 30, 1996.

Form 10-K is included in this Annual Report. Additional copies are available on request from Steven T. Sabatini, Executive Vice President & Chief Financial Officer
--------------------------------------------------------------------------------

Consolidated Statements of Condition
December 31, 1996 and 1995
U.S.B. Holding Co., Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                                                        (000's, Except Share Data)
                                                                         1996               1995
--------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $  18,821           $  23,469
Federal funds sold                                                      10,800              13,800
--------------------------------------------------------------------------------------------------
Cash and cash equivalents                                               29,621              37,269
Interest bearing deposits in other banks                                    99               2,069
Securities:
    Available for sale (at fair value)                                 168,756             170,889
    Held to maturity (fair value $83,123 in 1996
       and $62,684 in 1995)                                             81,019              60,266
Loans held for sale                                                        274                 394
Loans, net of allowance for loan losses
    of $5,742 in 1996 and $3,904 in 1995                               497,495             387,043
Premises and equipment, net                                             10,104              10,088
Accrued interest receivable                                              5,820               5,288
Other real estate owned                                                    651                 939
Other assets                                                             9,612               4,538
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $ 803,451           $ 678,783
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                                        $  97,251           $  82,363
Interest bearing deposits                                              585,029             528,272
--------------------------------------------------------------------------------------------------
Total deposits                                                         682,280             610,635
Accrued interest payable                                                 1,895               1,769
Dividend payable                                                           528                 794
Accrued expenses and other liabilities                                   2,190               4,252
Securities sold under agreements to repurchase                          29,425                  --
Federal Home Loan Bank advances                                         30,267              10,000
--------------------------------------------------------------------------------------------------
Total liabilities                                                      746,585             627,450
--------------------------------------------------------------------------------------------------

Commitments and contingencies  (Notes 6 and 14)

Stockholders' equity:
Preferred stock, no par value
     Authorized shares: 100,000
     Outstanding shares: 32,500 in 1996 and 37,500 in 1995               3,250               3,750
Common stock, $5 par value
     Authorized shares: 7,000,000
     Issued shares: 6,326,808 in 1996 and 2,880,397 in 1995             31,634              14,402
Additional paid-in capital                                              10,783              19,046
Retained earnings                                                       12,664              14,072
Treasury stock at cost, 143,772 shares in 1996 and
    86,316 shares in 1995                                                 (895)             (1,075)
Unrealized gain (loss) on available for sale securities, net of tax       (570)              1,138
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                              56,866              51,333
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 803,451           $ 678,783
===================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Income
For the Years Ended December 31, 1996, 1995 and 1994
U.S.B. Holding Co., Inc.                                                     USB
--------------------------------------------------------------------------------

                                                                  (000's, Except Share Data)
                                                               1996          1995          1994
-----------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                              $    40,652   $    33,216   $    26,924
Interest on federal funds sold                                  693         1,013           167
Interest and dividends on securities:
      Mortgage-backed securities                              6,873         7,741         6,032
      U.S. Treasury and government                            5,110         2,851         1,140
      Obligations of states and political subdivisions        3,170         3,381         3,532
      Corporate and other                                       517         1,193         1,605
Interest on deposits in other banks                              39           137            54
Dividends on Federal Home Loan Bank stock                       162           160           147
-----------------------------------------------------------------------------------------------
Total interest income                                        57,216        49,692        39,601
-----------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits                                         25,774        23,438        15,345
Interest on borrowings                                        1,827           880           588
-----------------------------------------------------------------------------------------------
Total interest expense                                       27,601        24,318        15,933
-----------------------------------------------------------------------------------------------
NET INTEREST INCOME                                          29,615        25,374        23,668
Provision for loan losses                                     2,275         1,200           993
-----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          27,340        24,174        22,675
-----------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Gain on securities transactions - net                           819           167            69
(Loss) gain on loans held for sale - net                        (54)           57          (381)
Net gain on sale of Royal Oak Savings Bank, F.S.B                --         3,520            --
Net gain on sale of branch facility                             600            --            --
Mortgage servicing                                              244           340           362
Service charges and fees                                      2,419         2,599         2,620
Other income                                                    999           632           485
-----------------------------------------------------------------------------------------------
Total non-interest income                                     5,027         7,315         3,155
-----------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
Salaries and employee benefits                               10,322         8,993         8,194
Occupancy and equipment expense                               3,419         3,288         2,841
Advertising and business development                            867           905           815
Professional fees                                             1,033           929           656
Communications                                                  625           577           542
Stationery and printing                                         387           380           261
FDIC insurance                                                    2           688         1,105
OREO expense - net                                              156           186           102
Other expenses                                                1,368         1,905         1,188
-----------------------------------------------------------------------------------------------
Total non-interest expenses                                  18,179        17,851        15,704
-----------------------------------------------------------------------------------------------
Income before income taxes                                   14,188        13,638        10,126
Provision for income taxes                                    4,774         4,311         3,126
-----------------------------------------------------------------------------------------------
NET INCOME                                              $     9,414   $     9,327   $     7,000
===============================================================================================
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE                                       $      1.40   $      1.43*  $      1.10*
===============================================================================================
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                            6,512,997     6,304,758*    6,080,892*
===============================================================================================

*Adjusted for 10% stock dividend and two-for-one stock split issued in 1996.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1996 , 1995 and 1994
U.S.B. Holding Co., Inc.                                                     USB
--------------------------------------------------------------------------------

                                                                                  (000's)
                                                                             1996         1995         1994
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                 $   9,414   $   9,327   $   7,000
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses                                                  2,275       1,200         993
    Depreciation and amortization                                              1,324       1,496       1,324
    Amortization/accretion of premiums/discounts on securities - net             301         129         925
    Gain on securities transactions - net                                       (819)       (167)        (69)
    Loss (gain) on loans held for sale - net                                      54         (57)        381
    Net gain on sale of Royal Oak Savings Bank, F.S.B                             --      (3,520)         --
    Net gain on sale of branch facility                                         (600)         --          --
Origination of loans held for sale                                            (2,415)     (2,222)    (17,018)
Proceeds from sales of loans held for sale                                       573       4,140      13,093
Increase in accrued interest receivable                                         (532)       (903)       (536)
Increase in accrued interest payable                                             126         661         406
Payment of income taxes related to sale of Royal Oak Savings Bank, F.S.B      (1,530)         --          --
Other - net                                                                   (2,105)      1,357         227
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      6,066      11,441       6,726
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                          75,297      56,942      33,481
Proceeds from principal paydowns and maturities of
    securities available for sale                                             31,762      20,463      44,598
Proceeds from maturities of securities held to maturity                        6,418      24,796      46,076
Purchases of securities available for sale                                  (107,118)    (99,031)    (79,331)
Purchases of securities held to maturity                                     (27,417)     (2,691)    (54,389)
(Purchases) redemptions of Federal Home Loan Bank stock                       (2,582)        314      (1,518)
Cash and cash equivalents used in sale of Royal Oak
    Savings Bank, F.S.B. (Note 3)                                                 --     (37,388)         --
Net decrease (increase) in interest bearing deposits in other banks            1,970        (883)        201
Loans originated, net of principal collections                              (112,045)    (61,898)    (71,812)
Loans purchased                                                                   --        (398)     (4,381)
Purchases of premises and equipment - net                                     (1,618)     (1,211)     (1,187)
Proceeds from sale of branch facility                                            900          --          --
Proceeds from sales of OREO                                                    1,555       1,062       1,267
-------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                      (132,878)    (99,923)    (86,995)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits, NOW,
    money market and savings accounts                                         56,511      70,967      18,142
Increase in time deposits, net of withdrawals and maturities                  15,134      38,135      56,704
Increase (decrease) in federal funds purchased                                    --      (3,400)      3,400
Net proceeds from securities sold under agreements to repurchase              29,425          --          --
Net increase (decrease) in Federal Home Loan
    Bank advances - short-term                                                 5,000      (7,500)      7,500
Proceeds from Federal Home Loan Bank advances - long-term                     20,267       5,000       5,000
Repayment of Federal Home Loan Bank Advances - long term                      (5,000)         --          --
Repayment of long-term debt                                                       --      (1,800)         --
Cash dividends paid                                                           (2,132)     (1,974)     (1,621)
Redemption of preferred stock                                                   (500)         --          --
Proceeds from issuance of common stock                                            19       1,858       1,170
Proceeds from issuance of treasury stock                                         440          --          --
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    119,164     101,286      90,295
-------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (7,648)     12,804      10,026
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  37,269      24,465      14,439
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  29,621   $  37,269   $  24,465
=============================================================================================================
Supplemental Disclosures:
-------------------------------------------------------------------------------------------------------------
Interest paid                                                              $  27,475   $  23,657   $  15,527
-------------------------------------------------------------------------------------------------------------
Income tax payments                                                        $   7,412   $   3,522   $   3,793
-------------------------------------------------------------------------------------------------------------
Transfer of assets to OREO - net                                           $   1,226   $   1,599   $     694
-------------------------------------------------------------------------------------------------------------
Transfer of securities held to maturity
     to securities available for sale                                      $      --   $  68,145   $ (42,181)
-------------------------------------------------------------------------------------------------------------
Transfer of loans held for sale to loans held to maturity at
     lower of cost or fair value                                           $   1,962   $      --   $      --
-------------------------------------------------------------------------------------------------------------
Loans securitized into mortgage-backed securities                          $      --   $      --   $  20,910
-------------------------------------------------------------------------------------------------------------
Change in unrealized gain (loss) on
    securities available for sale - net of tax                             $  (1,708)  $   3,803   $  (2,665)
=============================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 1996 , 1995 and 1994
U.S.B. Holding Co., Inc.                                                     USB
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                  (000's, Except Share Data)
                                                                                                                        Unrealized
                                                          Common Stock                                             Gain (Loss ) on
                                        Preferred  ------------------------  Additional                                 Available
                                           Stock,       Shares       $5 Par      Paid-in      Retained      Treasury      For Sale
                                     No Par Value  Outstanding        Value      Capital      Earnings         Stock    Securities
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994           $     3,750     2,398,558  $    12,424  $    11,535   $     7,801   $    (1,075)           --
Adoption of SFAS No. 115                      --            --           --           --            --            --   $       919
Net income                                    --            --           --           --         7,000            --            --
Cash dividends:
    Common  ($.22* per share)                 --            --           --           --        (1,306)           --            --
    Preferred                                 --            --           --           --          (315)           --            --
Common stock issued:
    Incentive stock options
      exercised ($10.45* per share)           --           400            2            7            --            --            --
    Directors' stock options
      exercised ($5.37* per share)            --         2,310           12           16            --            --            --
    Dividend reinvestment plan                --        47,816           239          894           --            --            --
Change in unrealized gain (loss) on
    available for sale securities,
    net of tax                                --            --           --           --            --            --        (3,584)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994               3,750     2,449,084        12,677       12,452       13,180        (1,075)       (2,665)
Net income                                    --            --           --           --         9,327            --            --
Cash dividends:
    Common  ($.27* per share)                 --            --           --           --        (1,659)           --            --
    Preferred                                 --            --           --           --          (315)           --            --
Common stock issued:
    Incentive stock options
      exercised  ($3.15* to $10.45*
      per share)                              --        38,610          193          299            --            --            --
    Directors' stock options
      exercised ($4.50* to $4.52*
      per share)                              --         5,658           28           28            --            --            --
    10% stock dividend                        --       250,525        1,253        5,198        (6,461)           --            --
    Dividend reinvestment plan                --        50,204          251        1,069            --            --            --
Change in unrealized gain (loss)
    on available for sale
    securities, net of tax                    --            --           --           --            --            --         3,803
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995               3,750     2,794,081       14,402       19,046        14,072        (1,075)        1,138
Net income                                    --            --           --           --         9,414            --            --
Redemption of preferred stock               (500)           --           --           --            --            --            --
Cash dividends:
    Common  ($.30* per share)                 --            --           --           --        (1,838)           --            --
    Preferred                                 --            --           --           --          (294)           --            --
Issuance of treasury stock                    --        20,108           --          260            --           180            --
Common stock issued:
    Incentive stock options
      exercised ($4.23* to
      $9.50* per share)                       --         3,095           15           16            --            --            --
    10% stock dividend                        --       279,912        1,400        7,278        (8,690)           --            --
    Two-for-one stock split                   --     3,085,840       15,817      (15,817)           --            --            --
Change in unrealized gain (loss)
    on available for sale
    securities,  net of tax                   --            --           --           --            --            --        (1,708)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996         $     3,250    6,183,036   $    31,634  $    10,783   $    12,664   $      (895)  $      (570)
====================================================================================================================================

*Adjusted for 10 percent stock dividend and two-for-one stock split issued in 1996.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
U.S.B. Holding Co., Inc.
--------------------------------------------------------------------------------

Balance sheet information as of December 31, 1994, 1993 and 1992 and income statement information for the years ended December 31, 1993 and 1992, is not covered by the independent auditors' report.

1. NATURE OF OPERATIONS

     U.S.B. Holding Co., Inc. (the "Company"), a Delaware corporation incorporated on July 6, 1982, is a bank holding company which provides financial services through its wholly-owned subsidiaries. The Company and its subsidiaries derive substantially all of their revenue and income from the furnishing of banking and related services primarily to customers in Rockland and Westchester Counties, New York. The Company is a separate and distinct legal entity from its subsidiaries.

     Union State Bank (the "Bank"), the Company's banking subsidiary, is a New York State chartered full-service commercial bank which was established in 1969. The Bank offers a complete range of retail banking services to individuals, municipalities, corporations, and small and medium-size businesses. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, business loans, personal loans, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, other consumer oriented financial services and safe deposit facilities.

     U.S.B. Realty Corp. ("USBRC"), a wholly-owned subsidiary of the Bank, was formed on November 13, 1996. USBRC was formed primarily for the purpose of acquiring and managing a portfolio of loans secured by real estate and other investment securities previously owned by the Bank. On December 31, 1996, USBRC had approximately $250 million in assets, consisting primarily of commercial real estate loans ($214 million, net of allowance for loan losses), government agency securities ($27 million) and cash ($7 million).

     Royal Oak Savings Bank, F.S.B. ("Royal"), a federal thrift subsidiary located in Randallstown, Maryland, also offered a complete range of services to individuals and businesses. On December 31, 1995, Royal was sold to Monocacy Bancshares, Inc. (see Note 3). Prior to the sale to Monocacy, Royal sold substantially all its investment and loan assets, and certain other assets and liabilities to the Bank and the Company.

     The Company's business is concentrated primarily in Westchester and Rockland Counties, New York (see Note 5).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries, Union State Bank (including its wholly-owned subsidiary, USBRC) and, through December 31, 1995, Royal Oak Savings Bank, F.S.B., which was sold to Monocacy Bancshares, Inc. (see Note 3), and its non-bank subsidiary, Ad Con, Inc. The Bank (including USBRC) and Royal are herein referred to as the "Banks." All significant intercompany accounts and transactions are eliminated in consolidation.

     Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices used within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

     Securities: As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which had an after-tax effect of an increase to stockholders' equity of $919,000, and revised its securities accounting policy. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available for sale and carried at fair value. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the Consolidated Statements of Condition at fair value and the resulting unrealized gains and losses, net of tax

                                                                             USB
--------------------------------------------------------------------------------

are shown as a separate component of stockholders' equity. Prior to adopting SFAS No. 115, the Company accounted for securities using the amortized cost method.

     The decision whether to sell securities available for sale is based on management's assessment of changes in economic or financial market conditions, interest rate risk, and the Company's financial position and liquidity. Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     The Company does not acquire securities for the purpose of engaging in trading activities.

     Interest Rate Contracts: The Company uses various interest rate contracts such as forward rate agreements, interest rate swaps and caps, primarily as hedges against specific assets, liabilities or anticipated transactions. Contracts accounted for as hedges must meet certain criteria including the following: the hedged item must expose the Company to interest rate risk; the interest rate contract must reduce that exposure; and must have a high correlation of change in fair value of the interest rate contract and change in fair value of the item hedged. For contracts designated as hedges, gains or losses are deferred and recognized as adjustments to interest income or expense of the underlying assets or liabilities over the life of the contract. Net payments on interest rate swaps designated as hedges are accounted for on the accrual basis. Gains or losses resulting from early terminations of contracts are deferred and amortized over the remaining term of the underlying assets or liabilities. If the contracts do not meet the criteria for hedge accounting, the contract is valued at its fair value and any gain or loss is recorded in the Consolidated Statements of Income. Any fees received or disbursed which represent adjustments to the yield on interest rate contracts are capitalized and amortized over the term of the interest rate contracts.

     Loans: Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Interest income on loans is recorded on an accrual basis until an interest or principal payment is more than 90 days past due and/or, in the opinion of management, there is a question as to the ability of the debtor to continue to make payments. At the time a loan is placed on nonaccrual status, interest accrued but not collected is reversed. Interest payments received while a loan is in nonaccrual status are either applied to reduce principal or, based on management's estimate of collectibility, recognized as income. Loans are returned to accrual status when factors indicating doubtful collectibility no longer exist.

     Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the related loan, using a method that approximates the interest method of amortization. Unamortized net fees for loans sold are recognized in income at the time the loan is sold.

     Certain residential mortgage loans held for sale are carried at the lower of aggregate cost or estimated market value, and are reported separately in the Consolidated Statements of Condition as "Loans held for sale." Gains and losses on sales of mortgage loans held for sale are shown as a separate component of "Non-Interest Income" in the Consolidated Statements of Income.

     Allowance for Loan Losses: The allowance for loan losses is available to absorb charge-offs from any loan category, while additions are made through charges to income and recoveries of loans previously charged off. An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the loan review function which includes the identification of past due loans, non-performing loans, impaired loans, assessment of the expected effects of the current economic environment and review of historical loss experience. Based upon management's assessment of the degree of risk associated with the various elements of the loan portfolio, it is estimated that at December 31, 1996 and 1995, 6 percent and 9 percent, respectively, of the allowance for loan losses is applicable to time and demand loans, 66 percent and 77 percent, respectively, relate to loans secured by real estate, including commercial and construction loans, and 28 percent and 14 percent, respectively, is applicable to installment, credit card and other loans.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize possible loan losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the Company's primary service areas, Rockland and Westchester Counties in New York. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examination.

     As of January 1, 1995, the Company adopted SFAS No. 114, "Accounting for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which requires recognition of an impairment of a loan when it is probable that either principal and/or interest are not collectible in accordance with

--------------------------------------------------------------------------------

the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan's effective rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or the write down is charged against the allowance for loan losses if the impairment is considered to be permanent. Small homogenous loans such as residential mortgage, home equity, and installment loans are not separately reviewed for impaired status. Such loans are typically collateralized by residential or other personal property and require monthly payments. Separate allocations to the allowance for loan losses are made based on payment trends and prior loss experience and the composition of credit risk inherent in these loan types. The adoption of these Statements did not have a material effect on the Consolidated Financial Statements of the Company.

     Mortgage Servicing Rights: SFAS No. 122, "Accounting for Mortgage Servicing Rights," modifies the treatment of the capitalization of servicing rights by mortgage banking enterprises. The change eliminates the separate treatment of servicing rights acquired through loans originated and those acquired through purchase transactions, as previously required under SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires mortgage servicing rights, whether acquired or originated, to be recorded as assets distinct from the loans to which they relate. SFAS No. 122 also requires periodic evaluation of capitalized servicing rights for deterioration of value, due to increases in prepayments and other factors. The Company's adoption of SFAS No. 122 as of January 1, 1996 did not have a material effect on the Consolidated Financial Statements of the Company.

     Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives (20 to 50 years for buildings and 3 to 10 years for furniture, fixtures and equipment) of the related assets. Amortization of leasehold improvements is computed on a straight-line basis over the terms of the leases or, if shorter, the estimated useful lives of the assets.

     Other Real Estate Owned (OREO): OREO includes properties acquired in satisfaction of loans. OREO properties are recorded at the lower of cost or fair value, less estimated costs to sell. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Net costs of maintaining and operating foreclosed properties and any subsequent provisions for and changes in valuation are charged or credited to operations when incurred. Gains and losses realized from the sale of OREO are included in OREO expenses. Sales of OREO financed by the Bank are required to meet the Bank's underwriting standards.

     Accounting for Impairment of Long-Lived Assets: In 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles, and goodwill related to those assets, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Adoption of this Statement was not material to the Consolidated Financial Statements of the Company.

     Income Taxes: The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for deferred income taxes based on prevailing statutory tax rates. The Company and its subsidiaries, except USBRC, file a consolidated Federal tax return, and the Company and the Bank (excluding USBRC) file a consolidated New York State tax return. Royal filed a separate Maryland State return and USBRC files a separate New York State return.

     Accounting for Stock-Based Compensation: In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer

                                                                             USB
--------------------------------------------------------------------------------

incurs liabilities to employees in amounts based on the price of the Company's stock. SFAS No. 123 requires significantly expanded disclosure in complete financial statements, including disclosure of pro forma net income and earnings per share as if the fair value based method were used to account for stock-based compensation, if the intrinsic value method of APB No. 25 is retained. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. Effective January 1, 1996, the Corporation adopted SFAS No. 123 and has elected to continue to measure compensation cost for employee stock compensation plans in accordance with the provisions of APB No. 25 (see Note
15).

     Earnings per Common and Common Equivalent Share: Net income per common share is based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding adjusted for common stock splits and dividends and common equivalent shares. Shares granted but not yet issued under the Company's stock option plans are considered common stock equivalents for earnings per share calculations.

     Pending Accounting Pronouncements: In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishment of liabilities. The Statement is to be applied to transactions occurring after December 31, 1996 (regardless of an entity's fiscal year), including transfers of assets pursuant to securitization structures that previously were entered into. However, the FASB has issued a proposed amendment that would delay until 1998 the effective date of certain of the Statement's provisions that deal with securities lending, repurchase and dollar repurchase agreements and the recognition of collateral.

     The Statement establishes new rules for determining whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss. It applies to transfers of trade receivables by commercial and industrial companies, transfers of credit card balances by retailers or financial institutions, and any other transfers of financial instruments by any type of entity.

     SFAS No. 125 is based on a financial-components approach that focuses on control. Under this approach, following a transfer of financial assets (including portions of financial assets), an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes financial assets for which control has been surrendered and financial liabilities that have been extinguished.

     The Statement also significantly changes the accounting for retained interests in assets sold and supercedes SFAS No. 122 which relates to mortgage servicing rights as described above.

     Application of the requirements of SFAS No. 125 will not have a significant impact on the Company's consolidated financial statements.

     Consolidated Statements of Cash Flows: For purposes of presenting the Consolidated Statements of Cash Flows, cash equivalents include amounts due from banks and Federal funds sold.

     Reclassifications: Certain reclassifications have been made to prior year accounts to conform to the current year's presentation.

3. DISPOSITION OF ROYAL OAK SAVINGS BANK, F.S.B.

     On December 31, 1995, the Company completed the sale of its wholly-owned subsidiary, Royal Oak Savings Bank, F.S.B., to Monocacy Bancshares, Inc., parent company of Taneytown Bank & Trust Company, Taneytown, Maryland. Certain assets and liabilities of Royal, principally the investment and loan portfolios aggregating approximately $22 million and $24 million, respectively, were purchased by the Bank and the Company, immediately prior to the sale. Substantially all deposits, approximating $42 million at December 31, 1995, certain loan servicing rights and certain other assets and liabilities were retained by Royal, as well as cash deposited by the Company and the Bank to fund the purchase of the assets discussed above, and other net assets acquired.

     The proceeds to the Company on the sale of $7.8 million, were based upon
8.5 percent of the deposits of Royal at December 31, 1995, and an agreed upon value for other assets, liabilities and loan servicing rights, and an amount equal to Royal's stockholder's equity at December 31, 1995. This transaction resulted in a gain of $3.9 million, which was reduced by expenses of approximately $400,000 incurred as a result of the sale, including legal and accounting fees and the management bonus on such gain. The gain after tax approximated $2.1 million.

     Under the agreement of sale, Royal will continue to service certain loans. Also, as part of the agreement of sale, Royal leased a bank branch from the Company, which it subse-

--------------------------------------------------------------------------------

quently purchased in 1996, under an option to purchase included in the lease agreement.

     Also as part of this transaction, the Company has agreed not to compete in a five county region of Maryland, with certain exceptions, for a period of three years from the date of closing of the transaction.

     The principal components of deposits and other assets and liabilities assumed by the acquiror as a result of its acquisition of Royal are summarized in the following table.

--------------------------------------------------------------------------------
                                                                         (000's)
--------------------------------------------------------------------------------
Deposits and other liabilities assumed
     by acquiror                                                       $ 42,841
Assets sold, other than cash and
     cash equivalents                                                    (1,530)
Excess of net liabilities assumed by
     acquiror over net cash and cash
     equivalents transferred                                             (3,923)
--------------------------------------------------------------------------------
Net cash and cash equivalents transferred
     to acquiror                                                       $ 37,388
================================================================================

4. SECURITIES

A summary of the amortized cost, fair value of securities and related gross unrealized gains and losses at December 31, 1996 and 1995 follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (000's)
                                                                                               Gross           Gross
                                                                           Amortized      Unrealized      Unrealized            Fair
December 31, 1996                                                               Cost           Gains          Losses           Value
------------------------------------------------------------------------------------------------------------------------------------
Available for Sale:
U.S. Treasury and government agencies                                       $ 77,037        $     20        $  1,022        $ 76,035
Obligations of states and political subdivisions                               1,166              29              --           1,195
Mortgage-backed securities                                                    90,543             725             741          90,527
Corporate bonds                                                                  897               2              --             899
Other                                                                            100              --              --             100
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                         $169,743        $    776        $  1,763        $168,756
====================================================================================================================================

Held to Maturity:
U.S. Treasury and government agencies                                       $ 10,000        $      3        $     --        $ 10,003
Obligations of states and political subdivisions                              61,222           2,178              23          63,377
Mortgage-backed securities                                                     9,797              10              64           9,743
------------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity                                           $ 81,019        $  2,191        $     87        $ 83,123
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (000's)
                                                                                               Gross           Gross
                                                                           Amortized      Unrealized      Unrealized            Fair
December 31, 1995                                                               Cost           Gains          Losses           Value
------------------------------------------------------------------------------------------------------------------------------------
Available for Sale:
U.S. Treasury and government agencies                                       $ 46,011        $    654        $     95        $ 46,570
Obligations of states and political subdivisions                               3,067              40              --           3,107
Mortgage-backed securities                                                   109,375           1,169             181         110,363
Corporate bonds                                                               10,406             384              --          10,790
Other                                                                             59              --              --              59
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                         $168,918        $  2,247        $    276        $170,889
====================================================================================================================================

Held to Maturity:
Obligations of states and political subdivisions                            $ 60,266        $  2,456        $     38        $ 62,684
------------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity                                           $ 60,266        $  2,456        $     38        $ 62,684
====================================================================================================================================

                                                                             USB
--------------------------------------------------------------------------------

     In December 1995, the Company transferred, at fair value, securities having a fair value of $68.8 million (amortized cost of $68.1 million) from its "held to maturity" security portfolio to its portfolio of securities "available for sale." This was done to enhance the Company's ability to respond to changes in interest rates.

     The securities transferred represented all of the readily marketable securities that were previously classified as "held to maturity" at the date of transfer, except for obligations of states and political subdivisions securities. This transfer was made in accordance with the FASB's "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued in November 1995. Concurrent with the adoption of this guidance, corporations were permitted, through December 31, 1995, to reclassify their "available for sale" and "held to maturity" securities without calling into question the past intent of an entity to hold securities to maturity. The effect of this transfer, after tax, was a $.4 million increase in shareholders' equity.

     During 1996, 1995 and 1994, proceeds from sales of securities were $75,297,000, $56,942,000, and $33,481,000, respectively. Gross gains of
$866,000, $335,000, and $411,000 were realized in 1996, 1995 and 1994, respectively. Losses of $47,000, $168,000 and $342,000 were realized in 1996, 1995 and 1994, respectively.

     The following tables present the carrying value of securities at December 31, 1996, distributed based on contractual maturity or earlier call date for securities expected to be called, and unaudited weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities Available for Sale

-------------------------------------------------------------------------------------------------
                                                              (000's, except percentages)
                                                            After 1              After 5
                                      Within              But Within            But Within
                                      1 Year               5 Years               10 Years
-------------------------------------------------------------------------------------------------
                                  Amt.     Yield       Amt.       Yield        Amt.     Yield
-------------------------------------------------------------------------------------------------
U.S. Treasury and
    government agencies     $    2,000      4.82%  $   30,037      6.46%  $   45,000      7.27%
Obligations of states and
    political subdivisions          --        --           --        --          916      7.90
Mortgage-backed securities         719      7.74       44,871      6.12       15,422      7.51
Corporate bonds                    897      7.40           --        --           --        --
Other                               --        --           --        --           --        --
-------------------------------------------------------------------------------------------------
Total Securities Available
     for Sale               $    3,616      6.04%  $   74,908      6.26%  $   61,338      7.34%
-------------------------------------------------------------------------------------------------
Fair Value                  $    3,616             $   74,038             $   61,033
=================================================================================================

                                    After
                                   10 Years                    Total
--------------------------------------------------------------------------------
                                Amt.       Yield        Amt.           Yield
--------------------------------------------------------------------------------
U.S. Treasury and
    government agencies             --        --   $   77,037          6.89%
Obligations of states and
    political subdivisions  $      250      8.29%       1,166          7.98
Mortgage-backed securities      29,531      6.82       90,543          6.60
Corporate bonds                     --        --          897          7.40
Other                              100      1.79          100          1.79
--------------------------------------------------------------------------------
Total Securities Available
     for Sale               $   29,881      6.82%  $  169,743          6.74%
--------------------------------------------------------------------------------
Fair Value                  $   30,069             $  168,756
================================================================================

Maturities of Securities Held to Maturity

------------------------------------------------------------------------------------------------------------------------------------
                                                        (000's, except percentages)
                                                       After 1              After 5
                                  Within              But Within           But Within             After
                                  1 Year                5 Years             10 Years            10 Years                Total
------------------------------------------------------------------------------------------------------------------------------------
                               Amt.    Yield        Amt.      Yield      Amt.     Yield        Amt.    Yield        Amt.     Yield
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
     government agencies         --       --          --         --    $10,000    8.00%          --       --      $10,000     8.00%
Obligations of states and
    political subdivisions   $6,273     6.10%    $23,515      7.91%     31,434    8.67           --       --       61,222     8.11
Mortgage-backed securities       --       --          --        --          --      --      $ 9,797    6.77%        9,797     6.77
------------------------------------------------------------------------------------------------------------------------------------
Total Securities Held to
     Maturity                $6,273     6.10%    $23,515      7.91%    $41,434    8.51%     $ 9,797    6.77%      $81,019     7.93%
------------------------------------------------------------------------------------------------------------------------------------
Fair Value                   $6,283              $24,135               $42,962              $ 9,743               $83,123
====================================================================================================================================

        Securities having a carrying value of approximately $171.2 million at December 31, 1996, were pledged to secure public deposits as required or permitted by law and securities sold under repurchase agreement transactions.

--------------------------------------------------------------------------------

5.  LOANS

     Major classifications of loans at December 31, are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (000's)
                                                               1996            1995            1994           1993           1992
------------------------------------------------------------------------------------------------------------------------------------
Time and demand loans                                     $  28,736       $  22,597       $  11,065     $    9,249     $    9,908
Installment loans                                            14,685          14,887          20,757         18,698         21,203
Credit card                                                   8,264           2,592              --             --             --
Real estate loans
    - Commercial                                            267,811         212,515         192,541        145,746         89,246
    - Residential                                            79,490          66,380          59,441         58,875         49,784
    - Construction and land
         development                                         71,289          41,889          26,950         22,748         36,344
    - Home equity                                            28,844          25,221          21,734         19,556         24,451
Other                                                         5,184           5,902           1,808          1,768          1,836
------------------------------------------------------------------------------------------------------------------------------------
                                                            504,303         391,983         334,296        276,640        232,772
Deferred net commitment fees                                   (792)           (642)           (659)          (664)          (252)
Unearned discount                                                --              --             (67)          (153)          (271)
Allowance for loan losses                                    (5,742)         (3,904)         (3,320)        (2,852)        (2,496)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                      $497,769        $387,437        $330,250       $272,971       $229,753
====================================================================================================================================

     Loans held for sale of $274,000 and $394,000 at December 31, 1996 and 1995, respectively, which are included in the above table, and commitments of $142,000 at December 31, 1996 (none at December 31, 1995) which have not yet closed, are fixed rate residential real estate loans with an aggregate cost of $416,000 and market value of $415,000 at December 31, 1996, and a cost of $394,000 and market value of $393,000 at December 31, 1995.

     Substantially all of the Company's commercial and residential lending activities are with customers located in Westchester and Rockland Counties, New York. Although lending activities are diversified, a substantial portion of many of the Company's customers' net worth is dependent on these counties' real estate values.

     Credit policies, applicable to each type of lending activity, have been established, to evaluate the creditworthiness of each customer and, in most cases, require collateral to be pledged. Generally, credit extension does not exceed 60 to 80 percent of fair value of the collateral at the date of extension (with occasional exceptions), depending on the evaluation of the borrowers' creditworthiness. The market value of collateral is monitored on an ongoing basis. Real estate is the primary form of collateral. While collateral provides assurance as a secondary source of repayment, the primary source of repayment is ordinarily based on the borrower's ability to generate continuing cash flow, which is a principal underwriting criteria for approving a loan.

                                                                             USB
--------------------------------------------------------------------------------

A summary of the allowance for loan losses for the years ended December 31, is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (000's, except percentages)
                                                                1996            1995            1994           1993           1992
------------------------------------------------------------------------------------------------------------------------------------
Net loans outstanding at end of the year                    $497,769        $387,437        $330,250       $272,971       $229,753
------------------------------------------------------------------------------------------------------------------------------------
Average net loans outstanding during the year               $444,980        $352,244        $305,411       $244,813       $235,921
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance at beginning of the year                            $  3,904        $  3,320        $  2,852       $  2,496       $  1,889
Provision charged to expense                                   2,275           1,200             993            763            745
------------------------------------------------------------------------------------------------------------------------------------
                                                               6,179           4,520           3,845          3,259          2,634
------------------------------------------------------------------------------------------------------------------------------------
Recoveries (charge-offs) during the year:
Charge-offs:
    Real estate                                                 (344)           (379)           (469)          (179)           (30)
    Time and demand                                              (37)           (200)            (45)          (139)           (66)
    Installment                                                 (154)           (108)            (94)          (212)          (252)
------------------------------------------------------------------------------------------------------------------------------------
Recoveries:
    Time and demand                                               83              20              37             98            154
    Installment                                                   15              51              46             25             56
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs during the year                                 (437)           (616)           (525)          (407)          (138)
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of the year                                  $  5,742        $  3,904        $  3,320       $  2,852       $  2,496
------------------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average net loans
    outstanding during the year                                  .10%            .17%            .17%           .17%           .06%
Ratio of allowance for loan losses to net loans
    outstanding at end of the year                              1.15%           1.01%           1.01%          1.04%          1.09%
Ratio of provision to net charge-offs (times)                   5.2             1.9             1.9            1.9            5.4
====================================================================================================================================

     The following table summarizes the Company's nonaccrual and restructured loans and related interest income not recorded on nonaccrual loans for the year.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (000's, except percentages)
                                                                                        As of December 31,
                                                                1996            1995            1994           1993           1992
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans at year end                                  $8,090          $4,036          $5,904         $3,966         $3,854
Restructured loans at year end                                 2,101           4,074           5,787          4,656          4,083
Additional interest income that would have been
    recorded if these borrowers had complied
    with contractual loan terms                                  840             226             500            339            308
Nonperforming assets to total assets                            1.09%            .73%           1.07%           .96%          1.27%
====================================================================================================================================

     Substantially all of the nonaccruing loans are collateralized by real estate, except for certain loans made by the Bank to Bennett Funding Group (see below), which are collateralized by cash and lease receivables. At December 31, 1996, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

     At December 31, 1996, there are loans aggregating approximately $650,000, which are not on nonaccrual status, that were potential problem loans that may result in their being placed on nonaccrual status in the future.

     At December 31, 1996 and 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 approximated $7.8 million (including those loans to Bennett Funding Group described below) and $4.1 million, respectively, ($7.2 million and $3.3 million, respectively, of which were in nonaccrual status). Each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114.

--------------------------------------------------------------------------------

     The following table summarizes impaired loans by loan type and measurement method pursuant to SFAS 114:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (000's)
                                                                                As of December 31,
                                                                      1996                                   1995
                                                     Present Value          Fair Value        Present Value          Fair Value
                                                       of expected                  of          of expected                  of
                                                        cash flows          Collateral           cash flows          Collateral
------------------------------------------------------------------------------------------------------------------------------------
Time and demand                                           $     62            $     29             $     62                 --
Installment                                                    --                  100                   32            $     83
Real estate
     Commercial                                              1,455               2,287                1,307               2,188
     Construction & land development                           420                 210                  420                 --
Other                                                        3,276                 --                   --                  --
------------------------------------------------------------------------------------------------------------------------------------
Totals                                                    $  5,213            $  2,626             $  1,821            $  2,271
====================================================================================================================================

     Restructured loans in the amounts of $.6 million and $.8 million at December 31, 1996 and 1995, respectively, that are considered to be impaired due to a reduction in the contractual interest rate are on accrual status since the collateral securing the loan is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans not yet collected as of December 31, 1996 and 1995 is immaterial. The total allowance for loan losses related to impaired loans was $1.3 million and $.7 million as of December 31, 1996 and 1995, respectively. The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 was approximately $7.4 million and $4.0 million, respectively. For the years ended December 31, 1996 and 1995, interest income recognized by the Company on impaired loans was not material.

     The Bank has approximately $3.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett Funding Group ("Bennett"), a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. The Bank has not yet determined the extent of losses, if any, that will be sustained on these loans. However, based upon Bennett's filing, the loans have been placed on nonaccrual status and a specific reserve included in the allowance for loan losses of $.9 million has been established in accordance with SFAS No. 114.

6. PREMISES AND EQUIPMENT
     A summary of premises and equipment at December 31, follows:
--------------------------------------------------------------------------------
                                                                    (000's)
                                                               1996        1995
--------------------------------------------------------------------------------
Land                                                         $ 2,588     $ 2,473
Buildings                                                      6,314       6,324
Leasehold improvements                                           353         824
Furniture, fixtures and equipment                              5,094       4,400
--------------------------------------------------------------------------------
                                                              14,349      14,021
Less accumulated depreciation and amortization                 4,245       3,933
--------------------------------------------------------------------------------
Premises and equipment, net                                  $10,104     $10,088
================================================================================
     The Bank leases certain premises and equipment under noncancellable operating leases. Certain of these lease agreements provide for periodic increases in annual rental payments based on published price indices, renewal options for varying periods and purchase options at amounts which are expected to approximate the fair values of the related assets at the dates the options become exercisable.

     Rent expense for premises and equipment was $575,000 in 1996, $530,000 in 1995 and $452,000 in 1994.

     The Bank leases a portion of its corporate headquarters and the Company leased a bank branch facility to tenants under operating leases and recorded rental income of approximately $525,000 in 1996, $495,000 in 1995 and $505,000 in 1994. The tenant of the bank branch facility purchased the facility for the fair value of the property in December, 1996.

                                                                             USB
--------------------------------------------------------------------------------

     As of December 31, 1996, future minimum lease payments are as follows:

--------------------------------------------------------------------------------
                   Year  Ending  December  31,                       (000's)
--------------------------------------------------------------------------------
                                       1997                           $  651
                                       1998                              634
                                       1999                              617
                                       2000                              485
                                       2001                              379
                                 After 2001                            2,161
--------------------------------------------------------------------------------
                       Total minimum lease payments                   $4,927
================================================================================

     As of December 31, 1996, future minimum lease receipts are as follows:
--------------------------------------------------------------------------------
                    Year  Ending  December  31,                      (000's)
--------------------------------------------------------------------------------
                                        1997                          $  367
                                        1998                             326
                                        1999                             252
                                        2000                             214
                                        2001                              40
                                  After 2001                              --
--------------------------------------------------------------------------------
                      Total minimum lease receipts                    $1,199
================================================================================

7. DEPOSITS

     A summary of deosits at December 31, follows:
--------------------------------------------------------------------------------
                                                                      (000's)
                                                                  1996      1995
--------------------------------------------------------------------------------
Non-interest bearing:
Deposits of:
     Individuals, partnerships and corporations               $ 88,202  $ 70,358
     Certified and official checks                               8,092    10,824
     States and political subdivisions                             957     1,181
--------------------------------------------------------------------------------
Total non-interest bearing                                    $ 97,251  $ 82,363
================================================================================

Interest bearing:
Time deposits of individuals, partnerships and corporations   $156,289  $149,755
States and political subdivisions                               78,351    77,298
Money market accounts                                           42,039    45,982
Savings deposits                                               216,413   181,998
NOW deposits                                                    43,193    36,755
IRA's and Keogh's                                               48,744    36,484
--------------------------------------------------------------------------------
Total interest bearing                                        $585,029  $528,272
================================================================================

     At December 31, 1996 and 1995, certificates of deposits and other time deposits of $100,000 or more totalled $101,468,000 and $110,272,000, respectively. At December 31, 1996, such deposits classified by time remaining to maturity were as follows:

            --------------------------------------------------------
                                                             (000's)
            --------------------------------------------------------
            3 months or less                              $  62,957
            Over 3 and through 6 months                      22,152
            Over 6 and through 12 months                     12,409
            Over 12 months                                    3,950
            --------------------------------------------------------
            Total                                          $101,468
            =======================================================

--------------------------------------------------------------------------------

8. INCOME TAXES

     The components of the provision for income taxes for the years ended December 31, are as follows:
--------------------------------------------------------------------------------
                                                         (000's)
                                           1996            1995            1994
Federal:
--------------------------------------------------------------------------------
    Current                             $ 4,396         $ 3,550         $ 2,375
    Deferred                               (909)           (350)           (406)
State:
    Current                               1,544           1,187           1,228
    Deferred                               (257)            (76)            (71)
--------------------------------------------------------------------------------
Total                                   $ 4,774         $ 4,311         $ 3,126
================================================================================

     The income tax provision includes income taxes related to net gains on securities transactions of approximately $343,000, $71,000, and $29,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Net deferred tax assets of $2,143,000 and $903,000 are included in the Consolidated Statements of Condition at December 31, 1996 and 1995, respectively. Management believes it is more likely than not that the net deferred tax assets will be realized.

The tax effects of temporary differences that give rise to the significant portions of deferred tax assets at December 31, 1996 and 1995, are as follows:
--------------------------------------------------------------------------------
                                                                 (000's)
                                                          1996             1995
--------------------------------------------------------------------------------
Deferred tax assets:
    Allowance for loan losses                           $1,686             $749
    Deferred loan fees, net,
          depreciation and other                           457              154
--------------------------------------------------------------------------------
Total deferred tax assets                               $2,143             $903
================================================================================

     In addition to amounts in the above table, the Company recorded a deferred tax asset of $417,000 in 1996 and a deferred tax liability of $833,000 in 1995 relating to available for sale securities valued at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The following is a reconciliation of the statutory Federal and effective tax rates as a percentage of income before taxes for the years ended December 31:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            1996             1995             1994
------------------------------------------------------------------------------------------------------------------------------------
Statutory Federal income tax rate                                                           35.0%            35.0%            34.0%
Interest on obligations of states and political subdivisions                                (6.7)            (7.3)           (10.5)
State income taxes, net of Federal tax benefit                                               5.9              5.3              7.5
Other                                                                                       (0.6)            (1.4)            (0.1)
------------------------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                                          33.6%            31.6%            30.9%
====================================================================================================================================

9. BORROWINGS AND LONG-TERM DEBT

    The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York ("FHLB") advances. Securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50.0 million from two primary investment firms under master security sale and repurchase agreements. At December 31, 1996, the Bank had $29.4 million of such borrowings outstanding, with terms of between 30 and 90 days at interest rates of between 5.62 and 5.76 percent. The borrowings are collateralized by securities with an aggregate amortized cost and market value of $30.2 million and $29.8 million, respectively. Federal funds purchased represent

                                                                             USB
--------------------------------------------------------------------------------

overnight funds. The Bank has federal funds purchase lines available with two financial institutions for a total of $8.0 million. At December 31, 1996 and 1995, the Bank had no federal funds purchased balances outstanding. Short-term FHLB advances are borrowings with original maturities of between one and 365 days. At December 31, 1996, the Bank had short-term FHLB advances of $5.0 million outstanding with a term of six months at an interest rate of 5.63%.

     Additional information with respect to short-term borrowings for the three years ended December 31, 1996, 1995 and 1994 is presented in the table below. The increase in short-term borrowings was used primarily to fund asset growth.

--------------------------------------------------------------------------------
                                                   (000's, except percentages)
                                                 1996         1995         1994
--------------------------------------------------------------------------------
Balance at December 31                       $ 34,425     $     --     $ 10,900
Average balance outstanding                    12,611        5,321        9,489
Weighted-average interest rate*

     As of December 31                           5.85%          --         5.57%
     Paid during year                            5.67%        6.26%        4.35%
================================================================================
*The weighted-average interest rates for 1996 have been adjusted to reflect the effect of an interest rate swap used to convert a variable rate borrowing to a fixed rate (see Note 14).

     As of December 31, 1996, long-term FHLB advances totalled $25.3 million, compared with $10.0 million as of December 31, 1995. Long-term FHLB advances aggregating $19.0 million are single principal payments and are not repayable prior to maturity without penalty. Long-term FHLB advances aggregating $6.3 million are amortizing advances having scheduled payments, but may not be repaid in full prior to maturity without penalty.

     The Bank has purchased stock in the FHLB which is required in order to draw advances from the FHLB. At December 31, 1996, the Bank had the ability to borrow an additional $5.0 million from the FHLB without having to purchase additional FHLB stock. The Bank may borrow up to an aggregate of 30% of total assets or $240.7 million, at December 31, 1996, upon the purchase of additional shares of FHLB stock. Advances made from the FHLB are collateralized with the FHLB stock purchased and certain other assets of the Bank.

     In May 1995, the Company repaid the $1.8 million of Series "A" subordinated notes outstanding that qualified as Tier II capital under risk-based capital guidelines. Interest under the notes was at the prime rate plus one-half percent, payable quarterly. The weighted-average interest rates for the years ended December 31, 1995 and 1994 were 9.39 and 7.64 percent, respectively.

The following table is a summary of long-term debt distributed based upon remaining contractual maturity at December 31, 1996.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (000's, except percentages)
                                                                          After 1
                                                                       But Within            After             1996             1995
                                                                          5 Years          5 Years            Total            Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate advances                                                       $22,467           $2,800          $25,267         $  5,000
Variable rate advances                                                         --               --               --            5,000
------------------------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                      $22,467           $2,800          $25,267          $10,000
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average interest rate                                              6.14%            6.72%            6.20%            6.17%
====================================================================================================================================

10. STOCKHOLDERS' EQUITY

     The Company declared 10 percent stock dividends to shareholders of record at May 31, 1996 and June 15, 1995, which were distributed on June 14, 1996 and July 1, 1995, respectively. In addition, the Company declared a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on December 13, 1996, which was distributed on December 30, 1996. The weighted average shares outstanding and per share amounts have been adjusted to reflect the stock dividends and split.

     The Company and the Bank's ability to pay cash dividends in the future are restricted by various regulatory requirements. The Company's ability to pay cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At December 31, 1996, the Bank could pay dividends to the Company of $18.0 million without having to obtain prior regulatory approval.

     The Company may not pay dividends on its common stock if it is in default of the terms of its preferred stock (see below). In addition, the Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the junior subordinated debt or trust capital securities issued in February 1997, or if the Company elects to defer payment for up to five years as permitted under the terms of such junior subordinated debt and trust capital securities.

     In December 1993, the Company implemented a Dividend Reinvestment Plan ("DRIP"). The DRIP allows stockholders to invest cash dividends in shares of the Company's common stock

--------------------------------------------------------------------------------

at fair value and, in the third quarter of 1994, a stock purchase feature was added to allow stockholders to purchase additional common stock at fair value of up to $2,500 per quarter. The DRIP was temporarily suspended for dividends paid after January 1, 1996. As of December 31, 1996, 200,000 shares of common stock are authorized for issuance in connection with the Plan, of which 98,020 shares have been issued.

     The dividend rate on the Company's Series "A" non-voting preferred stock issued to a single investor is determined quarterly and is subject to certain minimum and maximum per annum dividend rates as specified in the agreement. The weighted average dividend was at the minimum rate of 8.4 percent for 1996, 1995 and 1994. The agreement also provides for adjustments to the dividend rate in the event of changes in the maximum Federal corporate tax rate or the dividend exclusion rate. Dividends payable on account of the preferred shares are cumulative. In the event of a liquidation of the Company, preferred stockholders will be entitled to receive the stated value of their shares before any payments are made to holders of any other class or series of capital stock of the Company. In 1996, $500,000 of the preferred stock was redeemed by the Company at stated value. Note 17 provides information on the subsequent redemption of this preferred stock.

11. REGULATORY MATTERS

     The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, and, with respect to the Bank, the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier I capital (as defined in the regulations) to risk-

------------------------------------------------------------------------------------------------------------------------------------
                                                                                (000's, except percentages)
                                                                                                            To Be Well Capitalized
                                                                                      For Capital          Under Prompt Corrective
                                                              Actual                Adequacy Purposes         Action Provisions
------------------------------------------------------------------------------------------------------------------------------------
Company                                                Amount        Ratio        Amount         Ratio        Amount     Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1996
    Total Capital (to Risk Weighted Assets)           $62,947         11.50%     $43,812        >=8.0%          N/A       N/A
    Tier I Capital (to Risk Weighted Assets)           57,205         10.45%      21,906        >=4.0%          N/A       N/A
    Tier I Capital (to Average Assets)                 57,205          7.06%      32,392        >=4.0%          N/A       N/A

As of December 31, 1995
    Total Capital (to Risk Weighted Assets)            53,846         12.26%      35,126        >=8.0%          N/A       N/A
    Tier I Capital (to Risk Weighted Assets)           49,942         11.37%      17,563        >=4.0%          N/A       N/A
    Tier I Capital (to Average Assets)                 49,942          7.43%      26,034        >=4.0%          N/A       N/A
====================================================================================================================================
N/A - Not Applicable
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (000's, except percentages)
                                                                                                            To Be Well Capitalized
                                                                                      For Capital          Under Prompt Corrective
                                                              Actual                Adequacy Purposes         Action Provisions
------------------------------------------------------------------------------------------------------------------------------------
Bank                                                   Amount        Ratio        Amount         Ratio        Amount     Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1996
    Total Capital (to Risk Weighted Assets)           $62,389         11.41%     $43,728        >=8.0%       $54,660    >=10.0%
    Tier I Capital (to Risk Weighted Assets)           56,647         10.36%      21,864        >=4.0%        32,796    >= 6.0%
    Tier I Capital (to Average Assets)                 56,647          7.01%      32,346        >=4.0%        40,432    >= 5.0%

As of December 31, 1995

    Total Capital (to Risk Weighted Assets)            52,960         12.08%      35,073        >=8.0%        43,841    >=10.0%
    Tier I Capital (to Risk Weighted Assets)           49,056         11.19%      17,536        >=4.0%        26,304    >= 6.0%
    Tier I Capital (to Average Assets)                 49,056          7.63%      25,709        >=4.0%        32,136    >= 5.0%
====================================================================================================================================

     Capital ratios are computed excluding unrealized gains or losses on available for sale securities, net of tax effect, which is included as a component of stockholders' equity for financial reporting purposes.

                                                                             USB
--------------------------------------------------------------------------------

weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and Bank meet all capital adequacy requirements to which it is subject, and is considered well capitalized under regulatory guidelines.

     As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables above. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company's and Bank's actual capital amounts and ratios are presented in the tables above.

12. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of the estimated fair values for certain financial instruments. The estimated fair values disclosed below are as of December 31, 1996 and 1995, and have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the determination of the estimated fair values.

     The fair value estimates presented below are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 1996 and 1995 and, therefore, current estimates of fair value may differ significantly from the amounts presented below.

     Fair value methods and assumptions are as follows:

     Cash, Cash Equivalents and Other Short-Term Investments - The carrying amount is a reasonable estimate of fair value.

     Securities - The fair value of securities is estimated based on quoted market prices or dealer quotes, if available. If a quote is not available, fair value is estimated using quoted market prices for similar securities.

     Loans - For certain homogeneous fixed rate categories of loans, such as residential mortgages, fair value is estimated using quoted market prices for securities backed by similar loans. The fair value of other fixed rate loans has been estimated by discounting projected cash flows using current rates for similar loans reduced by specific and general loan loss allowances. For loans which reprice frequently to market rates, the carrying amount is a reasonable estimate of fair value. The fair value of nonaccrual loans was estimated.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            As of December 31,
                                                                                   1996                          1995
                                                                                        Estimated                     Estimated
                                                                           Carrying          Fair        Carrying          Fair
                                                                             Amount         Value          Amount         Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (In millions)
Assets:
Cash, cash equivalents and other
    short-term investments                                                 $   30.6       $   30.6       $   39.3       $   39.3
Securities and accrued interest receivable                                    252.3          254.4          233.6          236.0
Loans and accrued interest receivable                                         500.8          501.0          389.9          390.5
Loans held for sale and accrued interest receivable                              .3             .3             .4             .4
Liabilities:
Deposits without stated maturities                                            415.5          415.5          358.9          358.9
Time deposits and accrued interest payable                                    268.5          268.7          253.5          254.3
Securities sold under agreements to repurchase
     and accrued interest payable                                              29.6           29.6           --             --
Federal Home Loan Bank advances
      and accrued interest payable                                             30.4           30.3           10.0           10.0
====================================================================================================================================

--------------------------------------------------------------------------------

     Deposits Without Stated Maturities - Under the provisions of SFAS No. 107, the estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings accounts, NOW accounts, money market and checking accounts, is equal to the amount payable on demand.

     Time Deposits - The fair value of certificates of deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered at the reporting date for deposits of similar remaining maturities.

     Securities Sold Under Agreements to Repurchase and Federal Home Loan Bank Advances - The carrying amount is a reasonable estimate of fair value for borrowings which are either short-term or for which applicable interest rates reprice based upon changes in market rates. For medium and long-term borrowings, fair value is based on the discounted cash flow of advances at rates currently offered at the balance sheet date for similar terms.

     Financial Instruments with Off-Balance Sheet Risk - As described in Note 14, the Company is a party to financial instruments with off-balance sheet risk at December 31, 1996 and 1995. Such financial instruments include commitments to extend permanent financing and letters of credit. If the commitments are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the commitments expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 1996 and 1995, respectively, approximates the recorded amounts of the related fees, which are not material to the consolidated financial position of the Company. The Company also has off balance sheet interest rate contracts which are further described in Note 14. The fair value of these contracts is not material at December 31, 1996 and 1995.

13. RELATED PARTY TRANSACTIONS

     A summary of the transactions for the year ended December 31, 1996, with respect to loans (in excess of $60,000 with respect to each party) to directors, executive officers, stockholders or companies in which they had a 10 percent or more beneficial interest is as follows:

--------------------------------------------------------------------------------
                                                                         (000's)
--------------------------------------------------------------------------------
Balance, December 31, 1995                                                  $813
New loans                                                                     64
Repayments                                                                    34
--------------------------------------------------------------------------------
Balance, December 31, 1996                                                  $843
================================================================================

     The Company has made payments to organizations in which certain directors have a beneficial interest for services rendered by such organizations. Such payments are not considered to be material in the aggregate.

14. COMMITMENTS AND CONTINGENCIES

     At December 31, 1996, the Company was committed under an employment agreement with a key officer, director and shareholder requiring annual salary and other payments of $400,000, increasing annually by $30,000 during the term of the contract, annual bonus payments equal to 6 percent of net income of the Company under the executive compensation plan, annual stock option grants of 48,400 shares, issued at fair value (110 percent of fair value if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant) and other benefits for the term of the contract expiring July 1, 1999.

     In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying Consolidated Financial Statements. At December 31, 1996 and 1995, formal credit line and loan commitments which are primarily loans collateralized by real estate and credit card lines approximated $111.6 million and $101.8 million, and outstanding letters of credit totalled $15.9 million and $8.3 million, respectively. Such amounts represent the maximum risk of loss on these commitments.

     During 1996, 1995 and 1994, the Banks, which are approved Federal Home Loan Mortgage Corporation ("FHLMC") seller/servicers, sold mortgage loans to FHLMC, with net proceeds totalling $.6 million, $4.1 million and $13.1 million, respectively. In addition, in 1994, $20.9 million of mortgages was exchanged by the Banks with FHLMC for guaranteed participation certificates in residential mortgage pools. At December 31, 1996, the principal balance of the loans sold and exchanged which remain uncollected totalled $83.4 million. The Bank is committed to service these loans.

     In connection with its asset and liability management program, during 1994 the Bank entered into a protected rate agreement ("cap") which has a remaining aggregate notional amount of $3.0 million at December 31, 1996 ($3.5 million at December 31, 1995). The premium paid in the amount of $85,000 is deferred and is being amortized over the five year life of the cap. Under the terms of the cap, the Bank will be

                                                                             USB
--------------------------------------------------------------------------------

reimbursed for increases in one-month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875%. Interest rate cap agreements allow the Bank to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments from a mortgage-backed security with an interest rate adjusted annually to the one year Constant Maturity Treasury rate. The Bank has also entered into an interest rate swap contract, which effectively adjusts the short-term interest rate on a security sold under agreement to repurchase borrowing to a long-term fixed interest rate. Under the terms of the contract, the Bank is required to pay a fixed interest rate payment equal to 6.16% of a notional amount of $10.0 million, and receive a payment equal to three-month LIBOR. The agreement expires on October 2, 1998. These agreements are subject to the counter-party's ability to perform in accordance with the terms of the agreement. The Bank's risk of loss on the interest rate cap is equal to the original premium paid to enter into this agreement, while the risk of loss on the interest rate swap is the fair value amount to be paid to terminate the contract, which was $61,000 (liability) at December 31, 1996.

     The Bank enters into forward commitments to sell residential first mortgage loans to reduce market risk associated with originating and holding loans for sale. A risk associated with these commitments arises from the Bank's potential inability to generate loans to fulfill the contracts. To control the risk associated with changes in interest rates, the Bank may also use options to hedge loans closed and expected to close. No such contracts were outstanding at December 31, 1996 and 1995.

     In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

    The Bank is required to report deposits directly to the Federal Reserve and to maintain reserves on a portion of these deposits. At December 31, 1996, the reserve requirement for the Bank totalled $9.4 million.

15. EMPLOYEE BENEFIT PLANS

Executive Compensation Plan

     The Company provides an executive compensation plan whereby certain key officers (two of whom are directors and shareholders at December 31, 1996) are entitled to compensation in addition to their salaries at varying percentages of the Company's net income. The total amount of such additional compensation cannot exceed 15 percent of the Company's net income in any year. During 1996, 1995 and 1994, such additional compensation aggregated $989,000, $963,000 and $900,000, respectively.

Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (KSOP)

     At January 1, 1994, the Company merged its two existing defined contribution plans, an Employee Stock Ownership Plan ("ESOP") and a Profit Sharing and Thrift Plan 401(k), into a newly formed Employee Stock Ownership Plan (with Code Section 401(k) Provisions) ("KSOP").

     Under the ESOP feature, covering substantially all of the Bank's full-time employees, the annual contribution determined by the Board of Directors, intended to be invested primarily in the Company's common stock, was $180,000, $120,000, and $123,000 during 1996, 1995 and 1994, respectively.

     The 401(k) feature of the KSOP allows eligible employees of the Bank and its affiliates to elect either to invest their voluntary contributions in a fund which purchases common stock of the Company or in an investment fund. Employees may elect to defer, through voluntary contributions, up to fifteen percent of compensation and the Company can elect to match fifty percent of the employee's voluntary contributions up to a maximum of four percent of compensation. Employer matching contributions for 1996, 1995 and 1994 aggregated $200,000, $165,000, and $144,000, respectively.

Supplemental Employees' Investment Plan

     During 1994, the Bank adopted a Supplemental Employees' Investment Plan ("SEIP") for certain salaried employees. The SEIP was established solely for the purpose of providing, to certain management personnel who participate in the KSOP, benefits attributable to contribution allocations which would otherwise be made under the KSOP but for Internal Revenue limitations. Under the SEIP, salary reduction contributions may be made in excess of the limitations on annual contributions imposed by the Internal Revenue Code Section 415, and the Bank may elect to match fifty percent of the employee's voluntary contribution under the SEIP up to a maximum of 4 percent of compensation (less the amount of the employer contribution under the KSOP). The Bank's matching contribution in 1996, 1995 and 1994 was $41,000, $31,000 and $24,000, respectively.

STOCK OPTION PLANS

     The Company provides fixed stock option plans to the

--------------------------------------------------------------------------------

Company's Board of Directors and certain employees, which are described below, for the purchase of Company common stock at prices at least equal to the fair market value of the Company's common stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for stock options granted in fiscal years beginning after December 15, 1995. This standard defines a fair value based method of measuring stock options or similar equity instruments. However, SFAS No. 123 allows a corporation to continue to measure compensation expense for such plans under APB No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation expense is recorded if, at the grant date, the exercise price of the options is at least equal to the fair market value of a corporation's common stock. In lieu of recording the fair value of such options as compensation expense, companies may provide pro forma disclosures of the difference between compensation expense included in net income as prescribed by APB No. 25 and the related expense measured by the fair value based method as defined by SFAS No. 123. The Company adopted SFAS No. 123 on January 1, 1996 and elected to continue to follow APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized by the Company in its Consolidated Statements of Income for its fixed stock option plans. The disclosure required by SFAS No. 123 is presented below.

     Pro forma information on the Company's net income and net income per common and common equivalent share as required by SFAS No. 123 has been determined as if the Company had accounted for its stock options under the fair value method of that standard. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options' vesting period. The following table compares the Company's net income and net income per common and common equivalent share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the years ended December 31, 1996 and 1995. During the phase-in period of applying SFAS No. 123, the effect on pro forma net income may not be representative of compensation expense for future years when the impact of the amortization of multiple option grants would be reflected in the pro forma disclosures.
--------------------------------------------------------------------------------
                                                      (000's, except share data)
                                                              Year Ended
                                                             December 31,
                                                           1996        1995
--------------------------------------------------------------------------------
Net income                               As reported     $ 9,414     $ 9,327
                                         Pro forma         8,925       8,988

Net income per
   common and
   common
   equivalent share                      As reported     $  1.40     $  1.43
                                         Pro forma          1.34        1.38
================================================================================

Director Stock Option Plan

     In 1989, the stockholders of the Company approved a Director Stock Option Plan (the "Plan") for an aggregate of 315,497 shares (after adjustment for stock splits and dividends) of the Company's common stock to be issued to all non-employee members of the Company's Board of Directors. Under the terms of the Plan, each eligible Director will automatically receive annually, effective as of the close of each annual meeting of stockholders of the Company, a nonqualified option (after adjustment for stock splits and dividends) to purchase 8,470 shares of common stock at an exercise price equal to the fair market value of such shares on the date of the grant. The Plan has a term of ten years. Options may not be exercised prior to the first anniversary of the date of grant and expire ten years after the date of grant. There were 86,562 shares remaining to be granted at December 31, 1996 under the Plan.

     A summary of the Director Stock Option Plan activity and related information for the years ended December 31, 1996 and 1995 follows:

---------------------------------------------------------------------------------------------------------
                                                      1996                             1995
                                                           Weighted-                            Weighted-
                                                             Average                              Average
                                                            Exercise                             Exercise
                                          Options              Price           Options              Price
---------------------------------------------------------------------------------------------------------
Outstanding at January 1                  123,581           $ 7.76           94,482              $ 6.02
Granted                                    42,350            14.09           42,350               10.54
Exercised                                      --               --          (13,251)               4.24
---------------------------------------------------------------------------------------------------------
Outstanding at December 31                165,931           $ 9.38          123,581              $ 7.76
---------------------------------------------------------------------------------------------------------
Exercisable at December 31                123,581           $ 7.76           81,231              $ 6.31
Weighted-average fair value of
   options granted during the year          $4.47                            $3.32
=========================================================================================================

                                                                             USB
--------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: dividend yield of 2.0% in both years; volatility factor of the expected market price of the Company's common stock of 27.62 percent in both years; risk-free interest rates of 6.34 and 6.45 percent; and expected life of 5.73 years in both years.

     The following table summarizes the range of exercise prices on stock options outstanding and exercisable for the Director Stock Option Plan at December 31, 1996:

------------------------------------------------------------------------------------------------------------------------------------
                                                    Options Outstanding                        Options Exercisable
                                                          Weighted-
                                                            Average           Weighted-                          Weighted-
    Range of                                              Remaining             Average                            Average
    Exercise                          Number            Contractual            Exercise           Number          Exercise
    Prices                       Outstanding                   Life               Price      Exercisable             Price
------------------------------------------------------------------------------------------------------------------------------------
    $4.11 to  4.89                    53,280            5.01 years              $  4.65           53,280           $  4.65
     9.50 to 14.09                   112,651            8.54                      11.62           70,301             10.13
------------------------------------------------------------------------------------------------------------------------------------
    $4.11 to 14.09                   165,931            7.41                    $  9.38          123,581           $  7.76
====================================================================================================================================

Employee Stock Option Plans

     Under the 1984 and 1993 Employee Stock Option Plans for key employees of the Company and its subsidiaries, options for the issuance of both incentive and nonqualified stock options up to an aggregate of 393,551 and 532,400 shares (after adjustment for stocks splits and stock dividends), respectively, may be granted at prices at least equal to the fair market value of the Company's common stock at the time the options are granted. Each option holder may exercise up to 50 percent of their options after a three month period subsequent to the grant date and may exercise the remaining 50 percent six months after the grant date. The options granted have a maximum exercisable term of ten years from the date of grant, (not more than five years in the case of options granted to an employee who, at the time of grant, owns stock aggregating more than 10 percent of the total combined voting power of all classes of stock of the Company). The option shares and related prices are adjusted for stock splits and stock dividends. All shares available for grant under the 1984 plan were fully granted as of December 31, 1993. Shares totalling 469,824 have been granted under the 1993 plan at December 31, 1996.

     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: dividend yields of
2.0 percent in both years; volatility factor of the expected market price of the Company's common stock of 27.62 percent in both years; risk-free interest rates of 5.99 and 6.48 percent for the incentive options and 5.79 and 6.36 percent for the nonqualified options; and expected lives of 6.06 years for the qualified options and 4.82 years for the nonqualified options in both years.

--------------------------------------------------------------------------------

     A summary of the Employee Stock Option Plans' activity and related information for the years ended December 31, 1996 and 1995 follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                       1996                               1995
                                                                               Weighted-                          Weighted-
                                                                                 Average                            Average
                                                                                Exercise                           Exercise
                                                             Options               Price          Options             Price
------------------------------------------------------------------------------------------------------------------------------------
     Outstanding at January 1                                505,318             $  7.12          476,547           $  5.75
     Granted                                                 126,940               14.16          122,210             11.06
     Exercised                                                (6,432)               4.88          (93,439)             5.28
------------------------------------------------------------------------------------------------------------------------------------
     Outstanding at December 31                              625,826             $  8.57          505,318           $  7.12
------------------------------------------------------------------------------------------------------------------------------------
     Exercisable at December 31                              625,826             $  8.57          505,318           $  7.12
     Weighted-average fair value of options
     granted during the year for:
            Incentive shares                                   $4.38                                $3.30
            Nonqualified shares                                 3.68                                 2.76
====================================================================================================================================

     The following table summarizes the range of exercise prices on stock options outstanding and exercisable for the Employee Stock Option Plans at December 31, 1996:

------------------------------------------------------------------------------------------------------------------------------------
                                                      Options Outstanding                          Options Exercisable
                                                           Weighted-
                                                             Average           Weighted-                          Weighted-
     Range of                                              Remaining             Average                            Average
     Exercise                          Number            Contractual            Exercise           Number          Exercise
     Prices                       Outstanding                   Life               Price      Exercisable             Price
------------------------------------------------------------------------------------------------------------------------------------
     $2.86 to  4.88                   278,886            4.44 years              $  4.44          278,886           $  4.44
      9.50 to 15.00                   346,940            6.45                      11.89          346,940             11.89
------------------------------------------------------------------------------------------------------------------------------------
     $2.86 to 15.00                   625,826            5.56                    $  8.57          625,826           $  8.57
====================================================================================================================================

16.  CONDENSED FINANCIAL INFORMATION OF U.S.B. HOLDING CO., INC. (PARENT COMPANY
     ONLY)

Condensed statements of condition are as follows:
--------------------------------------------------------------------------------
                                                                     (000's)
                                                                  December 31,
                                                               1996         1995
--------------------------------------------------------------------------------
ASSETS
Cash                                                        $   832      $ 2,949
Securities (at fair value)                                       63           22
Investment in common stock of subsidiaries                   56,308       50,447
Real estate                                                     258          569
Other assets                                                    726           78
--------------------------------------------------------------------------------
TOTAL ASSETS                                                $58,187      $54,065
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                           $ 1,321      $ 2,732
Stockholders' equity                                         56,866       51,333
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $58,187      $54,065
================================================================================

                                                                             USB
--------------------------------------------------------------------------------

Condensed statements of income are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (000's)
                                                                                                   Year Ended December 31,
                                                                                              1996             1995             1994
------------------------------------------------------------------------------------------------------------------------------------
Income:
Dividends from Bank subsidiaries                                                            $1,750           $3,150           $  900
Gain on sale of available for sale securities                                                   41               26               --
Net gain on sale of Royal Oak Savings Bank, F.S.B                                               --            3,520               --
Net gain on sale of branch facility                                                            600               --               --
Other income                                                                                   142               --               --
------------------------------------------------------------------------------------------------------------------------------------
Total income                                                                                 2,533            6,696              900
------------------------------------------------------------------------------------------------------------------------------------

Expenses:
Interest on long-term debt                                                                      --               64              137
Other expenses                                                                                 428              355              255
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                                 428              419              392
------------------------------------------------------------------------------------------------------------------------------------

Income before equity in undistributed income of subsidiaries
    and provision for income taxes                                                           2,105            6,277              508
Equity in undistributed income of subsidiaries                                               7,568            4,465            6,534
Provision for income taxes                                                                     259            1,415               42
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                  $9,414           $9,327           $7,000
====================================================================================================================================

Condensed statements of cash flow are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (000's)
                                                                                        Year Ended December 31,
                                                                          1996                     1995                     1994
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
Net income                                                              $9,414                   $ 9,327                  $ 7,000
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Gain on sale of available for sale securities                        (41)                      (26)                      --
      Net gain on sale of Royal Oak Savings Bank, F.S.B.                    --                    (3,520)                      --
      Net gain on sale of branch facility                                 (600)                       --                       --
      Equity in undistributed income of subsidiaries                    (7,568)                   (4,465)                  (6,534)
      Other - net                                                       (2,061)                    1,895                      179
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 (856)                    3,211                      645
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of available for sale securities                         59                        41                       --
Purchase of available for sale securities                                  (59)                       --                       --
Proceeds from sale of Royal Oak Savings
    Bank, F.S.B., net of expenses of sale                                   --                     7,420                       --
Proceeds from sale of branch facility                                      900                        --                       --
Net increase in investment in subsidiary                                    --                    (5,889)                      --
Other - net                                                                 12                      (311)                      --
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                  912                     1,261                       --
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Repayment of long-term debt qualifying as
    regulatory capital                                                      --                    (1,800)                      --
Dividends paid  - Common                                                (1,838)                   (1,659)                  (1,306)
                - Preferred                                               (294)                     (315)                    (315)
Redemption of preferred stock                                             (500)                       --                       --
Net proceeds from issuances of common stock                                 19                     1,858                    1,170
Issuance of treasury stock                                                 440                        --                       --
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (2,173)                   (1,916)                    (451)
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                             (2,117)                    2,556                      194
Cash, beginning of year                                                  2,949                       393                      199
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                       $  832                   $ 2,949                  $   393
====================================================================================================================================

--------------------------------------------------------------------------------

17.  SUBSEQUENT EVENT

     On February 5, 1997, the Company completed its issuance of trust capital securities (the "Capital Securities") that raised $20 million of capital ($19 million net proceeds after issuance expenses). The 9.58% Capital Securities, due February 1, 2027, were issued by Union State Capital Trust I (the "Trust"), a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock and advance the proceeds to the Company by purchasing junior subordinated debt of the Company. The Capital Securities may not be redeemed except under limited circumstances until February 1, 2007, and thereafter at a premium which reduces over a ten year period. Dividends will be paid semi-annually, beginning August 1, 1997.

     The Capital Securities qualify as Tier I or core capital for the Company under the Federal Reserve Board's risk-based capital guidelines. The proceeds of the sale of the Capital Securities is available for general corporate purposes, and a portion thereof has been used to retire the Company's existing outstanding preferred stock in the amount of $3,250,000 on February 14, 1997. Payments on the junior subordinated debt, which are in turn passed through the Trust to the Capital Securities holders, will be serviced through existing liquidity and cash flow sources of the Company. The Company will be permitted to deduct payments on the Capital Securities under current federal tax law.

     So long as no default has occurred and is continuing, the Company has the right under the junior subordinated indenture to defer the payment of interest at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods for any one extension (each such period an "Extension Period"); provided, however, that no Extension Period may extend beyond the stated maturity of the junior subordinated debt securities. During any Extension Period, the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company's capital stock (which includes common and preferred stock),
(ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the junior subordinated debt securities or (iii) make any guarantee payments with respect to any guarantee by the Company of the debt securities of any subsidiary of the Company if such guarantee ranks pari passu with or junior in interest to the junior subordinated debt securities, in each case subject to certain exceptions.

     Pursuant to the terms of the documents governing the Company's junior subordinated debt and the Capital Securities of the Trust affiliated with the Company, if the Company or its affiliate is in default under such securities, the Company is prohibited from repurchasing or making distributions, including dividends, on or with respect to its common or preferred stock and from making payments on any debt or guarantees which rank pari passu or junior to such securities.

     In addition, under the terms of the indenture governing its junior subordinated debt, the Company may not merge or consolidate with, or sell substantially all of its assets to, any other corporation, person or entity unless (a) the surviving corporation is a domestic corporation which expressly assumes the Company's obligations with respect to the junior subordinated debt and the Capital Securities and related documents, (b) there is no, and the merger or other transaction would not cause, a default under the junior subordinated debt, and (c) certain other conditions are met.

Independent Auditors' Report
                                                                             USB
--------------------------------------------------------------------------------

 Deloitte &
  Touche LLP
------------
            [LOGO]

Board of Directors and Stockholders
U.S.B. Holding Co., Inc.

We have audited the accompanying consolidated statements of condition of U.S.B. Holding Co., Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S.B. Holding Co., Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As described in Note 2, the Company changed its method of accounting for securities in 1994.


/s/ Deloitte & Touche LLP

January 24, 1997 (February 5, 1997 as to Note 17)
Stamford, Connecticut

                                                                             USB
--------------------------------------------------------------------------------

January 24, 1997

To the Stockholders of
U.S.B. Holding Co., Inc.

Re:  1996 Management Report

U.S.B. Holding Co., Inc. (the "Company") is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 1996 and for the year then ended. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

The consolidated financial statements have been audited by an independent accounting firm, Deloitte & Touche LLP, which was given unrestricted access to management and personnel, and to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors, and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on page 45.

Internal Control

Management is responsible for establishing and maintaining internal controls over the preparation of its published financial statements. The Company's internal controls are intended to provide reasonable assurance to the Company's Board of Directors and management regarding the preparation of financial statements in conformity with both generally accepted accounting principles and for the Company's bank subsidiary, Union State Bank, in conformity with the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income ("Call Report" instructions).

There are inherent limitations in the effectiveness of any structure of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control structure may vary over time. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to financial statement preparation.

Management assessed the institution's internal control structure over financial reporting, as of December 31, 1996, based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained an effective internal control structure over financial reporting as of December 31, 1996.

--------------------------------------------------------------------------------

Compliance with Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company's insured depository subsidiary, Union State Bank, has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1996.


              /s/ Thomas E. Hales                      /s/ Steven T. Sabatini

              Thomas E. Hales                         Steven T. Sabatini
              Chief Executive Officer                 Chief Financial Officer

Independent Accountants' Report

--------------------------------------------------------------------------------

 Deloitte &
  Touche LLP
------------
            [LOGO]

To the Board of Directors
U.S.B. Holding Co., Inc.
Orangeburg, New York

We have examined management's assertion that, as of December 31, 1996, U.S.B. Holding Co., Inc. and subsidiaries (the "Company") maintained an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and, for the Company's bank subsidiary, Union State Bank, in conformity with Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income ("Call Report" instructions) included in the accompanying 1996 Management Report to the stockholders.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over financial reporting, testing and evaluating the design and operating effectiveness of the internal control structure over financial reporting, including safeguarding of assets, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control structure over financial reporting to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

In our opinion, management's assertion that, as of December 31, 1996, the Company maintained an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and, for its bank subsidiary, the Call Report instructions is fairly stated, in all material respects, based on the criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.


/s/ Deloitte & Touche LLP

January 24, 1997
Stamford, Connecticut

Management's Discussion and Analysis
of Financial Condition and Results of Operations

                                                                             USB
--------------------------------------------------------------------------------

     This section presents discussion and analysis of the financial condition and results of operations of U.S.B. Holding Co., Inc. (the "Company") and its subsidiaries, including its banking subsidiaries (the "Banks"), Union State Bank (the "Bank") and its wholly-owned subsidiary U.S.B. Realty Corp. ("USBRC"), and Royal Oak Savings Bank, F.S.B. ("Royal"). Royal was sold as of December 31, 1995, as further discussed below and in Note 3 to the Consolidated Financial Statements. This discussion and analysis should be read in conjunction with the financial statements and supplemental financial data contained elsewhere in this report.

Selected Financial Data

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     (000's, except share data)
                                                                                     Year Ended December 31,
                                                          1996              1995             1994              1993            1992
------------------------------------------------------------------------------------------------------------------------------------
Operating Results:
Total interest income                                  $57,216       $    49,692      $    39,601       $    34,544     $    34,007
Total interest expense                                  27,601            24,318           15,933            13,138          15,293
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                     29,615            25,374           23,668            21,406          18,714
Provision for loan losses                                2,275             1,200              993               763             745
Income before income taxes                              14,188            13,638           10,126             9,805           7,449
Net income                                               9,414             9,327            7,000             6,200           4,750
Net income per common and
    common equivalent share                               1.40              1.43*            1.10*             1.03*           0.81*
Weighted average common and common
    equivalent shares outstanding                    6,512,997         6,304,758*       6,080,892*        5,687,112*      5,459,509*
Cash dividends per common share                            .30               .27*             .22*              .16*            .12*
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            (000's)
                                                                                    Year Ended December 31,
                                                          1996              1995             1994              1993            1992
------------------------------------------------------------------------------------------------------------------------------------
Financial Position:
Total loans, net                                      $497,769        $  387,437       $  330,250        $  272,971      $  229,753
Total assets                                           803,451           678,783          602,603           508,638         462,634
Total deposits                                         682,280           610,635          543,862           469,016         429,272
Borrowings                                              59,692            10,000            5,000                --              --
Long-term debt qualifying
    as regulatory capital                                  --                --             1,800             1,800           2,000
Stockholders' equity                                    56,866            51,333           38,319            34,435          28,525
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Quarterly Results of Operations
                                                                     (000's, except share data)

                                                     1996 Quarters                                       1995 Quarters
                                       Fourth      Third      Second       First       Fourth       Third       Second         First

------------------------------------------------------------------------------------------------------------------------------------
Interest income                       $15,573    $14,751     $13,812     $13,080      $13,247     $12,739       $12,126     $11,580
Net interest income                     7,888      7,646       7,246       6,835        6,808       6,481         6,142       5,943
Provision for loan losses                 600        600         600         475          500         275           225         200
Income before
     income taxes                       4,201      3,331       3,313       3,343        5,889       3,109         2,231       2,409
Net income                              2,864      2,175       2,125       2,250        4,052       2,075         1,500       1,700
Net income per common and
     common equivalent share              .43        .32**       .31**       .34*         .63*        .31*          .23*        .26*
====================================================================================================================================

*Adjusted to reflect a 10% stock dividend and two-for-one stock split in 1996.

** Adjusted to reflect two-for-one stock split in 1996.

--------------------------------------------------------------------------------

Daily Average Balances and Interest Rates

------------------------------------------------------------------------------------------------------------------------------------
                                                                       (000's, except percentages)
                                                                         Year Ended December 31,
                                                  1996                             1995                           1994
------------------------------------------------------------------------------------------------------------------------------------
                                   Average                Yield/     Average               Yield/     Average                Yield/
                                   Balance     Interest    Rate      Balance     Interest    Rate     Balance    Interest      Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Interest bearing deposits       $      388    $      39    10.1%   $    2,132   $     137     6.4%  $    1,169   $      54      4.6%
Federal funds sold                  12,925          693     5.4        16,917       1,013     6.0        4,325         167      3.9
Securities:
    U.S. Treasury and
      government agencies           75,678        5,123     6.8        42,013       2,907     6.9       24,563       1,140      4.6
    Mortgage-backed securities     104,865        6,873     6.6       115,504       7,741     6.7       93,056       6,032      6.5
    Obligations of states and
      political subdivisions        63,396        4,960     7.8        69,427       5,295     7.6       74,402       5,352      7.2
    Corporate bonds, FHLB
      stock, and other securities    8,777          745     8.5        16,311       1,417     8.7       26,996       1,802      6.7
Loans, net                         444,980       40,660     9.1       352,244      33,222     9.4      305,411      26,937      8.8
------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets      711,009       59,093     8.3%      614,548      51,732     8.4%     529,922      41,484      7.8%
------------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets:
Cash and due from banks             22,756                             22,359                           21,106
Other assets                        17,611                             18,240                           16,982
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                             $751,376                           $655,147                         $568,010
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
    Money market                  $ 53,794      $ 1,445     2.7%     $ 65,080    $  1,945     3.0%   $  78,746    $  1,889      2.4%
    Savings                        206,932        8,085     3.9       143,931       4,705     3.3      119,995       2,775      2.3
    Time                           281,178       15,590     5.5       268,611      16,144     6.0      211,398      10,077      4.8
    NOW                             41,055          654     1.6        40,667         644     1.6       39,610         604      1.5
Federal funds purchased,
    securities sold under
    agreements to repurchase
    and Federal Home Loan
    Bank advances                   30,857        1,827     5.9        13,243         816     6.2       10,147         451      4.4
Long-term debt qualifying as
    regulatory capital                  --           --      --           710          64     9.0        1,800         137      7.6
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities 613,816       27,601     4.5       532,242      24,318     4.6      461,696      15,933      3.5
------------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities
    and stockholders' equity:
Demand deposits                     82,491                             75,564                           65,120
Other liabilities                    2,535                              2,933                            3,438
Stockholders' equity                52,534                             44,408                           37,756
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                             $751,376                           $655,147                         $568,010
====================================================================================================================================
NET INTEREST EARNINGS                           $31,492                           $27,414                          $25,551
====================================================================================================================================
NET YIELD ON INTEREST
    EARNING ASSETS                                          4.4%                              4.5%                              4.8%
====================================================================================================================================

The statistical data contained herein has been adjusted to a tax equivalent basis, based on the federal statutory tax rates of 35% in 1996 and 1995 and 34% in 1994, and applicable state tax rates.

                                                                             USB
--------------------------------------------------------------------------------

Summary of Results

     The Company (including results for the Bank prior to the Company's formation as of holding company) recorded its eighteenth consecutive year of increased net income in 1996. Net income was $9.4 million for the year ended December 31, 1996, a 1 percent increase over 1995 net income of $9.3 million. Net income for 1995 reflected an increase of 33.2 percent over that recorded in 1994. Net income for 1995 includes a gain of $2.1 million, net of tax, from the sale of the Company's subsidiary, Royal Oak Savings Bank, F.S.B. ("Royal"), headquartered in Randallstown, Maryland, while 1996 net income includes approximately $.3 million attributable to the sale of a branch facility which was previously part of Royal's branch system. Excluding the net gain on sale of Royal in 1995 and net income from the sale of the Royal branch in 1996, as well as net income of Royal in 1995 ($.2 million), the increase in 1996 net income was $2.1 million or an increase of 29.9 percent. Before the net gain on the Royal transaction and net income of Royal, the Company recorded 1995 net income of $7.0 million, or a 6.1 percent increase over 1994 net income, excluding Royal net income of $.4 million. The 1996 results reflect higher net interest income and other operating income (excluding the Royal transactions discussed above), and a significant reduction in FDIC insurance and other non-interest expenses, offset by a higher provision for loan losses and higher operating expenses, as the Company made additional investments in people, new branches, products and technology to ensure its competitive position and increase its future revenue base.

     Net income per common and common equivalent share of $1.40 in 1996 decreased slightly compared to $1.43 per common and common equivalent share in 1995, due to a higher amount of average common stock and common stock equivalents outstanding for 1996. Excluding the effects of the Royal transactions described above and Royal net income in 1995, net income per common and common equivalent share increased $.29 or 27.4 percent over the 1995 amount. Per share amounts reflect the 10 percent stock dividend distributed by the Company on June 14, 1996 and the two-for-one stock split in the form of a 100 percent stock dividend distributed December 30, 1996. Net income per common and common equivalent share for 1995 was 30.0 percent higher than the $1.10 recorded in 1994. Excluding the net gain from the sale of Royal and net income of Royal in 1995 and 1994, net income per common and common equivalent share was $1.06 and $1.03, respectively, which represents a 2.9 percent increase in 1995 over 1994. Return on average common stockholders' equity was 18.60 percent in 1996, compared to 22.17 percent in 1995 and 19.66 percent in 1994. Return on average total assets in 1996 was 1.25 percent, compared to 1.42 percent in 1995, and
1.23 percent in 1994.

     Record net interest income for 1996 rose to $29,615,000 or a 16.7 percent increase over the $25,374,000 recorded in 1995, compared to a 7.2 percent increase in 1995 over 1994. These increases resulted principally from continuing growth in interest earning assets, primarily loans, partially offset by a narrowing interest rate spread in 1995. The interest rate spread on a tax equivalent basis remained flat at 3.8 percent in both 1996 and 1995, as a result of the flat yield curve in both years and the effects of additional leveraging of the balance sheet, while 1995 decreased significantly as compared to 1994 due generally to increasing interest rates, increased leverage of the balance sheet, and the flat yield curve. Non-interest income for 1996 increased by $1,232,000 as compared to 1995, excluding the 1995 gain on sale of Royal, primarily as a result of higher securities gains, the gain from sale of the Royal branch facility, and other income, offset by lower service fee income and mortgage servicing fees and a loss on sale of loans. Non-interest income increased by $4,160,000 in 1995 as compared to 1994, primarily due to the net gain before taxes of $3,520,000 from the sale of Royal, higher net gains on sale of securities and loans of $536,000 and higher other income of $147,000, while mortgage servicing income and service charges and fees were slightly lower than the prior year. The overall increase in revenues was partially offset by 1.8 and
13.7 percent increases in non-interest expense in 1996 and 1995, respectively, reflecting increases in such costs as salaries and employee benefits, occupancy and equipment expense and other costs, as a result of the continuing growth of the Company and its investment in people and technology, partially offset in both 1996 and 1995 by a reduction in FDIC insurance expense and by lower other non-interest expenses in 1996. Other non-interest expense was higher in 1995 as compared to 1996 and 1994, due to an employee settlement, a contribution to the U.S.B. Foundation, and higher branch charge-offs. A higher effective tax rate in 1996 and 1995 also reduced net income in these years.

     The Company's total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of 8 percent, as the total ratio equaled 11.50 percent and 12.26 percent at December 31, 1996 and 1995, respectively. The leverage capital ratio decreased to 7.06 percent at December 31, 1996 from 7.43 percent in 1995, reflecting a higher level of assets at December 31, 1996.

--------------------------------------------------------------------------------

Interest Differential

    The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 1996 and 1995, and the years ended December 31, 1995 and 1994, on a tax equivalent basis.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (000's)

                                                         1996 Compared to 1995                        1995 Compared to 1994
                                                           Increase (Decrease)                         Increase (Decrease)
                                                            Due to Change in                             Due to Change in
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Total                                       Total
                                                 Average       Average         Increase        Average        Average      Increase
                                                  Volume          Rate       (Decrease)         Volume           Rate    (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest bearing deposits                      $ (149.5)  $      51.5       $   (98.0)     $     56.3     $      26.7    $     83.0
Federal funds sold                               (221.7)        (98.3)         (320.0)          711.4           134.6         846.0
Securities:
    U.S. Treasury and government agencies       2,280.3         (64.3)        2,216.0         1,045.0           722.0       1,767.0
    Mortgage-backed securities                   (700.3)       (167.7)         (868.0)        1,498.4           210.6       1,709.0
    Obligations of states and
        political subdivisions                   (469.1)        134.1          (335.0)         (369.2)          312.2         (57.0)
    Corporate bonds, FHLB stock,
        and other securities                     (640.2)        (31.8)         (672.0)         (835.3)          450.3        (385.0)
Loans, net                                      8,502.6      (1,064.6)        7,438.0         4,327.9         1,957.1       6,285.0
------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                   8,602.1      (1,241.1)        7,361.0         6,434.5         3,813.5      10,248.0
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Deposits:
    Money market                                 (315.7)       (184.3)         (500.0)         (361.2)          417.2          56.0
    Savings                                     2,337.5       1,042.5         3,380.0           628.0         1,302.0       1,930.0
    Time                                          733.3      (1,287.3)         (554.0)        3,089.5         2,977.5       6,067.0
    NOW                                             6.2           3.8            10.0            16.4            23.6          40.0
Federal funds purchased, securities sold under
     agreements to repurchase and
     Federal Home Loan Bank advances            1,043.9         (32.9)        1,011.0           161.1           203.9         365.0
Long-term debt qualifying as regulatory capital   (64.0)           --           (64.0)          (94.7)           21.7         (73.0)
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities              3,741.2        (458.2)        3,283.0         3,439.1         4,945.9       8,385.0
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest differential   $4,860.9    $   (782.9)      $ 4,078.0        $2,995.4       $(1,132.4)     $1,863.0
====================================================================================================================================

The variance not solely due to rate or volume is allocated between the rate and volume variances based upon their absolute relative weights to the total change.

Net Interest Income

     Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. Net interest income of $31.5 million on a tax equivalent basis for 1996 reflects a 14.9 percent increase over the $27.4 million in 1995. Net interest income on a tax equivalent basis for 1995 rose to $27.4 million, or a
7.3 percent increase over the $25.6 million for 1994. Net interest income benefited by the increase in the excess of average interest earning assets over average interest bearing liabilities to $97.2 million in 1996 from $82.3 million and $68.2 million for 1995 and 1994, respectively.

     Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in U.S. Treasury and government agencies securities and loans contributed to higher interest income in 1996, as compared to 1995. These increases were offset by lower volume for all other categories, partially offset by lower average interest rates in all asset categories, except interest bearing deposits and obligations of states and political subdivisions. Volume increases also contributed to higher net interest income in 1995 in all components of interest earning assets, except obligations of states and political subdivisions and corporate and other securities. Interest income was also higher in 1995 due to generally higher interest rates earned on interest earning assets. Average interest earning assets increased in 1996 to $711.0 million over the $614.5 million in 1995, compared to $529.9 million in 1994, reflecting a 15.7 percent and 16.0 percent increase in 1996 and 1995, respectively. The Company's ability to make changes in the asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets.

                                                                             USB
--------------------------------------------------------------------------------

     Loans are the largest component of interest earning assets and due to their significance are carefully reviewed with respect to the Company's overall interest sensitivity position. In 1996, average net loan balances increased $92.7 million to $445.0 million compared to 1995, while average net loans increased $46.8 million in 1995. Net loans outstanding increased $110.3 million to $497.8 million at December 31, 1996 from $387.4 million at December 31, 1995, or a 28.5 percent increase, compared to an increase of $57.2 million in 1995 over 1994, or 17.3 percent. Interest income on loans in 1996, increased due to higher volume, partially offset by lower interest rates. In 1995, the increase in interest income on loans was attributable to increased volume, and also due to higher rates, continuing the increase which began in the latter part of 1994 through the first quarter of 1995, while medium to long-term rates began to decline in the second through fourth quarters of that year. Loan interest income was also affected by interest income not recorded on nonaccrual loans of $840,000 in 1996, $226,000 in 1995 and $500,000 in 1994.

     The average balances of total securities increased in both 1996 and 1995, due principally to efforts to effectively leverage capital and, in 1995, as a result of deposit growth exceeding loan demand, as well as management's efforts to balance the risk and liquidity of the entire portfolio. Overall, the net volume increase in securities resulted in increased interest income on securities in both years. Interest income on securities was also affected by higher short to medium-term yields for most of 1995, while interest rates on securities were generally lower in 1996.

     Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities. Interest expense in 1996 increased $3,283,000, or
13.5 percent to $27.6 million, following the 1995 increase of $8,385,000, or
52.6 percent, compared to 1994. Average balances in substantially all categories (except for money market accounts, and long-term debt) increased in both 1996 and 1995, due principally to the opening of the Stony Point branch in 1996 and the Ossining branch in 1995, as well as continuing growth of deposits in existing branches. In addition, management decided to maximize leveraging of the Bank's capital by increasing time deposits of municipalities, Federal Home Loan Bank advances and borrowings under securities sold with agreements to repurchase, and investing these funds in short and medium-term investments and loan originations. The level of non-interest bearing average demand deposits which increased in 1996 to $82.5 million from $75.6 million in 1995, compared to $65.1 million in 1994, is an integral aspect of liability management and has a direct impact on the determination of net interest income. In May, 1995, the Company repaid its long-term debt. In 1996 interest rates on average interest bearing deposits declined due to the lower rate environment, except for savings account interest rates which increased due to a higher level of deposits in high rate savings products. In 1995, interest rates on average interest bearing deposits increased overall, principally due to the increases in rates on savings accounts, money market and time deposits and other borrowings during periods of higher short-term interest rates. The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 1996 is as follows:
--------------------------------------------------------------------------------
                                                  1996      1995      1994
--------------------------------------------------------------------------------
Average interest rate on:
Total average interest-
  earning assets                                  8.3%      8.4%      7.8%
Total average interest-
  bearing liabilities                             4.5       4.6       3.5
--------------------------------------------------------------------------------
Total interest rate spread                        3.8%      3.8%      4.3%
================================================================================

     During 1996, the Bank maintained its interest rate spread at 3.8 percent consistent with that of 1995. The net interest spread decrease of 50 basis points between 1995 and 1994 is attributable to a shift in the Banks' funding mix from lower cost savings and interest bearing transaction accounts to higher cost savings and time deposit accounts, and higher average short-term rates in 1995, which significantly affect deposit rates, as well as a lag in the repricing of assets in a rising rate environment in early 1995 and the effect of leverage transactions. Management cannot predict what impact market conditions will have on its interest rate spread, and, therefore, further compression in the net interest margin may occur.

Non-Interest Income

     Excluding the gain on sale of Royal in 1995, non-interest income for 1996 increased by $1,232,000 over 1995. Non-interest income for 1995 increased by
131.9 percent to $7.3 million from the $3.2 million recorded in 1994, primarily, as a result of the net gain before income taxes of $3.5 million from the sale of Royal. Non-interest income is also higher in 1995 compared to 1994, due to higher net gains from security and loan sales of $536,000, and higher other income, partially offset by slightly lower mortgage servicing income and service charges and fees. Non-interest income in 1996 is higher than that recorded in 1995 before the gain on sale of Royal, due to higher gains on security and loan sales of $541,000, and the gain on sale of the Royal branch facility of $600,000 and higher other income, partially offset by lower mortgage servicing income and service charges and fees.

--------------------------------------------------------------------------------

     The net gain on the sale of Royal reflects the sale of this thrift subsidiary on December 31, 1995, to Monocacy Bancshares, Inc., parent company of Taneytown Bank & Trust Company, Taneytown, Maryland. The sales price of $7.8 million was determined based on an 8.5% premium on deposits of Royal at the date of sale, plus an agreed upon premium for certain loan servicing and other assets of Royal, and an amount equal to common stock, paid-in capital and retained earnings at the date of sale. The sales price was reduced by the Company's investment in Royal of $3.9 million, and expenses of sale and management bonus of approximately $400,000.

     Net gains on securities transactions principally result from the sales of securities to restructure the portfolio, manage cash flow and reduce long-term market value volatility of the portfolio in response to changes in interest rates.

     Gains (losses) on loans held for sale are primarily realized from sales of residential mortgage loans held for sale and originated principally from fixed rate mortgage promotions. Net losses on loans held for sale of $54,000 and $381,000 in 1996 and 1994, respectively, were due to write-downs of fixed rate mortgage loans held for sale during periods of increasing interest rates, and in 1994, also due to losses on cash sales to FHLMC. The decision to sell loans in any period is influenced by the amount and type of loans originated in relation to the total portfolio, the secondary market environment and the interest rate environment.

     Mortgage servicing fees decreased to $244,000 in 1996, a 28.2 percent decrease from $340,000 in 1995, a 6.1 percent decrease from $362,000 in 1994. Mortgage servicing fees decreased due to a decrease in volume of primarily fixed rate loans sold to FHLMC with servicing retained, as the Bank decided to retain approximately $21.0 million and $5.5 million of residential loan originations in portfolio in 1996 and 1995, respectively. In addition, originations were lower in the first half of 1995 due to higher interest rates. The Company expects to continue to originate and sell/swap residential mortgages in the secondary market as opportunities exist.

     Service charges and fees on deposit accounts decreased 6.9% in 1996, while remaining relatively flat in 1995. Although deposit accounts increased in both years, lower insufficient funds charges and higher competition impacted increases in fees.

     Other income increased $367,000 and $147,000 in 1996 and 1995, respectively, compared to the prior year. Increases in both years reflect higher income from merchant credit card transactions and other fees, and, a loan prepayment fee of $101,000 in 1996.

Non-Interest Expense

     Non-interest expense rose to $18.2 million for 1996, or 1.8 percent over the $17.9 million for 1995, compared to a 13.7 percent increase in 1995 over the $15.7 million for 1994. The Company's overhead ratio which compares non-interest expense to total adjusted revenue (taxable equivalent net interest income, plus non-interest income excluding gains or losses on securities and loan sales and the gain on sale of Royal) decreased to 50.84 percent in 1996 compared to 57.61 percent in 1995 and 54.12 percent in 1994.

     Salaries and employee benefits, the largest component of non-interest expense, rose 14.8 percent in 1996 to $10.3 million, compared to a 9.8 percent increase in 1995 to $9.0 million from the $8.2 million in 1994. During 1996 and 1995, the Bank opened one branch in each year, resulting in increased staff. The increases in both years also reflect the costs of additional personnel necessary for the Bank to accommodate the increases in both deposits and loans resulting from the expansion of services and products available to customers, as well as annual merit increases. Increases in salaries and employee benefits in both 1996 and 1995 were also attributable to incentive compensation programs and other benefit plans necessary to be competitive in attracting and retaining high quality and experienced personnel and health care costs, and costs associated with related payroll taxes. The percentages of salaries and employee benefits to total average assets remained flat in 1996 and 1995 compared to the prior year, and as a percentage of total non-interest expense, increased in 1996 compared to 1995, and decreased in 1995 as compared to 1994.

--------------------------------------------------------------------------------
                                                      1996      1995      1994
--------------------------------------------------------------------------------
Employees at December 31,
Full-time employees                                    206       183       177
Part-time employees                                     23        28        30

Salaries and employee benefits                       (000's except percentages)
Salaries                                           $ 6,766   $ 6,168   $ 5,404
Payroll taxes                                          670       623       556
KSOP                                                   422       315       299
Medical plans                                          682       618       534
Incentive compensation plans                         1,539     1,094     1,239
Other                                                  243       175       162
--------------------------------------------------------------------------------
Total                                              $10,322   $ 8,993   $ 8,194
================================================================================
Percentage of total average assets                     1.4%      1.4%      1.4%
Percentage of total non-interest
    expense                                           56.8%     50.4%     52.2%
================================================================================

                                                                             USB
--------------------------------------------------------------------------------

     Occupancy and equipment expenses rose to $3.4 million in 1996, a 4.0 percent increase over 1995, compared to $3.3 million in 1995, a 15.7 percent increase over 1994. The 1996 and 1995 increases were due to a full year of expenses for the branch opened in the prior year, current year branch openings and increased utilization of the Corporate Headquarters by the Bank, offset in 1996 by the elimination of occupancy expense of Royal. Equipment expense continued to increase as a result of higher depreciation and maintenance costs associated with the in-house IBM AS-400 computer and capital investments over the last several years in systems designed to enhance bank-wide operating and processing capabilities. All years also reflect the rising costs of such items as fuel, electricity, real estate taxes and other costs of operating the Company's facilities.

     Advertising and business development expense decreased to $867,000, or a
4.2 percent decrease compared to the $905,000 recorded in 1995. Advertising and business development expense increased 11.0 percent in 1995 over the 1994 level. The decrease in 1996 reflects management of advertising costs, while the increase in 1995 is due principally to increased deposit (savings and time deposit) promotions in connection with new branch openings, mortgage/home equity loan promotional campaigns, and the expansion of the Chairman's Council business development campaign programs.

     Professional fees increased 11.2 percent to $1,033,000 in 1996 from $929,000 in 1995, which was a 41.6 percent increase from the $656,000 recorded in 1994. The increases in 1996 and 1995 were due to professional fees associated with loan collections and foreclosures, higher external audit fees due to implementation of certain reporting requirements required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and other litigation costs.

     Communications expense increased 8.3 percent in 1996 to $625,000 from $577,000 in 1995, a 6.5 percent increase from $542,000 in 1994. The increases were due principally to the additional telephone lines required for computer hookups and telephones for the new branches and increases in business volume.

     FDIC insurance decreased by $686,000 to $2,000 in 1996 and $417,000 to $688,000 in 1995, as the Bank Insurance Fund reached its required level of 1.25 percent of insured deposits. This resulted in a reduction of premiums from $.23 to $.04 per $100 of insured deposits during the second quarter and throughout the second half of 1995, while premiums were virtually eliminated in 1996.

--------------------------------------------------------------------------------
                                               (000's, except percentages)
                                          1996           1995             1994
--------------------------------------------------------------------------------
FDIC insurance expense                    $  2        $   688           $ 1,105
Percentage of average
    deposits                                NM            .12%              .21%
FDIC fee per $100                           NM        $.04-$.23         $   .23
Percentage of total non-
    interest expense                        NM            3.9%              7.0%
NM - Not Meaningful
================================================================================

     The Company incurred $156,000, $186,000 and $102,000 in 1996, 1995 and
1994, respectively, in expenditures related to maintaining foreclosed properties and additional write-downs of carrying values on such properties. Costs increased in 1995 due to a higher level of OREO, while 1996 costs declined, primarily from higher gains realized on sales of OREO and a declining level of assets classified as other real estate. Expenditures associated with expenses in this category are comprised of real estate taxes, insurance, utilities, maintenance and other charges required to protect the Company's interest in the properties. In general, the longer the foreclosed properties are held, the total cost to maintain such properties will increase; however, to the extent time between acquisition of a property and its sale is reduced, the holding cost per property should decline. In general, the Company seeks to dispose of other real estate owned as expeditiously as possible. However, the ability to dispose of other real estate owned is highly dependent on market conditions in the area in which a property is located.

     Other non-interest expenses, as reflected in the following table, decreased
28.2 percent in 1996, compared to an increase of 60.4 percent in 1995 from 1994. The 1996 decrease was primarily due to an employee settlement and a contribution to the U.S.B. Foundation in 1995, partially offset by higher credit card expenses. The 1995 increase compared to 1994 is primarily due to a $250,000 contribution to the U.S.B. Foundation, a not-for-profit entity that makes contributions to worthwhile organizations serving the community, an employee settlement of $236,000, an increase in teller and branch charge-offs (primarily resulting from check fraud), and an increase in credit card expense, as the introduction of this product was expanded in 1995.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                 (000's, except for percentages)
                                                      1996     1995     1994
--------------------------------------------------------------------------------
Other non-interest expenses
Other insurance                                     $  216   $  206   $  221
Courier fees                                           196      202      164
Dues, meetings and seminars                            221      253      254
Amortization of intangibles                             22       89       96
Outside services                                       288      361      319
Employee settlement                                     --      236       --
U.S.B. Foundation                                       --      250       --
Credit card related expense                            210      103       41
Other                                                  215      205       93
--------------------------------------------------------------------------------
Total                                               $1,368   $1,905   $1,188
--------------------------------------------------------------------------------
Percentage of total average
  assets                                               .18%     .29%     .21%
--------------------------------------------------------------------------------
Percentage of total non-interest
  expense                                              7.5%    10.7%     7.6%
================================================================================

     To monitor and control the level of non-interest expenses, as well as non-interest income, the Company continually monitors the system of internal budgeting, including analysis and follow-up of budget variances.

Income Taxes

     Income tax provisions of $4,774,000, $4,311,000, and $3,126,000 were recorded in 1996, 1995 and 1994, respectively. The Company is currently subject to both a statutory incremental Federal tax rate of 35 percent (34 percent in 1994), and a New York State tax rate of 9 percent, plus a surcharge of 19-1/2 percent in 1996, 24-1/2 percent in 1995 and 29-1/2 percent in 1994. Royal's operation was subject to a Maryland state tax rate of 7 percent. The Company's overall effective tax rate was 33.6 percent, 31.6 percent, and 30.9 percent in 1996, 1995 and 1994, respectively.

     The increase in the overall effective tax rate in 1996 and 1995 reflects a higher Federal statutory rate and a lower percent of non-taxable security income. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Securities Portfolio

     Securities are selected to provide safety of principal, liquidity, and produce income on excess funds during structural changes in the composition of deposits, as well as during cyclical and seasonal changes in loan demand. In order to manage liquidity and control interest rate risk, the Company's investment strategy may focus on securities which have short maturities, adjustable rate securities, or those whose cash flow patterns result in a lower degree of interest rate risk.

     The securities portfolio of $249.8 million and $231.2 million at December 31, 1996 and 1995, respectively, consists of securities held to maturity totalling $81.0 million and $60.3 million, and securities available for sale totalling $168.8 million and $170.9 million, respectively.

     In accordance with SFAS No. 115, the Bank's investment policy includes a determination of the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities held for indefinite periods of time and not intended to be held to maturity include securities that management intends to use as part of its asset/liability strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors. Such securities are classified as available for sale and carried at fair value.

     Upon implementation of SFAS No. 115 in 1994, the Company, acting upon further regulatory clarification, transferred certain of its collateralized mortgage obligations which met the new regulatory parameters to its held to maturity portfolio. In 1995, the Company further reclassified all securities, except for substantially all municipal securities, to available for sale, as permitted by the Financial Accounting Standards Board (also see Note 4 to the Notes to Consolidated Financial Statements included elsewhere herein).

     Securities represent approximately 35.5 percent, 39.6 percent and 41.3 percent of average interest-earning assets in 1996, 1995 and 1994, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company's investment strategy. The size of the securities portfolio will depend on deposit and loan growth, and the ability of the Bank to take advantage of leverage opportunities. The carrying value, fair value, weighted average yields and maturity distributions of securities, are included in the Notes to the Consolidated Financial Statements appearing elsewhere herein.

     Obligations of U.S. Treasury and government agencies principally consist of U.S. Treasury obligations and Federal Home Loan Bank, Federal National Mortgage Association ("FNMA") and FHLMC debentures and notes. In 1996 and 1995, average balances outstanding of such securities increased $33.7

                                                                             USB
--------------------------------------------------------------------------------

million and $17.5 million, respectively, primarily due to the purchase of bonds, principally callable within one to three years and which are expected by management to be called prior to maturity based upon its evaluation of interest rates at the time of purchase.

     The decrease of $10.6 million in 1996 and the increase of $22.4 million in 1995 in average balances of mortgage-backed securities were principally due to transactions in U.S. government agency mortgage-backed securities consisting of FNMA and FHLMC securities. FNMA and FHLMC guarantee the payment of interest at the applicable certificate rate and the full collection on the mortgages backing the securities which they issue; however, such securities are not backed by the full faith and credit of the United States.

     The following table sets forth additional information concerning mortgage-backed securities at amortized cost for the periods indicated.

--------------------------------------------------------------------------------
                                                              (000's)
                                                           December 31,
                                                      1996      1995      1994
--------------------------------------------------------------------------------
U.S. government agency:
  Mortgage-backed securities
    Fixed rate                                    $  8,239  $ 13,266  $ 33,882
    Adjustable rate                                 12,648    16,884    12,885
  Collateralized mortgage
       obligations
    Fixed rate                                      37,200    50,596    57,823
    Adjustable rate                                 41,783    27,639     4,685
Other                                                  470       990     1,179
--------------------------------------------------------------------------------
Total                                             $100,340  $109,375  $110,454
================================================================================

     The decrease in fixed rate U.S. government agency mortgage-backed securities in 1996 and 1995 reflects, in addition to principal amortizations and prepayments, sales of $4.3 million and $18.2 million, respectively, of these securities whose market values would decrease and the weighted average lives would extend, as prepayments slow in a rising interest rate environment. The decrease of U.S. government agency adjustable rate mortgage-backed securities in 1996 reflects increased prepayments of these securities. The increase in adjustable rate U.S. government agency mortgage-backed securities in 1995 is due primarily to the purchases of $6.6 million of adjustable rate mortgage-backed securities, partially offset by principal amortizations and prepayments. The decrease in fixed rate collateralized mortgage obligations ("CMOs") in 1996 and 1995 is primarily due to principal amortizations and prepayments, and in 1996, sales of $9.5 million of low rate CMOs to restructure the portfolio. Adjustable rate CMOs reflect the purchases of $14.3 million in 1996 and $23.0 million in 1995 of floating rate collateralized mortgage obligations, respectively. The interest rates on these floating rate securities periodically adjust at certain spreads to market indices and typically contain maximum lifetime caps. These transactions generally resulted in a shortening of the portfolio's average rate repricing period.

     Obligations of states and political subdivision securities decreased by $6.0 million and $5.0 million in average balances in 1996 and 1995 , respectively, as the Bank invested in other securities with higher yields and shorter maturities, and due to the limited availablity of state and political subdivision securities. At December 31, 1996, such obligations, principally of New York State and political subdivisions, have diversified final maturities. The Company considers such securities a core investment, with favorable tax equivalent yields and have classified substantially all such securities as held to maturity.

     The Company invests in FHLB stock and medium-term corporate debt securities and other securities which are rated investment grade by nationally recognized credit rating organizations. The Bank is a member of the Federal Home Loan Bank of New York, which required ownership of $4.2 million of its stock at December 31, 1996 ($1.7 million in 1995) . The Bank utilizes the Federal Home Loan Bank of New York to sell federal funds and obtain advances for funding needs. Average balances of corporate securities, FHLB stock and other securities, decreased $7.5 million in 1996 and $10.7 million in 1995, primarily due to narrowing spreads on corporate and other securities. The Company, as a matter of policy, does not invest in non-rated securities or securities rated less than investment grade at the time of purchase.

     The Company has continued to exercise its conservative approach to investing by purchasing high credit quality investments and controlling interest rate risk by averaging investments in medium-term maturities or with securities having interest rates that reprice periodically. Generally, most securities may be used to collateralize borrowings and public deposits, and therefore the securities portfolio is an integral part of the Company's funding strategy.

     Except for securities of the U. S. Treasury and government agencies (principally callable and mortgage-backed securities), there were no obligations of any single issuer which exceeded ten percent of stockholders' equity at December 31, 1996.

--------------------------------------------------------------------------------

Loan Portfolio

     During 1996, the average balances of loans of the Company increased $92.7 million to $ 445.0 million, and balances in 1995 increased $46.8 million to $352.2 million, as compared to the 1994 balance of $305.4 million. At December 31, 1996, loans outstanding increased $112.1 million to $503.5 million, or a
28.7 percent increase compared to 1995. Loans outstanding at December 31, 1995 increased $57.8 million, or 17.3 percent over 1994. This growth resulted primarily from: an increase of $55.3 million and $20.0 million in 1996 and 1995, respectively, in commercial mortgages which primarily reprice after three to five years to an index based on the three year or five year Treasury bill; increases in construction and land development loans, principally variable rate loans which are based on the prime rate as published in the Wall Street Journal, of $29.4 million and $14.9 million, respectively, as both the real estate market and business activity increased during each year; increases in time and demand loans of $6.1 million in 1996 ($11.5 million increase in 1995); as well as a $16.7 million increase in 1996 ($10.4 million in 1995) in residential real estate loans and home equity loans; and increases in credit card loans of $5.7 million in 1996 and $2.6 million in 1995; while installment and other loans declined $.9 million and $1.8 million in 1996 and 1995, respectively.

     Real estate collateralized loans consisting of construction mortgages, interim and permanent commercial mortgages, home equity and residential mortgages, represent approximately 89 and 88 percent of total gross loans in 1996 and 1995, respectively. The Bank is approved by FHLMC and FNMA as a preferred seller of residential mortgages, which allows more active participation in the home mortgage market, enabling the Bank to meet the community's needs for housing. This also allows the Bank the flexibility to determine if profit margins are best achieved by retention or sale of earning assets and also generates loan origination fees and loan servicing income from the collection and processing of monthly loan payments.

     As part of its secondary marketing activities, 15 and 30 year residential real estate loans with fixed rates are generally originated with an intent of selling qualifying loans. During 1996, 1995 and 1994, the Company took advantage of the secondary market by selling for cash $.6 million, $4.1 million and $13.1 million to FHLMC, and exchanged $20.9 million with FHLMC for guaranteed participation certificates in residential mortgage pools in 1994. Commercial mortgages and construction and land development loans, which increased significantly in both 1996 and 1995, and generally involve more risk than residential loans, will continue to be emphasized as such loans represent quality real estate secured loans. At December 31, 1996, the Bank has approximately $54.0 million and $34.2 million of committed but unissued (including lines of credit) commercial mortgage, construction and land development loans, and residential mortgages, respectively. At December 31, 1996 and 1995, approximately $.4 million, of fixed rate residential loans (including commitments) were held for sale in each year.

     Installment loans to individuals and businesses represented 2.9 percent,
3.8 percent and 6.2 percent of total gross loans in 1996, 1995 and 1994, respectively. The declining trend of installment loans to gross loans was due to normal principal repayments by borrowers, a slowdown in automobile loans as automobile manufacturers offer special financial incentives, including lower interest rates, and the inability of borrowers to deduct interest under the existing tax laws.

     In 1994, Royal established a Visa credit card business, which was sold to the Bank in 1995. Affinity cards with the Masons of Maryland and New Hampshire, and a Union State Bank Visa card and MasterCard are currently offered. In 1996, the Bank purchased a portfolio of credit cards aggregating $4.3 million in outstanding lines and $1.7 million in balances. At December 31, 1996, the Bank had credit card lines of $23.5 million, and outstanding balances of $8.3 million. The credit card business allows the Bank to increase its consumer lending business and also diversify the loan portfolio.

     It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Regulatory requirements generally prohibit the accrual of interest on certain loans when principal or interest is due and remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection. Nonaccrual loans, which are primarily secured by real estate and lease receivables, increased in each of the years ended December 31, 1996 and 1994, to $8.1 million and $5.9 million, respectively, and decreased in 1995 to $4.0 million. The increase in 1996 is principally due to the addition of the Bennett Funding Group loans of $3.3 million, which are collateralized by cash and lease receivables. The Bennett Funding Group filed for Bankruptcy during 1996, and collection of these loans has been delayed by the bankruptcy proceedings. Net income is adversely impacted by the level of non-performing assets caused by the deterioration of borrowers' ability to meet scheduled interest and principal payments. In addition to foregone revenue, the Company must increase the level of

                                                                             USB
--------------------------------------------------------------------------------

provisions for loan losses, incur higher collection costs, and other costs associated with the management and disposition of foreclosed properties.

     The most significant non-performing loans have been in construction loans and real estate related commercial loans, and in 1996, the Bennett Funding Group loans discussed above. Although the Bank has an aggressive foreclosure policy, the process is slow and is hampered by market factors. The level of non-performing assets has negatively impacted the Company's net interest income and operating results. Management believes that the level of non-performing assets will continue to impact net interest income. Net loan charge-offs against the allowance for loan losses decreased in 1996 to $437,000 compared to 1995 and increased in 1995 to $616,000 from $525,000 in 1994. At December 31, 1996, restructured loans decreased to $2.1 million from $4.1 million in 1995, compared to $5.8 million in 1994. Loans considered to be impaired under SFAS 114 approximated $7.8 million (including the Bennett Funding Group Loans) and $4.1 million at December 31, 1996 and 1995, respectively.

Provision for Loan Losses

     The allowance for loan losses is available to absorb charge-offs from any loan category, while additions are made through charges to income and recoveries of loans previously charged-off. An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the loan review function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment and a review of the historical loss experience. Based upon management's assessment of the degree of risk associated with the various elements of the loan portfolio, it is estimated that at December 31, 1996 and 1995, 6 percent and 9 percent of the allowance for loan losses, respectively, is applicable to time and demand loans, 66 percent and 77 percent, respectively, relate to loans secured by real estate, including commercial and construction loans, and 28 percent and 14 percent, respectively, is applicable to installment, credit card and other loans.

     As with any financial institution, poor economic conditions, high inflation, high interest rates, or high unemployment may lead to increased losses in the loan portfolio. Conversely, improvements in economic conditions tend to reduce the amounts charged against the allowance. Management has established various controls in order to limit future losses, such as (1) a "watchlist" of possible problem loans, (2) various loan policies concerning loan administration (loan file documentation, disclosures, approvals, etc.), and (3) a loan review staff employed by the Company to audit for adherence to established controls and to review the quality and anticipated collectibility of the portfolio. Management determines which loans are possibly uncollectible and makes additional provisions, if necessary, to state the allowance at a satisfactory level.

     Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance is considered adequate to absorb potential losses inherent in the credit portfolio. A substantial portion (89 percent at December 31, 1996) of the loans of the

Loan Maturities and Sensitivity to Change in Interest Rates

The following table presents the maturities of loans outstanding at December 31, 1996 (excluding installment loans to individuals and real estate loans other than construction loans) and the amount of such loans by maturity date that have predetermined interest rates and the amounts that have floating rates.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        December 31, 1996
                                                                                After
                                                                                1 But
                                                                 Within        Within          After
(000's, except for percentages)                                  1 Year       5 Years        5 Years          Total         Percent
------------------------------------------------------------------------------------------------------------------------------------
Loans:
Time and demand loans                                          $23,602       $  4,434         $  700       $  28,736           26%
Commercial installment loans                                       762         10,146            892          11,800           10
Mortgage construction  loans                                    40,741         30,548             --          71,289           64
------------------------------------------------------------------------------------------------------------------------------------
Total                                                           65,105         45,128          1,592        $111,825          100%
------------------------------------------------------------------------------------------------------------------------------------
Rate Sensitivity:

Fixed or predetermined interest rate                          $  2,035        $11,048       $     69       $  13,152           12%
Floating or adjustable interest rates                           63,070         34,080          1,523          98,673           88
------------------------------------------------------------------------------------------------------------------------------------
Total                                                          $65,105        $45,128         $1,592        $111,825          100%
====================================================================================================================================
Percent                                                             58%            40%             2%            100%
====================================================================================================================================

--------------------------------------------------------------------------------

Company are secured by real estate, primarily located in the New York Metropolitan area. The collectibility of the loan port-folio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for loan losses established in 1996, 1995 and 1994, and the related allowance for loan losses as set forth in the Notes to Consolidated Financial Statements reflect net charge-offs and losses incurred with respect to real estate foreclosures, and the effect of the real estate market in the New York metropolitan area on the loan portfolio.

     Management believes the allowance for loan losses at December 31, 1996, appropriately reflects the risk elements inherent in the total loan portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations. During 1996, the New York State Banking Department completed an examination of the Bank and during 1995, the Federal Reserve Bank and FDIC completed an examination of the Company and the Bank, respectively. The Office of Thrift Supervision examined Royal in 1995. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses were adequate.

Deposits

     The Company's fundamental source of funds supporting interest earning assets continues to be deposits, consisting of demand deposits (non-interest bearing), money market, savings, NOW and various forms of time deposits. The maintenance of a strong deposit base is key to the development of lending opportunities and creates long-term customer relationships, which enhance the ability to cross-sell services. Depositors include individuals, small and large businesses and governmental units. To meet the requirements of a diverse customer base, a full range of deposit instruments are offered, which has allowed the Company to maintain and expand the deposit base despite intense competition from other banking institutions and non-bank financial service providers.

     Total deposits at the end of 1996 increased 11.7 percent to $682.3 million, from $610.6 million at December 31, 1995, an increase of 12.3 percent from $543.9 million in 1994. Average deposits outstanding increased 12.1 percent in 1996 and 15.3 percent in 1995. Average non-interest bearing deposits increased
9.2 percent or $6.9 million at December 31, 1996 compared to 1995, and 16.0 percent in 1995 compared to 1994 due to business development efforts. Average interest bearing deposits in 1996 increased $64.7 million and in 1995 increased approximately $68.5 million, reflecting increases in all deposit categories, except for money market accounts. Savings deposits average balances increased $63.0 million in 1996 and $23.9 million in 1995, due to the introduction of higher interest rate savings accounts in 1996 and 1995. Average balances in NOW deposits increased $.4 million in 1996 and $1.1 million in 1995, due principally to increased account activity by customers. The decrease of $11.3 million in 1996 and 1995 of $13.7 million in average money market deposit balances principally resulted from decreased deposits of local municipalities and customers, as the rate on the money market account was maintained at a lower competitive rate, and customers switched to time deposits, and the new savings account products discussed above. In 1996 and 1995, average time deposits outstanding increased $12.6 million and $57.2 million, respectively, due to promotion of attractive rate products. In general, the lower interest rate environment in 1996 compared to 1995 caused interest rates to decrease in all products, except for savings accounts due to the increase of deposits in higher rate savings products. The change in mix of deposits, as well as higher sustained short-term rates in 1995, caused average rates on interest bearing liabilities to increase. In 1996, time deposits over $100,000 decreased $8.8 million as funding from retail deposits and borrowings decreased the need for deposits of municipalities. In 1995, time deposits over $100,000 increased $25.8 million compared to 1994, primarily because of aggressive bidding on deposits of large depositors and local municipalities. Deposits of over $100,000 are generally for maturities of 30 to 180 days and are acquired to fund loans and

The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

------------------------------------------------------------------------------------------------------------------------------------
                                                                              (000's, except for percentages)
                                                                                  Year Ended December 31,
                                                                  1996                      1995                      1994
                                                          Average        Average      Average   Average       Average      Average
                                                            Amount          Rate       Amount      Rate        Amount         Rate
------------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                          $  82,491          --      $  75,564      --       $  65,120         --
Money market deposits                                       53,794         2.7%        65,080      3.0%        78,746        2.4%
Savings deposits                                           206,932         3.9        143,931      3.3        119,995        2.3
Time deposits                                              281,178         5.5        268,611      6.0        211,398        4.8
NOW deposits                                                41,055         1.6         40,667      1.6         39,610        1.5
------------------------------------------------------------------------------------------------------------------------------------
Total                                                     $665,450         3.9%      $593,853      3.9%      $514,869        3.0%
====================================================================================================================================

                                                                             USB
--------------------------------------------------------------------------------

securities temporarily, under the Company's asset liability policy and to leverage excess capital by matching such funds with investments and loan production in excess of deposit growth.

     The Federal Reserve continues to maintain higher short-term rates to control inflation. Accordingly, it is expected that depositors will continue to favor short-term deposit products, which result in higher volatility of interest margins due to the quick repricing of deposits during periods of both rising and declining interest rates.

Capital Resources

     Strong capitalization is fundamental to the successful operation of a banking organization. Stockholders' equity increased to $56.9 million in 1996, or 10.8 percent over $51.3 million in 1995. There was a 34.0 percent increase in 1995, over the $38.3 million in 1994. The increases in all years were due to the Company's record net income and common stock issuances under the Company's various stock plans, offset by cash dividends and repayments of $500,000 of preferred stock in 1996. Stockholders' equity was also decreased $1.7 million at December 31, 1996 and was increased by $3.8 million at December 31, 1995, resulting from the implementation of SFAS No. 115, which reflects the effect of unrealized gains and losses on available for sale securities, net of deferred taxes. Cash dividends on the Company's common stock have been paid since 1986, the first dividend paid in the Company's history. In the first quarter of 1988, the Board of Directors authorized a quarterly cash dividend policy. Cash dividends on the Company's preferred stock commenced in 1989. Capital was further increased in February 1997 with the issuance of $20 million, 9.58% trust preferred capital securities which qualify for Tier I capital treatment by the Federal Reserve Bank.

     The various components and changes in stockholders' equity are reflected in the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994, appearing elsewhere herein.

     Management believes that the recently issued trust capital securities, future retained earnings, and purchases under the employee benefit plans, will provide the necessary capital for current operations and the planned growth in total assets. In addition, capital growth can be acquired through the reinstatement of the Company's Dividend Reinvestment and Optional Stock Purchase Plan, which has been temporarily suspended.

     All banks are subject to risk-based capital guidelines. These guidelines define capital as Tier I and Tier II capital. Tier I capital consists of common stockholders' equity and qualifying preferred stock, less intangibles; and Tier II capital consists of Tier I capital plus the allowance for possible loan losses up to certain limits, preferred stock and certain subordinated and term-debt securities. The guidelines require a minimum total (Tier I plus Tier
II) risk-based capital ratio of 8.0 percent, and a minimum Tier I risk-based capital ratio of 4.0 percent.

The risk-based capital ratios at December 31 follows:

--------------------------------------------------------------------------------
                                                   1996        1995        1994
--------------------------------------------------------------------------------
Tier I Capital
    Company                                       10.45%      11.37%      10.58%
    Bank                                          10.36%      11.19%      10.77%
    Royal                                           --          --        15.82%

Total Capital
    Company                                       11.50%      12.26%      11.82%
    Bank                                          11.41%      12.08%      11.60%
    Royal                                           --          --        17.21%
================================================================================

     Banks must also maintain minimum leverage ratio of at least 3 percent, which consists of Tier I capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier I capital).

The leverage ratios were as follows at December 31:

--------------------------------------------------------------------------------
                                                   1996        1995        1994
--------------------------------------------------------------------------------
    Company                                        7.06%       7.43%       6.86%
    Bank                                           7.01%       7.63%       7.19%
    Royal                                          --           --         7.33%
================================================================================

     The issuance of the trust preferred capital securities discussed above increased the Company's leverage capital ratio to 9.13% on a pro forma basis at December 31, 1996.

     To be considered "well-capitalized" under FDICIA, an institution must generally at least have a leverage ratio of 5 percent, Tier I ratio of 6 percent and Tier II ratio of 10 percent. The Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at December 31, 1996. Management fully expects that the Bank will maintain a strong capital position in the future.

     Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and further expanded by the FDICIA, Royal was required to meet minimum regulatory

--------------------------------------------------------------------------------

tangible (1.50 percent), core leverage (3 percent), and risk-based capital ratios. At all times while it was owned by the Company, Royal exceeded all current and fully-phased-in capital requirements as stipulated by each of these acts.

Liquidity

     The Asset/Liability Committee ("ALCO") establishes specific policies and operating procedures governing the Company's liquidity levels and develops plans to address future liquidity needs. The primary functions of asset/liability management are to provide safety of depositor and investor funds, assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

     The purpose of asset/liability management is to determine and maintain an appropriate level of liquid, interest earning assets. Aside from Cash on Hand and Due from Banks, the Bank's liquid assets are federal funds sold, which are available daily, and interest bearing deposits with banks. The Bank invests excess liquid funds by selling federal funds, which mature daily, to other financial institutions in need of funds. At December 31, 1996, the Bank sold overnight federal funds in the amount of $10.8 million at a weighted-average interest rate of 6.31 percent.

     Other sources of asset liquidity include maturity and principal and interest payments on securities and loans. The securities and loan portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long-term liquidity. The amortized cost of securities available for sale having contractual maturities or expected call dates or average lives of one year or less amounted to $3.6 million, while held to maturity securities maturing in one year or less amounted to $6.3 million, for a total of $9.9 million at December 31, 1996. This represented 3.9 percent of the amortized cost of the securities portfolio, compared to 16.1 percent of the securities portfolio maturing within one year at December 31, 1995. Excluding installment loans to individuals and real estate loans other than construction loans, $65.1 million, or 12.9 percent of loans (including loans held for sale) at December 31, 1996, mature in one year or less. The approval of the Bank as a preferred seller of mortgages to both FHLMC and FNMA, has improved liquidity as residential mortgages may be sold or swapped in the secondary market. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB"). The Bank may take advances of up to $240.7 million at December 31, 1996 at various terms on the security of the FHLB capital stock owned and to be puchased by the Bank and certain other assets of the Bank. In addition, the Bank has arrangements with two primary investment firms to borrow up to $50.0 million under master securities sale and repurchase agreements. The Bank had advances aggregating $30.3 million from the Federal Home Loan Bank of New York and $29.4 million borrowed under securities sold under agreements to repurchase at December 31, 1996. The Bank may also borrow up to $8.0 million overnight under federal fund purchase agreements with two correspondent banks. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank's discount window, which borrowings must be collateralized with U.S. Treasury and government agency securities. (See Note 9 to the Consolidated Financial Statements).

     Demand deposits from individuals, businesses and institutions, as well as retail time deposits ("core deposits") are a relatively stable, low-cost source of funds. The deposits of the Bank generally have shown a steady growth trend. However, the trend of the deposit mix has generally been toward deposits of shorter average maturity, with a larger percentage of funds in savings deposits and shorter term certificates of deposit, while money market accounts as a percentage of total deposits declined as depositors favored higher rates offered by high balance savings accounts and time deposit products.

     The Bank has pledged certain of its assets as collateral for deposits of municipalities, FHLB borrowings and repurchase agreements. By utilizing collateralized funding sources, the Bank is able to access a variety of cost effective sources of funds. The assets pledged consist of mortgage-backed and other securities. Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity and other factors. Management does not anticipate any negative impact to its liquidity from its pledging activities.

     Another source of stable funding for the Company is capital market funds, which includes preferred stock, convertible debentures, the capital securities discussed above, common stock, retained earnings and long-term debt qualifying as regulatory capital.

                                                                             USB
--------------------------------------------------------------------------------

     Each of the Company's sources of liquidity is vulnerable to various uncertainties beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by general market interest rates and other unforeseen market conditions. The Company's ability to borrow at attractive rates is affected by its financial condition and other market conditions.

     Management considers the Company's sources of liquidity to be adequate to meet any expected funding needs and also to be responsive to changing interest rate markets.

Interest Rate Sensitivity Management

     Closely related to the concept of liquidity is the degree of rate sensitivity, which varies greatly among different classes of assets and liabilities. Federal funds, both purchases and sales, on which rates change daily, and loans and deposits tied to certain indices, such as the prime rate and Federal Discount rate, are the most sensitive. The least sensitive vehicles include long-term fixed rate loans and securities and fixed rate retail savings deposits. On those types falling between these extremes, the management of maturity distributions is as important as the balances maintained. The management techniques for maturity distributions involve the matching of interest rate maturities as well as principal maturities and is a key element to net interest income. In periods of rapidly changing interest rates, an imbalance ("gap") between the rate sensitive assets and liabilities can cause major fluctuations in net interest income and in earnings. The Company's management of liquidity and the interest rate sensitivity gap has been successful in the past, as evidenced by the net interest income growth performance during very difficult economic cycles. Continuing to establish patterns of sensitivity which will enhance future growth regardless of frequent shifts in market conditions is one of the objectives of the Company's asset/liability management strategy.

     In the following table, balance sheet items are appropriately categorized by contractual maturity, expected average lives for mortgage-backed securities, or repricing dates with prime rate indexed loans and certificates of deposit, including IRAs, NOW accounts, savings accounts tied to the Federal Discount rate, and retail money market deposits constituting the bulk of the floating rate category. The determination of the interest rate sensitivity of noncontractual items is arrived at in a subjective fashion. Passbook and statement savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

     On December 31, 1996, the table shows a cumulative gap of $107.6 million in the one day to one year repricing period, due principally to fixed rate securities and loans in the over one year to five years and over five year categories to maximize yield on assets. A significant portion of the loans in the over one year to five year category represents three year adjustable commercial mortgages. Origination of such loans has allowed the Company to generate an adjustable rate asset repriceable within three years to reduce long-term interest rate risk.

     The previous discussion of net interest income stated that as market interest rates began increasing in 1995, the cost of funds rose from 3.5 percent in 1994 to 4.6 percent in 1995 and declined slightly to 4.5 percent in 1996 on interest-bearing liabilities, while the yield on earning assets increased to 8.4 percent in 1995, and declined slightly to 8.3 percent in 1996, compared to 7.8 percent in 1994. The Company's liabilities at December 31, 1996, as reflected in the following table, are more "sensitive" than its assets to short-term interest rate movements. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more liabilities than assets reprice in a given period (a liability-sensitive position), market interest rate changes will be reflected more quickly in liability rates. If interest rates decline, such positions will generally benefit net interest income. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset-sensitive position), a decline in market rates could have an adverse effect on net interest income.

     One way to minimize interest rate risk is to maintain a balanced or matched interest rate sensitivity position. However, profits are not always maximized by matched funding. To increase net interest earnings, the Company selectively mismatches asset and liability repricing to take advantage of short-term interest rate movements and the shape of the U.S. Treasury yield curve. The magnitude of the mismatch depends on a careful assessment of the risks presented by forecasted interest rate movements. The risk inherent in such a mismatch, or gap, is that interest rates may not move as anticipated. For this reason, the Company assumes the larger portion of its interest rate mismatch in the early periods of the repricing schedule from one day to one year.

     Short-term interest rate risk exposure is reviewed in weekly meetings in which guidelines are established for the following

--------------------------------------------------------------------------------

week and the longer term exposure. The structural interest rate mismatch is reviewed periodically by the Company's Asset and Liability Policy Committee.

     The Company also manages its interest rate risk exposure by simulating the effects on the balance sheet in increasing and decreasing interest rate environments. Risk is mitigated by matching maturities or repricing more closely, and by reducing interest rate risk by the use of interest rate contracts. The Company does not use derivative financial instruments extensively. However, as circumstances warrant, the Company will purchase derivatives such as interest rate contracts to manage its interest rate exposure. Any derivative financial instruments are carefully evaluated to determine the impact on the Company's interest rate risk in rising and declining interest rate environments, as well as the fair value of the derivative instruments. Use of derivative financial instruments is included in the Bank's investment policy, which has been approved by the Board of Directors.

     At December 31, 1996, the Company is party to an interest rate cap with a notional amount of $3 million and an interest rate swap with a notional amount of $10 million. Under the terms of the interest rate cap, the Bank will be reimbursed for increases in one-month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875%. The purpose of this contract is to limit the interest rate risk on an investment with a variable interest rate and an interest rate cap. The terms of the interest rate swap require the payment by the Company of interest at a fixed rate of 6.16% on the notional amount, while the Company receives interest on a floating rate basis of three-month LIBOR. The effect of the interest rate swap is to convert a short-term borrowing to a long-term interest rate, which was a lower rate than comparable rates on conventional borrowings with similar terms. The interest rate swap expires in October 1998.

INTEREST RATE SENSITIVITY ANALYSIS
BY REPRICING DATE

December 31, 1996                                                      (000's, except percentages)
------------------------------------------------------------------------------------------------------------------------------------
                                                      One        Over         Over         Over
                                                  Day and     One Day        Three     One Year         Over         Non-
                                                 Floating    to Three    Months to      to Five         Five     Interest
                                                     Rate      Months     One Year        Years        Years      Bearing     Total
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Loans                                           $ 196,196   $  22,074    $  73,279    $ 139,340    $  66,880          --   $ 497,769
Mortgage-backed securities                         55,083         900       11,357        6,509       26,475          --     100,324
Other securities                                    1,446       4,058        5,111       29,937      108,899          --     149,451
Other earning assets                               10,800          99           --           --           --          --      10,899
Other assets                                           --       4,238           --           --           --   $  40,770      45,008
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                      263,525      31,369       89,747      175,786      202,254      40,770     803,451
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Equity:
Interest bearing deposits                         184,879     142,387      130,569      127,194           --          --     585,029
Other borrowed funds                               29,425          --        5,000       22,467        2,800          --      59,692
Demand deposits                                        --          --           --           --           --      97,251      97,251
Other liabilities                                      --          --           --           --           --       4,613       4,613
Stockholders' equity                                   --          --           --           --           --      56,866      56,866

------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                      214,304     142,387      135,569      149,661        2,800     158,730     803,451
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Rate Sensitivity Gap               $  49,221   $(111,018)   $ (45,822)   $  26,125    $ 199,454   $(117,960)  $      --
====================================================================================================================================
Cumulative Gap                                  $  49,221   $ (61,797)   $(107,619)   $ (81,494)   $117,960 $         --   $      --
====================================================================================================================================
Cumulative Gap to
    Interest-Earning Assets                          6.49%      (8.45)%     (14.19)%     (10.74)%      15.55%         --          --
====================================================================================================================================

                                                                             USB
--------------------------------------------------------------------------------

Financial Ratios

Significant ratios of the Company for the periods indicated are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Year Ended December 31,
                                                                                     1996                 1995                  1994
------------------------------------------------------------------------------------------------------------------------------------
Earnings Ratio Net Income as a percentage of:
    Average earning assets                                                          1.32%                 1.52%                1.32%
    Average total assets                                                            1.25%                 1.42%                1.23%
    Average common stockholders' equity                                            18.60%                22.17%               19.66%
    Average total stockholders' equity                                             17.92%                21.00%               18.54%

Capital Ratios
Average common stockholders' equity to average total assets                         6.52%                 6.21%                5.99%
Average total stockholders' equity to average total assets                          6.99%                 6.78%                6.65%
Average total stockholders' equity and long-term debt qualifying as
     regulatory capital to average total assets                                     6.99%                 6.89%                6.96%
Average net loans as a multiple of average total stockholders' equity               8.47                  7.93                 8.09
Leverage capital                                                                    7.06%                 7.43%                6.86%
Tier I capital                                                                     10.45%                11.37%               10.58%
Total risk-based capital                                                           11.50%                12.26%               11.82%

Other
Allowance for loan losses as a percentage of year-end net loans                     1.15%                 1.01%                1.01%
Loans (net) as a percentage of year-end  total assets                              62.0%                 57.1%                54.8%
Loans (net) as a percentage of year-end total deposits                             73.0%                 63.4%                60.7%
Securities as a percentage of year-end total assets                                31.1%                 34.1%                37.4%
Dividends per share as a percentage of net income per common and
    common equivalent share                                                        21.4%                 19.1%                20.2%
====================================================================================================================================

Consolidated Statements of Condition (Unaudited)
December 31, 1996 and 1995
Union State Bank
--------------------------------------------------------------------------------

                                                                 (000's)

                                                              1996          1995
--------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                  $  18,821     $  23,469
Federal funds sold                                          10,800        13,800
--------------------------------------------------------------------------------
Cash and cash equivalents                                   29,621        37,269
Interest bearing deposits in other banks                        99         2,069
Securities:
    Available for sale (at fair value)                     168,693       170,867
    Held to maturity (fair value $83,123 in
      1996 and $62,684 in 1995)                             81,019        60,266
Loans held for sale                                            274           394
Loans, net of allowance for loan losses
    of $5,742 in 1996 and $3,904 in 1995                   497,495       387,043
Premises and equipment, net                                  9,846         9,519
Accrued interest receivable                                  5,820         5,288
Other real estate owned                                        651           939
Other assets                                                 8,884         4,460
--------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 802,402     $ 678,114
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Non-interest bearing deposits                            $  98,083     $  85,312
Interest bearing deposits                                  585,029       528,272
--------------------------------------------------------------------------------
Total deposits                                             683,112       613,584
Accrued interest payable                                     1,895         1,769
Accrued expenses and other liabilities                       1,395         2,314
Securities sold under agreements to repurchase              29,425            --
Federal Home Loan Bank advances                             30,267        10,000
--------------------------------------------------------------------------------
Total liabilities                                          746,094       627,667
--------------------------------------------------------------------------------

Commitments and contingencies  (Notes 6 and 14)

Stockholder's equity:

Common stock                                                 2,203         2,203
Additional paid-in capital                                  13,953        13,953
Retained earnings                                           40,722        33,153
Unrealized gain (loss) on available for
  sale securities, net of tax                                 (570)        1,138
--------------------------------------------------------------------------------
Total stockholder's equity                                  56,308        50,447
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $ 802,402     $ 678,114
================================================================================

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     U.S.B. Holding Co., Inc. (the "Company"), a Delaware corporation incorporated in 1982, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, which provides financial services through its wholly-owned subsidiaries. The Company and its subsidiaries derive substantially all of their revenue and income from the furnishing of banking and related financial services, primarily to customers in Rockland and Westchester Counties, New York.

     Union State Bank (the "Bank"), the Corporation's sole banking subsidiary, is a New York state chartered commercial bank established in 1969. The Bank offers a wide range of banking services to individuals, municipalities, corporations and small and medium-size businesses through its 18 retail banking facilities and two limited branch offices in Rockland and Westchester Counties. The Bank's corporate offices are located in Rockland County. The Bank's products and services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, business, personal, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, other consumer oriented financial services and safe deposit facilities. The Bank also makes available to its customers automated teller machines (ATMs) and has a remote banking service for business customers. The deposits of the Bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act of 1950, as amended.

     On November 13, 1996, the Bank formed a wholly-owned subsidiary, U.S.B. Realty Corp. ("USBRC"). USBRC was formed primarily for the purpose of acquiring and managing a portfolio of loans secured by real estate and other investment securities previously owned by the Bank.

     The Company currently has no banking subsidiaries other than the Bank. Prior to December 31, 1995, the Company owned Royal Oak Savings Bank, F.S.B. ("Royal"), a federal thrift subsidiary located in Maryland. The Company acquired Royal in January 1991 from the Resolution Trust Company. Prior to its sale by the Company, Royal offered a wide range of services to individuals and businesses in Baltimore and Carroll Counties, Maryland. Royal had assets of approximately $47,000,000 as of December 31, 1995. On December 31, 1995, all of the common stock of Royal was sold by the Corporation to Monocacy Bancshares, Inc. Immediately prior to such sale, substantially all of Royal's loans and investment securities were purchased from Royal, for book value, by the Bank and the Company, in effect transferring Royal's branch system, loan servicing function, cash and certain immaterial assets to Monocacy Bancshares, Inc. The Bank and the Company intend to maintain the loan portfolio purchased from Royal, as the Company believes such portfolio represents an attractive asset, and intend to continue to expand a credit card business acquired from Royal. The Company does not intend, however, to expand its lending or other business in the Maryland market, except for its credit card business.

     The Company's nonbank subsidiary, Ad Con, Inc., provides advertising services for the Bank. Ad Con, Inc. does not expect to provide services to other banks in the near future.

Employees

     As of December 31, 1996, the Bank employed a total of 206 full-time and 23 part-time employees. The Company and its subsidiaries provide a variety of benefit plans, including group life, health, and stock ownership plans. Management considers its employee relations to be satisfactory.

Competition

     The Bank's main office and twelve of its branch offices are located in Rockland County, New York. Five of the Bank's branch offices are located in Westchester County, New York. The Bank also has limited branch offices which only close loans and disburse funds in Tarrytown and White Plains (opening in 1997), New York.

     The Bank's current market shares are approximately 9% and .5% of Rockland and Westchester deposits, respectively. The Bank is the largest independent bank headquartered in Rockland County and believes it is able to attract and retain customers because of its knowledge of its local markets, and the ability of its professional staff to provide a high degree of service to its customers. Within its market area, the Bank encounters competition in its banking business from many other financial institutions offering comparable products. These

                                                                             USB
--------------------------------------------------------------------------------

competitors include other commercial banks (both locally based independent banks and local offices of major New York City commercial banks), as well as mutual savings banks, mortgage bankers, savings and loan associations and credit unions. In addition, the Bank experiences competition in marketing some of its services from the local operations of insurance companies and brokerage firms.

     The Bank expects to continue to expand by opening new retail branches, enhancing computerized and telephonic delivery channels, and expanding loan originations in the Bank's market area. Acquisitions of other smaller financial institutions and branches will be considered to supplement growth in the Bank's present markets and in contiguous markets. The Company has not made any acquisitions of other banking institutions to date, other than its acquisition of Royal.

Supervision and Regulation

     The references under this heading to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

     The Company, as a "bank holding company" under the Bank Holding Company Act of 1956 (the "BHC Act"), is regulated and examined by the Board of Governors of the Federal Reserve System (the "FRB") and is required to file with the FRB an annual report and such other information as may be required. The BHC Act restricts the business activities and acquisitions that may be engaged in or made by the Company. The FRB may make examinations of the Company and has the authority (which it has not exercised) to regulate provisions of certain bank holding company debt. The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank which is not already majority-owned. The BHC Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is engaging in, or acquiring shares of a company engaged in, activities found by the FRB, by order or regulations, to be so closely related to banking or the management of banks as to be a proper incident thereto. Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge, effective June 1997 or sooner if both states expressly permit such mergers, with the approval of the appropriate federal bank regulatory agency. A national or state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state. The BHC Act and regulations of the FRB also currently prohibit a bank holding company and its subsidiaries from engaging in certain tying arrangements in connection with any extension of credit or the provision of any property or services.

     The FRB recently finalized a major revision of its regulations affecting bank holding companies and their non-bank subsidiaries. These revisions, which will take effect on April 21, 1997, will expand the list of non-bank activities permitted and significantly liberalize the FRB's approval process of non-bank activities. In addition, the new rules remove tying restrictions on bank holding companies and their non-bank subsidiaries and create exceptions from statutory restrictions on bank tying arrangements to allow banks greater flexibility in packaging their products with affiliates. The new rules also streamline the bank acquisition application process for "well managed," "well capitalized" institutions, with satisfactory or better Community Reinvestment Act records.

     The Company is a legal entity separate and distinct from its subsidiaries. The ability of holders of debt and equity securities of the Company to benefit from the distribution of assets to any subsidiary upon the liquidation or reorganization of such subsidiary is subordinate to prior claims of creditors of the subsidiary (including depositors in the case of banking subsidiaries) except to the extent that a claim of the Company as a creditor may be recognized.

     There are various statutory and regulatory limitations on the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its nonbanking subsidiaries, whether in the form of loans, extensions or credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statues, at December 31, 1996, the Bank could have declared additional

--------------------------------------------------------------------------------

dividends of approximately $18.0 million to the Company without prior regulatory approval.

     Under the policy of the FRB, the Company is expected to act as a source of financial strength to the Bank and any other subsidiary bank which the Company might own and to commit resources to support each subsidiary bank in circumstances where the Company might not do so absent such policy. In addition, any subordinated loans by the Company to the Bank or any other subsidiary bank which the Company might own would also be subordinate in right of payment to deposits and obligations to general creditors of such subsidiary banks.

     Until December 31, 1995, the Company was also a savings and loan holding company within the meaning of the Home Owners' Loan Act and was registered as such with the Office of Thrift Supervision ("OTS"). Upon the sale of Royal, the Company deregistered as a savings and loan holding company.

     The FRB requires bank holding companies to comply with risk-based capital and leverage standards. These guidelines are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Capital Resources and in Note 11 to the Consolidated Financial Statements.

     The Bank is organized under the Banking Law of the State of New York. Its operations are subject to Federal and State laws applicable to commercial banks and to regulation by the Superintendent of Banks and the Banking Board of the State of New York as well as by the FRB. The Superintendent of Banks examines the affairs of the Bank for the purpose of determining its financial condition. Acquisitions of stock of other banks generally require prior approval of the Superintendent of Banks and/or the Banking Board.

     The Federal Deposit Insurance Company ("FDIC") insures deposits of the Bank and, in that capacity, also regulates and examines the Bank. As a result, the Bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

     FDICIA classifies banks in one of five categories according to capital levels. With respect to banks not meeting their minimum capital levels, federal bank regulators may be required to take corrective actions against undercapitalized banks, including requiring an acceptable capital restoration plan or placing a bank into conservatorship or receivership. In addition, undercapitalized banks may be subject to certain restrictions on their activities and operations, including restrictions on asset growth, rates of interest paid on deposits, transactions with affiliates, engaging in material transactions not in the ordinary course of business, and other activities. In general, a bank is categorized as "critically undercapitalized" if its leverage capital ratio is below two percent or such higher percentage that may be set by the appropriate federal bank regulatory agency. As of December 31, 1996, the Bank was "well-capitalized." See Management's Discussion and Analysis of Financial Condition and Results of Operations under Capital Resources and Note 11 to the Consolidated Financial Statements.

     FDICIA makes it more difficult for undercapitalized banks to borrow funds from the Federal Reserve's "discount window," thus possibly limiting or eliminating a source of liquidity for such banks. FDICIA also limits, with certain exceptions, the ability of banks to engage in activities or make equity investments that are not permissible for national banks. The Company does not expect such provisions to have a material adverse effect on the Bank or the Company.

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

     In view of changing conditions in the national economy and the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made by the Company as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and the Bank.

ITEM 2.  PROPERTIES

    The main office of the Company and the Bank, including the executive offices, Finance, Mortgage, Commercial Loan, Loan Support, Human Resources, Internal Audit, Operations Center, Transit and Data Processing Departments, and Marketing Departments, is located at its Corporate Headquarters which is owned by the Bank at 100 Dutch Hill Road, Orangeburg, New York. The Bank's main branch is located at

                                                                             USB
--------------------------------------------------------------------------------

46 College Avenue, Nanuet, New York in premises which are leased by the Bank. The Bank also has limited purpose branches in Tarrytown and White Plains, New York which may originate loans and disburse funds. The Company also owns other real property in Orange County, where it may open a future branch of the Bank. Real property in Carroll County, Maryland, which included a bank branch facility, was sold in 1996.

     In addition to the main office in Nanuet, the Bank operates twelve branches in Rockland County, New York: 270 South Little Tor Road, New City; 87 Route 59, Monsey; 115 South Main Street, New City; 45 Kennedy Drive, Spring Valley; 35 South Liberty Drive, Stony Point; One Broadway, Haverstraw; Route 9W and Railroad Avenue, West Haverstraw; 338 Route 59, Central Nyack; 230 North Middletown Road, Pearl River; 747 Chestnut Ridge Road, Chestnut Ridge; 7 College Avenue, Nanuet; and 65 Dutch Hill Road, Orangeburg. The premises of the Chestnut Ridge, Nanuet, Central Nyack, Little Tor Road, Orangeburg and Spring Valley branch offices are leased, while the other Rockland branch offices are owned by the Bank. The Bank also operates five branches in Westchester County, New York:
131 Central Avenue, Tarrytown; 299 Bedford Road, Bedford Hills; and 3000 East Main Street, Peekskill, which are owned, and leased locations at 76 Virginia Road, North White Plains; and 88 Croton Avenue, Ossining. The limited purpose branch located at 660 White Plains Road in Tarrytown is a leased location. The limited purpose branch located at 60 Mitchell Place, White Plains, was leased in 1996 and approved by the New York State Banking Department in 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information and Holders

     The Company's common stock was held of record as of February 28, 1997 by approximately 1,191 shareholders and is traded sporadically in the over-the-counter market and in private transactions. To date there has been no established public trading market for the Company's common stock and bid and asked quotations by broker-dealers have been intermittent and infrequent. The Company has recently applied to the American Stock Exchange for listing of the Company's common stock.

     National Quotation Bureau, Inc., a service which accumulates security price quotations from broker-dealers, reports high and low bid prices for the Company's common stock. Prices quoted by National Quotation Bureau, Inc. or actual sale prices (adjusted for the 10 percent stock dividend on June 14, 1996 and the two-for-one stock split on December 30, 1996) where no such quote is available are as follows:


--------------------------------------------------------------------------------
                                              1996                   1995
                                        High        Low        High         Low
--------------------------------------------------------------------------------
First Quarter                         $13.07      $10.68      $10.02      $ 9.61
Second Quarter                         14.50       12.27       10.54        9.71
Third Quarter                          15.00       14.00       13.07       10.68
Fourth Quarter                         16.81       15.00       13.18       10.68
February 28, 1997                      24.00       21.00
================================================================================

     The foregoing prices represent inter-dealer quotations without adjustment for retail markup, markdown or commission.

     Due to the limited number of reported bid and asked quotations for the Company's stock, they are not, in the management's opinion, sufficient to establish a representative market value for the stock.

--------------------------------------------------------------------------------

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

     Under the Plan, shareholders reinvested cash dividends to purchase and made optional purchases of common stock in 1995 (adjusted for the 10 percent stock dividend on June 14, 1996 and the two-for-one stock split on December 30, 1996) as follows:

--------------------------------------------------------------------------------
                                  1995
                                      Shares
                                      ------
  Purchase               Dividend                 Optional            Price per
      Date           Reinvestment                Purchases                Share
--------------------------------------------------------------------------------

January 16                 20,658                   10,164                $10.12
  April 14                 19,954                   14,993                 10.54
   July 14                 16,529                   18,124                 11.70
October 13                 16,872                   17,917                 12.73
--------------------------------------------------------------------------------

Dividends

     In 1988, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. After adjustment for the 10 percent stock dividend on June 14, 1996 and the two-for-one stock split on December 30, 1996, quarterly cash dividends of $.068 per share were paid to shareholders of record on March 31, $.075 on June 30 and September 30, and $.08 on December 31, 1996. In 1995, a $.045 and $.05 quarterly dividend was paid to shareholders of record on March 31, and June 30, respectively, and $.055 quarterly dividends were paid to shareholders of record on September 30 and December 31. A special dividend of $.068 per share was declared on December 29, 1995 and paid to shareholders of record on January 26, 1996. In 1994, quarterly cash dividends of $.045 were paid to shareholders of record on March 31, June 30 and September 30, and December 31, 1994, in addition to a special dividend of $.041 paid to shareholders of record on May 25, 1994.

     Stock dividends of 10 percent were declared by the Company for shareholders of record on June 14, 1996, June 15, 1995 and June 30, 1993, respectively, and a five percent stock dividend was declared for shareholders of record on June 30, 1992. In addition, a two-for-one stock split in the form of a 100% stock dividend was declared for stockholders of record on December 13, 1996 and distributed on December 30, 1996.

     Any funds which the Company may require in the future to pay cash dividends, as well as various Company expenses, are expected to be obtained by the Company chiefly in the form of cash dividends from the Bank and secondarily from stock issuances under the Company's Dividend Reinvestment and Stock Option Plans. The ability of the Company to declare and pay dividends in the future will depend not only upon its future earnings and financial condition, but also upon the future earnings and financial condition of the Bank and upon the ability of the Bank to transfer funds to the Company in the form of cash dividends and otherwise. The Company is a separate and distinct legal entity from its subsidiaries. The Company's right to participate in any distribution of the assets or earnings of its subsidiaries is subject to prior claims of creditors of the subsidiaries.

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

     The Company may not pay dividends on its common stock if it is in default of the terms of its preferred stock (see below). In addition, the Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the junior subordinated debt or trust capital securities issued in February 1997, or if the Company elects to defer payment for up to five years as permitted under the terms of such junior subordinated debt and trust capital securities.

     The payment of dividends by the Company may also be limited by the Federal Reserve Board's capital adequacy and dividend payment guidelines applicable to bank holding companies (see Item 1 - Business-Supervision and Regula-

                                                                             USB
--------------------------------------------------------------------------------

tion). Under these guidelines, the Company is not expected to pay any dividends on shares of the Company's common stock until such time as its debt to equity ratio (as defined, including long-term debt qualifying as capital) is below 30 percent.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference from the table entitled "Selected Financial Data" of the Company's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS

     The information required by this Item is incorporated by reference from the Company's 1996 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
        DATA

     The information required by this Item is incorporated by reference from the Company's 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

     NONE

                                    PART III

     The information required by Items 10, 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders which will be filed with the Commission not later than 120 days after December 31, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(A) Documents Filed as a Part of this Report:

1. and 2. Financial Statements and Schedules

     The following financial statements and schedules of the Company and its subsidiaries are incorporated in Item 8 by reference from the Company's 1996 Annual Report to Shareholders:

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED STATEMENTS OF CONDITION, DECEMBER 31, 1996 AND 1995

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Supplemental Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and the Notes thereto.

3. EXHIBITS

Exhibit No.       Exhibit
--------------------------------------------------------------------------------
(3) (a)     Restated Certificate of Incorporation of Registrant*

(3) (b) Bylaws of Registrant (incorporated herein by reference from Registrant's Registration Statement on Form S-14 (file no. 2-79734),
            Exhibit 3(b)).

(4) (a) Junior Subordinated Indenture, dated February 5, 1997, between Registrant and The Chase Manhattan Bank, as trustee.*

(4) (b) Guarantee Agreement, dated February 5, 1997, by and between Registrant and The Chase Manhattan Bank, as trustee for the holders of 9.58% Capital Securities of Union State Capital Trust I.*

(4) (c)     Amended and Restated Declaration of Trust of Union State Capital
            Trust I.*

--------------------------------------------------------------------------------

(10) (a) Agreement of Employment dated as of July 1, 1994 between the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 10-K"), Exhibit (10)(a)).

(10) (b) Registrant's 1984 Incentive Stock Option Plan (incorporated herein by reference from Form S-8 Registration Statement, file No. 2-90674,
            Exhibit 28 (b)).

(10) (c) Registrant's 1993 Incentive Stock Option Plan (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 10-K"), Exhibit (10)(c)).

(10) (d) Registrant's Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (incor- porated herein by reference from 1993 10-K, Exhibit (10)(d)).

(10) (e) Registrant's Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference from Registrant's Form S-3 Registration State- ment, file No. 33-72788).

(10) (f)    Registrant's Director Stock Option Plan*

(10) (g) Registrant's Supplemental Employees' Investment Plan for Salaried Employees (incorporated herein by reference from 1994 10-K, Exhibit
            (10)(o)).

(10) (h) Stock Purchase Agreement dated August 25, 1995 between Registrant, Monocacy Bancshares, Inc. and Royal Oak Savings Bank, F.S.B. (incor-porated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995)

(10) (i) Purchase Agreement, dated January 31, 1997, by and among Registrant, Union State Capital Trust I and Keefe, Bruyette & Woods, Inc.*

(10) (j) Registration Rights Agreement, dated February 5, 1997, by and among Registrant, Union State Capital Trust I and Keefe, Bruyette & Woods, Inc.*

(11)        Computation of earnings per share.*

(13) Registrant's Annual Report to Shareholders for the year ended December 31, 1996* (portions incorporated by reference in Form 10-K).

(21)        Subsidiaries of the Registrant*

(23)        Consent of Deloitte & Touche LLP*

(27)        Financial Data Schedule

*  Filed Herewith

--------------------------------------------------------------------------------

(B) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.