Form 10-Q
period 1997-03-31
USB HOLDING CO INC
filed 1997-05-14
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended March 31, 1997 Commission File No. 010950

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

                            YES |X|      NO |_|
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AT APRIL 30, 1997
                  -----                     -----------------------------

         Common stock, par value                              6,198,147
                  $5 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION:

ITEM 1.           FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENTS OF CONDITION AS OF
               MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31,
               1996                                                           1

               CONSOLIDATED STATEMENTS OF INCOME FOR THE
               THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               (UNAUDITED)                                                    2

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
               THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               (UNAUDITED)                                                    3

               CONSOLIDATED STATEMENT OF CHANGES IN
               STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
               ENDED MARCH 31, 1997 (UNAUDITED)                               5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6
               (UNAUDITED)

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 17


PART II. OTHER INFORMATION AND SIGNATURES                                    23

                         PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CONDITION                             (Unaudited)
------------------------------------
                                                                   March 31,   December 31,
                                                                     1997         1996
                                                                 ---------   ---------
ASSETS                                                          (000'S, EXCEPT SHARE DATA)
------                                                          --------------------------
CASH AND DUE FROM BANKS                                          $  23,735   $  18,821
FEDERAL FUNDS SOLD                                                   9,200      10,800
                                                                 ---------   ---------
CASH AND CASH EQUIVALENTS                                           32,935      29,621
INTEREST BEARING DEPOSITS IN OTHER BANKS                              --
                                                                                    99
SECURITIES:
    AVAILABLE FOR SALE (AT FAIR VALUE)                             206,202     168,756
    HELD TO MATURITY (FAIR VALUE $100,945
       IN 1997 AND $83,123 IN 1996)                                 99,901      81,019
LOANS HELD FOR SALE                                                     58         274
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES OF
    $6,265 IN 1997 AND $5,742 IN 1996                              522,252     497,495
PREMISES AND EQUIPMENT, NET                                         10,515      10,104
ACCRUED INTEREST RECEIVABLE                                          6,829       5,820
OTHER REAL ESTATE OWNED                                                712         651
OTHER ASSETS                                                        11,956       9,612
                                                                 ---------   ---------
TOTAL ASSETS                                                     $ 891,360   $ 803,451
                                                                 =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
NON-INTEREST BEARING DEPOSITS                                    $  93,767   $  97,251
INTEREST BEARING DEPOSITS:
    NOW                                                             47,827      44,578
    MONEY MARKET                                                    47,271      56,284
    SAVINGS                                                        221,208     217,111
    TIME                                                           331,983     267,056
                                                                 ---------   ---------
TOTAL DEPOSITS                                                     742,056     682,280
ACCRUED INTEREST PAYABLE                                             2,775       1,895
ACCRUED EXPENSES AND OTHER LIABILITIES                               3,662       2,718
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                      28,475      29,425
FEDERAL HOME LOAN BANK ADVANCES                                     39,996      30,267
                                                                 ---------   ---------
TOTAL LIABILITIES                                                  816,964     746,585
CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL
     SECURITIES OF SUBSIDIARY TRUST                                 20,000        --
MINORITY INTEREST-JUNIOR PREFERRED STOCK OF
 CONSOLIDATED SUBSIDIARY                                               137        --
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY:
    PREFERRED STOCK, NO PAR VALUE; AUTHORIZED
     SHARES 100,000; OUTSTANDING SHARES:  32,500 IN 1996              --         3,250
    COMMON STOCK, $5 PAR VALUE; 7,000,000 SHARES AUTHORIZED;
       ISSUED SHARES OF 6,334,338 IN 1997 AND 6,326,808 IN 1996     31,672      31,634
    ADDITIONAL PAID-IN CAPITAL                                      10,899
                                                                                10,783
    RETAINED EARNINGS                                               14,406      12,664
    TREASURY STOCK AT COST, 137,522 SHARES
       IN 1997 AND 143,772 SHARES IN 1996                             (930)       (895)
    UNREALIZED LOSS ON AVAILABLE FOR SALE SECURITIES,
     NET OF TAX                                                     (1,788)       (570)
                                                                 ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                                          54,259      56,866
                                                                 ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 891,360   $ 803,451
                                                                 =========   =========

                 See notes to consolidated financial statements.


U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------
                                                                   Three Months Ended
                                                                  March 31,    March 31,
                                                                    1997          1996
                                                              -----------   -----------
                                                                (000's, Except Share Data)
INTEREST INCOME:
Interest and fees on loans                                    $    11,317   $     9,225
Interest on federal funds sold                                        179           244
Interest and dividends on securities:
         Mortgage-backed securities                                 1,746         1,763
         U.S. Treasury and government                               1,835           784
         Obligations of states and political subdivisions             788           777
         Corporate and other                                           19           223
Interest on deposits in other banks                                    --            34
Dividends on Federal Home Loan Bank stock                              69            30
                                                              -----------   -----------
Total interest income                                              15,953        13,080
                                                              -----------   -----------
INTEREST EXPENSE:
Interest on deposits                                                6,760         6,065
Interest on borrowings                                                902           180
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trust                       288            --
                                                              -----------   -----------
Total interest expense                                              7,950         6,245
                                                              -----------   -----------
NET INTEREST INCOME                                                 8,003         6,835
Provision for loan losses                                             630           475
                                                              -----------   -----------
Net interest income after provision for loan losses                 7,373         6,360
                                                              -----------   -----------
NON-INTEREST INCOME:
(Loss) gain on securities transactions - net                           (3)          447
Gain (loss) on loans held for sale                                      7           (78)
Service charges and fees                                              569           621
Other income                                                          298           235
                                                              -----------   -----------
Total non-interest income                                             871         1,225
                                                              -----------   -----------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                      2,665         2,370
Occupancy and equipment expense                                       944           832
Advertising and business development                                  190           228
Professional fees                                                     354           223
Communications                                                        194           158
Stationery and printing                                               118
                                                                                     91
FDIC insurance                                                         22             1
Other expenses                                                        412           339
                                                              -----------   -----------
Total non-interest expense                                          4,899         4,242
                                                              -----------   -----------
Income before income taxes                                          3,345         3,343
Provision for income taxes                                          1,013         1,093
                                                              -----------   -----------
NET INCOME                                                    $     2,332   $     2,250
                                                              ===========   ===========
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                                     $       .35   $       .34
                                                              ===========   ===========
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                6,632,592     6,433,517
                                                              ===========   ===========

See notes to consolidated financial statements


U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------
                                                                   Three Months Ended
                                                                  March 31,    March 31,
                                                                    1997          1996
                                                               -----------   -----------
                                                                (000's, Except Share Data)
OPERATING ACTIVITIES:
Net income                                                     $     2,332   $     2,250
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                           630           475
   Depreciation and amortization                                       361           322
   Amortization/accretion of premiums/discounts on                      82            56
    securities - net
   Loss (gain) on securities transactions - net                          3          (447)
   (Gain) loss on loans held for sale - net                             (7)           78
Origination of loans held for sale                                    (265)         (950)
Proceeds from sales of loans held for sale                             481          --
Increase in accrued interest receivable                             (1,009)         (131)
Other - net                                                          1,145        (1,248)
                                                                -----------   -----------
Net cash provided by operating activities                            3,753           405
                                                                -----------   -----------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                17,633        36,088
Proceeds from principal paydowns and maturities
   of securities available for sale                                  3,720         6,203
Proceeds from maturities of securities held to maturity              1,160         1,318
Purchases of securities available for sale                         (60,940)      (57,080)
Purchases of securities held to maturity                           (20,098)         --
Net decrease in interest bearing deposits in other banks                99         1,871
Loans originated, net of principal collections                     (25,590)      (27,984)
Purchases of premises and equipment - net                             (766)         (713)
Proceeds from sales of OREO                                            147           236
                                                                -----------   -----------
Net cash used for investing activities                             (84,635)      (40,061)
                                                                -----------   -----------
FINANCING ACTIVITIES:
Net (decrease) increase in non-interest bearing deposits,
   NOW, money market and savings accounts                           (5,151)        4,297
Increase in time deposits, net of withdrawals and maturities        64,927        15,477
Increase in Federal Home Loan Bank advances - short-term            10,000          --
Proceeds from Federal Home Loan Bank advances - long-term             --           4,000
Repayment of Federal Home Loan Bank advances - long-term              (271)         --
Net decrease in securities sold under agreements to repurchase        (950)         --
Net proceeds from issuance of Corporation-Obligated mandatory
   redeemable capital securities of subsidiary trust                19,225          --
Repayment of preferred stock                                        (3,250)         --
Cash dividends paid                                                   (590)         (499)
Proceeds from sale of junior preferred stock of
    consolidated subsidiary                                            137          --
Proceeds from issuance of common stock                                  21          --
Proceeds from sale of treasury stock                                   203           250
Purchase of treasury stock                                            (105)         --
                                                                -----------   -----------
Net cash provided by financing activities                           84,196        23,525
                                                                -----------   -----------

         -Continued-


U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------
                                                                   Three Months Ended
                                                                  March 31,    March 31,
                                                                    1997          1996
                                                                -----------   -----------
                                                                         (000's)

Increase (Decrease) in Cash and Cash Equivalents                     $  3,314   $(16,131)
Cash and Cash Equivalents, Beginning of Period                         29,621     37,269
                                                                       ------     ------
Cash and Cash Equivalents, End of Period                             $ 32,935   $ 21,138
                                                                     ========   ========
Supplemental Disclosures:
   Interest paid                                                     $  7,070   $  6,124
                                                                     --------   --------
   Income tax payments                                               $    364   $  1,728
                                                                     --------   --------
   Transfer of assets to OREO                                        $    210   $    580
                                                                     --------   --------
   Transfer of loans held for sale to loans held to
       maturity at lower of cost or fair value                       $   --     $  1,344
                                                                     --------   --------
   Change in unrealized gain/loss on securities
       available for sale - net of tax                               $ (1,218)  $ (1,461)
                                                                     --------   --------

See notes to consolidated financial statements.


U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)
----------------------------------------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                           (000's, Except Share Data)


                                                                                                        Unrealized
                             Preferred                                                                  Gain (Loss)
                              Stock           COMMON STOCK        Additional                            on Available
                              No Par       Shares       $5 Par     Paid-in     Retained    Treasury      for Sale
                              Value      Outstanding    Value      Capital     Earnings      Stock      Securities
                              -----      -----------    -----      -------     --------      -----      ----------

Balance at
  January 1, 1997            $ 3,250     6,183,036     $31,634     $ 10,783    $ 12,664$     $(895)     $   (570)


Net income                                                                        2,332

Cash dividends:
   Common
   ($.09 per share)                                                                (556)
   Preferred                                                                        (34)

Common Stock Issued:
      Incentive stock
      options exercised
      ($2.86 per share)                      7,530          38          (17)

Purchase of treasury stock                  (5,000)                                          (105)

Sale of treasury stock                      11,250                      133                    70


Repayment of preferred
   stock                      (3,250)


Change in unrealized
   gain (loss) on
   available for sale
   securities, net of tax                                                                                 (1,218)
                           ---------     ---------     -------      -------    --------    ------        -------


Balance at
March 31, 1997             $      --     6,196,816     $31,672      $10,899    $ 14,406    $ (930)       $(1,788)
                           =========     =========     =======      =======    ========    ======        =======


See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Principles of Consolidation

      The consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. (the "Company"), Union State Bank, including its wholly-owned subsidiary, U.S.B. Realty Corp. (the "Bank"), the Company's non-bank subsidiary, Ad Con, Inc., and until December 31, 1995, its wholly-owned subsidiary, Royal Oak Savings Bank, F.S.B. ("Royal"). On December 31, 1995, Royal was sold to Monocacy Bancshares, Inc., parent company of Taneytown Bank & Trust Company, Taneytown, Maryland.

2.    Reclassifications

      Certain reclassifications have been made to prior year accounts to conform to the current year's presentation.

3.    Basis of Presentation

      In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997, operations for the three month periods ended March 31, 1997 and 1996, cash flows for the three month periods then ended, and changes in stockholders' equity for the three months ended March 31, 1997. A summary of the Company's significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements included in the Company's 1996 Annual Report to Shareholders.

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

4.    Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 1997. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.    Forward-Looking Statements (Cont'd)

      Actual results could differ materially from forward-looking statements.

      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; and the extent and timing of legislative and regulatory actions and reform.

      The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

5.    Transfers and Servicing of Financial Assets

      Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

6.    Earnings Per Share

      On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Restatement of all prior-period earnings per share ("EPS") data presented is required when SFAS No. 128 is implemented.

      SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. SFAS No. 128 states that "Basic EPS" excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period; "Diluted EPS" reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    Earnings Per Share (Cont'd)

      the earnings of the entity. "Diluted EPS" is computed similarly to "Fully Diluted EPS" pursuant to APB Opinion No. 15.

      On a pro forma basis, the effect of this statement will be to report earnings per share as follows:


                                                                        Three months ended
                                                                        ------------------
                                                              March 31, 1997         March 31, 1996
                                                              --------------         --------------
      Earnings per share as currently reported (per APB 15):
      Primary earnings per share                               $   0.35                    $0.34
      Fully diluted earnings per share                         $   0.35                    $0.34

      Pro forma earnings per share in accordance
         with SFAS No. 128:
      Basic earnings per share                                 $   0.37                    $0.35
      Diluted earnings per share                               $   0.35                    $0.34


7.    Loans

      Nonaccrual loans were $7.7 million at March 31, 1997 and $8.1 million at December 31, 1996. Restructured loans were $1.9 million and $2.1 million at March 31, 1997 and December 31, 1996, respectively.

      Substantially, all of the nonaccruing loans are collateralized by real estate, except for certain loans made by the Bank to Bennett Funding Group, which are collateralized by cash and lease receivables. At March 31, 1997, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

      At March 31, 1997, there are loans aggregating approximately $700,000, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

      At March 31, 1997 and December 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 approximated $7.3 million and $7.8 million, respectively, ($6.9 million and $7.2 million, respectively, of which were in nonaccrual status). Included in these loan balances were loans to Bennett Funding Group. Each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114.

      Restructured loans in the amounts of $.4 million and $.6 million at March 31, 1997 and December 31, 1996, respectively, that are considered to be impaired due to a reduction in the contractual interest rate are on accrual status since the collateral securing the loans are sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


7.    Loans (Cont'd)

      not yet collected as of March 31, 1997 is immaterial. The total allowance for loan losses related to impaired loans was $1.3 million as of both March 31, 1997 and December 31, 1996. The average recorded investment in impaired loans for the three months ended March 31, 1997 and year ended December 31, 1996 was approximately $7.6 million and $7.4 million, respectively. For the three months ended March 31, 1997 and year ended December 31, 1996, interest income recognized by the Company on impaired loans was not material.

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

8.    Securities and Loans Held for Sale

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

      Realized gains and losses on the sales of all securities are reported in earnings. Unrealized gains and losses on available for sale securities are shown, net of taxes, as a separate component of stockholders' equity. At March 31, 1997, the effect of SFAS No. 115 resulted in a reduction of securities available for sale of $3,098,000 representing the net unrealized loss, which, after the applicable tax effect, resulted in a reduction to stockholders' equity of $1,788,000. At December 31, 1996, the effect of SFAS No. 115 resulted in a decrease of securities available for sale of $987,000 which, after the applicable tax effect, resulted in a decrease to stockholders' equity of $570,000.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    Securities and Loans Held for Sale (Cont'd)

      A summary of the amortized cost and fair value of securities and related gross unrealized gains and losses at March 31, 1997 and December 31, 1996, follows:

=============================================================================================
                                                                     (000's)
                                                              Gross        Gross
                                             Amortized      Unrealized    Unrealized   Fair
      March 31, 1997:                          Cost           Gains       Losses       Value
=============================================================================================
      Available for Sale:
      U.S. Treasury and government
           agencies                          $116,216        $   --        $2,880    $113,336
      Obligations of states and
          political subdivisions                1,166             4          --         1,170
      Mortgage-backed securities               91,819         1,105         1,327      91,597
      Other                                        99          --            --            99
---------------------------------------------------------------------------------------------
      Total securities available for sale    $209,300        $1,109        $4,207    $206,202
---------------------------------------------------------------------------------------------
      Held to Maturity:
      Obligations of states and
          political subdivisions             $ 60,089        $1,390        $  121    $ 61,358
      Mortgage-backed securities               29,812            56            81      29,787
      U.S. government agencies                 10,000          --             200       9,800
---------------------------------------------------------------------------------------------
      Total securities held to maturity      $ 99,901        $1,446        $  402    $100,945
=============================================================================================

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    Securities and Loans Held for Sale (Cont'd)

=============================================================================================
                                                                     (000's)
                                                              Gross        Gross
                                             Amortized      Unrealized    Unrealized   Fair
                                               Cost           Gains       Losses       Value
      December 31, 1996:
=============================================================================================
      Available for Sale:
      U.S. Treasury and government
           agencies                            $ 77,037      $   20      $1,022      $ 76,035
      Obligations of states and
          political subdivisions                  1,166          29        --           1,195
      Mortgage-backed securities                 90,543         725         741        90,527
      Corporate bonds                               897           2        --             899
      Other                                         100        --          --             100
---------------------------------------------------------------------------------------------
      Total securities available for sale      $169,743      $  776      $1,763      $168,756
---------------------------------------------------------------------------------------------

      Held to Maturity:
      U.S. Treasury and government
          agencies                             $10,000       $    3      $ --        $ 10,003
      Obligations of states and
          political subdivisions                 61,222       2,178          23        63,377
      Mortgage-backed securities                  9,797          10          64         9,743
---------------------------------------------------------------------------------------------

      Total securities held to maturity        $ 81,019      $2,191      $   87      $ 83,123

=============================================================================================


      At March 31, 1997 and December 31, 1996, there are fixed rate residential real estate loans and commitments to originate such loans held for sale with a cost of $1,996,000 and $416,000 and fair value of $1,986,000 and $415,000, respectively. During the first quarter of 1996, the Bank transferred fixed rate residential real estate loans with an aggregate cost of $2,824,000, which included commitments not yet closed of $1,445,000, representing its entire held for sale portfolio at that time, to its held to maturity portfolio. This transfer resulted in a write-down of $78,000, as the loans were transferred at the lower of cost or fair value.

9.    Borrowings, Stockholders' Equity and Net Income Per Common Share Data

      The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York ("FHLB") advances. Securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50 million from two primary investment firms under master security sale and repurchase agreements.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

9.    Borrowings, Stockholders' Equity and Net Income Per Common Share Data
      (Cont'd)

      At March 31, 1997, the Bank had $28.5 million of such borrowings outstanding, with terms of between 30 and 90 days at interest rates of between 5.53 and 5.63 percent. The borrowings are collateralized by securities with an aggregate amortized cost and market value of $30.0 million and $28.9 million, respectively. Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with two financial institutions for a total of $8.0 million. At March 31, 1997 and December 31, 1996, the Bank had no federal funds purchased balances outstanding. Short-term FHLB advances are borrowings with original maturities of between one and 365 days. At March 31, 1997 and December 31, 1996, the Bank had short-term FHLB advances of $15.0 million and $5.0 million outstanding at weighted-average interest rates of 5.50 and 5.63 percent, respectively.

      Additional information with respect to short-term borrowings for the three months ended March 31, 1997 and 1996 is presented in the table below. The increase in short-term borrowings was used primarily to fund asset growth.

--------------------------------------------------------------------------------
                                       (000's, except percentages)
                                               1997         1996
--------------------------------------------------------------------------------
      Balance at March 31                $   43,475     $   --
      Average balance outstanding            37,314          123
      Weighted-average interest rate*
               As of March 31                 5.70%         --
               Paid during period             5.67%        4.05%
--------------------------------------------------------------------------------

            *The weighted-average interest rates for 1997 have been adjusted to reflect the effect of an interest rate swap used to convert a variable rate borrowing to a fixed rate.

      As of March 31, 1997, long-term FHLB advances totaled $25.0 million, compared with $25.3 million as of December 31, 1996. At March 31, 1997, long-term FHLB advances aggregating $19.0 million are single principal payments and are not repayable prior to maturity without penalty. Long-term FHLB advances aggregating $6.0 million are amortizing advances having scheduled payments, but may not be repaid in full prior to maturity without penalty.

      The Bank has purchased stock in the FHLB which is required in order to draw advances from the FHLB. At March 31, 1997, the Bank had the ability to borrow an additional $2.4 million from the FHLB without having to purchase additional FHLB stock. The Bank may borrow up to an aggregate of 30% of total assets or $266.9 million, at March 31, 1997, upon the purchase of additional shares of FHLB stock. Advances made from the FHLB are collateralized with the FHLB stock purchased and certain other assets of the Bank.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

9.    Borrowings, Stockholders' Equity and Net Income Per Common Share Data
      (Cont'd)

      The following table is a summary of long-term debt distributed based upon remaining contractual maturity at March 31, 1997 and December 31, 1996.


----------------------------------------------------------------------------------------
                                                     (000's, except percentages)
                                            After 1
                                          But Within    After       1997          1996
                                            5 Years    5 Years     Total          Total
----------------------------------------------------------------------------------------
      Fixed rate advances               $   22,284   $   2,712   $   24,996   $   25,267

----------------------------------------------------------------------------------------
      Weighted-average interest rate         6.14%      6.72%        6.20%        6.20%
========================================================================================

      The dividend rate on the Company's Series "A" preferred stock issued to a single investor is determined quarterly and is subject to certain minimum and maximum per annum dividend rates as specified in the agreement. For the three month period ended March 31, 1997 and 1996, the weighted average dividend rates were 8.4 percent (the minimum rate) for each period. Net income per common share reflects the preferred stock dividends declared and accrued totaling $34,000 and $79,000 for each three month period ended March 31, 1997 and 1996, respectively. The Company redeemed the remaining outstanding amount of $3,250,000 of preferred stock on February 14, 1997.

      On February 27, 1997, the Company sold 11,250 shares of its treasury stock. These shares were purchased by the Company's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) ("KSOP") and Supplemental Employees' Investment Plan ("SEIP") at fair value. In addition, the Company purchased 5,000 common shares at fair value for the treasury on March 12, 1997.

      The Company declared a 10 percent stock dividend on April 24, 1996 to shareholders of record May 31, 1996, which was distributed on June 14, 1996. In addition, the Company issued a two-for-one stock split in the form of a 100% stock dividend on December 30, 1996. The weighted average shares outstanding and per share amounts for the three months ended March 31, 1996 have been adjusted to reflect the stock dividends distributed in 1996.

      The Company and the Bank's ability to pay cash dividends in the future are restricted by various regulatory requirements. The Company's ability to pay cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At March 31, 1997, the Bank could pay dividends to the Company of $14.6 million without having to obtain prior regulatory approval.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)


9.    Borrowings, Stockholders' Equity and Net Income Per Common Share Data
      (Cont'd)

      Net income per common share is based on net income after preferred stock dividend requirements, the weighted average number of common shares outstanding and common equivalent shares (for the quarter ended March 31, 1996, adjusted for the common stock dividend and stock split distributed in 1996). Outstanding stock options granted that are dilutive and currently exercisable under the Company's stock option plans are considered to be common stock equivalents for earnings per share calculations.


10.   Commitments and Contingencies

      At March 31, 1997, the Bank was committed under an employment agreement with a key officer, director and shareholder requiring annual salary and other payments of $400,000, increasing annually by $30,000 during the term of the contract, annual bonus payments equal to 6% of net income of the Company, annual stock option grants of 48,400 shares, issued at fair value (110 percent of fair value if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant) and other benefits for the term of the contract expiring July 1, 1999.

      In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying consolidated financial statements. At March 31, 1997, formal credit line and loan commitments which are primarily loans collateralized by real estate approximated $122.1 million, and outstanding letters of credit totaled $19.7 million. Such amounts represent the maximum risk of loss on these commitments.

      In the ordinary course of business, the Company is party to various legal proceedings, which in the opinion of management, will not have a material effect in the aggregate on the Company's consolidated financial position or results of operations.

      In connection with its asset and liability management program, during 1994 the Bank entered into a protected rate agreement ("cap") which has an aggregate notional amount of $3.0 million at March 31, 1997. The premium paid in the amount of $85,000 was deferred and is being amortized over the five year life of the cap. Under the terms of the cap, the Bank will be reimbursed for increases in one month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875 percent. Interest rate cap agreements allow the Bank to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments from a mortgage-backed security with an interest rate adjusted annually to the one year constant maturity Treasury rate. The Bank has also entered into an interest rate swap contract, which effectively adjusts the short-term interest rate on a security sold under agreement to repurchase borrowing to a long-term fixed interest rate. Under the terms of the contract, the Bank is required to pay a fixed interest rate payment equal to 6.16% of a

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)


10.   Commitments and Contingencies (Cont'd)

      notional amount of $10.0 million, and receive a payment equal to three-month LIBOR. The agreement expires on October 2, 1998. These agreements are subject to the counter-party's ability to perform in accordance with the terms of the agreement. The Bank's risk of loss on the interest rate cap is equal to the original premium paid to enter into this agreement, while the risk of loss on the interest rate swap is the fair value amount to be paid to terminate the contract, which was $18,000 (liability) at March 31, 1997.

11. Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trust

      On February 5, 1997, the Company completed its issuance of Corporation-Obligated mandatory redeemable capital securities of subsidiary trust (the "Capital Securities") that raised $20 million of capital ($19 million net proceeds after payment of issuance costs). The 9.58% Capital Securities, due February 1, 2027, were issued by Union State Capital Trust I (the "Trust"), a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock and advance the proceeds to the Company by purchasing junior subordinated debt of the Company. The Capital Securities may not be redeemed except under limited circumstances until February 1, 2007, and thereafter at a premium which reduces over a ten year period. Dividends will be paid semi-annually, beginning August 1, 1997.

      The Capital Securities qualify as Tier 1 or core capital for the Company under the Federal Reserve Board's risk-based capital guidelines. The proceeds of the sale of the Capital Securities is available for general corporate purposes, and a portion thereof has been used to retire the Company's existing outstanding preferred stock in the amount of $3,250,000 on February 14, 1997. Payments on the junior subordinated debt, which are in turn passed through the Trust to the Capital Securities holders, will be serviced through existing liquidity and cash flow sources of the Company. The Company will be permitted to deduct payments on the Capital Securities under current federal tax law.

      So long as no default has occurred and is continuing, the Company has the right under the junior subordinated indenture to defer the payment of interest at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods for any one extension (each such period is an "Extension Period"); provided, however, that no Extension Period may extend beyond the stated maturity of the junior subordinated debt securities. During any Extension Period, the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of the Company's capital stock (which includes common and preferred stock), (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the junior subordinated debt securities or (iii) make any guarantee payments with respect to any guarantee by the Company of the debt securities of any subsidiary of the Company if such guarantee ranks pari passu with or junior in interest to the junior subordinated debt securities, in each case subject to certain exceptions.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

11. Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trust (Cont'd)

Pursuant to the terms of the documents governing the Company's junior subordinated debt and the Capital Securities of the Trust, if the Company or its affiliate is in default under such securities, the Company is prohibited from repurchasing or making distributions, including dividends, on or with respect to its common or preferred stock and from making payments on any debt or guarantees which rank pari passu or junior to such securities.

In addition, under the terms of the indenture governing its junior subordinated debt, the Company may not merge or consolidate with, or sell substantially all of its assets to any other corporation, person or entity unless (a) the surviving corporation is a domestic corporation which expressly assumes the Company's obligations with respect to the junior subordinated debt and the Capital Securities and related documents, (b) there is no, and the merger or other transaction would not cause, default under the junior subordinated debt, and (c) certain other conditions are met.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION

At March 31, 1997, the Company had total assets of $891.4 million, an increase of 10.9 percent, or $87.9 million from December 31, 1996.

Total deposits increased $59.8 million for the three month period ended March 31, 1997, to $742.1 million, which represented an 8.8 percent increase from December 31, 1996. Time deposits accounted for the greatest component of deposit increases, $64.9 million. Time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, increased by $46.1 million as part of the Bank's overall leveraging strategy. IRAs/Keoghs increased by $1.7 million due to continued promotion of this product. Retail time deposits under $100,000 increased by $13.5 million due primarily to time deposit promotions, and other time deposits over $100,000 increased by $3.6 million during the three month period ended March 31, 1997. Savings deposits increased by $4.1 million, as the Company's "Golden Statement" account, which provides an attractive yield for high balance accounts, attracted additional deposits. NOW accounts and demand deposits increased by $3.2 million and decreased by $3.5 million, respectively. Money market deposits decreased by $9.0 million, as customers generally switched money market account balances to higher yielding deposit products.

The securities portfolio of $306.1 million and $249.8 million at March 31, 1997 and December 31, 1996, respectively, consists of securities held to maturity at amortized cost of $99.9 million and $81.0 million, and securities available for sale at fair value totaling $206.2 million and $168.8 million, respectively.

During the three months ended March 31, 1997, U.S. Treasury and government agency obligations increased $39.2 million due primarily to purchases of $20.0 million in callable bonds and $18.3 million in indexed amortizing notes. The purchases were funded by proceeds received from the Company's issuance of Capital Securities and the sale of mortgage-backed securities. Mortgage-backed securities increased by $21.3 million as purchases of $39.7 million were offset by the sales transaction totaling $17.2 million and principal amortizations of $1.2 million. The mortgage-backed securities sold have low-yields or expectations to prepay in the near-term and were sold to take advantage of market conditions with the proceeds reinvested at increased yields and considerably shortened final maturities. The mortgage-backed securities purchased are floating-rate obligations whereby on each scheduled adjustment date, the coupon rate resets to a spread or margin over the then current London interbank offered rate ("LIBOR"). These purchases are funded by deposits or borrowings with rates at or similar to LIBOR in terms of cost and adjustment frequency. The Company's investment in obligations of states and political subdivisions, or municipal securities, decreased by $1.1 million during the first quarter of 1997 due mainly to maturities. Municipal securities are considered core investments which are high yielding on a tax equivalent basis and have diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yield of such securities to other securities of like credit risk and maturity. The Company currently has no outstanding holdings in corporate bonds as all such bonds aggregating $.9 million matured during the quarter ended March 31, 1997. Medium-term corporate debt securities which are rated investment grade by nationally recognized credit rating organizations

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

FINANCIAL CONDITION (Cont'd)

will continue to be evaluated for investment in the future. The security portfolio was further reduced due to the increase in loss on available for sale securities of $2.1 million.

The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk through the averaging of investments in medium-term maturities.

At March 31, 1997, net loans were $522.3 million, a net increase of $24.5 million or 4.9 percent over December 31, 1996. The primary increases of outstanding loan balances was $17.9 million in commercial mortgages and $6.7 million in real estate secured loans. The Bank had approximately $122.1 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits, borrowings and loan repayments and maturing securities.

The Bank has approximately $3.3 million of loans, collateralized by lease receivables, to Bennett Funding Group ("Bennett"), a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of these loans continue to be delayed by the bankruptcy proceedings. The Bank has not yet determined the extent of losses, if any, that will be sustained on these loans. However, based upon Bennett's filing, the loans have been placed on nonaccrual status. Including the Bennett loans, the Bank's nonaccrual loans were less than one percent of total assets at March 31, 1997.

The Bank's allowance for loan losses increased $.5 million or 9.1 percent to $6.3 million at March 31, 1997, from $5.7 million at December 31, 1996. The allowance for loan losses represented 1.19 percent of gross loans outstanding at March 31, 1997, compared to 1.14 percent at December 31, 1996. The allowance reflects a provision of $630,000 and net charge-offs of $107,000 recorded thus far in 1997. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Bank's loan portfolio. In management's judgment, the allowance is considered adequate to absorb potential losses inherent in the loan portfolio.

During the three months ended March 31, 1997, the Bank increased the amount of outstanding advances with the Federal Home Loan Bank of New York by $9.7 million, while borrowings under repurchase agreements decreased slightly. As noted above, municipal time deposits increased $46.1 million. These transactions represent funds borrowed on a short-to-intermediate-term basis as part of the Bank's overall leveraging strategy.

On February 5, 1997, the Company issued Corporation-Obligated mandatory redeemable capital securities of subsidiary trust ("Capital Securities") in an aggregate amount of $20 million. The Capital Securities quality as Tier I Capital for regulatory purposes and the payments are

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

FINANCIAL CONDITION (Cont'd)

deductible for tax purposes. The net proceeds of approximately $19 million from the issuance of the Capital Securities were used to reduce existing preferred stock ($3.3 million), provide additional capital to Union State Bank ($14.5 million) and for general corporate purposes. Further information is provided in the Notes to Consolidated Financial Statements.

Stockholders' equity decreased to $54.3 million at March 31, 1997, from the December 31, 1996 balance of $56.9 million. The decrease primarily results from the redemption of $3.3 million of preferred stock, an increase in the unrealized loss on available for sale securities, net of tax of $1.2 million, and dividends paid, partially offset by net income of $2.3 million for the three month period ended March 31, 1997. During the first quarter of 1997, the Company also sold 11,250 shares of treasury stock at fair market value in the aggregate amount of $203,000 and purchased 5,000 shares of treasury stock for $105,000.

The Company's leverage ratio at March 31, 1997 was 9.03 percent, compared to
7.06 percent at December 31, 1996. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 12.86 percent and 13.93 percent at March 31, 1997 and 10.45 percent and 11.50 percent at December 31, 1996, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at March 31, 1997 and December 31, 1996.

RESULTS OF OPERATIONS

Earnings

Net income for the three month period ended March 31, 1997 increased $82,000 or
3.6 percent to $2,332,000 compared to the same period in 1996. Net income per common and common equivalent share increased to $.35 in the quarter ended March 31, 1997 from $.34 in the same period in 1996. The annualized return on average total assets was 1.11 percent for the three months ended March 31, 1997 compared to 1.30 percent for the three months ended March 31, 1996. The overall increase in earnings in the 1997 quarter primarily reflects higher net interest income resulting from increased volume and effective leveraging of the balance sheet, and a lower effective income tax rate, offset by a higher loan loss provision, lower service fee income, and higher non-interest expenses to support increased business, while the three months ended March 31, 1996 was also favorably impacted by net gains on sales of securities and loans. A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three month period ended March 31, 1997, net interest income increased 17.1 percent to $8.0 million from $6.8 million in the year earlier period. Net interest income increased in the current quarter due to volume increases of

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

Net Interest Income (Cont'd)

average earning assets, partially offset by a decrease in the net interest spread. For the three months ended March 31, 1997 and 1996, the interest spread (yield on earning assets less cost of funds) was 3.59 percent and 3.65 percent, respectively. Yields on interest earning assets increased during the three month period ended March 31, 1997, while the cost of funds increased at a higher rate compared to the same period in 1996, resulting in the negative impact on the net interest spread. The increase in asset yields is partially as a result of achieving higher yields on the investment portfolio due to investing in callable agency securities and increasing yields on investments. Although leverage strategies result in a higher cost of funds, it has the effect of increasing net interest income while managing interest rate risk.

Provision for Loan Losses

The provision for loan losses increased $155,000 to $630,000 for the three month period ended March 31, 1997, compared to the same period in 1996. Net charge-offs in the first three months of 1997 totaled $107,000 relating primarily to real estate loans, compared to $114,000 of net charge-offs (principally real estate loans) during the same period in 1996. Nonaccrual loans were $7.7 million at March 31, 1997, compared to $8.1 million at December 31, 1996, and $7.2 million at March 31, 1996. The Bank has approximately $3.3 million of loans, collateralized by lease receivables, to Bennett Funding Group, a lease finance company, which filed for bankruptcy during the first quarter of 1996. The Bank does not yet know the extent of losses, if any, that will be sustained on these loans. However, based upon Bennett's filing, the loans were placed on nonaccrual status in March 1996. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, it must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on an ongoing basis as an integral part of the loan function, which includes the identification of past due loans, the recognition of the current economic environment and the review of the historical loan experience. Management has taken a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio and believes that the allowance for loan losses at March 31, 1997 reflects the risk elements inherent in the total loan portfolio at this time. The changes in the provision charged to income and the allowance for loan losses reflects such uncertainties on an ever increasing loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Non-Interest Income

Non-interest income for the three months ended March 31, 1997 decreased by $354,000 to $871,000 from $1,225,000 in the same period of 1996. The first quarter decrease is related to

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)
Non-Interest Income (Cont'd)

lower net gains on securities and loan transactions ($365,000) in the three month period ended March 31, 1997, and lower service charges and fees ($52,000) partially offset by higher other income ($63,000).

The decrease in service charges was due to lower insufficient funds charges and increased competition impacted the level of fees charged.

Other income, which consists of credit card fees, loan servicing income, wire transfer fees, safe deposit, and other fees, increased slightly due to growth in credit card revenue and other income.

Non-Interest Expenses

Non-interest expenses increased $657,000 to $4,899,000 for the three month period ended March 31, 1997 from the comparable period in 1996. The primary reasons for this increase result from an increase in salaries and other operating costs to support growth of the Bank. The following section discusses each component of non-interest expense.

Salaries and benefits, the largest component of non-interest expense, increased by $295,000 during the three month period ended March 31, 1997 compared to the previous year, which represented an increase of 12.4 percent. The salary increases occurred due to additional personnel necessary for the Bank to accommodate the increases in both deposits and loans and their related services and annual merit increases. The increase in employee benefits occurred because of an increase in incentive compensation programs which is based upon the Company's net income and overall financial performance, higher payroll taxes during 1997 due to the higher salary base and increases in other employee benefit programs such as medical coverage, tuition reimbursement, and training.

o The changes in the other components of non-interest expenses for the three month period ended March 31, 1997 compared to March 31, 1996 were due to the following:

o Increase of $112,000 (13.5%) in occupancy and equipment expense. This increase is due principally to higher maintenance expenses relating to the Bank's branch and computer related equipment, and additional rental expense associated with a new branch opening, the relocation of the Orangeburg Branch and opening of the Westchester Loan Center all of which occurred in mid 1996.

o Decrease of $38,000 (16.7%) in advertising and business development. The decrease reflects management control of advertising and promotion activities.

o Increase of $131,000 (58.7%) in professional fees. This increase relates to accounting and auditing fees, and professional fees primarily associated with loan collections, foreclosures and other litigation.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

Non-Interest Expenses (Cont'd)

o Increase of $36,000 (22.8%) in communications is due to an increase in postage and telephone expenses that arose as a result of higher postal volume, upgrading of data lines throughout the Bank, and relocation of the Bank's Data Center to its Corporate Headquarters in November 1996.

o Increase of $27,000 (29.7%) in stationery and printing. The increase occurred due to printing costs and supplies necessitated by increased loan and deposit volume and growth of the credit card operation.

o Increase of $21,000 in FDIC insurance premiums results from new FDIC deposit premiums, which became effective in January 1997, to finance the FICO bonds.

o Increase of $73,000 (21.5%) in other expenses, results from higher branch charge-offs, accruals for a contribution to the U.S.B Foundation, Inc., offset by lower foreclosure related expenses.

Income Taxes

The effective tax rates for the three month periods ended March 31, 1997 and 1996 was 30.3 percent and 32.7 percent, respectively. The decrease in the overall effective tax rate in 1997 primarily reflects lower state income taxes.

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibit XI - Statement re: Computation of Earnings Per Share

      (b) Reports on Form 8-K. Two Form 8-K's dated January 28, 1997 and February 6, 1997, were filed by the Company during the quarter ended March 31, 1997. On January 28, 1997, the Company issued a press release announcing its earnings for the year and quarter ended December 31, 1996. A copy of the press release was filed as Exhibit 99 to the Form 8-K.

            On February 6, 1997, the Company issued a press release announcing its issuance of $20 million of Trust Preferred Securities. A copy of the press release was filed as Exhibit 99 to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 14, 1997.

                            U.S.B. HOLDING CO., INC.


------------------------------------          -------------------------------
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