Form 10-Q/A
period 1997-03-31
USB HOLDING CO INC
filed 1997-06-16
CIK 707805

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A-1

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


                               YES  X        NO
                                  ------       ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                      OUTSTANDING AT APRIL 30, 1997
             -----                      -----------------------------

     Common stock, par value                      6,198,147
         $5 per share

                           U.S.B. HOLDING CO., INC.

                              TABLE OF CONTENTS

                                                                     PAGE NO.
                                                                     --------

PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF CONDITION AS OF
         MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996               1

         CONSOLIDATED STATEMENTS OF INCOME FOR THE
         THREE MONTHS ENDED MARCH 31, 1997 AND 1996
         (UNAUDITED)                                                    2

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         THE THREE MONTHS ENDED MARCH 31, 1997 AND
         1996 (UNAUDITED)                                               3

         CONSOLIDATED STATEMENT OF CHANGES IN
         STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
         ENDED MARCH 31, 1997 (UNAUDITED)                               5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)                                                    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 17

PART II. OTHER INFORMATION AND SIGNATURES                              23

                        PART I--FINANCIAL INFORMATION


U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CONDITION                       (UNAUDITED)
                                                             MARCH 31,             DECEMBER 31,
                                                                1997                   1996
                                                           -----------             ------------
                                                                (000'S, EXCEPT SHARE DATA)

ASSETS
------
Cash and due from banks............................         $ 23,735                 $ 18,821
Federal funds sold.................................            9,200                   10,800
                                                            --------                 --------
Cash and cash equivalents..........................           32,935                   29,621
Interest bearing deposits in other banks...........               --                       99
Securities:
  Available for sale (at fair value)...............          206,202                  168,756
  Held to maturity (fair value $100,945
    in 1997 and $83,123 in 1996)...................           99,901                   81,019
Loans held for sale................................               58                      274
Loans, net of allowance for loan losses of
  $6,265 in 1997 and $5,742 in 1996..............            522,252                  497,495
Premises and equipment, net........................           10,515                   10,104
Accrued interest receivable........................            6,829                    5,820
Other real estate owned............................              712                      651
Other assets.......................................           11,956                    9,612
                                                           ---------                ---------
TOTAL ASSETS.......................................        $ 891,360                $ 803,451
                                                           ---------                ---------
                                                           ---------                ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Non-interest bearing deposits......................        $  93,767                $  97,251
Interest bearing deposits:
  NOW..............................................           47,827                   44,578
  Money Market.....................................           47,271                   56,284
  Savings..........................................          221,208                  217,111
  Time.............................................          331,983                  267,056
                                                           ---------                ---------
Total deposits.....................................          742,056                  682,280
Accrued interest payable...........................            2,775                    1,895
Accrued expenses and other liabilities.............            3,662                    2,718
Securities sold under agreements to repurchase.....           28,475                   29,425
Federal Home Loan Bank advances....................           39,996                   30,267
                                                           ---------                ---------
Total liabilities..................................          816,964                  746,585
Corporation-Obligated mandatory redeemable capital
  securities of subsidiary trust...................           20,000                       --
Minority interest-junior preferred stock of
  consolidated subsidiary..........................              137                       --
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, no par value; authorized shares
    100,000; outstanding shares: 32,500 in 1996....               --                    3,250
  Common stock, $5 par value; 7,000,000 shares
    authorized; issued shares of 6,334,338 in 1997
    and 6,326,808 in 1996..........................           31,672                   31,634
  Additional paid-in capital.......................           10,899                   10,783
  Retained earnings................................           14,406                   12,664
  Treasury stock at cost, 137,522 shares
    in 1997 and 143,772 shares in 1996.............             (930)                    (895)
  Unrealized loss on available for sale securities,
    net of tax.....................................           (1,788)                    (570)
                                                           ---------                ---------
Total stockholders' equity.........................           54,259                   56,866
                                                           ---------                ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........        $ 891,360                $ 803,451
                                                           ---------                ---------
                                                           ---------                ---------

      See notes to consolidated financial statements.
                                1


U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                     THREE MONTHS ENDED
                                                             MARCH 31,              MARCH 31,
                                                               1997                   1996
                                                           -----------             ------------
                                                                 (000'S, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans...........................      $   11,317                $    9,225
Interest on federal funds sold.......................             179                       244
Interest and dividends on securities:
    Mortgage-backed securities.......................           1,746                     1,763
    U.S. Treasury and government.....................           1,835                       784
    Obligations of states and political subdivisions.             788                       777
    Corporate and other..............................              19                       223
Interest on deposits in other banks..................              --                        34
Dividends on Federal Home Loan Bank stock............              69                        30
                                                           ----------                ----------
Total interest income................................          15,953                    13,080
                                                           ----------                ----------
INTEREST EXPENSE:
Interest on deposits.................................           6,760                     6,065
Interest on borrowings...............................             902                       180
Interest on Corporation--Obligated mandatory
  redeemable capital securities of subsidiary trust..             288                        --
                                                           ----------                ----------
Total interest expense...............................           7,950                     6,245
                                                           ----------                ----------
NET INTEREST INCOME..................................           8,003                     6,835
Provision for loan losses............................             630                       475
                                                           ----------                ----------
Net interest income after provision for loan losses..           7,373                     6,360
                                                           ----------                ----------
NON-INTEREST INCOME:
(Loss) gain on securities transactions--net..........              (3)                      447
Gain (loss) on loans held for sale...................               7                       (78)
Service charges and fees.............................             569                       621
Other income.........................................             298                       235
                                                           ----------                ----------
Total non-interest income............................             871                     1,225
                                                           ----------                ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits.......................           2,665                     2,370
Occupancy and equipment expense......................             944                       832
Advertising and business development.................             190                       228
Professional fees....................................             354                       223
Communications.......................................             194                       158
Stationery and printing..............................             118                        91
FDIC insurance.......................................              22                         1
Other expenses.......................................             412                       339
                                                           ----------                ----------
Total non-interest expense...........................           4,899                     4,242
                                                           ----------                ----------
Income before income taxes...........................           3,345                     3,343
Provision for income taxes...........................           1,013                     1,093
                                                           ----------                ----------
NET INCOME...........................................      $    2,332                $    2,250
                                                           ----------                ----------
                                                           ----------                ----------
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE.............................      $      .35                $      .34
                                                           ----------                ----------
                                                           ----------                ----------
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING.......................       6,632,592                 6,433,517
                                                           ----------                ----------
                                                           ----------                ----------

      See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                     THREE MONTHS ENDED
                                                             MARCH 31,              MARCH 31,
                                                               1997                   1996
                                                           -----------             ------------
                                                                         (000'S)
OPERATING ACTIVITIES:
Net income...........................................      $    2,332                $    2,250
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses..........................             630                       475
  Depreciation and amortization......................             361                       322
  Amortization/accretion of premiums/discounts on
    securities--net..................................              82                        56
  Loss (gain) on securities transactions--net........               3                      (447)
  (Gain) loss on loans held for sale--net............              (7)                       78
Origination of loans held for sale...................            (265)                     (950)
Proceeds from sales of loans held for sale...........             481                        --
Increase in accrued interest receivable..............          (1,009)                     (131)
Other--net...........................................           1,145                    (1,248)
                                                           ----------                ----------
Net cash provided by operating activities............           3,753                       405
                                                           ----------                ----------

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale.          17,633                    36,088
Proceeds from principal paydowns and maturities of
  securities available for sale......................           3,720                     6,203
Proceeds from maturities of securities
  held to maturity...................................           1,160                     1,318
Purchases of securities available for sale...........         (60,940)                  (57,080)
Purchases of securities held to maturity.............         (20,098)                       --
Net decrease in interest bearing deposits
 in other banks......................................              99                     1,871
Loans originated, net of principal collections.......         (25,590)                  (27,984)
Purchases of premises and equipment--net.............            (766)                     (713)
Proceeds from sales of OREO..........................             147                       236
                                                           ----------                ----------
Net cash used for investing activities...............         (84,635)                  (40,061)
                                                           ----------                ----------
FINANCING ACTIVITIES:
Net (decrease) increase in non-interest bearing
 deposits, NOW, money market and
 savings accounts....................................          (5,151)                    4,297
Increase in time deposits, net of withdrawals
 and maturities......................................          64,927                    15,477
Increase in Federal Home Loan Bank
 advances--short-term................................          10,000                        --
Proceeds from Federal Home Loan Bank
  advances--long-term................................              --                     4,000
Repayment of Federal Home Loan Bank
  advances--long-term................................            (271)                       --
Net decrease in securities sold under
  agreements to repurchase...........................            (950)                       --
Net proceeds from issuance of Corporation-Obligated
  mandatory redeemable capital securities of
  subsidiary trust...................................          19,225                        --
Repayment of preferred stock.........................          (3,250)                       --
Cash dividends paid..................................            (590)                     (499)
Proceeds from sale of junior preferred
  stock of consolidated subsidiary...................             137                        --
Proceeds from issuance of common stock...............              21                        --
Proceeds from sale of treasury stock.................             203                       250
Purchase of treasury stock...........................            (105)                       --
                                                           ----------                ----------
Net cash provided by financing activities............          84,196                     23,525
                                                           ----------                ----------
           -Continued-

                                     3

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(cont'd)
                                                                     THREE MONTHS ENDED
                                                            MARCH 31,               MARCH 31,
                                                              1997                    1996
                                                           -----------             ----------
                                                                         (000'S)
Increase (Decrease) in Cash and Cash Equivalents.....      $   3,314               $  (16,131)
Cash and Cash Equivalents, Beginning of Period.......         29,621                   37,269
                                                           ---------               ----------
Cash and Cash Equivalents, End of Period.............      $  32,935               $   21,138
                                                           ---------               ----------
                                                           ---------               ----------
Supplemental Disclosures:
 Interest paid.......................................      $   7,070               $    6,124
                                                           ---------               ----------
 Income tax payments.................................      $     364               $    1,728
                                                           ---------               ----------
 Transfer of assets to OREO..........................      $     210               $      580
                                                           ---------               ----------
 Transfer of loans held for sale to loans
  held to maturity at lower of cost or fair value....      $      --               $    1,344
                                                           ---------               ----------
 Change in unrealized gain/loss on securities
   available for sale--net of tax....................      $  (1,218)              $   (1,461)
                                                           ---------               ----------

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                               FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                     (000's, Except Share Data)

                                                                                                                      UNREALIZED
                                      PREFERRED                                                                       GAIN (LOSS)
                                        STOCK           COMMON STOCK         ADDITIONAL                              ON AVAILABLE
                                        NO PAR      SHARES        $5 PAR      PAID-IN       RETAINED     TREASURY       FOR SALE
                                        VALUE     OUTSTANDING     VALUE       CAPITAL       EARNINGS       STOCK      SECURITIES
                                      ---------   -----------    --------    ----------     --------     --------    ------------
Balance at January 1, 1997.........   $ 3,250      6,183,036     $31,634     $10,783        $12,664      $ (895)        $ (570)

Net income.........................                                                           2,332

Cash dividends:
 Common ($.09 per share)...........                                                            (556)
 Preferred.........................                                                             (34)

Common Stock Issued:
 Incentive stock options exercised
   ($2.86 per share)...............                    7,530          38         (17)

Purchase of treasury stock.........                   (5,000)                                  (105)

Sale of treasury stock.............                   11,250                     133             70

Repayment of preferred stock.......    (3,250)

Change in unrealized gain (loss) on
  available for sale securities,
  net of tax.......................                                                                                     (1,218)
                                      -------      ---------     -------     -------        -------      -------        --------
Balance at March 31, 1997..........   $    --      6,196,816     $31,672     $10,899        $14,406      $ (930)        $(1,788)
                                      -------      ---------     -------     -------        -------      -------        --------
                                      -------      ---------     -------     -------        -------      -------        --------

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

4. FORWARD-LOOKING STATEMENTS (CONTINUED)

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

    SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. SFAS No. 128 states that "Basic EPS" excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period; "Diluted EPS" reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. EARNINGS PER SHARE (CONTINUED)

the earnings of the entity. "Diluted EPS" is computed similarly to "Fully Diluted EPS" pursuant to APB Opinion No. 15.

   On a pro forma basis, the effect of this statement will be to report earnings per share as follows:

                                                                            THREE MONTHS ENDED
                                                                       ----------------------------

                                                                        MARCH 31, 1997     MARCH 31, 1996
                                                                       -----------------  ---------------
Earnings per share as currently reported
 (per APB 15):
Primary earnings per share...........................................      $    0.35      $    0.34
Fully diluted earnings per share.....................................      $    0.35      $    0.34

Pro forma earnings per share in accordance
 with SFAS No. 128:
Basic earnings per share.............................................      $    0.37      $    0.35
Diluted earnings per share...........................................      $    0.35      $    0.34

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

    Restructured loans in the amounts of $.4 million and $.6 million at March 31, 1997 and December 31, 1996, respectively, that are considered to be impaired due to a reduction in the contractual interest rate are on accrual status since the collateral securing the loans are sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. LOANS (CONTINUED)

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

8. SECURITIES AND LOANS HELD FOR SALE (CONTINUED)

    A summary of the amortized cost and fair value of securities and related gross unrealized gains and losses at March 31, 1997 and December 31, 1996, follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                        (000'S)
                                                                                   GROSS        GROSS
                                                                     AMORTIZED   UNREALIZED   UNREALIZED    FAIR
MARCH 31, 1997:                                                        COST        GAINS        LOSSES      VALUE
-------------------------------------------------------------------  ----------  -----------  ---------  ----------
Available for Sale:
U.S. Treasury and government agencies..............................  $  116,216   $  --       $   2,880  $  113,336
Obligations of states and political subdivisions...................       1,166           4      --           1,170
Mortgage-backed securities.........................................      91,819       1,105       1,327      91,597
Other..............................................................          99      --          --              99
-------------------------------------------------------------------------------------------------------------------
Total securities available for sale................................  $  209,300   $   1,109   $   4,207  $  206,202
-------------------------------------------------------------------------------------------------------------------
Held to Maturity:
Obligations of states and political subdivisions...................  $   60,089   $   1,390   $     121  $   61,358
Mortgage-backed securities.........................................      29,812          56          81      29,787
U.S. government agencies...........................................      10,000      --             200       9,800
-------------------------------------------------------------------------------------------------------------------
Total securities held to maturity..................................  $   99,901   $   1,446   $     402  $  100,945
-------------------------------------------------------------------------------------------------------------------

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. SECURITIES AND LOANS HELD FOR SALE (CONTINUED)


-------------------------------------------------------------------------------------------------------------------
                                                                                        (000'S)
                                                                                   GROSS        GROSS
                                                                     AMORTIZED   UNREALIZED   UNREALIZED    FAIR
DECEMBER 31, 1996:                                                     COST        GAINS        LOSSES      VALUE
-----------------------------------------------------------------  ----------  -----------  -----------  ----------
Available for Sale:
U.S. Treasury and government agencies............................  $   77,037   $      20    $   1,022   $   76,035
Obligations of states and political subdivisions.................       1,166          29       --            1,195
Mortgage-backed securities.......................................      90,543         725          741       90,527
Corporate bonds..................................................         897           2       --              899
Other............................................................         100      --           --              100
-------------------------------------------------------------------------------------------------------------------
Total securities available for sale..............................  $  169,743   $     776    $   1,763   $  168,756
-------------------------------------------------------------------------------------------------------------------
Held to Maturity:
U.S. Treasury and government agencies............................  $   10,000   $       3    $  --       $   10,003
Obligations of states and political subdivisions.................      61,222       2,178           23       63,377
Mortgage-backed securities.......................................       9,797          10           64        9,743
-------------------------------------------------------------------------------------------------------------------
Total securities held to maturity................................  $   81,019   $   2,191    $      87   $   83,123
-------------------------------------------------------------------------------------------------------------------

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

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

9. BORROWINGS, STOCKHOLDERS' EQUITY AND NET INCOME PER COMMON SHARE DATA (CONTINUED)

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

                                                                                 (000'S, EXCEPT
                                                                                  PERCENTAGES)
                                                                              --------------------
                                                                                1997       1996
                                                                              ---------  ---------
Balance at March 31.........................................................  $  43,475  $  --
Average balance outstanding.................................................     37,314    123
Weighted-average interest rate*
 As of March 31.............................................................       5.70%    --
 Paid during period.........................................................       5.67%  4.05%

------------------------

* The weighted-average interest rates for 1997 have been adjusted to reflect the effect of an interest rate swap used to convert a variable rate borrowing to a fixed rate.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

9. BORROWINGS, STOCKHOLDERS' EQUITY AND NET INCOME PER COMMON SHARE DATA (CONTINUED)

    The following table is a summary of long-term debt distributed based upon remaining contractual maturity at March 31, 1997 and December 31, 1996.

                                                                                        (000'S, EXCEPT
                                                                                         PERCENTAGES)
                                                                                     --------------------
                                                                          AFTER 1
                                                                        BUT WITHIN     AFTER       1997      1997
                                                                          5 YEARS     5 YEARS     TOTAL      TOTAL
                                                                        -----------  ---------  ---------  ---------
Fixed rate advances...................................................   $  22,284   $   2,712  $  24,996  $  25,267
Weighted-average interest rate........................................        6.14%       6.72%      6.20%      6.20%

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

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

9. BORROWINGS, STOCKHOLDERS' EQUITY AND NET INCOME PER COMMON SHARE DATA (CONTINUED)

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

    In connection with its asset and liability management program, during 1994 the Bank entered into a protected rate agreement ("cap") which has an aggregate notional amount of $3.0 million at March 31, 1997. The premium paid in the amount of $85,000 was deferred and is being amortized over the five year life of the cap. Under the terms of the cap, the Bank will be reimbursed for increases in one month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875 percent. Interest rate cap agreements allow the Bank to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments from a mortgage-backed security with an interest rate adjusted annually to the one year constant maturity Treasury rate. The Bank has also entered into an interest rate swap contract, which effectively adjusts the short-term interest rate on a security sold under agreement to repurchase borrowing to a long-term fixed interest rate. Under the terms of the contract, the Bank is required to pay a fixed interest rate payment equal to 6.16% of a

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

11. Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trust (Continued)

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

    The Company's leverage ratio at March 31, 1997 was 8.88 percent, compared to
7.06 percent at December 31, 1996. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 12.65 percent and 13.93 percent at March 31, 1997 and 10.45 percent and 11.50 percent at December 31, 1996, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at March 31, 1997 and December 31, 1996.

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

    The changes in the other components of non-interest expenses for the three month period ended March 31, 1997 compared to March 31, 1996 were due to the following:

-- Increase of $112,000 (13.5%) in occupancy and equipment expense. This increase is due principally to higher maintenance expenses relating to the Bank's branch and computer related equipment, and additional rental expense associated with a new branch opening, the relocation of the Orangeburg Branch and opening of the Westchester Loan Center all of which occurred in mid 1996.

-- Decrease of $38,000 (16.7%) in advertising and business development. The decrease reflects management control of advertising and promotion activities.

-- Increase of $131,000 (58.7%) in professional fees. This increase relates to accounting and auditing fees, and professional fees primarily associated with loan collections, foreclosures and other litigation.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

NON-INTEREST EXPENSES (Cont'd)

-- Increase of $36,000 (22.8%) in communications is due to an increase in postage and telephone expenses that arose as a result of higher postal volume, upgrading of data lines throughout the Bank, and relocation of the Bank's Data Center to its Corporate Headquarters in November 1996.

-- Increase of $27,000 (29.7%) in stationery and printing. The increase occurred due to printing costs and supplies necessitated by increased loan and deposit volume and growth of the credit card operation.

-- Increase of $21,000 in FDIC insurance premiums results from new FDIC deposit premiums, which became effective in January 1997, to finance the FICO bonds.

-- Increase of $73,000 (21.5%) in other expenses, results from higher branch charge-offs, accruals for a contribution to the U.S.B Foundation, Inc., offset by lower foreclosure related expenses.

INCOME TAXES

    The effective tax rates for the three month periods ended March 31, 1997 and 1996 was 30.3 percent and 32.7 percent, respectively. The decrease in the overall effective tax rate in 1997 primarily reflects lower state income taxes.

                           PART II--OTHER INFORMATION

Item 6.                                        Exhibits and Reports on Form 8-K

                                               (a) Exhibit XI--Statement re: Computation of
                                               Earnings Per Share

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


                                       SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 16, 1997.



                                U.S.B. HOLDING CO., INC.



__________________________________________   _________________________________
Thomas E. Hales                              Steven T. Sabatini
Chairman of the Board, President             Executive Vice President Finance,
Chief Executive Officer and Director         Chief Financial Officer and
                                             Assistant Secretary
                                             (Principal Financial and
                                              Accounting Officer)