Form 10-Q
period 1997-06-30
USB HOLDING CO INC
filed 1997-08-13
CIK 707805

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934


           For the Quarter Ended June 30, 1997 Commission File No. 010950


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

                          YES      X         NO
                                --------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                       OUTSTANDING AT AUGUST 4, 1997
                  -----                       -----------------------------
         Common stock, par value                       6,203,478
              $5 per share

                                 U.S.B. HOLDING CO., INC.

                                    TABLE OF CONTENTS
                                    -----------------

                                                                     PAGE NO.
                                                                     --------
PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF CONDITION AS OF
         JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996                 1

         CONSOLIDATED STATEMENTS OF INCOME FOR THE
         THREE MONTHS ENDED JUNE 30, 1997 AND 1996
         (UNAUDITED)                                                     2

         CONSOLIDATED STATEMENTS OF INCOME FOR THE
         SIX MONTHS ENDED JUNE 30, 1997 AND 1996
         (UNAUDITED)                                                     3

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
         (UNAUDITED)                                                     4

         CONSOLIDATED STATEMENT OF CHANGES IN
         STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
         ENDED JUNE 30, 1997 (UNAUDITED)                                 6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7
         (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  19

PART II. OTHER INFORMATION AND SIGNATURES                               25

                      PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CONDITION
------------------------------------


                                                                   (Unaudited)
                                                          June 30,               December 31,
                                                            1997                      1996
                                                        -------------           -------------

ASSETS                                                       (000's, Except Share Data)
Cash and due from banks                                  $ 27,519                 $ 18,821
Federal funds sold                                         13,900                   10,800
                                                         --------                 --------
Cash and cash equivalents                                  41,419                   29,621
Interest bearing deposits in other banks                    --                          99
Securities:
    Available for sale (at fair value)                    245,921                  168,756
    Held to maturity (fair value $104,126
       in 1997 and $83,123 in 1996)                       102,299                   81,019
Loans held for sale                                           214                      274
Loans, net of allowance for loan losses of
    $6,945 in 1997 and $5,742 in 1996                     530,790                  497,495
Premises and equipment, net                                10,237                   10,104
Accrued interest receivable                                 6,581                    5,820
Other real estate owned                                     2,044                      651
Federal Home Loan Bank stock                                8,542                    4,238
Other assets                                                9,995                    5,374
                                                         --------                 --------
TOTAL ASSETS                                            $ 958,042                 $803,451
                                                         --------                 --------
                                                         --------                 --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                           $ 103,404                 $ 97,251
Interest bearing deposits:
    NOW                                                    50,482                   44,578
    Money Market                                           45,109                   56,284
    Savings                                               242,906                  217,111
    Time                                                  337,227                  267,056
                                                         --------                 --------
Total deposits                                            779,128                  682,280
Accrued interest payable                                    2,781                    1,895
Accrued expenses and other liabilities                      2,522                    2,718
Securities sold under agreements to repurchase             61,459                   29,425
Federal Home Loan Bank advances                            34,721                   30,267
                                                         --------                 --------
Total liabilities                                         880,611                  746,585
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trust                        20,000                      --
Minority interest-junior preferred stock of consolidated
     subsidiary                                               137                      --
Commitments and contingencies (Note 11)
Stockholders' equity:
    Preferred stock, no par value; authorized shares
       100,000; outstanding shares:  32,500 in 1996            --                    3,250
    Common stock, $5 par value; 20,000,000 shares
        authorized; issued shares of 6,336,000 in 1997
        and 6,326,808 in 1996                              31,680                   31,634
    Additional paid-in capital                             11,031                   10,783
    Retained earnings                                      16,347                   12,664
    Treasury stock at cost, 132,522 shares
       in 1997 and 143,772 shares in 1996                    (896)                    (895)
    Unrealized loss on available for sale securities,
       net of tax                                            (868)                    (570)
                                                         --------                 --------
Total stockholders' equity                                 57,294                   56,866
                                                         --------                 --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $958,042                 $803,451
                                                         --------                 --------
                                                         --------                 --------

    See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------


                                                                    Three Months Ended
                                                                    June 30,    June 30,
                                                                      1997        1996
                                                                      ----        ----
                                                                 (000's, Except Share Data)

INTEREST INCOME:
Interest and fees on loans                                         $ 11,958       $  9,702
Interest on federal funds sold                                          162            143
Interest and dividends on securities:
    Mortgage-backed securities                                        2,265          1,713
    U.S. Treasury and government                                      2,469          1,293
    Obligations of states and political subdivisions                    797            774
    Corporate and other                                                  10            149
Dividends on Federal Home Loan Bank stock                               106             38
                                                              -------------  -------------
Total interest income                                                17,767         13,812
                                                              -------------  -------------
                                                              -------------  -------------

INTEREST EXPENSE:
Interest on deposits                                                  7,523          6,269
Interest on borrowings                                                1,288            297
Interest on Corporation - Obligated mandatory redeemable
    capital securities of subsidiary trust                              488             --
                                                              -------------  -------------
Total interest expense                                                9,299          6,566
                                                              -------------  -------------

NET INTEREST INCOME                                                   8,468          7,246
Provision for loan losses                                               830            600
                                                              -------------  -------------

Net interest income after provision for loan losses                   7,638          6,646

NON-INTEREST INCOME:
Gain on securities transactions - net                                   507            145
Gain on loans held for sale                                               2            ---
Service charges and fees                                                566            593
Other income                                                            309            245
                                                              -------------    -----------
Total non-interest income                                             1,384            983
                                                              -------------    -----------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                        2,816          2,482
Occupancy and equipment expense                                         968            845
Advertising and business development                                    266            210
Professional fees                                                       333            270
Communications                                                          175            151
Stationery and printing                                                 117            101
FDIC insurance                                                           21            ---
Other expenses                                                          728            257
                                                              -------------  -------------
Total non-interest expense                                            5,424          4,316
                                                              -------------  -------------
Income before income taxes                                            3,598          3,313
Provision for income taxes                                            1,098          1,188
NET INCOME                                                    $       2,500  $       2,125
                                                              -------------  -------------
                                                              -------------  -------------
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                                     $         .37  $         .31
WEIGHTED AVERAGE COMMON AND COMMON
                                                              -------------  -------------
                                                              -------------  -------------
   EQUIVALENT SHARES OUTSTANDING                                  6,746,675      6,495,584
                                                              -------------  -------------
                                                              -------------  -------------

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                             Six Months Ended
                                                                           June 30,     June 30,
                                                                             1997         1996
                                                                             ----         ----
                                                                       (000's, Except Share Data)
INTEREST INCOME:
Interest and fees on loans                                                 $ 23,275       $18,927
Interest on federal funds sold                                                  341           387
Interest and dividends on securities:
    Mortgage-backed securities                                                4,011         3,476
    U.S. Treasury and government                                              4,304         2,077
    Obligations of states and political subdivisions                          1,585         1,551
    Corporate and other                                                          29           370
Interest on deposits in other banks                                              --            36
Dividends on Federal Home Loan Bank stock                                       175            68
                                                                        -----------   -----------
Total interest income                                                        33,720        26,892
                                                                        -----------   -----------
INTEREST EXPENSE:
Interest on deposits                                                         14,283        12,334
Interest on borrowings                                                        2,190           477
Interest on Corporation - Obligated mandatory redeemable
    capital securities of subsidiary trust                                      776            --
Total interest expense                                                       17,249        12,811
                                                                        -----------   -----------
NET INTEREST INCOME                                                          16,471        14,081
Provision for loan losses                                                     1,460         1,075
                                                                        -----------   -----------
Net interest income after provision for loan losses                          15,011        13,006
                                                                        -----------   -----------
NON-INTEREST INCOME:
Gain on securities transactions - net                                           504           592
Gain (loss) on loans held for sale                                                9           (78)
Service charges and fees                                                      1,135         1,214
Other income                                                                    607           480
                                                                        -----------   -----------
Total non-interest income                                                     2,255         2,208
                                                                        -----------   -----------
                                                                        -----------   -----------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                5,481         4,852
Occupancy and equipment expense                                               1,912         1,677
Advertising and business development                                            456           438
Professional fees                                                               687           493
Communications                                                                  369           309
Stationery and printing                                                         235           192
FDIC insurance                                                                   43             1
Other expenses                                                                1,140           596
                                                                        -----------   -----------
Total non-interest expense                                                   10,323         8,558
                                                                        -----------   -----------
Income before income taxes                                                    6,943         6,656
Provision for income taxes                                                    2,111         2,281
                                                                        -----------   -----------
NET INCOME                                                              $     4,832   $     4,375
                                                                        -----------   -----------
                                                                        -----------   -----------


                                                                       $       .72    $       .65
NET INCOME PER COMMON AND                                              -----------    -----------
  COMMON EQUIVALENT SHARE                                              -----------    -----------
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                                          6,701,773      6,483,536
                                                                       -----------    -----------
                                                                       -----------    -----------

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------

                                                                              SIX MONTHS ENDED
                                                                          JUNE 30,        JUNE 30,
                                                                            1997            1996
                                                                         ----------      ----------
                                                                                   (000's)
OPERATING ACTIVITIES:
Net income                                                               $    4,832      $    4,375
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                  1,460           1,075
   Depreciation and amortization                                                739             647
   Amortization/accretion of premiums/discounts on securities - net             140             114
   Deferred taxes                                                              (639)           (622)
   Gain on securities transactions - net                                       (504)           (592)
   (Gain) loss on loans held for sale - net                                      (9)             78
Origination of loans held for sale                                             (479)         (1,227)
Proceeds from sales of loans held for sale                                      481              --
Increase in accrued interest receivable                                        (761)           (801)
Other - net                                                                  (1,999)         (2,044)
                                                                         ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     3,261           1,003
                                                                         ----------      ----------
                                                                         ----------      ----------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                         52,138          47,109
Proceeds from principal paydowns and maturities
   of securities available for sale                                          16,915           8,656
Proceeds from maturities of securities held to maturity                       4,699           4,425
Purchases of securities available for sale                                 (146,257)        (67,097)
Purchases of securities held to maturity                                    (26,091)        (25,260)
Net decrease in interest bearing deposits in other banks                         99           1,970
Loans originated, net of principal collections                              (36,444)        (55,763)
Purchases of premises and equipment - net                                      (863)           (991)
Proceeds from sales of OREO                                                     357           1,346
Purchase of FHLB stock                                                       (4,304)         (1,016)
                                                                         ----------      ----------
NET CASH USED FOR INVESTING ACTIVITIES                                     (139,751)        (86,621)
                                                                         ----------      ----------
                                                                         ----------      ----------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                    26,677          29,342
Increase in time deposits, net of withdrawals and maturities                 70,171          31,158
Net increase in Federal Home Loan Bank advances - short-term                  5,000              --
Proceeds from Federal Home Loan Bank advances - long-term                        --          11,000
Repayment of Federal Home Loan Bank advances - long-term                       (546)           (203)
Net increase in securities sold under agreements to repurchase               32,034          10,170
Net proceeds from issuance of Corporation-Obligated mandatory
   redeemable capital securities of subsidiary trust                         18,921              --
Redemption of preferred stock                                                (3,250)           (250)
Cash dividends paid                                                          (1,149)         (1,038)
Proceeds from sale of junior preferred stock of
    consolidated subsidiary                                                     137              --
Proceeds from issuance of common stock                                           28               1
Proceeds from sale of treasury stock                                            370             250
Purchase of treasury stock                                                     (105)             --
                                                                         ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   148,288          80,430
                                                                         ----------      ----------
                                                                         ----------      ----------
    -Continued-


U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)  (cont'd)
------------------------------------------------------------

                                                                              SIX MONTHS ENDED
                                                                          JUNE 30,        JUNE 30,
                                                                            1997            1996
                                                                         ----------      ----------
                                                                                   (000's)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         $   11,798      $   (5,188)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               29,621          37,269
                                                                         ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   41,419      $   32,081
                                                                         ----------      ----------
                                                                         ----------      ----------
Supplemental Disclosures:
   Interest paid                                                         $   16,363      $   12,920
                                                                         ----------      ----------
   Income tax payments                                                   $    2,894      $    4,448
                                                                         ----------      ----------
   Transfer of assets to OREO                                            $    1,756      $      580
                                                                         ----------      ----------
   Transfer of loans held for sale to loans held to
       maturity at lower of cost or fair value                           $       58      $    1,344
                                                                         ----------      ----------
   Change in unrealized gain/loss on securities
       available for sale - net of tax                                   $     (298)     $   (2,256)
                                                                         ----------      ----------
See notes to consolidated financial statements.


U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)
----------------------------------------------------------------------

                                      FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                            (000's, Except Share Data)

                                                                                                                 Unrealized
                             Preferred                                                                          Gain (Loss)
                               Stock              COMMON STOCK          Additional                              on Available
                               No Par        Shares          $5 Par      Paid-in     Retained     Treasury        for Sale
                               Value       Outstanding        Value      Capital     Earnings      Stock         Securities
                               -----       -----------        -----      -------     --------      -----         ----------
Balance at
  January 1, 1997             $ 3,250       6,183,036        $31,634     $10,783      $12,664     $ ( 895)        $  (570)

Net income                                                                              4,832

Cash dividends:
   Common
   ($.18 per share)                                                                    (1,115)
   Preferred                                                                              (34)

Common Stock Issued:
      Incentive stock
      options exercised
      ($2.86 to $4.89
           per share)                           9,192             46         (18)
Purchase of treasury stock                     (5,000)                                               (105)

Sale of treasury stock                         16,250                        266                      104

Redemption of preferred
   stock                       (3,250)


Change in unrealized
   gain (loss) on
   available for sale
   securities, net of tax                                                                                            (298)
                              -------       ---------        -------     -------     --------     -------         -------
Balance at
June 30, 1997                 $    --       6,203,478        $31,680     $11,031     $ 16,347     $  (896)        $  (868)
                              -------       ---------        -------     -------     --------     -------         -------
                              -------       ---------        -------     -------     --------     -------         -------

See notes to consolidated financial statements.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

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

3.  BASIS OF PRESENTATION

    In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997, operations for the three and six month periods ended June 30, 1997 and 1996, cash flows for the six month periods then ended, and changes in stockholders' equity for the six months ended June 30, 1997. A summary of the Company's significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements included in the Company's 1996 Annual Report to Shareholders.

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

4.  FORWARD-LOOKING STATEMENTS

    The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 1997. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)
---------------------------------------------------------------

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

5.  TRANSFERS AND SERVICING OF FINANCIAL ASSETS

    Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of these standards currently effective did not have a material impact on the Company's consolidated financial statements, nor is it anticipated that the adoption of those provisions effective January 1, 1998 will have a material impact on the Company's consolidated financial statements.

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

    SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. SFAS No. 128 states that "Basic EPS" excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. "Diluted EPS" reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)
---------------------------------------------------------------

    the earnings of the entity. "Diluted EPS" is computed similarly to "Fully Diluted EPS" pursuant to APB Opinion No. 15.

    On a pro forma basis, the effect of this statement will be to report earnings per share as follows:

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                 JUNE 30, 1997   JUNE 30, 1996
                                                 -------------   -------------
    EARNINGS PER SHARE AS CURRENTLY REPORTED
        (PER APB OPINION NO. 15):
    Primary earnings per share                       $0.37           $0.31
    Fully diluted earnings per share                 $0.37           $0.31

    PRO FORMA EARNINGS PER SHARE IN ACCORDANCE
       WITH SFAS NO. 128:
    Basic earnings per share                         $0.40           $0.33
    Diluted earnings per share                       $0.37           $0.31

                                                        SIX MONTHS ENDED
                                                       ------------------
                                                 JUNE 30, 1997   JUNE 30, 1996
                                                 -------------   -------------

    Earnings per share as currently reported
        (per APB Opinion No. 15):
    Primary earnings per share                       $0.72           $0.65
    Fully diluted earnings per share                 $0.72           $0.65

    Pro forma earnings per share in accordance
       with SFAS No. 128:
    Basic earnings per share                         $0.77           $0.69
    Diluted earnings per share                       $0.72           $0.65

7. REPORTING COMPREHENSIVE INCOME AND DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    In June 1997, the Financial Accounting Standards Board issued two new accounting standards, Statement of Financial Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

    SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as are the financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners."

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)
---------------------------------------------------------------

    SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments and interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement requires that public business enterprises report a measure of segment profit or loss, certain specific revenue expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions. This statement is effective for financial statements for periods beginning after December 15, 1997.

    Both of these statements require disclosures that the Company must make in its financial statements or notes thereto to the extent applicable. Accordingly, implementation of these statements will not have any effect on the Company's results of operation or financial condition. However, additional information will be provided to users of these financial statements as to the operations and financial condition of the Company.

8.  LOANS

    Nonaccrual loans were $7.1 million at June 30, 1997 and $8.1 million at December 31, 1996. Restructured loans were $1.2 million and $2.1 million at June 30, 1997 and December 31, 1996, respectively.

    Substantially, all of the nonaccruing loans are collateralized by real estate, except for certain loans made by the Bank to Bennett Funding Group, which are collateralized by cash and lease receivables. At June 30, 1997, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

    At June 30, 1997, there are loans aggregating approximately $.5 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

    At June 30, 1997 and December 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 "Accounting for Impairment of a Loan" ("SFAS No. 114") approximated $6.4 million and $7.8 million, respectively, ($6.0 million and $7.2 million, respectively, of which were in nonaccrual status). Included in these loan balances were loans to Bennett Funding Group. Each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114.

    Restructured loans in the amounts of $.4 million and $.6 million at June 30, 1997 and December 31, 1996, respectively, that are considered to be impaired due to a reduction in

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)
---------------------------------------------------------------

    the contractual interest rate are on accrual status since the collateral securing the loans are sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans not yet collected as of June 30, 1997 is immaterial. The total allowance for loan losses related to impaired loans was $2.1 million and $1.3 million as of June 30, 1997 and December 31, 1996, respectively. The average recorded investment in impaired loans for the six months ended June 30, 1997 and year ended December 31, 1996 was approximately $6.8 million and $7.4 million, respectively. For the six months ended June 30, 1997 and year ended December 31, 1996, interest income recognized by the Company on impaired loans was not material.

    The Bank has approximately $3.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett Funding Group ("Bennett"), a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. The Bank has not yet determined the extent of losses, if any, that will be sustained on these loans. However, based upon Bennett's filing, the loans have been placed on nonaccrual status and a specific reserve included in the allowance for loan losses of $1.6 million has been established in accordance with SFAS No. 114.

9.  SECURITIES AND LOANS HELD FOR SALE

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

    Realized gains and losses on the sales of all securities are reported in earnings. Unrealized gains and losses on available for sale securities are shown, net of taxes, as a separate component of stockholders' equity.
     At June 30, 1997, the effect of SFAS No. 115 resulted in a reduction of securities available for sale of $1,502,000 representing the net unrealized loss, which, after the applicable tax effect, resulted in a
    reduction to stockholders' equity of     $868,000.  At December 31, 1996,
    the effect of SFAS No. 115 resulted in a decrease of securities available for sale of $987,000 which, after the applicable tax effect, resulted in a decrease to stockholders' equity of $570,000.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)
---------------------------------------------------------------

    A summary of the amortized cost and fair value of securities and related gross unrealized gains and losses at June 30, 1997 and December 31, 1996, follows:

=====================================================================================================
                                                                 (000'S)
                                                          GROSS          GROSS
                                        AMORTIZED       UNREALIZED     UNREALIZED       FAIR
   JUNE 30, 1997:                         COST            GAINS          LOSSES         VALUE
=====================================================================================================
   AVAILABLE FOR SALE:
   U.S. Treasury and government
        agencies                         $126,215        $    216         $ 1,045       $125,386
   Obligations of states and
       political subdivisions               1,166              25              --          1,191
   Mortgage-backed securities             119,942             626           1,324        119,244
   Other                                      100              --              --            100
-----------------------------------------------------------------------------------------------------
   TOTAL SECURITIES AVAILABLE FOR SALE   $247,423        $    867         $ 2,369       $245,921
=====================================================================================================
   HELD TO MATURITY:
   Obligations of states and
       political subdivisions            $ 62,494        $ 1,927          $    39       $ 64,382
   Mortgage-backed securities              29,805            122              220         29,707
   U.S. government agencies                10,000             37               --         10,037
-----------------------------------------------------------------------------------------------------
   Total securities held to maturity     $102,299        $ 2,086          $   259       $104,126
=====================================================================================================

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)
---------------------------------------------------------------

=====================================================================================================
                                                                 (000'S)
                                                          GROSS          GROSS
                                        AMORTIZED       UNREALIZED     UNREALIZED       FAIR
   DECEMBER 31, 1997:                     COST            GAINS          LOSSES         VALUE
=====================================================================================================
   AVAILABLE FOR SALE:
   U.S. Treasury and government
        agencies                        $ 77,037        $     20         $ 1,022       $  76,035
   Obligations of states and
       political subdivisions              1,166              29              --           1,195
   Mortgage-backed securities             90,543             725             741          90,527
   Corporate bonds                           897               2              --             899
   Other                                     100              --              --             100
-----------------------------------------------------------------------------------------------------
   TOTAL SECURITIES AVAILABLE FOR SALE  $169,743        $    776         $ 1,763        $168,756
=====================================================================================================
   HELD TO MATURITY:
   U.S. Treasury and government
       agencies                         $ 10,000        $      3         $    --        $ 10,003
   Obligations of states and
       political subdivisions             61,222           2,178              23          63,377
   Mortgage-backed securities              9,797              10              64           9,743
-----------------------------------------------------------------------------------------------------
   TOTAL SECURITIES HELD TO MATURITY    $ 81,019         $ 2,191         $    87        $ 83,123
=====================================================================================================

    At June 30, 1997 and December 31, 1996, there are fixed rate residential real estate loans and commitments to originate such loans held for sale with a cost of $599,000 and $416,000 and fair value of $603,000 and $415,000, respectively. During the first quarter of 1996, the Bank transferred fixed rate residential real estate loans with an aggregate cost of $2,824,000, which included commitments not yet closed of $1,445,000, representing its entire held for sale portfolio at that time, to its held to maturity portfolio. This transfer resulted in a write-down of $78,000, as the loans were transferred at the lower of cost or fair value.

10. BORROWINGS, STOCKHOLDERS' EQUITY AND NET INCOME PER COMMON SHARE DATA

    The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York ("FHLB") advances.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)
---------------------------------------------------------------

    Securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50 million from two primary investment firms under master security sale and repurchase agreements.
    In addition, the Bank also has the ability to borrow under a similar master security sale and repurchase agreement with the Federal Home Loan Bank of New York. At June 30, 1997, the Bank had $61.5 million of such borrowings under sale and repurchase agreements outstanding, with original terms of between 30 and 92 days at interest rates of between
    5.61 percent and 5.76 percent. The borrowings are collateralized by securities with an aggregate amortized cost and market value of $63.5 million and $63.2 million, respectively.

    Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with two financial institutions for a total of $8.0 million. At June 30, 1997 and December 31, 1996, the Bank had no federal funds purchased balances outstanding.

    Short-term FHLB advances are borrowings with original maturities of between one and 365 days. At June 30, 1997 and December 31, 1996, the Bank had short-term FHLB advances of $10.0 million and $5.0 million outstanding at weighted-average interest rates of 5.69 percent and 5.63 percent, respectively. Short-term advances and securities sold under agreements to repurchase with the FHLB require the purchase of stock in the FHLB, which is more fully described below.

    Additional information with respect to short-term borrowings for the six months ended June 30, 1997 and 1996 is presented in the table below. The increase in short-term borrowings is used to fund asset growth and leverage strategies.

         ---------------------------------------------------------------
                                             (000's, except percentages)
                                                 1997          1996
         ---------------------------------------------------------------
         Balance as of June 30               $   71,459       $10,170
         Average balance outstanding             45,464           397
         Weighted-average interest rate*
              As of June 30                        5.67%         5.46%
              Paid during period                   5.73%         5.30%
         ===============================================================



         *The weighted-average interest rates for 1997 have been adjusted to reflect the effect of an interest rate swap used to convert a variable rate borrowing to a fixed rate.

    As of June 30, 1997, long-term FHLB advances totaled $24.7 million, compared with $25.3 million as of December 31, 1996. At June 30, 1997, long-term FHLB advances aggregating $19.0 million are single principal payments and are not repayable prior to maturity without penalty. Long-term FHLB advances aggregating $5.7 million are amortizing advances having scheduled payments, but may not be repaid in full prior to maturity without penalty.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)
---------------------------------------------------------------

    The Bank has purchased stock in the FHLB which is required in order to borrow under the short and long-term advance programs and securities sold under agreements to repurchase from the FHLB. The Bank may borrow up to an aggregate of 30% of total assets or $286.8 million, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Advances made from the FHLB are collateralized with the FHLB stock purchased and certain other assets of the Bank.

    The following table is a summary of long-term debt distributed based upon remaining contractual maturity at June 30, 1997 and December 31, 1996.

    --------------------------------------------------------------------------
                                          (000's, except percentages)
                                              After 1
                                   Within    But Within    After
                                   1 Year     5 Years     5 Years   Total
    --------------------------------------------------------------------------
    AS OF JUNE 30, 1997
        Fixed rate advances        $5,000     $17,099      $2,622  $24,721
             Weighted-average
              interest rate          6.20%       6.14%       6.72%    6.21%
    --------------------------------------------------------------------------

    AS OF DECEMBER 31, 1996
             Fixed rate advances   $   --     $22,467      $2,800  $25,267
             Weighted-average
              interest rate            --        6.14%       6.72%    6.20%
    ==========================================================================

    The dividend rate on the Company's Series "A" preferred stock issued which was to a single investor was determined quarterly and was subject to certain minimum and maximum per annum dividend rates as specified in the agreement. For the six month period ended June 30, 1997 and 1996, the weighted average dividend rates were 8.4 percent (the minimum rate) for each period. Net income per common and common equivalent share reflects the preferred stock dividends declared and accrued totaling $76,000 for the three month period ended June 30, 1996, and $34,000 and $79,000 for the six month periods ended June 30, 1997 and 1996, respectively. The Company redeemed the remaining outstanding amount of $3,250,000 of preferred stock on February 14, 1997.

    The Company sold 11,250 and 5,000 shares of its treasury stock in February 1997 and June 1997, respectively. These shares were purchased by the Company's Employee Stock Ownership Plan (With Code Section 401(k) Provisions) and the Bank's Supplemental Employees' Investment Plan at fair value. In addition, the Company purchased 5,000 common shares at fair value for the treasury in March 1997.


    The Company declared a 10 percent stock dividend on April 24, 1996 to shareholders of record May 31, 1996, which was distributed on June 14, 1996. In addition, the Company issued a two-for-one stock split in the form of a 100% stock dividend on December 30, 1996. The weighted average shares outstanding and per share amounts for the three and six months ended June 30, 1996 have been adjusted to reflect the stock dividends distributed in 1996, as applicable.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Cont'd)
------------------------------------------------------

    The Company and the Bank's ability to pay cash dividends in the future are restricted by various regulatory requirements. The Company's ability to pay cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At June 30, 1997, the Bank could pay dividends to the Company of $17.8 million without having to obtain prior regulatory approval.

    Net income per common and common equivalent share is based on net income after preferred stock dividend requirements, the weighted average number of common shares outstanding and common equivalent shares (for the three and six months ended June 30, 1996, adjusted for the common stock dividend and stock split distributed in 1996, as applicable). Outstanding stock options granted that are dilutive and currently exercisable under the Company's stock option plans are considered to be common stock equivalents for earnings per share calculations.

11.   COMMITMENTS AND CONTINGENCIES
      -----------------------------

    At June 30, 1997, the Bank was committed under an employment agreement with a key officer, director and shareholder requiring annual salary and other payments of $400,000, increasing annually by $30,000 during the term of the contract, annual bonus payments equal to 6% of net income of the Company, annual stock option grants of 48,400 shares issued at fair value (110 percent of fair value for incentive stock options if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant) and other benefits for the term of the contract expiring July 1, 1999.

    In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying consolidated financial statements. At June 30, 1997, formal credit line and loan commitments which are primarily loans collateralized by real estate approximated $142.4 million, and outstanding letters of credit totaled $24.4 million. Such amounts represent the maximum risk of loss on these commitments.

    In the ordinary course of business, the Company is party to various legal proceedings, which in the opinion of management, will not have a material effect in the aggregate on the Company's consolidated financial position or results of operations.

    In connection with its asset and liability management program, during 1994 the Bank entered into a protected rate agreement ("cap") which has an aggregate notional amount of $3.0 million at June 30, 1997. The premium paid in the amount of $85,000 was deferred and is being amortized over the five year life of the cap. Under the terms of the cap, the Bank will be reimbursed for increases in one-month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875 percent. Interest rate cap agreements allow the Bank to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments from an adjustable rate mortgage-backed security in which the interest rate adjusts periodically to reflect changes in a pre-selected index rate, subject to a cap. The Bank has

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Cont'd)
------------------------------------------------------

    also entered into an interest rate swap contract, which effectively adjusts the short-term interest rate on a security sold under agreement to repurchase borrowing to a long-term fixed interest rate. Under the terms of the contract, the Bank is required to pay a fixed interest rate payment equal to 6.16% of a notional amount of $10.0 million, and receive a payment equal to three-month LIBOR. The agreement expires on October 2, 1998. These agreements are subject to the counterparty's ability to perform in accordance with the terms of the agreement. The Bank's risk of loss on the interest rate cap is equal to the unamortized premium paid to enter into this agreement, while the risk of loss on the interest rate swap is the fair value amount to be paid to terminate the contract, which was $21,000 (liability) at June 30, 1997.

12. CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST

    On February 5, 1997, the Company completed its issuance of Corporation-Obligated mandatory redeemable capital securities of subsidiary trust (the "Capital Securities") that raised $20 million of capital (approximately $19 million net proceeds after payment of issuance costs). The 9.58% Capital Securities, due February 1, 2027, were issued by Union State Capital Trust I (the "Trust"), a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock and advance the proceeds to the Company by purchasing junior subordinated debt of the Company. The Capital Securities may not be redeemed except under limited circumstances until February 1, 2007, and thereafter at a premium which reduces over a ten year period. Dividends will be paid semi-annually, beginning August 1, 1997.

    The Capital Securities qualify as Tier 1 or core capital for the Company under the Federal Reserve Board's risk-based capital guidelines. The proceeds of the sale of the Capital Securities is available for general corporate purposes. In February 1997, the Company made an additional capital contribution of $14.5 million to Union State Bank and also redeemed the Company's existing outstanding preferred stock in the amount of $3,250,000 with a portion of the proceeds of the Capital Securities. Payments on the junior subordinated debt, which are in turn passed through the Trust to the Capital Securities holders, will be serviced through existing liquidity and cash flow sources of the Company. The Company is permitted to deduct payments on the Capital Securities under current federal tax law.

    As long as no default has occurred and is continuing, the Company has the right under the junior subordinated indenture to defer the payment of interest at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods for any one extension (each such period is an "Extension Period"); provided, however, that no Extension Period may extend beyond the stated maturity of the junior subordinated debt securities. During any Extension Period, the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of the Company's capital stock (which includes common and preferred stock), (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the junior subordinated debt securities or (iii) make any guarantee payments with respect to any guarantee by the Company of the debt securities of any subsidiary of the Company if

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Cont'd)
------------------------------------------------------

    such guarantee ranks pari passu with or junior in interest to the junior subordinated debt securities, in each case subject to certain exceptions.

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

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION
-----------------------------------------------

FINANCIAL CONDITION
-------------------

At June 30, 1997, the Company had total assets of $958.0 million, an increase of 19.2 percent, or $154.6 million from December 31, 1996.

Total deposits increased $96.8 million for the six month period ended June 30, 1997, to $779.1 million, which represented a 14.2 percent increase from December 31, 1996. Time deposits increased $70.2 million accounting for the greatest component of deposit increases. Retail time deposits under $100,000 increased by $15.8 million due primarily to time deposit promotions, and other time deposits over $100,000 decreased by $36,000 during the six month period ended June 30, 1997. Time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, increased by $51.5 million as part of the Bank's overall leveraging strategy. IRA and Keogh time deposit accounts increased by $2.9 million due to continued promotion of this product. Savings deposits increased by $25.8 million, as the Company's "Golden Statement" and "Liquid Gold" accounts, which provide attractive yields for high balance accounts, attracted additional deposits. NOW accounts and demand deposits increased by $5.9 million and $6.2 million, respectively. Money market deposits decreased by $11.2 million, as customers generally switched money market account balances to higher yielding deposit products.

The securities portfolio of $348.2 million and $249.8 million at June 30, 1997 and December 31, 1996, respectively, consists of securities held to maturity at amortized cost of $102.3 million and $81.0 million, and securities available for sale at fair value totaling $245.9 million and $168.8 million, respectively.

During the six months ended June 30, 1997, U.S. Treasury and government agency obligations increased $49.4 million due primarily to purchases of $3.0 million in U.S. Treasury Notes, $37.0 million in callable bonds and $28.2 million in indexed amortizing notes, decreased by sales and redemptions of securities totaling $18.9 million. The purchases were funded by proceeds received from the Company's issuance of Capital Securities and security sales and redemptions, as well as borrowings and increases in municipal deposits. Mortgage-backed securities increased by $48.7 million primarily due to purchases of $98.1 million were offset by sales totaling $47.3 million and principal amortizations of $2.0 million. The mortgage-backed securities sold have low-yields or expectations to prepay in the near-term and were sold to take advantage of market conditions with the proceeds reinvested at increased yields and shorter final maturities. Mortgage-backed securities purchased, totaling $77.9 million, are floating-rate obligations whereby on each scheduled adjustment date, the coupon rate resets to a spread or margin over the then current London interbank offered rate ("LIBOR"). These purchases are funded by deposits or borrowings with rates at or similar to LIBOR in terms of cost and adjustment frequency. In addition, the Company has purchased $20.2 million of fixed-rate mortgage-backed securities having weighted-average lives of less than ten years. The Company's investment in obligations of states and political subdivisions, or municipal securities, increased by $1.3 million during the first six months of 1997 as purchases of $6.1 million exceeded maturities of $4.8 million. Municipal securities are considered core investments which are high yielding on a tax equivalent basis and have diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yield of such securities to

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)
--------------------------------------------------------

FINANCIAL CONDITION (Cont'd)
----------------------------

other securities of like credit risk and maturity. The Company currently has no outstanding holdings in corporate bonds as all such bonds aggregating $.9 million matured during the quarter ended March 31, 1997. Medium-term corporate debt securities which are rated investment grade by nationally recognized credit rating organizations will continue to be evaluated for investment in the future.

The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities and through the averaging of investments in medium-term maturities.

At June 30, 1997, loans were $537.9 million, a net increase of $34.4 million or 6.8 percent over December 31, 1996. The primary increases of outstanding loan balances were $17.92 million in commercial mortgages, $5.6 million in land acquisitions and construction loans and $12.1 million in real estate secured loans, partially offset by reductions in time secured and unsecured loans of $3.5 million at June 30, 1997. The Bank had approximately $142.4 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Bank has approximately $3.3 million of loans, collateralized by cash and lease receivables, to Bennett Funding Group ("Bennett"), a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of these loans continue to be delayed by the bankruptcy proceedings. The Bank has not yet determined the extent of losses, if any, that will be sustained on these loans. However, based upon Bennett's filing, the loans have been placed on nonaccrual status. Including the Bennett loans, the Bank's nonaccrual loans and other real estate owned were slightly less than one percent of total assets at June 30, 1997.

The Bank's allowance for loan losses increased $1.2 million or 21.0 percent to $6.9 million at June 30, 1997, from $5.7 million at December 31, 1996. The allowance for loan losses represented 1.29 percent of gross loans outstanding at June 30, 1997, compared to 1.14 percent at December 31, 1996. The allowance reflects a provision of $1,460,000 and net charge-offs of $257,000 recorded thus far in 1997. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Bank's loan portfolio. In management's judgment, the allowance is considered adequate to absorb potential losses inherent in the loan portfolio.

During the six months ended June 30, 1997, the Bank increased the amount of outstanding short and long term advances with the Federal Home Loan Bank of New York by $4.5 million, while borrowings under repurchase agreements increased by $32.0 million. As noted above, municipal time deposits increased $51.5 million. These transactions represent funds borrowed on a short-to-intermediate-term basis as part of the Bank's overall leveraging strategy.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)
--------------------------------------------------------

FINANCIAL CONDITION (Cont'd)
----------------------------

On February 5, 1997, the Company issued Corporation-Obligated mandatory redeemable capital securities of subsidiary trust (the "Capital Securities") in an aggregate amount of $20 million. The Capital Securities quality as Tier I Capital for regulatory purposes and the payments are deductible for tax purposes. The net proceeds of approximately $19 million from the issuance of the Capital Securities were used to redeem existing preferred stock ($3.3 million), provide additional capital to Union State Bank ($14.5 million) and for general corporate purposes. Further information is provided in the Notes to Consolidated Financial Statements.

Stockholders' equity increased to $57.3 million at June 30, 1997, from the December 31, 1996 balance of $56.9 million. The increase primarily results from net income of $4.8 million for the six month period ended June 30, 1997, partially offset by the redemption of $3.3 million of preferred stock, an increase in the unrealized loss on available for sale securities, net of tax of $.3 million, and dividends paid. During the first six months of 1997, the Company also sold 16,250 shares of treasury stock at fair market value in the aggregate amount of $370,000 and purchased 5,000 shares of treasury stock for $105,000.

The Company's leverage ratio at June 30, 1997 was 8.28 percent, compared to
7.06 percent at December 31, 1996. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 12.66 percent and 13.89 percent at June 30, 1997 and 10.45 percent and 11.50 percent at December 31, 1996, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at June 30, 1997 and December 31, 1996.

RESULTS OF OPERATIONS
---------------------

EARNINGS

Net income for the three and six month periods ended June 30, 1997 increased $375,000 and $457,000, respectively, or 17.6 and 10.4 percent to $2,500,000 and $4,832,000, respectively, compared to the same periods in 1996. Net income per common and common equivalent share increased to $.37 and $.72 in the three and six month periods ended June 30, 1997, respectively, from $.31 and $.65 in the same periods in 1996, respectively. The annualized return on average total assets was 1.07 and 1.09 percent for the three and six month periods ended June 30, 1997, respectively, compared to 1.16 and 1.23 percent for the three and six month periods ended June 30, 1996. The annualized return on average common equity was 17.94 and 17.53 percent for the three and six months ended June 30, 1997, respectively, compared to 17.00 and 17.58 percent for the comparative periods in 1996. Although the return on average total assets has declined from 1996, return on average common equity is substantially the same for the six months ended June 30, 1997 and has increased in the quarter ended June 30, 1997, compared to the same periods last year, as net earnings have increased due to the effective leverage strategies employed by the Company. The overall increase in earnings in the 1997 periods primarily reflects higher net interest income resulting from increased volume and effective leveraging of the balance sheet, and a lower effective income tax rate, offset by higher loan loss provisions, lower service fee

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)
--------------------------------------------------------

income, and higher non-interest expenses to support increased business, while the three months ended June 30, 1997 was also favorably impacted by higher net gains on sales of securities. The six months ended June 30, 1996 was negatively impacted by a loss on loans held for sale. A discussion of the factors impacting the changes in the various components of net income follows.

NET INTEREST INCOME

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and six month periods ended June 30, 1997, net interest income increased 16.9 and 17.0 percent to $8.5 and $16.5 million from $7.3 and $14.1 million, respectively, in the year earlier periods. Net interest income increased in the current year periods due to volume increases of average earning assets, partially offset by a decrease in the net interest spread. For the three and six months ended June 30, 1997, the interest spread (yield on earning assets less cost of interest-bearing funds) was 3.24 percent and 3.33 percent, respectively, compared to 3.61 percent and 3.58 percent, respectively, in the same periods of 1996. Yields on interest earning assets increased during the three and six month periods ended June 30, 1997, while the cost of funds increased at a higher rate compared to the same periods in 1996, resulting in the negative impact on the net interest spread. The increase in asset yields is partially as a result of achieving higher yields on the investment portfolio due to investing in callable agency securities and increasing yields on other investments. Although leverage strategies result in a higher cost of funds, it has the effect of increasing net interest income while managing interest rate risk.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $230,000 to $830,000 and $385,000 to $1,460,000 for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. Net charge-offs in the three and six month periods ended June 30, 1997 totaled $150,000 and $257,000, respectively, relating primarily to credit card loans, compared to net recoveries of $59,000 for the quarter ended June 30, 1996 and net chargeoffs (principally real estate loans) of $55,000 for the six month period ended June 30, 1996. Nonaccrual loans were $7.1 million at both June 30, 1997 and 1996, compared to $8.1 million at December 31, 1996. The Bank has approximately $3.3 million of loans, collateralized by cash and lease receivables, to Bennett Funding Group, a lease finance company, which filed for bankruptcy during the first quarter of 1996. The Bank does not yet know the extent of losses, if any, that will be sustained on these loans. However, based upon Bennett's filing, the loans were placed on nonaccrual status in March 1996. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, it must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on an ongoing basis as an integral part of the loan function, which includes the identification of past due loans, the recognition of the current economic environment and the review of the historical loan experience. Management has taken a prudent and cautious position in evaluating various

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)
--------------------------------------------------------

business and economic uncertainties in relation to the Company's loan portfolio and believes that the allowance for loan losses at June 30, 1997 reflects the risk elements inherent in the total loan portfolio at this time.
 The changes in the provision charged to income and the allowance for loan losses reflects such uncertainties on an ever increasing loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

NON-INTEREST INCOME

Non-interest income for the three and six months ended June 30, 1997 increased by $401,000 to $1,384,000 from $983,000, and $47,000 to $2,255,000 from $2,208,000, respectively, compared to the same periods of 1996. The increases are primarily related to higher net gains on securities and loan transactions ($364,000) in the three month period ended June 30, 1997, and higher other income in both periods ($64,000 and $127,000, respectively), partially offset by lower service charges and fees ($27,000 and $79,000, respectively). The decrease in service charges was due to lower insufficient funds charges and the impact of increasing competition on the level of fees charged.

Other income, which consists of credit card fees, loan servicing income, wire transfer fees, safe deposit, and other fees, increased primarily due to growth in credit card revenue and other income.

NON-INTEREST EXPENSES

Non-interest expenses increased $1,108,000 to $5,424,000 and $1,765,000 to $10,323,000 for the three and six month periods ended June 30, 1997, respectively, from the comparable periods in 1996. The primary reasons for these increases result from an increase in salaries and other operating costs to support the growth of the Bank. The following discusses each component of non-interest expense.

Salaries and benefits, the largest component of non-interest expense, increased by $334,000 and $629,000, respectively, during the three and six month periods ended June 30, 1997 compared to the previous year, which represented an increase of 13.5 and 13.0 percent, respectively. The increases occurred due to additional personnel necessary for the Bank to accommodate the increases in both deposits and loans and their related services and annual merit increases. In addition, employee benefits increased because of higher incentive compensation programs which are based upon the Company's net income and overall financial performance, higher payroll taxes during 1997 due to the higher salary base and increases in other employee benefit programs such as medical coverage, tuition reimbursement, and training.

The changes in the other components of non-interest expenses for the three and six month periods ended June 30, 1997 compared to June 30, 1996 were due to the following:

-    Increase of $123,000 (14.6%) and $235,000 (14.0%), respectively, in occupancy and equipment expense. This increase is due principally to higher maintenance expenses relating to the Bank's branch and computer related equipment due to increased business

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)
--------------------------------------------------------

NON-INTEREST EXPENSES (CONT'D)

      volume, additional rental expense associated with a new branch opening, the relocation of the Orangeburg Branch and opening of the Westchester Loan Center all of which occurred in mid 1996, and additional rental and other expenses related to three new branches which will be opened in 1997 and 1998.

-     Increase of $56,000 (26.7%) and $18,000 (4.1%), respectively, in advertising and business development. The increase reflects higher advertising and promotion activities to support the increased volume of business.

-     Increase of $63,000 (23.3%) and $194,000 (39.4%), respectively, in professional fees. The increase relates to increased accounting and auditing fees, and professional fees primarily associated with loan collections, foreclosures and other litigation.

-     Increase of $24,000 (15.9%) and $60,000 (19.4%), respectively, in communications is due to an increase in postage and telephone expenses that arose as a result of higher postal volume, upgrading of data lines throughout the Bank, and relocation of the Bank's Data Center to its Corporate Headquarters in November 1996.

-     Increase of $16,000 (15.8%) and $43,000 (22.4%), respectively, in stationery and printing. The increase occurred due to printing costs and supplies necessitated by increased loan and deposit volume and growth of the credit card operation.

- Increase of $21,000 and $42,000, respectively, in FDIC insurance premiums results from new FDIC deposit premiums, which became effective in January 1997, to finance the FICO bonds.

-     Increase of $471,000 (183.3%) and $544,000 (91.3%), respectively, in other expenses, results from higher foreclosure related expenses and other costs to support increased volume, higher branch charge-offs, and accruals for a contribution to the U.S.B Foundation, Inc.

INCOME TAXES

The effective tax rates for the three and six month periods ended June 30, 1997 and 1996 was 30.5 and 30.4, percent and 35.9 and 34.3 percent, respectively. The decrease in the overall effective tax rate in 1997 primarily reflects lower state income taxes.

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibit XI - Statement re: Computation of Earnings Per Share

              (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.



                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 12, 1997.



                            U.S.B. HOLDING CO., INC.




----------------------------------          ------------------------------------
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