Form 10-K405
period 1997-12-31
USB HOLDING CO INC
filed 1998-03-30
CIK 707805

USB
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission File number 0-10950

                            U.S.B. HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)

                            -------------------------

            Delaware                                    36-3197969
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

100 Dutch Hill Rd., Orangeburg, New York                   10962
----------------------------------------                 ---------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (914) 365-4600

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
     Title of each Class                              which registered
------------------------------                    ------------------------
Common Stock ($5.00 par value)                    American Stock Exchange

                            -------------------------

           Securities registered pursuant to section 12(g) of the Act:

                                 Title of Class
                                 --------------
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Class                              Outstanding at February 28, 1998
        -----                              --------------------------------
     Common Stock                                  12,441,000 Shares
   ($5.00 par value)

The aggregate market value on February 28, 1998 of voting stock held by non-affiliates of the Registrant was approximately $133,698,000.

Documents incorporated by reference:
Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference in Part II of this report. Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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

      Union State Bank (the "Bank"), the Company's sole banking subsidiary, is a New York state chartered commercial bank established in 1969. The Bank offers a wide range of banking services to individuals, municipalities, corporations and small and medium-size businesses through its 20 retail banking facilities and a limited branch office in Westchester County. The Bank's corporate offices are located in Rockland County. The Bank's products and services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, business, personal, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, other consumer oriented financial services and safe deposit facilities. The Bank also makes available to its customers automated teller machines (ATMs) and has a remote banking service for business customers. The deposits of the Bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act of 1950, as amended.

      In 1996, the Bank formed a wholly-owned subsidiary, U.S.B. Realty Corp, primarily for the purpose of acquiring and managing a portfolio of loans collateralized by real estate and other investment securities previously owned by the Bank.

      The Company currently has no banking subsidiaries other than the Bank. Prior to 1996, the Company owned Royal Oak Savings Bank, F.S.B. ("Royal"), a federal thrift subsidiary located in Maryland. The Company acquired Royal in January 1991 from the Resolution Trust Company. Royal had assets of approximately $47,000,000 as of December 31, 1995. On December 31, 1995, all of the common stock of Royal was sold by the Company to Monocacy Bancshares, Inc. Immediately prior to such sale, substantially all of Royal's loans and investment securities were purchased from Royal, for book value, by the Bank and the Company, in effect transferring Royal's branch system, loan servicing function, cash and certain immaterial assets to Monocacy Bancshares, Inc.

      In February 1997, the Company established Union State Capital Trust I, a Delaware business trust, solely for the purpose of issuing trust capital securities. See Note 10 to the Consolidated Financial Statements.

      The Company's nonbank subsidiary, Ad Con, Inc., provides advertising services for the Bank. Ad Con, Inc. does not expect to provide services to other banks in the near future.

      In the fourth quarter of 1997, the Bank established two new nonbank subsidiaries. Dutch Hill Realty Corp. will own and operate certain real estate acquired in foreclosure from the Bank. U.S.B. Financial Services, Inc. will offer sales of various financial products, such as mutual funds, stocks and bonds, annuities and life insurance. Such sales will be offered through an arrangement with a third party brokerage and insurance firm specializing in bank financial product sales. Both subsidiaries will be capitalized and begin operations in 1998.

Employees

      As of December 31, 1997, the Bank employed a total of 221 full-time and 31 part-time employees. The Company and its subsidiaries provide a variety of benefit plans, including group life, health, and stock ownership plans. Management considers its employee relations to be satisfactory.

Competition

      The Bank's main office and fourteen of its branch offices are located in Rockland County, New York. Six of the Bank's branch offices are located in Westchester County, New York. The Bank also has a limited branch office which only closes loans and disburses funds in Tarrytown, New York.

      The Bank's current market shares are approximately 13.3% and 1.0% of Rockland and Westchester deposits, respectively. The Bank is the largest independent bank headquartered in Rockland County and believes it is able to attract and retain customers because of its knowledge of its local markets, and the ability of its professional staff to provide a high degree of service

                                                                             USB
--------------------------------------------------------------------------------

to its customers. Within its market area, the Bank encounters competition in its banking business from many other financial institutions offering comparable products. These competitors include other commercial banks (both locally based independent banks and local offices of major New York City commercial banks), as well as savings banks, mortgage bankers, savings and loan associations and credit unions. In addition, the Bank experiences competition in marketing some of its services from the local operations of insurance companies and brokerage firms.

      The Bank expects to continue to expand by opening new retail branches, enhancing computerized and telephonic delivery channels, and expanding loan originations in the Bank's market area. Acquisitions of other smaller financial institutions and branches will be considered to supplement growth in the Bank's present markets and in contiguous markets. On March 6, 1998, the Company signed a definitive agreement to acquire Tappan Zee Financial, Inc., parent company of Tarrytowns Bank F.S.B., with $126 million in assets, operating as a single banking facility in Tarrytown, N.Y. See Note 19 to the Consolidated Financial Statements.

Supervision and Regulation

      The references under this heading to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

      The Company, as a "bank holding company" under the Bank Holding Company Act of 1956 (the "BHC Act"), is regulated and examined by the Board of Governors of the Federal Reserve System (the "FRB") and is required to file with the FRB an annual report and such other information as may be required. The BHC Act restricts the business activities and acquisitions that may be engaged in or made by the Company. The FRB may make examinations of the Company and has the authority (which it has not exercised) to regulate provisions of certain bank holding company debt. The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank which is not already majority-owned. The BHC Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is engaging in, or acquiring shares of a company engaged in, activities found by the FRB, by order or regulations, to be so closely related to banking or the management of banks as to be a proper incident thereto. Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. Effective June 1997, banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal bank regulatory agency. A national or state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state.

      The FRB recently finalized a major revision of its regulations affecting bank holding companies and their non-bank subsidiaries. These revisions, which took effect on April 21, 1997, expand the list of non-bank activities permitted and significantly liberalize the FRB's approval process of non-bank activities. In addition, the new rules remove tying restrictions on bank holding companies and their non-bank subsidiaries and create exceptions from statutory restrictions on bank tying arrangements to allow banks greater flexibility in packaging their products with affiliates. The new rules also streamline the bank acquisition application process for "well managed," "well capitalized" institutions, with satisfactory or better Community Reinvestment Act records.

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

      There are various statutory and regulatory limitations on the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 1997, the Bank could have declared additional dividends of approximately $20.2 million to the Company without prior regulatory approval.

--------------------------------------------------------------------------------

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

      The Bank is organized under the Banking Law of the State of New York. Its operations are subject to Federal and State laws applicable to commercial banks and to regulation by the Superintendent of Banks and the Banking Board of the State of New York, as well as by the FRB. The Superintendent of Banks examines the affairs of the Bank for the purpose of determining its financial condition. Acquisitions of stock of other banks generally require prior approval of the Superintendent of Banks and/or the Banking Board.

      The Company is subject to risk-based capital and leverage guidelines issued by the FRB. The Bank, as an institution whose deposits are insured by the Federal Deposit Insurance Corporation, is subject to similar guidelines under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). These guidelines are utilized to evaluate capital adequacy. To be "well capitalized" under federal bank regulatory agency definitions, a depositary institution must have a Tier I ratio of at least 6%, a combined Tier I and Tier II ratio of at least 10% and a leverage ratio of at least 5%. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 1997, the Bank was "well-capitalized." See Management's Discussion and Analysis of Financial Condition and Results of Operations under Capital Resources, and
Note 12 to the Consolidated Financial Statements.

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


ITEM 2. PROPERTIES

      The main office of the Company and the Bank, including the executive offices, Finance, Commercial Loan, Loan Administration, Human Resources, Internal Audit, Operations Center, Transit and Data Processing Departments, and Marketing Departments, is located at its Corporate Headquarters which is owned by the Bank at 100 Dutch Hill Road, Orangeburg, New York. The Bank's main branch is located at 46 College Avenue, Nanuet, New York in premises which are leased by the Bank. The Bank also has a limited purpose branch in Tarrytown, New York which may originate loans and disburse funds. The Company also owns other real property in Orange County, where it may open a future branch of the Bank.

      In addition to the main office in Nanuet, the Bank operates thirteen branches in Rockland County, New York: 270 South Little Tor Road, New City; 87 Route 59, Monsey; 115 South Main Street, New City; 45 Kennedy Drive, Spring Valley; 35 South Liberty Drive, Stony Point; One Broadway, Haverstraw; Route 9W and Railroad Avenue, West Haverstraw; 338 Route 59, Central Nyack; 230 North Middletown Road, Pearl River; 747 Chestnut Ridge Road, Chestnut Ridge; 7 College Avenue, Nanuet; 65 Dutch Hill Road, Orangeburg; and 59 Route 59, Suffern. The premises of the Little Tor Road, Spring Valley, Central Nyack, Chestnut Ridge, Nanuet, and Orangeburg branch offices are leased, while the other Rockland branch offices are owned by the Bank. The Bank also operates six branches in Westchester County, New York: 131 Central Avenue, Tarrytown; 299 Bedford Road, Bedford Hills; and 3000 East Main Street, Peekskill, which are owned, and leased locations at 76 Virginia Road, North White Plains; 88 Croton Avenue, Ossining; and 28 Le Count Place, New Rochelle (opened in February 1998). The limited purpose

                                                                             USB
--------------------------------------------------------------------------------

branch located at 660 White Plains Road in Tarrytown is a leased location. The Bank also leases a location at 60 Mitchell Place, White Plains, for a possible branch office or loan production facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information and Holders

      The Company's common stock was held of record as of February 28, 1998 by approximately 1,200 shareholders and is listed on the American Stock Exchange as of April 16, 1997. Prior to such listing the Company's common stock was traded sporadically in the over-the-counter market and in private transactions.

      The common stock price information below is based on transactions as reported by the American Stock Exchange since its listing on April 16, 1997, and prior to April 16,1997, based on data from National Quotation Bureau, Inc., a service which accumulates security price quotations from broker-dealers and reports high and low bid prices for the Company's common stock. Prices quoted by the American Stock Exchange or National Quotation Bureau, Inc. (or actual sale prices where no such quote is available) (adjusted for the two-for-one stock split on December 24, 1997) are as follows:

----------------------------------------------------------------
                                       1997             1996
                                   High      Low    High     Low
----------------------------------------------------------------
First Quarter                    $13.75    $8.38   $6.54   $5.34
Second Quarter                    16.88    12.31    7.25    6.13
Third Quarter                     17.13    15.25    7.50    7.00
Fourth Quarter                    26.75    15.00    8.40    7.50
First Quarter 1998, through
    February 28, 1998             26.00    20.63
================================================================
The foregoing prices represent quotations without adjustment for retail markup, markdown, or commission.

      Under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan"), which has been temporarily suspended, participants are permitted to reinvest cash dividends in common stock at 100 percent of the current market price (as determined under the Plan). In the third quarter of 1994, a stock purchase feature of the Plan was added to allow stockholders to purchase at fair market value up to $2,500 of common stock per quarter.

      Under the Plan, shareholders reinvested cash dividends to purchase and made optional purchases of common stock in 1995 (adjusted for the two-for-one stock split on December 24, 1997) as follows:

----------------------------------------------------------
                            1995
                           Shares
                           ------
  Purchase        Dividend         Optional      Price per
      Date    Reinvestment        Purchases          Share
----------------------------------------------------------
January 16          41,316           20,328          $5.06
  April 14          39,908           29,986           5.27
   July 14          33,058           36,248           5.85
October 13          33,744           35,834           6.37
----------------------------------------------------------

Dividends

      In 1988, the Board of Directors of the Company adopted a policy of paying quarterly cash dividends to holders of its common stock. In 1997, quarterly cash dividends of $.045 were paid to shareholders of record on March 31 and June 30, and $.05 to shareholders of record on September 30 and December 31. In 1996, quarterly cash dividends of $.034 per

--------------------------------------------------------------------------------

share were paid to shareholders of record on March 31, $.0375 on June 30 and September 30, and $.04 on December 31, 1996. In 1995, a $.0225 and $.025
quarterly dividend was paid to shareholders of record on March 31, and June 30, respectively, and $.0275 quarterly dividends were paid to shareholders of record on September 30 and December 31. A special dividend of $.034 per share was declared on December 29, 1995 and paid to shareholders of record on January 26, 1996. The above dividend information has been adjusted to reflect the two-for-one stock split distributed on December 24, 1997.

      Stock dividends of 10 percent were declared by the Company for shareholders of record on June 14, 1996, June 15, 1995 and June 30, 1993, respectively, and a five percent stock dividend was declared for shareholders of record on June 30, 1992. In addition, two-for-one stock splits in the form of 100% stock dividends were declared for stockholders of record on December 15, 1997 and December 13, 1996, and distributed on December 24, 1997 and December 30, 1996, respectively.

      Any funds which the Company may require in the future to pay cash dividends, as well as various Company expenses, are expected to be obtained by the Company chiefly in the form of cash dividends from the Bank and secondarily from stock issuances under the Company's Dividend Reinvestment and Stock Purchase Plan and other Stock Option Plans. The ability of the Company to declare and pay dividends in the future will depend not only upon its future earnings and financial condition, but also upon the future earnings and financial condition of the Bank and its non-bank subsidiaries and upon the ability of the Bank to transfer funds to the Company in the form of cash dividends and otherwise. The Company is a separate and distinct legal entity from its subsidiaries. The Company's right to participate in any distribution of the assets or earnings of its subsidiaries is subject to prior claims of creditors of the subsidiaries.

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

      The Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the junior subordinated debt or the Capital Securities issued in February 1997, or if the Company elects to defer payment for up to five years as permitted under the terms of such junior subordinated debt and Capital Securities. In addition, the Company could not pay dividends on its common stock if it was in default of the terms of its preferred stock, all of which was redeemed in February 1997.

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

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this Item is incorporated by reference from the table entitled "Selected Financial Data" of the Company's 1997 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this Item is incorporated by reference from the Company's 1997 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated by reference from the Company's 1997 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is incorporated by reference from the Company's 1997 Annual Report to Shareholders.

                                                                             USB
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE


                                    PART III

      The information required by Items 10, 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders which will be filed with the Commission not later than 120 days after December 31, 1997.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Documents Filed as a Part of this Report:

1. and 2. Financial Statements and Schedules

      The following financial statements and schedules of the Company and its subsidiaries are incorporated in Item 8 by reference from the Company's 1997 Annual Report to Shareholders:

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED STATEMENTS OF CONDITION, DECEMBER 31, 1997 AND 1996

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Supplemental Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and the Notes thereto.

3. EXHIBITS

Exhibit No.       Exhibit
--------------------------------------------------------------------------------

(3)(a) Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K"), Exhibit (13)).

(3)(b) Bylaws of Registrant (incorporated herein by reference from Registrant's Registration Statement on Form S-14 (file no. 2-79734),
            Exhibit 3(b)).

(4)(a) Junior Subordinated Indenture, dated February 5, 1997, between Registrant and The Chase Manhattan Bank, as trustee (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (4)(a)).

(4)(b) Guarantee Agreement, dated February 5, 1997, by and between Registrant and The Chase Manhattan Bank, as trustee for the holders of 9.58% Capital Securities of Union State Capital Trust I (incorporated herein by reference to Registrant's 1996 10-K, Exhibit
            (4)(b)).

(4)(c) Amended and Restated Declaration of Trust of Union State Capital Trust I (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (4)(c)).

(10)(a) Agreement of Employment dated as of July 1, 1994 between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 10-K"), Exhibit (10)(a)).

(10)(b) Registrant's 1984 Incentive Stock Option Plan (incorporated herein by reference from Form S-8 Registration Statement, file No. 2-90674,
            Exhibit 28 (b)).

(10)(c) Registrant's 1993 Incentive Stock Option Plan (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 10-K"), Exhibit (10)(c)).

--------------------------------------------------------------------------------

(10)(d) Registrant's Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (incorporated herein by reference from Registrant's
            1993 10-K, Exhibit (10)(d)).

(10)(e) Registrant's Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference from Registrant's Form S-3 Registration Statement, file No. 33-72788).

(10)(f) Registrant's Director Stock Option Plan (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(f)).

(10)(g) Registrant's Key Employees' Supplemental Investment Plan, as amended July 1, 1997 (incorporated by reference to Registrant's Form 11-K for the year ended December 31,1996).

(10)(h) Purchase Agreement, dated January 31, 1997, by and among Registrant, Union State Capital Trust I and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Registrant's 1996 10-K, Exhibit
            (10)(h)).

(10)(i) Registration Rights Agreement, dated February 5, 1997, by and among Registrant, Union State Capital Trust I and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(i)).

(10)(j) Registrant's 1997 Employee Stock Option Plan (incorporated herein by reference to Registrant's proxy statement filed April 18, 1997).

(10)(k) Agreement and Plan of Merger, dated as of March 6, 1998, between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K dated as of March 6, 1998).

(10)(l) Stock Option Agreement, dated as of March 6, 1998, between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K dated as of March 6, 1998).

(11)        Computation of earnings per share.*

(13) Registrant's Annual Report to Shareholders for the year ended December 31, 1997* (portions incorporated by reference in Form 10-K).

(21)        Subsidiaries of the Registrant*

(23)        Consent of Deloitte & Touche LLP*

(27)        Financial Data Schedule


*  Filed Herewith
--------------------------------------------------------------------------------

(B) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                                                             USB
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998.

                                          U.S.B. HOLDING CO., INC.



                                          /s/ THOMAS E. HALES
                                          -------------------------------------
                                          By:   Thomas E. Hales,
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 25, 1998.


/s/ THOMAS E. HALES                       /s/ STEVEN T. SABATINI
-------------------------------------     -------------------------------------
Thomas E. Hales, Chairman of the          Steven T. Sabatini, Senior
Board, President and Chief Executive      Executive Vice President, and
Officer and Director                      Chief Financial Officer and Assistant
                                          Secretary


/s/ RAYMOND J. CROTTY                     /s/ HOWARD V. RUDERMAN
-------------------------------------     -------------------------------------
Raymond J. Crotty, Senior                 Howard V. Ruderman, Director
Executive Vice President,
Chief Credit Officer,
Assistant Secretary and Director


/s/ FRED F. GRAZIANO                      /s/ KENNETH J. TORSOE
-------------------------------------     -------------------------------------
Fred F. Graziano, M.D.,                   Kenneth J. Torsoe, Director
Treasurer and Director


/s/ MICHAEL H. FURY                       /s/ HERBERT PECKMAN
-------------------------------------     -------------------------------------
Michael H. Fury, Esq., Secretary          Herbert Peckman, Director
and Director