Form 10-K405/A
period 1997-12-31
USB HOLDING CO INC
filed 1998-04-01
CIK 707805

USB
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A-1

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

                                                                             USB
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 1998.

                                          U.S.B. HOLDING CO., INC.



                                          /s/ THOMAS E. HALES
                                          -------------------------------------
                                          By:   Thomas E. Hales,
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 1, 1998.


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