Form 10-Q
period 1998-03-31
USB HOLDING CO INC
filed 1998-05-15
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended March 31, 1998 Commission File No. 010950
                               --------------

                            U.S.B. HOLDING CO., INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                            36-3197969
             -------------------------------          -------------------
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

                        YES  |X|           NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                             OUTSTANDING AT MAY 1, 1998
            -----                             --------------------------

      Common stock, par value                         12,459,025
          $5 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

PART I.     FINANCIAL INFORMATION:

ITEM 1.     FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENTS OF CONDITION AS OF
            MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997               1

            CONSOLIDATED STATEMENTS OF INCOME FOR THE
            THREE MONTHS ENDED MARCH 31, 1998 AND 1997
            (UNAUDITED)                                                    2

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
            (UNAUDITED)                                                    3

            CONSOLIDATED STATEMENT OF CHANGES IN
            STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
            ENDED MARCH 31, 1998 (UNAUDITED)                               5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6
            (UNAUDITED)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 18

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                             24

PART II.    OTHER INFORMATION AND SIGNATURES                              25


                                      -I-

                         PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CONDITION                 (Unaudited)
                                                      March 31,     December 31,
                                                        1998           1997
                                                     -----------    -----------
ASSETS                                                (000's, except share data)
Cash and due from banks                              $    21,114    $    19,622
Federal funds sold                                        18,300         25,800
                                                     -----------    -----------
Cash and cash equivalents                                 39,414         45,422
Securities:
  Available for sale (at estimated fair value)           299,043        243,723
  Held to maturity (estimated fair value
    $73,657 in 1998 and $139,871 in 1997)                 70,760        137,177
Loans held for sale                                           --            340
Loans, net of allowance for loan losses of
  $7,833 in 1998 and $7,558 in 1997                      580,507        555,769
Premises and equipment, net                               10,687         10,387
Accrued interest receivable                                7,429          7,287
Other real estate owned                                    1,816          2,021
Federal Home Loan Bank of New York stock                  13,723         13,723
Other assets                                               7,901          7,551
                                                     -----------    -----------
TOTAL ASSETS                                         $ 1,031,280    $ 1,023,400
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                        $   107,554    $   106,038
Interest bearing deposits:
  NOW accounts                                            57,899         46,512
  Money market accounts                                   40,978         42,126
  Savings deposits                                       261,349        244,224
  Time deposits                                          385,110        358,895
                                                     -----------    -----------
Total deposits                                           852,890        797,795
Accrued interest payable                                   3,643          3,665
Accrued expenses and other liabilities                     6,351          5,361
Securities sold under agreements to repurchase            59,780         74,643
Federal Home Loan Bank of New York  advances              23,873         59,160
                                                     -----------    -----------
Total liabilities                                        946,537        940,624
Corporation-Obligated mandatory redeemable
  capital securities of subsidiary trust                  20,000         20,000
Minority interest-junior preferred stock
  of consolidated subsidiary                                 137            137
Commitments and contingencies (Note 11)
Stockholders' equity:
  Common stock, $5 par value; authorized shares
    20,000,000; issued shares of 12,579,120 in
    1998 and 12,558,022 in 1997                           62,896         62,790
  Additional paid-in capital                                 186            212
  Retained earnings                                        2,912            645
  Treasury stock at cost, 129,031 shares
    in 1998 and 128,122 shares in 1997                      (885)          (866)
  Shares held in trust for deferred compensation          (1,152)        (1,441)
  Net unrealized gain on securities available
    for sale, net of tax                                     649          1,299
                                                     -----------    -----------
Total stockholders' equity                                64,606         62,639
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,031,280    $ 1,023,400
                                                     ===========    ===========

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months Ended
                                                      March 31,    March 31,
                                                        1998         1997
                                                      --------     --------
                                                    (000's, except share data)

INTEREST INCOME:
Interest and fees on loans                            $ 12,768     $ 11,317
Interest on federal funds sold                             280          179
Interest and dividends on securities:
  U.S. Treasury and government agencies                  2,437        1,835
  Mortgage-backed securities                             2,779        1,746
  Obligations of states and political
    subdivisions                                           816          788
  Corporate and other                                        7           19
Dividends on Federal Home Loan Bank of
  New York  stock                                          250           69
                                                      --------     --------
Total interest income                                   19,337       15,953
                                                      ========     ========

INTEREST EXPENSE:
Interest on deposits                                     8,338        6,747
Interest on borrowings                                   1,484          902
Interest on Corporation - Obligated
  mandatory redeemable capital securities
  of subsidiary trust                                      488          288
                                                      --------     --------
Total interest expense                                  10,310        7,937
                                                      ========     ========

NET INTEREST INCOME                                      9,027        8,016
Provision for loan losses                                  300          630
                                                      --------     --------
Net interest income after provision for
  loan losses                                            8,727        7,386
                                                      ========     ========

NON-INTEREST INCOME:
Gain (loss) on securities transactions - net               318           (3)
Gain on loans held for sale - net                           --            7
Service charges and fees                                   622          649
Other income                                               252          205
                                                      --------     --------
Total non-interest income                                1,192          858
                                                      ========     ========

NON-INTEREST EXPENSES:
Salaries and employee benefits                           3,122        2,665
Occupancy and equipment expense                          1,115          944
Advertising and business development                       277          190
Professional fees                                          282          354
Communications                                             202          194
Stationery and printing                                    161          118
FDIC insurance                                              26           22
Other expenses                                             524          412
                                                      --------     --------
Total non-interest expenses                              5,709        4,899
                                                      --------     --------
Income before income taxes                               4,210        3,345
Provision for income taxes                               1,259        1,013
                                                      --------     --------
NET INCOME                                            $  2,951     $  2,332
                                                      ========     ========

BASIC EARNINGS PER SHARE                              $    .24     $    .19*
                                                      ========     ========
DILUTED EARNINGS PER SHARE                            $    .22     $    .17*
                                                      ========     ========

* Adjusted for two-for-one stock split in December 1997.

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Three Months Ended
                                                          March 31,    March 31,
                                                            1998         1997
                                                         ---------    ---------
                                                                 (000's)

OPERATING ACTIVITIES:
Net income                                               $   2,951    $   2,332
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                    300          630
  Depreciation and amortization                                401          361
  Amortization/accretion of premiums (discounts)
    on securities - net                                        106           82
  Deferred taxes                                              (248)        (306)
  (Gain) loss on securities transactions - net                (318)           3
  Gain on loans held for sale - net                             --           (7)
Origination of loans held for sale                              --         (265)
Proceeds from sales of loans held for sale                      --          481
Other - net                                                  1,477        1,090
                                                         ---------    ---------
Net cash provided by operating activities                    4,669        4,401
                                                         =========    =========

INVESTING ACTIVITIES:
Proceeds from sales of securities available
  for sale                                                  41,394       17,633
Proceeds from principal paydowns, redemptions
  and maturities of securities available for sale           36,339        3,720
Proceeds from redemptions and maturities of
  securities held to maturity                               66,474        1,160
Purchases of securities available for sale                (133,933)     (60,940)
Purchases of securities held to maturity                       (90)     (20,098)
Loans originated, net of principal collections             (24,698)     (25,590)
Purchases of premises and equipment - net                     (698)        (766)
Proceeds from sales of OREO                                    213          147
Purchase of Federal Home Loan Bank of
  New York stock                                                --         (549)
                                                         ---------    ---------
Net cash used for investing activities                     (14,999)     (85,283)
                                                         =========    =========

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing
  deposits, NOW, money market and savings accounts          28,880       (5,151)
Increase in time deposits, net of withdrawals
  and maturities                                            26,215       64,927
Net (decrease) increase in Federal Home Loan Bank
  advances - short-term                                    (35,000)      10,000
Repayment of Federal Home Loan Bank advances
  - long-term                                                 (287)        (271)
Net decrease in securities sold under agreements
  to repurchase - short-term                               (34,863)        (950)
Proceeds from securities sold under agreements to
  repurchase - long-term                                    20,000           --
Net proceeds from issuance of Corporation-Obligated
  mandatory redeemable capital securities of
  subsidiary trust                                              --       19,225
Proceeds from sale of junior preferred stock of
  consolidated subsidiary                                       --          137
Proceeds from issuance of common stock                          80           21
Proceeds from sale of treasury stock                            --          203
Redemption of preferred stock                                   --       (3,250)
Cash dividends paid                                           (684)        (590)
Purchase of treasury stock                                     (19)        (105)
                                                         ---------    ---------
Net cash provided by financing activities                    4,322       84,196
                                                         =========    =========

      -Continued-

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

                                                            Three Months Ended
                                                          March 31,    March 31,
                                                            1998         1997
                                                         ---------    ---------
                                                                 (000's)

(Decrease) Increase  in Cash and Cash Equivalents        $  (6,008)   $   3,314
Cash and Cash Equivalents, Beginning of Period              45,422       29,621
                                                         ---------    ---------
Cash and Cash Equivalents, End of Period                 $  39,414    $  32,935
                                                         =========    =========

Supplemental Disclosures:
  Interest paid                                          $  10,332    $   7,070
                                                         ---------    ---------
  Income tax payments                                    $     227    $     364
                                                         ---------    ---------
  Transfer of assets to OREO                             $      --    $     210
                                                         ---------    ---------
  Transfer of loans held for sale to loans held to
    maturity at lower of cost or fair value              $     338    $      --
                                                         ---------    ---------
  Change in shares held in trust for deferred
    compensation                                         $     289    $      --
                                                         ---------    ---------
  Change in net unrealized gain  on securities
    available for sale - net of tax                      $    (650)   $  (1,218)
                                                         ---------    ---------

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                           (000's, except share data)

                                                                                                                               Net
                                                                                                                        Unrealized
                                Common Stock                                                          Shares Held          Gain on
                          ------------------------    Additional                                         in Trust       Securities
                               Shares       $5 Par       Paid-in       Retained         Treasury     for Deferred        Available
                          Outstanding        Value       Capital       Earnings            Stock     Compensation         for Sale
                          -----------      -------   -----------    -----------      -----------      -----------      -----------
Balance at
  January 1, 1998          12,429,900      $62,790   $       212    $       645      $      (866)     $    (1,441)     $     1,299

Net income                                                                2,951

Cash dividends:
  Common
  ($.055 per share)                                                        (684)

Common Stock Issued:
  Incentive stock
  options exercised            21,098          106           (26)
  ($2.15 to $6.82
    per share)

Purchase of treasury stock       (909)                                                       (19)

Change in shares held
  in trust for deferred
  compensation                                                                                                289

Change in net unrealized
  gain on securities
  available for sale
  net of tax                                                                                                                  (650)
                           ----------      -------   -----------    -----------      -----------      -----------      -----------

Balance at
March 31, 1998             12,450,089      $62,896   $       186    $     2,912      $      (885)     $    (1,152)     $       649
                           ==========      =======   ===========    ===========      ===========      ===========      ===========

See notes to consolidated financial statements.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Principles of Consolidation

      The consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. (the "Company"), and its wholly-owned subsidiaries, Union State Bank (including its wholly-owned subsidiaries, U.S.B. Realty Corp., U.S.B. Financial Services, Inc., and Dutch Hill Realty Corp.) (the "Bank"), and the Company's non-bank subsidiaries, Ad Con, Inc. and Union State Capital Trust I.

2.    Reclassifications

      Certain reclassifications have been made to prior year accounts to conform to the current year's presentation.

3.    Basis of Presentation

      In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998, and operations and cash flows for the three month periods ended March 31, 1998 and 1997, and changes in stockholders' equity for the three month period ended March 31, 1998. A summary of the Company's significant accounting policies is set forth in
      Note 2 to the consolidated financial statements included in the Company's 1997 Annual Report to Shareholders.

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

4.    Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 1998. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions.

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

5.    Earnings Per Share

      On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted SFAS No. 128 for the year ended December 31, 1997 and Earnings Per Share ("EPS") data is presented based on the requirements of this statement.

      SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. SFAS No. 128 states that Basic EPS excludes dilution and is computed by dividing net income available to common stockholders (net income after preferred stock dividend requirements) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed similarly to "Fully Diluted EPS" pursuant to Accounting Principles Board ("APB") Opinion No. 15. Diluted EPS is based on net income available to common stockholders divided by the weighted average number of common shares outstanding and common equivalent shares ("adjusted weighted average shares"). Stock options granted but not yet exercised under the Company's stock option plans are considered common stock equivalents for Diluted EPS calculations.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      The following table sets forth the computation of Basic and Diluted earnings per share:

--------------------------------------------------------------------------------
                                                  (000's, except share data)
                                                   March 31,       March 31,
                                                     1998            1997
--------------------------------------------------------------------------------

Numerator:
  Net income                                     $     2,951     $     2,332
  Less preferred stock dividends                          --              34
--------------------------------------------------------------------------------
Numerator for Basic and Diluted earnings
  per share - net income available to
  common stockholders                            $     2,951     $     2,298
================================================================================

Denominator:
  Denominator for Basic earnings per share
    - weighted average shares                     12,438,109      12,374,610*
  Effects of dilutive securities:
    Director and employee stock options            1,284,378         890,574*
--------------------------------------------------------------------------------
  Denominator for Diluted earnings per share
    - adjusted weighted average shares            13,722,487      13,265,184*
================================================================================

Basic earnings per share                         $       .24     $       .19*
Diluted earnings per share                       $       .22     $       .17*
================================================================================

*Adjusted for two-for-one stock split in December 1997.

6.    Reporting Comprehensive Income

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as are the financial statements, except for interim financial reporting periods where disclosure is made in the notes to consolidated financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners."

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      The following table details the Company's comprehensive income for the three months ended March 31, 1998 and 1997:

      --------------------------------------------------------------------------
                                                           Three months ending
                                                                 March 31
                  Description                            1998             1997
      --------------------------------------------------------------------------
                                                        (000's)
       Net Income                                      $ 2,951          2,332
       Other comprehensive income, net of tax:
         Unrealized holding losses on
         securities available for sale
         arising during the period                        (418)        (1,231)

       Reclassification adjustment,
         net of tax, for net gains (losses)
           realized in the quarter
           that were held at the beginning
           of the period                                  (232)            13
                                                       -------          -------

       Net loss recognized ine other
         comprehensive income                             (650)        (1,218)
                                                       -------          -------

      Comprehensive Income                             $ 2,301        $ 1,114
      ==========================================================================

      These unrealized holding losses, net of tax benefit, represent a decrease in unrealized appreciation of available for sale securities, net of tax, during the three months ended March 31, 1998. The cumulative balance of this unrealized gain net of tax, at March 31, 1998 is $649,000.

7.    Disclosures About Segments of an Enterprise and Related Information

      In September 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." This statement is effective for the Company's consolidated financial statements for the year ending December 31, 1998.

      SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement requires that public business enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      This statement requires disclosures that the Company must make in its financial statements or notes thereto to the extent applicable. Accordingly, implementation of this statement will not have any effect on the Company's financial condition or results of operations. However, additional information will be provided to users of these financial statements as to the financial condition and operations of the Company.

8.    Loans

      Nonaccrual loans were $5.4 million at March 31, 1998 and $5.8 million at December 31, 1997. Restructured loans were $0.5 million and $0.6 million at March 31, 1998 and December 31, 1997, respectively.

      Substantially, all of the nonaccruing loans are collateralized by real estate, except for certain loans made by the Bank to Bennett Funding Group ("Bennett"), which are collateralized by cash and lease receivables. At March 31, 1998, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

      At March 31, 1998, there are loans aggregating approximately $100,000, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

      At March 31, 1998 and December 31, 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 "Accounting for Impairment of a Loan" approximated $4.6 million in each period ($4.2 million in each period which were in nonaccrual status). Included in these loan balances are loans to Bennett. Each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses related to impaired loans was $1.8 million as of March 31, 1998 and December 31, 1997. The average recorded investment in impaired loans for the three months ended March 31, 1998 and year ended December 31, 1997 was approximately $4.6 million and $6.2 million, respectively. For the three months ended March 31, 1998 and year ended December 31, 1997, interest income recognized by the Company on impaired loans was not material.

      Restructured loans in the amounts of $0.4 million at both March 31, 1998 and December 31, 1997, that are considered to be impaired due to a reduction in the contractual interest rate are on accrual status because the collateral securing the loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans not yet collected as of March 31, 1998 is immaterial.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      The Bank has approximately $3.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett, a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. The Bank has not yet determined the extent of losses, if any, that will be sustained on these loans. However, based upon Bennett's filing, the loans have been placed on nonaccrual status and a specific reserve included in the allowance for loan losses of $1.6 million has been established in accordance with SFAS No. 114 as of March 31, 1998.

9.    Securities

      Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale and carried at fair value. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the Consolidated Statements of Condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are shown as a separate component of stockholders' equity.

      The decision to sell available for sale securities is based on management's assessment of changes in economic or financial market conditions, interest rate risk, and the Company's financial position and liquidity. Estimated fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. The Company does not acquire securities for the purpose of engaging in trading activities.

      At March 31, 1998, the effect of SFAS No. 115 resulted in an increase of securities available for sale of $1,125,000, representing the net unrealized gain, which, after the applicable tax effect, resulted in an increase to stockholders' equity of $649,000. At December 31, 1997, the effect of SFAS No. 115 resulted in an increase of securities available for sale of $2,250,000 which, after the applicable tax effect, resulted in an increase to stockholders' equity of $1,299,000.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      A summary of the amortized cost and estimated fair value of securities and related gross unrealized gains and losses at March 31, 1998 and December 31, 1997, follows:

      ========================================================================================
                                                                   (000's)
                                                             Gross       Gross       Estimated
                                             Amortized    Unrealized   Unrealized      Fair
       March 31, 1998                           Cost         Gains       Losses        Value
      ========================================================================================
      Available for Sale:
      U.S. Treasury and
        government agencies                   $ 78,987     $    658     $    185     $ 79,460
      Mortgage-backed securities               217,651        1,052          457      218,246
      Obligations of states and
        political subdivisions                   1,166           57           --        1,223
      Other                                        114           --           --          114
      ----------------------------------------------------------------------------------------

      Total securities available for sale     $297,918     $  1,767     $    642     $299,043
      ========================================================================================

      Held to Maturity:
      Mortgage-backed securities              $  9,786     $    245     $     --     $ 10,031
      Obligations of states and
        political subdivisions                  60,974        2,652           --       63,626
      ----------------------------------------------------------------------------------------

      Total securities held to maturity       $ 70,760     $  2,897     $     --     $ 73,657
      ========================================================================================

      ========================================================================================
                                                                   (000's)
                                                             Gross       Gross       Estimated
                                             Amortized    Unrealized   Unrealized      Fair
      December 31, 1997:                        Cost         Gains       Losses        Value
      ========================================================================================
      Available for Sale:
      U.S. Treasury and
        government agencies                   $117,495     $  1,067     $     43     $118,519
      Mortgage-backed securities               122,698        1,223           58      123,863
      Obligations of states and
        political subdivisions                   1,166           61           --        1,227
      Other                                        114           --           --          114
      ----------------------------------------------------------------------------------------

      Total securities available for sale     $241,473     $  2,351     $    101     $243,723
      ========================================================================================
      Held to Maturity:
      U.S. Treasury and
        government agencies                   $ 44,988     $     --     $    236     $ 44,752
      Mortgage-backed securities                29,791          212          142       29,861
      Obligations of states and
        political subdivisions                  62,398        2,860           --       65,258
      ----------------------------------------------------------------------------------------

      Total securities held to maturity       $137,177     $  3,072     $    378     $139,871
      ========================================================================================

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

10.   Borrowings and Stockholders' Equity

      The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

      The Bank may borrow up to $50.0 million from two primary investment firms under master security sale and repurchase agreements. At December 31, 1997, the Bank had $34.9 million of such short-term borrowings outstanding with terms of between 21 and 31 days, at interest rates of between 5.86 percent and 6.00 percent. The borrowings were collateralized by securities with an aggregate amortized cost and estimated fair value of $35.5 million and $35.6 million, respectively. There were no short-term borrowings under security sale and repurchase agreements at March 31, 1998.

      Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with three financial institutions totaling $18.0 million. At March 31, 1998 and December 31, 1997, the Bank had no federal funds purchased balances outstanding.

      Short-term FHLB advances are borrowings with original maturities of between one and 365 days. At December 31, 1997, the Bank had short-term FHLB advances of $35.0 million outstanding with terms of 14 to 365 days, and at interest rates ranging from 5.63 percent to 6.13 percent. There were no short-term FHLB advances outstanding at March 31, 1998.

      Additional information with respect to short-term borrowings for the three months ended March 31, 1998 and 1997 is presented in the table below.

      --------------------------------------------------------------------------
                                               (000's, except percentages)
      Short-Term Borrowings                        1998             1997
      ==========================================================================
      Balance at March 31                      $       --      $   43,475
      Average balance outstanding                  27,479          37,314
      Weighted-average interest rate*
        As of March 31                                 --            5.70%
        Paid during period                           5.84%           5.67%
      ==========================================================================
      *The weighted-average interest rates have been adjusted to reflect the effect of an interest rate swap used to convert a variable rate borrowing to a fixed rate.

      At March 31, 1998 and December 31, 1997, long-term FHLB advances totaled $23.9 million and $24.2 million, respectively. At March 31, 1998, long-term FHLB advances aggregating $19.0 million are single principal payments and are not repayable prior to maturity without penalty. Long-term FHLB advances aggregating $4.9 million are amortizing advances having scheduled payments, but may not be repaid in full prior to maturity without penalty.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      The Bank also has long-term borrowings of $59.8 million and $39.7 million in securities sold under agreements to repurchase as of March 31, 1998 and December 31, 1997, respectively. At March 31, 1998, these borrowings include $9.8 million having an original term of three years at an interest rate of 6.08 percent, and $50.0 million having an original term of between five and ten years at interest rates between 5.28 percent and 5.67 percent that are callable after an initial noncall period at the option of the counter party to the repurchase agreement. The borrowings are collateralized by securities with an aggregate amortized cost of $62.2 million and estimated fair value of $62.9 million.

      At March 31, 1998 and December 31, 1997, the Bank has outstanding 13,723,422 shares of capital stock in the FHLB with a carrying value of $13.7 million, which is required in order to borrow under the short and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock purchased and certain other assets of the Bank.

      The following table is a summary of long-term debt, all of which was fixed rate, distributed based upon remaining contractual maturity at March 31, 1998, with comparative totals for December 31, 1997:

--------------------------------------------------------------------------------------
                                             (000's, except percentages)
                                             After 1
                                  Within    But Within    After      1998      1997
                                  1 Year     5 Years     5 Years    Total      Total
--------------------------------------------------------------------------------------
Total long-term debt             $10,000     $31,308      $42,345   $83,653    $63,940

Weighted-average interest rate      6.18%       5.85%        5.70%     5.81%      5.92%

--------------------------------------------------------------------------------------

      The dividend rate on the Company's Series "A" preferred stock issued to a single investor was determined quarterly and was subject to certain minimum and maximum per annum dividend rates as specified in the agreement. For the three month period ended March 31, 1997, the weighted average dividend rate was 8.4 percent (the minimum rate). Net income per common and common equivalent share reflects the preferred stock dividend declared and accrued totaling $34,000 for the three month period ended March 31, 1997. The Company redeemed the remaining outstanding amount of preferred stock of $3,250,000 on February 14, 1997.

      The Company issued a two-for-one stock split in the form of a 100% stock dividend on December 24, 1997. The weighted average shares outstanding and per share amounts for the three months ended March 31, 1997 have been adjusted to reflect the stock dividend distributed in 1997.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      The Company and the Bank's ability to pay cash dividends in the future are restricted by various regulatory requirements. The Company's ability to pay cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At March 31, 1998, the Bank could pay dividends to the Company of $19.2 million without having to obtain prior regulatory approval.

11.   Commitments and Contingencies

      At March 31, 1998, the Company and Bank are committed under an employment agreement (as amended by action of the Company's and Bank's Boards of Directors on February 18, 1998), with a key officer, director and shareholder requiring annual salary and other payments of $530,000, increasing annually by $30,000 during the term of the contract, annual bonus payments equal to 6 percent of net income of the Company under the executive compensation plan, annual stock option grants of 96,800 shares, issued at fair value (110 percent of fair value for incentive stock options if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant) and other benefits for the term of the contract expiring July 1, 1999.

      In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying consolidated financial statements. At March 31, 1998, formal credit line and loan commitments which are primarily loans collateralized by real estate and credit card lines approximated $161.7 million and outstanding letters of credit totaled $21.8 million. Such amounts represent the maximum risk of loss on these commitments.

      In connection with its asset and liability management program, the Bank entered into a protected rate agreement ("cap") which has a remaining aggregate notional amount of $2.5 million at March 31, 1998. The premium paid in the amount of $85,000 is deferred and is being amortized over the five year life of the cap which expires in 1999. Under the terms of the cap, the Bank will be reimbursed for increases in one-month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875 percent. Interest rate cap agreements allow the Bank to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments from a mortgage-backed security with an interest rate adjusted annually to the one year Constant Maturity Treasury rate. The Bank has also entered into an interest rate swap contract, which effectively adjusts the short-term interest rate on a security sold under agreement to repurchase borrowing to a long-term fixed interest rate. Under the terms of the contract, the Bank is required to pay a fixed interest rate payment equal to 6.16 percent of a notional amount of $10.0 million, and receive a payment equal to three-month LIBOR. The agreement expires on October 2, 1998. These agreements are subject to the counter party's ability to perform in accordance with the terms of the agreement. The Bank's risk of loss on the interest rate cap is equal to the unamortized premium paid to enter into this agreement, while the risk of loss on the interest rate swap is the fair value amount to be paid to terminate the contract, which was $31,000 (liability) at March 31, 1998.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      The Bank enters into forward commitments to sell residential first mortgage loans to reduce market risk associated with originating and holding loans for sale. A risk associated with these commitments arises from the Bank's potential inability to generate loans to fulfill the contracts. To control the risk associated with changes in interest rates, the Bank may also use options to hedge loans closed and expected to close. No such contracts were outstanding at March 31, 1998.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

12.   Acquisition of Tappan Zee Financial, Inc.

      On March 6, 1998, the Company and Tappan Zee Financial, Inc. ("Tappan Zee"), the parent company of Tarrytowns Bank, FSB, jointly announced that they have signed a definitive agreement pursuant to which they will enter into a business combination. The transaction is intended to be a tax free exchange of common shares and will be accounted for as a pooling of interests. Tappan Zee will be merged into the Company and Tarrytowns Bank, FSB will operate as a wholly-owned subsidiary of the Company.

      Under the terms of the agreement, each Tappan Zee shareholder will receive Company common stock that is anticipated to have a value of $22.00 per share for each Tappan Zee share. The exchange ratio will be finalized after all regulatory approvals are received. The minimum exchange ratio will be .88 Company shares for each Tappan Zee share if the Company's common stock has a value of $25.00 per share or higher, and, subject to the exception below, the maximum exchange ratio will be 1.24 Company shares for each Tappan Zee share if the Company's common stock has a value of $17.75 or lower. If the Company's common stock has a value of between $17.75 and $25.00 per share, the exchange ratio will be established to provide a value to Tappan Zee shareholders of $22.00 per share. If the Company's common stock falls below $15.00 per share, Tappan Zee will have the right to terminate the transaction subject to the Company's right to adjust the exchange ratio so as to assure that Tappan Zee shareholders receive a value of $18.60 per Tappan Zee share. Based on the Company's closing price per common share on March 6, 1998 and March 31, 1998 of $22.25 and $20.50 per share, each Tappan Zee share would be exchanged for
      0.99 and 1.07 shares, respectively, of Company common stock. The total value of the transaction is approximately $33.8 million, which represents
      1.51 time Tappan Zee's book value as of December 31, 1997.

      As of March 31, 1998, Tappan Zee has approximately $129 million in assets and operates a single banking facility in the Village of Tarrytown, Westchester County, New York. Had the business combination occurred as of March 31, 1998, the Company would have had approximately $1.160 billion in assets. After an acquisition charge of approximately $3 million to $3.5 million (net of tax) in 1998, the transaction is expected to be accretive to earnings per share in 1999.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      The acquisition is contingent upon the satisfaction of necessary bank regulatory approvals, the approval of the shareholders of Tappan Zee and other customary conditions. The parties anticipate that the merger will be consummated in the third quarter of 1998.

      In connection with the merger agreement, Tappan Zee has granted the Company an option, exercisable under certain circumstances, to purchase 294,134 shares, or 19.9%, of Tappan Zee's currently outstanding common stock.

13.   Subsequent Event

      On April 16, 1998, the Company announced that it intended to dissolve its Real Estate Investment Trust subsidiary, U.S.B. Realty Corp. (the "Realty Corp"), in a tax free liquidation. A proxy statement was mailed to the common and junior preferred shareholders of the Realty Corp. , and a special meeting was held on April 29th, at which time the shareholders of the Realty Corp. approved the proposal. The Company believes that dissolution of the Realty Corp. will make the Realty Corp. assets available for collateralization of Bank borrowings and will result in a reduction of the cost of administration. Dissolution of the Realty Corp., subject to a number of conditions and factors, will also have a significant positive impact on the Company's 1998 tax provision, but may increase the effective tax rate slightly in future years.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At March 31, 1998, the Company had total assets of $1,031.3 million, an increase of $7.9 million from December 31, 1997.

Total deposits increased $55.1 million for the three month period ended March 31, 1998 to $852.9 million, which represented a 6.9 percent increase from December 31, 1997. Time deposits increased $26.2 million accounting for the greatest component of deposit increases. Retail time deposits under $100,000 increased by $4.5 million due primarily to time deposit promotions, and other time deposits over $100,000 increased by $1.5 million during the three month period ended March 31, 1998. Time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, increased by $20.5 million as part of the Bank's overall leveraging strategy. IRA and Keogh time deposit accounts decreased by $0.2 million due to significant competition for this product. Savings deposits increased by $17.1 million, as the Company's "Golden Statement" and "Liquid Gold" accounts, which provide attractive yields for high balance accounts, continued to attract additional deposits. NOW accounts and demand deposits increased by $11.4 million and $1.5 million, respectively. Money market deposits decreased by $1.1 million, as customers generally switched money market account balances to higher yielding deposit products.

The securities portfolio, including investment in FHLB stock, of $383.5 million and $394.6 million at March 31, 1998 and December 31, 1997, respectively, consists of securities held to maturity at amortized cost of $70.8 million and $137.2 million, securities available for sale at estimated fair value totaling $299.0 million and $243.7 million, respectively, and FHLB stock of $13.7 million in each period.

During the three months ended March 31, 1998, U.S. Treasury and government agency obligations decreased $84.0 million due primarily to sales and redemptions of securities totaling $104.5 million and a net decrease in the market value of available for sale securities of $0.5 million, partially offset by purchases of $1.0 million in U.S. Treasury Notes, $20.0 million in callable bonds. Mortgage-backed securities increased by $74.4 million primarily due to purchases of $112.9 million, which were offset by a net decrease in the market value of available for sale securities of $0.6 million, sales and redemptions totaling $31.1 million and principal amortizations of $6.8 million. Mortgage-backed security purchases are fixed-rate securities having expected weighted-average lives of less than ten years. The mortgage-backed securities sold have low yields or expectations to prepay in the near-term and were also sold to take advantage of favorable market conditions. The Company's investment in obligations of states and political subdivisions, or municipal securities, decreased by $1.4 million due to maturities during the first three months of 1998. Municipal securities are considered core investments which are high yielding on a tax equivalent basis and have diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yield of such securities to other securities of comparable credit risk and maturity. The Company currently has no outstanding holdings in corporate bonds as all such bonds aggregating $0.9 million matured during the quarter ended March 31, 1997. Medium-term corporate debt securities which are rated investment grade by nationally recognized credit rating organizations will continue to be evaluated for investment in the future.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Cont'd)

FINANCIAL CONDITION (Cont'd)

The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities and through the averaging of investments in medium-term maturities.

At March 31, 1998, loans were $588.3 million, a net increase of $24.7 million or
4.4 percent over December 31, 1997. The primary increases of outstanding loan balances were $12.5 million in time secured loans, $10.7 million in land acquisition and construction loans, and $3.8 million in residential mortgages and home equity loans, offset by a net reduction of $2.3 million in all other loan categories. The Bank had approximately $161.7 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Bank has approximately $3.3 million of loans, collateralized by cash and lease receivables, to Bennett Funding Group ("Bennett"), a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of these loans continue to be delayed by the bankruptcy proceedings. The Bank has not yet determined the extent of losses, if any, that will be sustained on these loans. However, based upon Bennett's filing, the loans have been placed on nonaccrual status. Including the Bennett loans, the Bank's nonaccrual loans and other real estate owned were 0.70 percent of total assets at March 31, 1998.

The Bank's allowance for loan losses increased $0.3 million or 3.6 percent to $7.8 million at March 31, 1998, from $7.6 million at December 31, 1997. The allowance for loan losses represents 1.33 percent of gross loans outstanding at March 31, 1998, compared to 1.34 percent at December 31, 1997. The allowance reflects a provision of $300,000 and net charge-offs of $25,000 recorded thus far in 1998. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Bank's loan portfolio. In management's judgment, the allowance is considered adequate to absorb potential losses inherent in the loan portfolio.

During the three months ended March 31, 1998, the Bank decreased the amount of outstanding short- and long-term advances with the Federal Home Loan Bank of New York by $35.3 million, while borrowings under repurchase agreements decreased by $14.9 million. Borrowings decreased, as such funding was replaced by retail deposits and municipal deposits on a bid basis at a lower cost. As noted above, municipal time deposits increased $20.5 million.

Stockholders' equity increased to $64.6 million at March 31, 1998 from the December 31, 1997 balance of $62.6 million. The increase primarily results from net income of $3.0 million for the three month period ended March 31, 1998, and a decrease in shares held in trust for deferred compensation of $0.3 million, partially offset by a decrease in the net unrealized gain on securities available for sale, net of tax of $0.7 million and dividends paid. During the first three months of 1998, the Company also purchased 909 shares of treasury stock at market value for $19,000.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Cont'd)

FINANCIAL CONDITION (Cont'd)

The Company's leverage ratio at March 31, 1998 was 8.22 percent, compared to
8.26 percent at December 31, 1997. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 13.03 percent and 14.24 percent at March 31, 1998 and 12.63 percent and 13.80 percent at December 31, 1997, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at March 31, 1998 and December 31, 1997.

RESULTS OF OPERATIONS

Earnings

Net income for the three month period ended March 31, 1998 increased $619,000 or
26.5 percent to $2,951,000 compared to the same period in 1997. Basic and diluted earning per share increased to $0.24 and $0.22, respectively, from $0.19 and $0.17 in the same periods in 1997, respectively. The annualized return on average total assets was 1.16 percent for the three month period ended March 31, 1998, compared to 1.11 percent for the three month period ended March 31, 1997. The annualized return on average common equity was 18.50 percent for the three months ended March 31, 1998 compared to 17.13 percent for the comparative period in 1997. The overall increase in earnings in the 1998 period primarily reflects higher net interest income resulting from increased volume and effective leveraging of the balance sheet, higher security gains, service charges and fees and a lower provision for loan losses, offset by higher non-interest expenses to support increased business and lower other income. A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three month period ended March 31, 1998, net interest income increased 12.6 percent to $9.0 million from $8.0 million in the year earlier period. Net interest income increased in the current year period due to volume increases of average earning assets, partially offset by a decrease in the net interest spread. For the three months ended March 31, 1998, the interest spread (yield on earning assets less cost of interest-bearing funds) was 3.05 percent compared to
3.36 percent in the same period of 1997. Yields on interest earning assets decreased during the three month period ended March 31, 1998, while the cost of funds increased compared to the same period in 1997, resulting in the negative impact on the net interest spread. The decrease in asset yields is partially as a result of lower yields available on security investments and redemptions of callable agency securities at higher yields, as well as declining yields on loans due to increased competition and a general decline in intermediate term interest rates. The cost of funds increased due to the leverage strategy discussed below and growth of deposits in higher rate instruments, while deposit costs generally remained stable due to the flat yield curve and tendency of customers to favor short-term deposit products. The decrease in the spread is also affected by the Company's leverage strategy of purchasing government securities funded by borrowings and/or municipal deposits at tighter spreads. Although leverage strategies

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Cont'd)

result in decreasing interest spreads, they have the effect of increasing net interest income while managing interest rate risk.

Provision for Loan Losses

The provision for loan losses decreased $330,000 to $300,000 for the three month period ended March 31, 1998, compared to the same period in 1997. Net charge-offs in the three month period ended March 31, 1998 totaled $25,000 relating primarily to credit card loans, compared to net charge-offs (principally real estate loans) of $107,000 for the three month period ended March 31, 1997. Nonaccrual loans were $5.4 million and $7.7 million, respectively, at March 31, 1998 and 1997, compared to $5.8 million at December 31, 1997. The Bank has approximately $3.3 million of loans, collateralized by cash and lease receivables, to Bennett, a lease finance company, which filed for bankruptcy during the first quarter of 1996. The Bank does not yet know the extent of losses, if any, that will be sustained on these loans. However, based upon Bennett's filing, the loans were placed on nonaccrual status in March 1996. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on an ongoing basis as an integral part of the loan function, which includes the identification of past due loans, the recognition of the current economic environment and the review of the historical loan experience. Management has taken a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio and believes that the allowance for loan losses at March 31, 1998 reflects the risk elements inherent in the total loan portfolio at this time. The changes in the provision charged to income and the allowance for loan losses reflects such uncertainties on an increasing loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Non-Interest Income

Non-interest income for the three months ended March 31, 1998 increased by $334,000 to $1,192,000, compared to the same period of 1997. The increase is primarily related to higher net gains on securities and loan transactions ($314,000) and other income ($47,000), partially offset by lower service charges and fees ($27,000). Other income consists of ATM fees, credit card fees, loan servicing income, wire transfer fees, safe deposit, and other fees.

Non-Interest Expenses

Non-interest expenses increased $810,000 to $5,709,000 for the three month period ended March 31, 1998, from the comparable period in 1997. The primary reason for this increase results from an increase in the cost of salaries and other operating costs to support the growth of the Bank. The following discusses each component of non-interest expense.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Cont'd)

Salaries and benefits, the largest component of non-interest expense, increased by $457,000, or 17.1 percent, during the three month period ended March 31, 1998 compared to the previous year period. The increase occurred due to additional personnel employed by the Bank to accommodate the increases in deposits and loans and their related services, and increases in business development efforts, and annual merit increases. In addition, employee benefits increased because of higher incentive compensation programs which are based upon the Company's net income and overall financial performance, higher payroll taxes during 1998 due to the higher salary base and increases in the cost of other employee benefit programs such as medical coverage, tuition reimbursement, and training.

The changes in the other components of non-interest expenses for the three month period ended March 31, 1998 compared to March 31, 1997, were due to the following:

o Increase of $171,000 (18.1%) in occupancy and equipment expense. This increase is due principally to higher maintenance expenses relating to the Bank's branch and computer related equipment due to increased business volume, and additional rental and depreciation expense associated with two new branch openings.

o Increase of $87,000 (45.8%) in advertising and business development. The increase reflects increased emphasis on marketing, and the introduction of the Bank's new ad campaign, "Do business with us, do better with us," as well as advertising and business development expense for the new branches.

o Decrease of $72,000 (20.3%) in professional fees. The decrease relates to lower professional fees primarily associated with loan collections, foreclosures and other litigation.

o Increase of $8,000 (4.1%) in communications is due to an increase in postage and telephone expenses that arose as a result of higher postal volume related to the growth in business.

o Increase of $43,000 (36.4%) in stationery and printing. The increase occurred due to printing costs and supplies necessitated by increased loan and deposit volume and opening of Suffern and New Rochelle branches.

o Increase of $4,000 in FDIC insurance premiums results from higher deposit balances.

o Increase of $112,000 (27.2%) in other expenses, results from higher foreclosure related expenses and other costs to support increased volume, higher branch charge-offs, and accruals for a contribution to the U.S.B Foundation, Inc., as well as higher costs associated with stockholder relations and stock exchange fees.

Income Taxes

The effective tax rates for the three month period ended March 31, 1998 and 1997 was 29.9 and 30.3, percent, respectively. The decrease in the overall effective tax rate in 1998 primarily reflects lower state income taxes.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Cont'd)

Year 2000 Issue

The Company continues to monitor the Year 2000 issue as more fully described in the Company's 1997 Annual Report and Form 10-K. The Company has identified all systems that are Year 2000 compliant and received confirmation from software vendors of such compliance. The Company's major core system software vendor has certified that its software is Year 2000 compliant. For systems not yet compliant, software vendors are in the process of providing updates to ensure such systems are compliant. In addition, significant customers are being contacted to determine their progress toward Year 2000 compliance to evaluate the potential impact on the Company from their failure to remediate their Year 2000 issues.

The Company's Year 2000 Committee reports progress to the Company's and Bank's Board of Directors on a quarterly basis. The Company expects to have identified and tested all significant Year 2000 sensitive systems by December 31, 1998. However, there can be no guarantee that the systems of other entities on which the Bank's systems rely will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company's Year 2000 project cost to date and estimates to complete are not expected to be significant. Such costs are being expensed as incurred. The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

The Company will continue to evaluate all issues with respect to the Year 2000 problem to minimize the impact on its operations and financial condition.

U.S.B. HOLDING CO., INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures on market risk at December 31, 1997 were previously reported in the Company's 1997 Annual Report and Form 10-K. There have been no material changes in the Company's market risk exposures at March 31, 1998 compared to December 31, 1997. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively. However, as disclosed in the Company's 1997 Annual Report and Form 10-K, two interest rate contracts are in place to manage the Company's interest rate exposure. The Company has not entered into any new derivative financial instruments during the three months ended March 31, 1998.

The Company continues to use two methods to evaluate its market risk to changes in interest rates. A "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at March 31, 1998 as compared to December 31, 1997. The changes in the composition of the Company's assets and liabilities for the three months ended March 31, 1998 as reported in the Management's Discussion and Analysis of Financial Condition and Results of Operations have not materially affected the Company's overall interest rate risk profile at March 31, 1998 as compared to December 31, 1997. The Company's "static gap" at March 31, 1998 has not changed materially from December 31, 1997. If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period continues to be within the Company's policy limit of not declining by more than 5.0%.

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibit XI - Statement re: Computation of Earnings Per Share

            (b) Reports on Form 8-K. One report on Form 8-K dated as of March 6, 1998, related to a merger agreement, was filed by the Company during the quarter ended March 31, 1998.

                  On March 6, 1998, the Company and Tappan Zee Financial, Inc. ("Tappan Zee") entered into an Agreement and Plan of Merger which set forth the terms under which Tappan Zee will be merged into the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 13, 1998.

                            U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales                     /s/ Steven T. Sabatini
------------------------------------    ----------------------------------------
Thomas E. Hales                         Steven T. Sabatini
Chairman of the Board, President,       Senior Executive Vice President Finance,
Chief Executive Officer and Director    Chief Financial Officer and
                                        Assistant Secretary
                                        (Principal Financial and
                                        Accounting Officer)