Form 10-Q
period 1998-06-30
USB HOLDING CO INC
filed 1998-08-14
CIK 707805

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended June 30, 1998 Commission File No. 010950
                               -------------

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

                               YES |X|   NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                           OUTSTANDING AT AUGUST 4, 1998
            -----                           -----------------------------

    Common stock, par value
         $0.01 per share                             12,521,584

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENTS OF CONDITION AS OF
            JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997                1

            CONSOLIDATED STATEMENTS OF INCOME FOR THE
            THREE MONTHS ENDED JUNE 30, 1998 AND 1997
            (UNAUDITED)                                                    2

            CONSOLIDATED STATEMENTS OF INCOME FOR THE
            SIX MONTHS ENDED JUNE 30, 1998 AND 1997
            (UNAUDITED)                                                    3

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
            (UNAUDITED)                                                    4

            CONSOLIDATED STATEMENTS OF CHANGES IN
            STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
            ENDED JUNE 30, 1998 and 1997 (UNAUDITED)                       6

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED)                                                    8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 20

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                             27

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                       28

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                              28

                         PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                           (Unaudited)
                                                             June 30,     December 31,
                                                               1998           1997
                                                           -----------    -----------
ASSETS                                                     (000's, except share data)
Cash and due from banks                                    $    24,370    $    19,622
Federal funds sold                                                  --         25,800
                                                           -----------    -----------
Cash and cash equivalents                                       24,370         45,422
Securities:
   Available for sale (at estimated fair value)                333,362        243,723
   Held to maturity (estimated fair value
      $70,315 in 1998 and $139,871 in 1997)                     67,482        137,177
Loans held for sale                                                 --            340
Loans, net of allowance for loan losses of
   $8,092 in 1998 and $7,558 in 1997                           606,692        555,769
Premises and equipment, net                                     10,569         10,387
Accrued interest receivable                                      6,928          7,287
Other real estate owned                                          1,743          2,021
Federal Home Loan Bank of New York stock                        13,723         13,723
Due from brokers                                                22,100             --
Other assets                                                    13,809          7,551
                                                           -----------    -----------
TOTAL ASSETS                                               $ 1,100,778    $ 1,023,400
                                                           ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Non-interest bearing deposits                              $   127,175    $   106,038
Interest bearing deposits:
   NOW accounts                                                 54,708         46,512
   Money market accounts                                        40,870         42,126
   Savings deposits                                            276,134        244,224
   Time deposits                                               401,884        358,895
                                                           -----------    -----------
Total deposits                                                 900,771        797,795
Accrued interest payable                                         4,084          3,665
Accrued expenses and other liabilities                           4,788          5,361
Securities sold under agreements to repurchase                  81,780         74,643
Federal Home Loan Bank of New York  advances                    19,582         59,160
                                                           -----------    -----------
Total liabilities                                            1,011,005        940,624
Corporation-Obligated mandatory redeemable capital
   securities of subsidiary trust                               20,000         20,000
Minority interest-junior preferred stock of consolidated
   subsidiary                                                      137            137
Commitments and contingencies (Note 11)
Stockholders' equity:
   Common stock, $0.01 par value in 1998 and $5.00 par
      value in 1997; authorized shares 30,000,000; issued
      shares of 12,672,011 in 1998 and 12,558,022 in 1997          127         62,790
   Additional paid-in capital                                   64,288            212
   Retained earnings                                             7,113            645
   Treasury stock at cost, 163,671 shares
      in 1998 and 128,122 shares in 1997                        (1,613)          (866)
   Shares held in trust for deferred compensation               (1,336)        (1,441)
   Accumulated other comprehensive income                        1,057          1,299
                                                           -----------    -----------
Total stockholders' equity                                      69,636         62,639
                                                           -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 1,100,778    $ 1,023,400
                                                           ===========    ===========

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                             Three Months Ended
                                                           June 30,     June 30,
                                                             1998         1997
                                                           --------    --------
                                                           (000's, except share
                                                                   data)
INTEREST INCOME:
Interest and fees on loans                                 $ 13,304    $ 11,813
Interest on federal funds sold                                  220         162
Interest and dividends on securities:
        Mortgage-backed securities                            4,458       2,176
        U.S. Treasury and government agencies                 1,062       2,558
        Obligations of states and political subdivisions        795         797
        Corporate and other                                       5          10
Dividends on Federal Home Loan Bank of New York stock           255         106
                                                           --------    --------
Total interest income                                        20,099      17,622
                                                           ========    ========

INTEREST EXPENSE:
Interest on deposits                                          8,835       7,515
Interest on borrowings                                        1,343       1,288
Interest on Corporation - Obligated mandatory redeemable
        capital securities of subsidiary trust                  488         488
                                                           --------    --------
Total interest expense                                       10,666       9,291
                                                           --------    --------

NET INTEREST INCOME                                           9,433       8,331
Provision for loan losses                                       300         830
                                                           --------    --------
Net interest income after provision for loan losses           9,133       7,501
                                                           --------    --------
NON-INTEREST INCOME:
Gain on securities transactions - net                           686         507
Gain on loans held for sale - net                                --           2
Service charges and fees                                        642         646
Other income                                                    242         366
                                                           --------    --------
Total non-interest income                                     1,570       1,521
                                                           ========    ========
NON-INTEREST EXPENSE:
Salaries and employee benefits                                3,634       2,796
Occupancy and equipment expense                               1,125         968
Advertising and business development                            345         266
Professional fees                                               424         333
Communications                                                  192         175
Stationery and printing                                         165         117
FDIC insurance                                                   24          21
Other expenses                                                  621         748
                                                           --------    --------
Total non-interest expense                                    6,530       5,424
                                                           ========    ========
Income before income taxes                                    4,173       3,598
Provision (benefit) for income taxes                           (779)      1,098
                                                           --------    --------
NET INCOME                                                 $  4,952    $  2,500
                                                           ========    ========
BASIC EARNINGS PER SHARE                                   $   0.40    $   0.20*
                                                           ========    ========
DILUTED EARNINGS PER SHARE                                 $   0.36    $   0.19*
                                                           ========    ========

* Adjusted for two-for-one stock split in December 1997

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Six Months Ended
                                                           June 30,    June 30,
                                                             1998        1997
                                                           --------    --------
                                                            (000's, except share
                                                                    data)
INTEREST INCOME:
Interest and fees on loans                                 $ 26,072    $ 23,130
Interest on federal funds sold                                  500         341
Interest and dividends on securities:
        Mortgage-backed securities                            6,895       4,011
        U.S. Treasury and government agencies                 3,841       4,304
        Obligations of states and political subdivisions      1,611       1,585
        Corporate and other                                      12          29
Dividends on Federal Home Loan Bank of New York stock           505         175
                                                           --------    --------
Total interest income                                        39,436      33,575
                                                           ========    ========
INTEREST EXPENSE:
Interest on deposits                                         17,173      14,262
Interest on borrowings                                        2,827       2,190
Interest on Corporation - Obligated mandatory redeemable
        capital securities of subsidiary trust                  976         776
                                                           --------    --------
Total interest expense                                       20,976      17,228
                                                           ========    ========
NET INTEREST INCOME                                          18,460      16,347
Provision for loan losses                                       600       1,460
                                                           --------    --------
Net interest income after provision for loan losses          17,860      14,887
                                                           --------    --------
NON-INTEREST INCOME:
Gain on securities transactions - net                         1,004         504
Gain on loans held for sale - net                                --           9
Service charges and fees                                      1,264       1,295
Other income                                                    494         571
                                                           --------    --------
Total non-interest income                                     2,762       2,379
                                                           ========    ========
NON-INTEREST EXPENSE:
Salaries and employee benefits                                6,756       5,461
Occupancy and equipment expense                               2,240       1,912
Advertising and business development                            622         456
Professional fees                                               706         687
Communications                                                  394         369
Stationery and printing                                         326         235
FDIC insurance                                                   50          43
Other expenses                                                1,145       1,160
                                                           --------    --------
Total non-interest expense                                   12,239      10,323
                                                           ========    ========
Income before income taxes                                    8,383       6,943
Provision for income taxes                                      480       2,111
                                                           --------    --------
NET INCOME                                                 $  7,903    $  4,832
                                                           ========    ========
BASIC EARNINGS PER SHARE                                   $   0.63    $   0.39*
                                                           ========    ========
DILUTED EARNINGS PER SHARE                                 $   0.58    $   0.36*
                                                           ========    ========

* Adjusted for two-for-one stock split in December 1997.

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Six Months Ended
                                                                  June 30,     June 30,
                                                                    1998         1997
                                                                 ---------    ---------
                                                                        (000's)
OPERATING ACTIVITIES
Net income                                                       $   7,903    $   4,832
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                           600        1,460
   Depreciation and amortization                                       823          739
   Amortization/accretion of premiums (discounts)
      on securities - net                                              293          140
   Deferred income taxes                                              (389)        (639)
   Gain on securities transactions - net                            (1,004)        (504)
   Gain on loans held for sale - net                                    --           (9)
Origination of loans held for sale                                      --         (479)
Proceeds from sales of loans held for sale                              --          481
Decrease (increase) in accrued interest receivable                     359         (761)
Net increase in income taxes receivable                             (3,242)        (144)
Other - net                                                         (2,494)      (1,855)
                                                                 ---------    ---------
Net cash provided by operating activities                            2,849        3,261
                                                                 =========    =========
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                51,869       52,138
Proceeds from principal paydowns, redemptions and maturities
   of securities available for sale                                 44,903       16,915
Proceeds from redemptions and maturities of securities held to
   maturity                                                         70,489        4,699
Purchases of securities available for sale                        (208,148)    (146,257)
Purchases of securities held to maturity                              (865)     (26,091)
Net decrease in interest bearing deposits in other banks                --           99
Loans originated, net of principal collections                     (51,183)     (36,444)
Purchases of premises and equipment - net                             (999)        (863)
Proceeds from sales of OREO                                            267          357
Purchase of Federal Home Loan Bank of New York stock                    --       (4,304)
                                                                 ---------    ---------
Net cash used for investing activities                             (93,667)    (139,751)
                                                                 ---------    ---------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                           59,987       26,677
Increase in time deposits, net of withdrawals and maturities        42,989       70,171
Net (decrease) increase in securities sold under agreements
   to repurchase -  short-term                                     (12,863)      32,034
Net (decrease) increase in Federal Home Loan Bank of New York
   advances - short-term                                           (34,000)       5,000
Proceeds from securities sold under agreements to
   repurchase - long-term                                           20,000           --
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                            (5,578)        (546)
Net proceeds from issuance of Corporation-Obligated mandatory
   redeemable capital securities of subsidiary trust                    --       18,921
Redemption of preferred stock                                           --       (3,250)
Cash dividends paid                                                 (1,435)      (1,149)
Proceeds from sale of junior preferred stock of
    consolidated subsidiary                                             --          137
Proceeds from issuance of common stock and tax benefit of
    stock options                                                    1,413           28
Proceeds from sale of treasury stock                                     1          370
Purchase of treasury stock                                            (748)        (105)
                                                                 ---------    ---------
Net cash provided by financing activities                           69,766      148,288
                                                                 =========    =========
        -Continued-

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

                                                                    Six Months Ended
                                                                  June 30,     June 30,
                                                                    1998         1997
                                                                 ---------    ---------
                                                                         (000's)
(Decrease) Increase in Cash and Cash Equivalents                 $ (21,052)   $  11,798
Cash and Cash Equivalents, Beginning of Period                      45,422       29,621
                                                                 ---------    ---------
Cash and Cash Equivalents, End of Period                         $  24,370    $  41,419
                                                                 =========    =========
Supplemental Disclosures:
   Interest paid                                                 $  20,557    $  16,363
                                                                 ---------    ---------
   Income tax payments                                           $   3,562    $   2,894
                                                                 ---------    ---------
   Transfer of assets to OREO - net                              $      --    $   1,756
                                                                 ---------    ---------
   Transfer of loans held for sale to loans held to
      maturity at lower of cost or fair value                    $     338    $      58
                                                                 ---------    ---------
   Change in shares held in trust for deferred compensation      $     105    $      --
                                                                 ---------    ---------
   Change in net unrealized gain (loss) on securities
      available for sale - net of tax                            $    (242)   $    (298)
                                                                 ---------    ---------
   Increase in due from brokers due to unsettled sale
      of securities available for sale                           $  22,100    $      --
                                                                 ---------    ---------

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                           (000's, except share data)

                                                                                      Shares Held    Accumulated
                           COMMON STOCK              Additional                       in Trust for     Other
                              Shares         Par       Paid-in   Retained  Treasury     Deferred    Comprehensive
                           Outstanding      Value      Capital   Earnings    Stock    Compensation     Income
                           -----------      -----      -------   --------    -----    ------------     ------
Balance at
   January 1, 1998         12,429,900    $  62,790  $     212    $    645  $  (866)     $(1,441)      $1,299

Net income                                                          7,903

Cash dividends:
   Common
   ($.115 per share)                                               (1,435)

Common Stock Issued:
   Employee stock
   options exercised
   ($2.15 to $16.688
      per share)              105,153          107        713

   Director stock
   options exercised
   ($2.25 per share)            8,836           44        (24)

Tax benefit of stock
   options                                                573

Reduction of par value
   of common stock
   from $5.00 per share
   to $0.01 per share                      (62,814)    62,814

Purchase of treasury
   stock                      (35,649)                                        (748)

Sale of treasury stock            100                                            1

Change in shares held
   in trust for deferred
   compensation                                                                             105

Change in net unrealized
   gain on securities
   available for sale,
   net of tax                                                                                           (242)
                           ----------    ---------  ---------    --------  -------      -------       ------
Balance at
June 30, 1998              12,508,340    $     127  $  64,288    $  7,113  $(1,613)     $(1,336)      $1,057
                           ==========    =========  =========    ========  =======      =======       ======

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                           (000's, except share data)

                            Preferred                                                             Accumulated
                             Stock          COMMON STOCK        Additional                           Other
                             No Par        Shares      Par       Paid-in    Retained   Treasury  Comprehensive
                             Value      Outstanding   Value      Capital    Earnings    Stock        Income
                             -----      -----------   -----      -------    --------    -----        ------
Balance at
   January 1, 1997          $  3,250     6,183,036   $31,634     $10,783    $12,664    $  ( 895)    $  (570)

Net income                                                                    4,832

Cash dividends:
   Common
   ($0.09* per share)                                                        (1,115)
   Preferred                                                                    (34)

Common Stock Issued:
   Incentive stock
   options exercised
   ($1.43* to $2.45*
   per share)                                9,192        46         (18)
Purchase of treasury stock                  (5,000)                                        (105)

Sale of treasury stock                      16,250                   266                    104

Redemption of preferred
   stock                      (3,250)

Change in net
   unrealized gain on
   securities available for
   sale, net of tax                                                                                    (298)
                            --------     ---------   -------     -------    -------    --------        ----
Balance at
June 30, 1997               $     --     6,203,478   $31,680     $11,031    $16,347    $   (896)       (868)
                            ========     =========   =======     =======    =======    ========        ====

*Adjusted for two-for-one stock split in December 1997.

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

3.    Basis of Presentation

      In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998, operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows and changes in stockholders' equity for the six month periods ended June 30, 1998 and 1997. A summary of the Company's significant accounting policies is set forth in Note 2 to the consolidated financial statements included in the Company's 1997 Annual Report to Shareholders.

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

4.    Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 1998. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

      Actual results could differ materially from forward-looking statements.

      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; ability to achieve cost savings, acquisition charge estimates, and other assumptions related to the acquisition of Tappan Zee Financial, Inc.; achievement of compliance with the Year 2000 issues more fully discussed in Management's Discussions and Analysis of Financial Condition and Results of Operations; and the extent and timing of legislative and regulatory actions and reform.

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

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

      The following table sets forth the computation of Basic and Diluted earnings per share:

--------------------------------------------------------------------------------

                                                    (000's, except share data)
                                        Three Months Ended              Six Months Ended
                                       June 30,      June 30,        June 30,     June 30,
                                         1998          1997            1998         1997
                                         ----          ----            ----         ----
Numerator:
   Net income                        $     4,952   $     2,500    $     7,903   $     4,832
   Less preferred stock dividends             --            --             --            34
                                     -----------   -----------    -----------   -----------
Numerator for Basic and Diluted
   earnings per share - net income
   available to common stockholders  $     4,952   $     2,500    $     7,903   $     4,798
                                     -----------   -----------    -----------   -----------
Denominator:
   Denominator for Basic earnings
      per share - weighted
      average shares                  12,467,786    12,396,382     12,456,024    12,385,556
   Effects of dilutive securities:
      Director and employee
      stock options                    1,229,868     1,096,968      1,241,399     1,017,990
                                     -----------   -----------    -----------   -----------
   Denominator for Diluted earnings
      per share - adjusted weighted
      average shares                  13,697,654    13,493,350     13,697,423    13,403,546
                                     ===========   ===========    ===========   ===========
Basic earnings per share             $      0.40   $      0.20*   $      0.63   $      0.39*
Diluted earnings per share           $      0.36   $      0.19*   $      0.58   $      0.36*
                                     ===========   ===========    ===========   ===========

* Adjusted for two-for-one stock split in December 1997.

6.    Reporting Comprehensive Income

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as are the financial statements, except for interim financial reporting periods where disclosure is made in the notes to consolidated financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

      The following table details the Company's comprehensive income for the three and six months ended June 30, 1998 and 1997:

--------------------------------------------------------------------------------

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
Description                       1998       1997       1998       1997
-----------                       ----       ----       ----       ----
                                                 (000's)

Net Income                      $ 4,952    $ 2,500    $ 7,903    $ 4,832
Other comprehensive income,
   net of tax:
   Unrealized holding gains
   (losses) on securities
   available for sale arising
   during the periods               716      1,087        297       (144)

Reclassification adjustment,
   net of tax, for net gains
   realized in the periods
   that were held at the
   beginning of the periods        (308)      (167)      (539)      (154)
                                -------    -------    -------    -------
Net gain (loss) recognized in
   other comprehensive income       408        920       (242)      (298)
                                -------    -------    -------    -------
Comprehensive Income            $ 5,360    $ 3,420    $ 7,661    $ 4,534
                                =======    =======    =======    =======

      These unrealized holding gains (losses), net of tax benefit, represent an increase (decrease) in unrealized appreciation of available for sale securities, net of tax, during the periods reported. The cumulative balance of this unrealized gain, net of tax, at June 30, 1998 is $1,057,000.

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

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

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

8.    Loans

      Nonaccrual loans were $3.9 million at June 30, 1998 and $5.8 million at December 31, 1997. Restructured loans were $0.5 million and $0.6 million at June 30, 1998 and December 31, 1997, respectively.

      Substantially, all of the nonaccruing loans are collateralized by real estate, except for certain loans made by the Bank to Bennett Funding Group ("Bennett"), which are collateralized by cash and lease receivables. At June 30, 1998, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

      At June 30, 1998, there are loans aggregating approximately $0.5 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

      At June 30, 1998 and December 31, 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 "Accounting for Impairment of a Loan" approximated $3.2 million and $4.6 million at June 30, 1998 and December 31, 1997, respectively ($2.8 million and $4.2 million at June 30, 1998 and December 31, 1997, respectively, which were in nonaccrual status). Included in these loan balances are loans to Bennett. Each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses related to impaired loans was $1.1 million and $1.8 million as of June 30, 1998 and December 31, 1997, respectively. The average recorded investment in impaired loans for the six months ended June 30, 1998 and year ended December 31, 1997 was approximately $3.9 million and $6.2 million, respectively. For the three and six months ended June 30, 1998 and year ended December 31, 1997, interest income recognized by the Company on impaired loans was not material.

      Restructured loans in the amounts of $0.4 million at both June 30, 1998 and December 31, 1997, respectively, that are considered to be impaired due to a reduction in the contractual interest rate are on accrual status because the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans and not

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

      yet collected as of June 30, 1998 is immaterial.

      The Bank has approximately $2.0 million of outstanding loans, collateralized by cash and lease receivables, to Bennett, a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling by the Bankruptcy Court with jurisdiction over Bennett, the Bank collected an initial payment of $1.3 million, reducing the original balance of $3.3 million to $2.0 million. Substantial additional collections are anticipated. The ruling by the Bankruptcy Court is subject to appeal by the Trustee. The Bank has not yet determined the extent of losses that will be sustained on these loans, if any. Based upon Bennett's filing, the loans have been placed on nonaccrual status and a specific reserve included in the allowance for loan losses of $1.0 million has been established in accordance with SFAS No. 114 as of June 30, 1998.

9.    Securities

      In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Bank's investment policy includes a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale and carried at fair value. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the Consolidated Statements of Condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are shown as a separate component of stockholders' equity.

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

      At June 30, 1998, the effect of SFAS No. 115 resulted in an increase of securities available for sale of $1,831,000, representing the net unrealized gain, which, after the applicable tax effect, resulted in an increase to stockholders' equity of $1,057,000. At December 31, 1997, the effect of SFAS No. 115 resulted in an increase of securities available for sale of $2,250,000, which, after the applicable tax effect, resulted in an increase to stockholders' equity of $1,299,000.

      A summary of the amortized cost and estimated fair value of securities and related gross unrealized gains and losses at June 30, 1998 and December 31, 1997, follows:

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

--------------------------------------------------------------------------------

                                                       (000's)
                                                  Gross      Gross     Estimated
                                      Amortized Unrealized Unrealized    Fair
                                        Cost      Gains      Losses      Value
June 30, 1998:                        ========= ========== ==========  =========
Available for Sale:
U.S. Treasury and
   government agencies                $ 78,993   $    873   $      9   $ 79,857
Mortgage-backed securities             251,258      1,253        341    252,170
Obligations of states and
   political subdivisions                1,166         55         --      1,221
Other                                      114         --         --        114
                                      --------   --------   --------   --------
Total securities available for sale   $331,531   $  2,181   $    350   $333,362
                                      ========   ========   ========   ========
Held to Maturity:
Mortgage-backed securities            $  9,784   $    281   $     --   $ 10,065
Obligations of states and
   political subdivisions               57,698      2,552         --     60,250
                                      --------   --------   --------   --------
Total securities held to maturity     $ 67,482   $  2,833   $     --   $ 70,315
                                      ========   ========   ========   ========

                                                       (000's)
                                                  Gross      Gross     Estimated
                                      Amortized Unrealized Unrealized    Fair
                                        Cost      Gains      Losses     Value
December 31, 1997:                    ========= ========== ==========  =========
Available for Sale:
U.S. Treasury and
   government agencies                $117,495   $  1,067   $     43   $118,519
Mortgage-backed securities             122,698      1,223         58    123,863
Obligations of states and
   political subdivisions                1,166         61         --      1,227
Other                                      114         --         --        114
                                      --------   --------   --------   --------
Total securities available for sale   $241,473   $  2,351   $    101   $243,723
                                      ========   ========   ========   ========
Held to Maturity:
U.S. Treasury and
   government agencies                $ 44,988   $     --   $    236   $ 44,752
Mortgage-backed securities              29,791        212        142     29,861
Obligations of states and
   political subdivisions               62,398      2,860         --     65,258
                                      --------   --------   --------   --------
Total securities held to maturity     $137,177   $  3,072   $    378   $139,871
                                      ========   ========   ========   ========

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

10.   Borrowings and Stockholders' Equity

      The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

      Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50.0 million from two primary investment firms under master security sale and repurchase agreements. In addition, the Bank also has the ability to borrow under similar master security sale and repurchase agreements from the FHLB and, to a lesser extent, its customers. At June 30, 1998 and December 31, 1997, the Bank had $22.0 million and $34.9 million, respectively, of such short-term borrowings outstanding with terms between 30 and 365 days, at interest rates between 5.60 percent and 6.00 percent. At June 30, 1998 and December 31, 1997, the borrowings were collateralized by securities with an aggregate amortized cost of $22.8 million and $35.5 million and estimated fair value of $22.7 million and $35.6 million, respectively.

      Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with four financial institutions totaling $28.0 million. At June 30, 1998 and December 31, 1997, the Bank had no federal funds purchased balances outstanding.

      Short-term FHLB advances are borrowings with original maturities of between one and 365 days. At June 30, 1998 and December 31, 1997, the Bank had short-term FHLB advances of $1.0 million and $35.0 million outstanding, respectively, at interest rates ranging from 5.63 percent to
      6.13 percent.

      Additional information with respect to short-term borrowings for the six months ended June 30, 1998 and 1997 is presented in the table below.

      --------------------------------------------------------------------------
                                                 (000's, except percentages)
      Short-Term Borrowings                       1998               1997
      --------------------------------------------------------------------------
      Balance at June 30                       $   23,000       $   71,459
      Average balance outstanding                  17,698           45,464
      Weighted-average interest rate*
           As of June 30                             5.64%            5.67%
           Paid during period                        5.92%            5.73%
      ==========================================================================
      *The weighted-average interest rates have been adjusted to reflect the effect of an interest rate swap used to convert a variable rate borrowing to a fixed rate.

      At June 30, 1998 and December 31, 1997, long-term FHLB advances totaled $18.6 million and $24.2 million, respectively. At June 30, 1998, long-term FHLB advances aggregating $14.0 million are single principal payments and are not repayable prior to maturity without penalty. Long-term FHLB advances aggregating $4.6 million are amortizing advances having scheduled payments, but may not be repaid in full prior to maturity without penalty.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

      The Bank also has long-term borrowings of $59.8 million and $39.7 million in securities sold under agreements to repurchase as of June 30, 1998 and December 31, 1997, respectively. At June 30, 1998, these borrowings include $9.8 million having an original term of three years at an interest rate of 6.08 percent, and $50.0 million having original terms of between five and ten years at interest rates between 5.28 percent and 5.67 percent that are callable on certain dates after an initial noncall period at the option of the counter party to the repurchase agreement. The borrowings are collateralized by securities with an aggregate amortized cost of $62.0 million and estimated fair value of $63.0 million.

      At June 30, 1998 and December 31, 1997, the Bank owns 13,723,422 shares of capital stock in the FHLB with a carrying value of $13.7 million, which is required in order to borrow under the short and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock purchased and certain other assets of the Bank.

      The following table is a summary of long-term debt, all of which was fixed rate, distributed based upon remaining contractual maturity at June 30, 1998, with a comparative total for December 31, 1997:

--------------------------------------------------------------------------------
                                          (000's, except percentages)
                                         After 1
                               Within   But Within   After     1998      1997
                               1 Year    5 Years    5 Years    Total     Total
--------------------------------------------------------------------------------
Total long-term debt           $ 9,000   $29,362   $ 40,000   $78,362   $63,940
Weighted-average interest rate    6.31%     5.84%      5.64%     5.79%     5.92%
--------------------------------------------------------------------------------

      The dividend rate on the Company's Series "A" preferred stock issued to a single investor was determined quarterly and was subject to certain minimum and maximum per annum dividend rates as specified in the agreement. For the six month period ended June 30, 1997, the weighted average dividend rate was 8.4 percent (the minimum rate). Basic and diluted earnings per share reflect the preferred stock dividend declared and accrued totaling $34,000 for the six month period ended June 30, 1997. The Company redeemed the remaining outstanding amount of preferred stock of $3,250,000 on February 14, 1997.

      The Company issued a two-for-one stock split in the form of a 100% stock dividend on December 24, 1997. The weighted average shares outstanding and per share amounts for the three and six months ended June 30, 1997 have been adjusted to reflect the stock dividend distributed in 1997.

      At the Company's annual meeting of shareholders held on May 20, 1998, an amendment to the Company's Certificate of Incorporation was approved by the shareholders of the Company. This amendment increased the authorized number of shares of Common Stock from

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

      20,000,000 to 30,000,000, and reduced the par value of the Common Stock from $5.00 per share to $0.01 per share.

      The Company and the Bank's ability to pay cash dividends in the future are restricted by various regulatory requirements. The Company's ability to pay cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At June 30, 1998, the Bank could pay dividends to the Company of $24.7 million without having to obtain prior regulatory approval.

11.   Commitments and Contingencies

      At June 30, 1998, the Company and Bank are committed under an employment agreement (as amended by action of the Company's and Bank's Boards of Directors on February 18, 1998), with a key officer, director and shareholder requiring annual salary and other payments of $530,000, increasing annually by $30,000 during the term of the contract, annual bonus payments equal to 6 percent of net income of the Company under the executive compensation plan, annual stock option grants of 96,800 shares issued at fair value (110 percent of fair value for incentive stock options if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant), and other benefits for the term of the contract expiring July 1, 1999.

      In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying consolidated financial statements. At June 30, 1998, formal credit line and loan commitments which are primarily loans collateralized by real estate and credit card lines approximated $189.6 million and outstanding letters of credit totaled $22.3 million. Such amounts represent the maximum risk of loss on these commitments.

      In connection with its asset and liability management program, the Bank entered into a protected rate agreement ("cap") which has a remaining aggregate notional amount of $2.5 million at June 30, 1998. The premium paid in the amount of $85,000 is deferred and is being amortized over the five year life of the cap which expires in 1999. Under the terms of the cap, the Bank will be reimbursed for increases in one-month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875 percent. Interest rate cap agreements allow the Bank to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments on floating rate mortgage-backed securities that have maximum lifetime interest rate caps. The Bank has also entered into an interest rate swap contract which effectively adjusts the short-term interest rate on certain fundings to a long-term fixed interest rate. Under the terms of the contract, the Bank is required to pay a fixed interest rate payment equal to 6.16 percent on a notional amount of $10.0 million, and receive a payment equal to three-month LIBOR. The agreement expires on October 2, 1998. This agreement is subject to the counter party's ability to perform in accordance with the terms of the agreement. The Bank's risk of loss on the interest rate cap is equal to the unamortized premium paid to enter into this agreement, while the risk of loss on the interest rate swap is the fair value amount to be paid to terminate the contract, which was $22,000 (liability) at June 30, 1998.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

      The Bank enters into forward commitments to sell residential first mortgage loans to reduce market risk associated with originating and holding loans for sale. A risk associated with these commitments arises from the Bank's potential inability to generate loans to fulfill the contracts. To control the risk associated with changes in interest rates, the Bank may also use options to hedge loans closed and expected to close. No such contracts were outstanding at June 30, 1998.

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

      Under the terms of the agreement, each Tappan Zee shareholder will receive Company common stock that is anticipated to have a value of $22.00 per share for each Tappan Zee share. The exchange ratio will be finalized after all regulatory approvals are received. The minimum exchange ratio will be .88 Company shares for each Tappan Zee share if the Company's common stock has a value of $25.00 per share or higher, and, subject to the exception below, the maximum exchange ratio will be 1.24 Company shares for each Tappan Zee share if the Company's common stock has a value of $17.75 or lower. If the Company's common stock has a value of between $17.75 and $25.00 per share, the exchange ratio will be established to provide a value to Tappan Zee shareholders of $22.00 per share. If the Company's common stock falls below $15.00 per share, Tappan Zee will have the right to terminate the transaction subject to the Company's right to adjust the exchange ratio so as to assure that Tappan Zee shareholders receive a value of $18.60 per Tappan Zee share. Based on the Company's closing price per common share on March 6, 1998 and June 30, 1998 of $22.25 and $19.75 per share, each Tappan Zee share would be exchanged for
      0.99 and 1.11 shares, respectively, of Company common stock. The total value of the transaction is approximately $33.8 million, which represents
      1.51 times Tappan Zee's book value as of December 31, 1997.

      As of June 30, 1998, Tappan Zee has approximately $140 million in assets and operates a single banking facility in the Village of Tarrytown, Westchester County, New York. Had the business combination occurred as of June 30, 1998, the Company would have had approximately $1.240 billion in assets. After an acquisition charge of approximately $3 million to $3.5 million (net of tax) in 1998, the transaction is expected to be accretive to earnings per share in 1999.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont'd)

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

13.   Dissolution of U.S.B. Realty Corp.

      On April 16, 1998, the Company announced that it intended to dissolve its Real Estate Investment Trust subsidiary, U.S.B. Realty Corp. ("Realty Corp"), in a tax free liquidation. A proxy statement was mailed to the common and junior preferred shareholders of Realty Corp., and a special meeting was held on April 29th, at which time the shareholders of Realty Corp. approved the proposal. The Company believes that dissolution of Realty Corp. will make Realty Corp. assets available for collateralization of Bank borrowings and will result in a reduction of the cost of administration.

      Dissolution of Realty Corp., subject to a number of conditions and factors, will have a significant positive impact on the Company's 1998 tax provision, but may increase the effective tax rate slightly in future years. For the three and six month periods ended June 30, 1998, net income includes a reduction of tax expense, net of associated expenses, of $2.0 million resulting from liquidating distributions of earnings from Realty Corp.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION

At June 30, 1998 the Company had total assets of $1,100.8 million, an increase of $77.4 million from December 31, 1997.

Total deposits increased $103.0 million for the six month period ended June 30, 1998 to $900.8 million, which represents a 12.9 percent increase from December 31, 1997. Time deposits increased $43.0 million accounting for the greatest component of deposit increases. Retail time deposits under $100,000 increased by $5.4 million due primarily to time deposit promotions, and other time deposits over $100,000 decreased by $0.8 million during the six month period ended June 30, 1998. Time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, increased by $38.8 million as part of the Bank's overall leveraging strategy. IRA and Keogh time deposit accounts decreased by $0.4 million due to significant competition for this product. Savings deposits increased by $31.9 million, as the Company's "Golden Statement" and "Liquid Gold" accounts, which provide attractive yields for high balance accounts, continued to attract additional deposits. NOW accounts and demand deposits increased by $8.2 million and $21.1 million, respectively. Money market deposits decreased by $1.3 million, as customers generally switched money market account balances to higher yielding deposit products.

The securities portfolio, including investment in FHLB stock, of $414.6 million and $394.6 million at June 30, 1998 and December 31, 1997, respectively, consists of securities held to maturity at amortized cost of $67.5 million and $137.2 million, securities available for sale at estimated fair value totaling $333.4 million and $243.7 million, respectively, and FHLB stock of $13.7 million in each period.

During the six months ended June 30, 1998, U.S. Treasury and government agency obligations decreased $83.7 million due primarily to sales and redemptions of securities totaling $104.5 million and a net decrease in the market value of available for sale securities of $0.2 million, partially offset by purchases of $1.0 million in U.S. Treasury Notes and $20.0 million in callable bonds. Mortgage-backed securities increased by $108.3 million primarily due to purchases of $187.2 million, which were offset by a net decrease in the market value of available for sale securities of $0.3 million, sales and redemptions totaling $63.0 million and principal amortizations of $15.4 million. Mortgage-backed security purchases are fixed-rate securities having expected weighted-average lives of less than ten years at the time of purchase. The mortgage-backed securities sold have low yields or expectations to prepay in the near-term and were also sold to take advantage of favorable market conditions. The Company's investment in obligations of states and political subdivisions, or municipal securities, decreased by $4.7 million principally due to maturities of $5.5 million that were offset by purchases of $0.9 million during the first six months of 1998. Municipal securities are considered core investments which are high yielding on a tax equivalent basis and have diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yield of such securities to other securities of comparable credit risk and maturity. The Company currently has no outstanding holdings in corporate bonds. Medium-term corporate debt securities which are rated investment grade by nationally recognized credit rating organizations will continue to be evaluated for investment in the future.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

FINANCIAL CONDITION (Cont'd)

The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities and through the averaging of investments in medium-term maturities.

At June 30, 1998, loans were $614.8 million, a net increase of $51.5 million or
9.1 percent over December 31, 1997. The primary increases of outstanding loan balances were $6.4 million in time secured loans, $19.4 million in land acquisition and construction loans, $8.3 million in commercial mortgages, $7.5 million in commercial installment loans, and $13.0 million in residential mortgages, offset by a net reduction of $3.1 million in all other loan categories. The Bank had approximately $189.6 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Bank has approximately $2.0 million of loans, collateralized by cash and lease receivables, to Bennett Funding Group ("Bennett"), a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of these loans continue to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling by the Bankruptcy Court with jurisdiction over Bennett, the Bank collected an initial payment of $1.3 million, reducing the original balance of $3.3 million to $2.0 million. Substantial additional collections are anticipated. The Bank has not yet determined the extent of losses that will be sustained on these loans, if any. However, based upon Bennett's filing, the loans have been placed on nonaccrual status. Including the Bennett loans, the Bank's nonaccrual loans and other real estate owned were approximately 0.5 percent of total assets at June 30, 1998.

The Bank's allowance for loan losses increased $0.5 million or 7.1 percent to $8.1 million at June 30, 1998, from $7.6 million at December 31, 1997. The allowance for loan losses represents 1.32 percent of gross loans outstanding at June 30, 1998, compared to 1.34 percent at December 31, 1997. The allowance reflects a provision of $600,000 and net charge-offs of $66,000 recorded thus far in 1998. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Bank's loan portfolio. In management's judgment, the allowance is considered adequate to absorb potential losses inherent in the loan portfolio.

During the six months ended June 30, 1998, the Bank decreased the amount of outstanding short- and long-term advances with the Federal Home Loan Bank of New York by $39.6 million, while borrowings under repurchase agreements increased by $7.1 million. Overall, borrowings decreased, as such funding was replaced by retail deposits and municipal deposits on a bid basis at a lower cost. As noted above, municipal time deposits increased $38.8 million.

Stockholders' equity increased to $69.6 million at June 30, 1998 from the December 31, 1997 balance of $62.6 million. The increase primarily results from net income of $7.9 million for the six month period ended June 30, 1998, stock options exercised ($0.8 million), a tax benefit from exercise of non qualified of stock options of $0.6 million, and a decrease in shares held in trust for

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

FINANCIAL CONDITION (Cont'd)

deferred compensation of $0.1 million, partially offset by a decrease in the net unrealized gain on securities available for sale, net of tax, of $0.2 million, and dividends paid of $1.4 million. During the first six months of 1998, the Company also purchased 35,649 shares of treasury stock at market value for $748,000, in connection with the exercise of stock options.

The Company's leverage ratio at June 30, 1998 was 8.34 percent, compared to 8.26 percent at December 31, 1997. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 12.71 percent and 13.87 percent at June 30, 1998 and 12.63 percent and 13.80 percent at December 31, 1997, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at June 30, 1998 and December 31, 1997.

RESULTS OF OPERATIONS

Earnings

Net income for the three and six month periods ended June 30, 1998 increased $2.5 million or 98.1 percent to $4,952,000 and $3.1 million or 63.6 percent to $7,903,000, respectively, compared to the same periods in 1997. Basic earning per share increased to $0.40 and $0.63 from $0.20 and $0.39 in the same periods in 1997, respectively. Diluted earnings per share increased to $0.36 and $0.58 from $0.19 and $0.36 in the same period in 1997, respectively. The annualized return on average total assets was 1.87 and 1.52 percent for the three and six month periods ended June 30, 1998, compared to 1.07 and 1.09 percent for the three and six month periods ended June 30, 1997. The annualized return on average common equity was 29.69 and 24.19 percent for the three and six months ended June 30, 1998, compared to 17.94 and 17.54 percent, respectively, for the comparative period in 1997. The overall increase in earnings in the 1998 periods primarily reflects a reduction in tax expense as a result of the liquidation of U.S.B. Realty Corp., net of associated expenses, of $2.0 million, as well as higher net interest income resulting from increased volume and effective leveraging of the balance sheet, higher security gains, and a lower provision for loan losses, offset by higher non-interest expenses to support increased business and lower service charges and fees and other income. A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and six month periods ended June 30, 1998, net interest income increased 13.2 percent to $9.4 million from $8.3 million, and 12.9 percent to $18.5 million from $16.3 million, respectively, compared to the year earlier periods. Net interest income increased in the current year period due to volume increases of average earning assets, partially offset by a decrease in the net interest spread. For the three and six months ended June 30, 1998, the interest spread (yield on earning assets less cost of interest-bearing funds) was 3.00 and 3.03 percent compared to 3.24 and 3.33 percent in the same period of 1997, respectively.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

FINANCIAL CONDITION (Cont'd)

Yields on interest earning assets decreased during the three and six month periods ended June 30, 1998, while the cost of funds increased compared to the same periods in 1997, resulting in the negative impact on the net interest spread. The decrease in asset yields is partially as a result of lower yields available on security investments and redemptions of callable agency and other securities at higher yields, as well as declining yields on loans due to increased competition and a general decline in intermediate-term interest rates. The cost of funds increased due to the leverage strategy discussed below and growth of deposits in higher rate instruments, while costs of deposit products generally remained stable due to the flat yield curve. The decrease in the spread is affected by the Company's leverage strategy of purchasing government securities funded by borrowings and/or municipal deposits at tighter spreads. Although leverage strategies result in decreasing interest spreads, they have the effect of increasing net interest income while managing interest rate risk.

Provision for Loan Losses

The provision for loan losses decreased $530,000 to $300,000 and $860,000 to $600,000 for the three and six month periods ended June 30, 1998, respectively, compared to the same period in 1997. Net charge-offs in the three and six month periods ended June 30, 1998 totaled $25,000 and $66,000, respectively, compared to net charge-offs of $150,000 and $257,000 for the three and six month periods ended June 30, 1997. The net charge-offs in all periods primarily relate to credit card loans. Nonaccrual loans were $3.9 million and $7.1 million, respectively, at June 30, 1998 and 1997, compared to $5.8 million at December 31, 1997. The Bank has approximately $2.0 million of loans, collateralized by cash and lease receivables, to Bennett, a lease finance company, which filed for bankruptcy during the first quarter of 1996. The Bank does not yet know the extent of losses that will be sustained on these loans, if any. However, based upon Bennett's filing, the loans were placed on nonaccrual status in March 1996. During the quarter ended June 30, 1998, the Company collected $1.3 million of amounts due from Bennett (see notes to Consolidated Financial Statements (Unaudited)). It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on an ongoing basis as an integral part of the loan function, which includes the identification of past due loans, the recognition of the current economic environment and the review of the historical loan experience. Management has taken a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio and believes that the allowance for loan losses at June 30, 1998 reflects the risk elements inherent in the total loan portfolio at this time. The changes in the provision charged to income and the allowance for loan losses reflects such uncertainties on an increasing loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

Non-Interest Income

Non-interest income for the three and six months ended June 30, 1998 increased by $49,000 to $1,570,000 and $383,000 to $2,762,000, respectively, compared to the same periods of 1997. The increases are primarily related to higher net gains on securities transactions ($179,000 and $500,000, respectively), offset by decreases in service charges and fees ($4,000 and $31,000, respectively), and lower other income ($124,000 and $77,000, respectively). Other income consists of ATM fees, credit card fees, loan servicing income, letter of credit fees, loan prepayments, wire transfer fees, safe deposit, and other fees.

Non-Interest Expenses

Non-interest expenses increased $1,106,000 to $6,530,000 and $1,916,000 to $12,239,000 for the three and six month periods ended June 30, 1998, respectively, from the comparable periods in 1997. The primary reason for this increase results from an increase in the cost of salaries and other operating costs to support the growth of the Bank and expenses of $413,000 associated with the liquidation of U.S.B. Realty Corp. The following discusses each component of non-interest expense.

Salaries and benefits, the largest component of non-interest expense, increased by $838,000, or 30.0 percent and $1,295,000 or 23.7 percent during the three and six month periods ended June 30, 1998 compared to the previous year periods. The increases occurred due to additional personnel employed by the Bank to accommodate the increases in deposits and loans and their related services, increases in business development efforts, and annual merit increases. In addition, employee benefits increased because of higher incentive compensation programs which are based upon the Company's net income and overall financial performance (approximately $225,000 which is attributable to the liquidation of U.S.B. Realty Corp.), higher payroll taxes during 1998 due to the higher salary base and increases in the cost of other employee benefit programs such as medical coverage, tuition reimbursement, and training.

The changes in the other components of non-interest expenses for the three and six month periods ended June 30, 1998 compared to June 30, 1997, were due to the following:

o     Increase of $157,000 (16.2%) and $328,000 (17.2%), respectively, in occupancy and equipment expense. This increase is due principally to higher maintenance expenses relating to the Bank's branch and computer related equipment due to increased business volume, and additional rental and depreciation expense associated with two new branch openings, as well as additional space for corporate and administrative offices.

o     Increase of $79,000 (29.7%) and $166,000 (36.4%), respectively, in advertising and business development. The increase reflects increased emphasis on marketing, and the introduction of the Bank's new ad campaign, "Do business with us, do better with us," as well as advertising expense for the new branches and other business development efforts.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

o     Increase of $91,000 (27.3%) and $19,000 (2.8%), respectively, in professional fees. The increase relates to professional fees of $166,000 associated with the liquidation of U.S.B. Realty Corp. for both periods, while professional fees primarily associated with loan collections, foreclosures and other litigation decreased.

o Increase of $17,000 (9.7%) and $25,000 (6.8%), respectively, in communications is due to an increase in postage expenses that arose as a result of higher volume related to the growth in business.

o     Increase of $48,000 (41.0%) and $91,000 (38.7%), respectively, in stationery and printing. The increase occurred due to printing costs and supplies necessitated by increased loan and deposit volume and the opening of the Suffern and New Rochelle branches.

o Increase of $3,000 and $7,000, respectively, in FDIC insurance premiums results from higher deposit balances.

o Decrease of $127,000 (17.0%) and $15,000 (1.3%), respectively, in other expenses, primarily results from lower foreclosure related expenses and branch charge-offs.

Income Taxes

The effective tax rates for the three and six month periods ended June 30, 1998 and 1997 were (18.7) and 5.7 percent, and 30.5 and 30.4 percent, respectively. The decrease in the overall effective tax rate in 1998 primarily reflects the tax benefit associated with the liquidation of U.S.B. Realty Corp.

Year 2000 Issue

The Company continues to monitor the Year 2000 issue. As more fully described in the Company's 1997 Annual Report and Form 10-K, the Company has identified all systems that are Year 2000 compliant and received confirmation from software vendors of such compliance. The Company's major core system software vendor has certified that its software is Year 2000 compliant. For systems not yet compliant, software vendors are in the process of providing updates to ensure such systems are compliant. In addition, significant customers are being contacted to determine their progress toward Year 2000 compliance to evaluate the potential impact on the Company from their failure to remediate their Year 2000 issues.

The Company's Year 2000 Committee reports progress to the Company's and Bank's Board of Directors on a quarterly basis. The Company expects to have tested all significant Year 2000 sensitive systems by December 31, 1998. However, there can be no guarantee that the systems of other entities on which the Company's systems rely will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

U.S.B. HOLDING CO., INC.
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

The Company's Year 2000 project cost to date and estimates to complete are not expected to be significant. Such costs are being expensed as incurred. The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

The Company will continue to evaluate all issues with respect to the Year 2000 problem to minimize the impact on its operations and financial condition.

U.S.B. HOLDING CO., INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk at December 31, 1997 were previously reported in the Company's 1997 Annual Report and Form 10-K. There have been no material changes in the Company's market risk exposures at June 30, 1998 compared to December 31, 1997. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively. However, as disclosed in Notes to Consolidated Financial Statements (Unaudited), two interest rate contracts are in place to manage the Company's interest rate exposure. The Company has not entered into any new derivative financial instruments during the six months ended June 30, 1998.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at June 30, 1998 as compared to December 31, 1997. The changes in the composition of the Company's assets and liabilities for the six months ended June 30, 1998 as reported in the Management's Discussion and Analysis of Financial Condition and Results of Operations have not materially affected the Company's overall interest rate risk profile at June 30, 1998 as compared to December 31, 1997. The Company's "Static Gap" at June 30, 1998 has not changed materially from December 31, 1997. If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

                           PART II - OTHER INFORMATION

U.S.B. HOLDING CO., INC.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 20, 1998 for the purpose of considering and voting upon the following matters:

I. Election of two directors, Messrs. Herbert Peckman and Howard V. Ruderman, constituting Class I members of the Board of Directors, to a three-year term of office.

II. Amendment to the Certificate of Incorporation to increase the authorized number of shares of Common Stock, $5 par value per share, from 20,000,000 to 30,000,000, and to reduce the par value of the Common Stock to $0.01 per share.

III.  Approval of the 1998 Director Stock Option Plan.

IV. Any other business which may be properly brought before the meeting or any adjournment thereof.

The results of votes for each of the items described above were as follows:

                                   ITEM I                 ITEM II     ITEM III
                          --------------------------     ----------  ----------
                          H. Peckman   H.V. Ruderman
                          ----------   -------------
Votes:
------
     For                 10,680,305      10,717,305      10,071,203  10,528,284
     Against or Withheld    195,578         158,578         680,350     286,106
     Abstentions                 --              --         124,330      61,493
     Broker No Votes             --              --              --          --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits

Exhibit No.    Exhibit
-----------    -------

(3)(a) Amended and restated Certificate of Incorporation, as amended, of Registrant.*

(3)(b) Bylaws of Registrant (incorporated herein by reference from Registrant's Registration Statement on Form S-14 (file no. 2-79734), Exhibit 3(b)).

(4)(a) Junior Subordinated Indenture, dated February 5, 1997, between Registrant and The Chase Manhattan Bank, as trustee (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K"), Exhibit
               (4)(a)).

U.S.B. HOLDING CO., INC.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (Continued)

Exhibit No.    Exhibit
-----------    -------

(4)(b) Guarantee Agreement, dated February 5, 1997, by and between Registrant and The Chase Manhattan Bank, as trustee for the holders of 9.58% Capital Securities of Union State Capital Trust I (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (4)(b)).

(4)(c) Amended and Restated Declaration of Trust of Union State Capital Trust I (incorporated herein by reference to Registrant's 1996, 10-K, Exhibit (4)(c)).

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

(10)(f) Registrant's Director Stock Option Plan (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(f)).

(10)(g) Registrant's Key Employees' Supplemental Investment Plan, as amended July 1, 1997 (incorporated by reference to Registrant's Form 11-K for the year ended December 31, 1996).

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

U.S.B. HOLDING CO., INC.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (Continued)

Exhibit No.    Exhibit
-----------    -------

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

(10)(m) Registrant's 1998 Director Stock Option Plan (incorporated herein by reference from Registrant's Registration Statement on Form S-8 filed June 5, 1998. Exhibit (10)(d)).

(11)           Computation of earnings per share.*

(27)           Financial Data Schedule.

* Filed Herewith.

(B) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 13, 1998.

                            U.S.B. HOLDING CO., INC.


/s/ Thomas E. Hales                     /s/ Steven T. Sabatini
--------------------------------------  ----------------------------------
Thomas E. Hales                         Steven T. Sabatini
Chairman of the Board, President,       Senior Executive Vice President Finance,
Chief Executive Officer and Director    Chief Financial Officer and
                                        Assistant Secretary
                                        (Principal Financial and
                                         Accounting Officer)