Form 10-Q
period 1998-09-30
USB HOLDING CO INC
filed 1998-11-16
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended September 30, 1998 Commission File No. 1-12811

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

                                 YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                        OUTSTANDING AT NOVEMBER 4, 1998
            -----                        -------------------------------
     Common stock, par value
         $0.01 per share                           14,392,513

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS - (UNAUDITED)

            CONSOLIDATED STATEMENTS OF CONDITION AS OF
            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997                          1

            CONSOLIDATED STATEMENTS OF INCOME FOR THE
            THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                    2

            CONSOLIDATED STATEMENTS OF INCOME FOR THE
            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                     3

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                 4

            CONSOLIDATED STATEMENTS OF CHANGES IN
            STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
            ENDED SEPTEMBER 30, 1998 and 1997                                 6

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    28

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                                36

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                          37

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 37

ITEM 1.                  PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.                                               September 30,  December 31,
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)                          1998          1997
                                                                       ------------   -----------
                                                                      (000's, except share data)
ASSETS
Cash and due from banks                                               $    22,707    $    20,405
Federal funds sold                                                         33,496         32,000
                                                                      -----------    -----------
Cash and cash equivalents                                                  56,203         52,405
Interest bearing deposits in other banks                                    2,020          2,401
Securities:
    Available for sale (at estimated fair value)                          373,409        266,589
    Held to maturity (estimated fair value
      $70,034 in 1998 and $175,842 in 1997)                                66,610        172,708
Loans held for sale                                                            --            340
Loans, net of allowance for loan losses of
    $9,002 in 1998 and $8,260 in 1997                                     686,758        613,392
Premises and equipment, net                                                11,267         10,883
Accrued interest receivable                                                 8,141          8,034
Other real estate owned                                                       946          2,021
Federal Home Loan Bank of New York stock                                   15,202         14,666
Other assets                                                               15,487          9,304
                                                                      -----------    -----------
TOTAL ASSETS                                                          $ 1,236,043    $ 1,152,743
                                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                                         $   146,378    $   108,348
Interest bearing deposits:
    NOW accounts                                                           57,495         50,365
    Money market accounts                                                  42,083         44,813
    Savings deposits                                                      308,091        269,311
    Time deposits                                                         411,305        429,951
                                                                      -----------    -----------
Total deposits                                                            965,352        902,788
Accrued interest payable                                                    3,640          3,665
Accrued expenses and other liabilities                                     10,563          6,472
Securities sold under agreements to repurchase                            110,780         74,643
Federal Home Loan Bank of New York  advances                               29,931         59,160
                                                                      -----------    -----------
Total liabilities                                                       1,120,266      1,046,728
Corporation-Obligated mandatory redeemable capital
      securities of subsidiary trust                                       20,000         20,000
Minority interest-junior preferred stock of consolidated subsidiary           137            137
Commitments and contingencies (Note 16)
Stockholders' equity:
    Common stock, $0.01 par value in 1998 and $5.00 par value
    in 1997; authorized shares 30,000,000 in 1998, 20,000,000
    in 1997; issued shares of 14,556,184 in 1998 and
    14,213,313 in 1997                                                        146         71,067
    Additional paid-in capital                                             78,387          4,975
    Retained earnings                                                      16,327         10,619
    Treasury stock at cost, 163,671 shares
       in 1998 and 128,122 shares in 1997                                  (1,613)          (866)
    Common stock held by benefit plans                                     (1,008)        (1,305)
    Shares held in trust for deferred compensation                           (675)        (1,441)
    Deferred compensation obligation                                          675          1,441
    Accumulated other comprehensive income                                  3,401          1,388
                                                                      -----------    -----------
Total stockholders' equity                                                 95,640         85,878
                                                                      -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,236,043    $ 1,152,743
                                                                      ===========    ===========

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                         Three Months Ended
                                                                             September 30,
                                                                          1998           1997
                                                                      -----------    -----------
                                                                     (000's, except share data)
INTEREST INCOME:
Interest and fees on loans                                            $    14,786    $    13,412
Interest on federal funds sold                                                418            244
Interest and dividends on securities:
      Mortgage-backed securities                                            5,377          3,315
      U.S. Treasury and government agencies                                 1,392          2,772
      Obligations of states and political subdivisions                        767            833
      Corporate and other                                                      20             27
Dividends on Federal Home Loan Bank of New York stock                         275            178
                                                                      -----------    -----------
Total interest income                                                      23,035         20,781
                                                                      -----------    -----------

INTEREST EXPENSE:
Interest on deposits                                                        9,655          9,137
Interest on borrowings                                                      1,909          1,466
Interest on Corporation - Obligated mandatory redeemable
      capital securities of subsidiary trust                                  488            499
                                                                      -----------    -----------
Total interest expense                                                     12,052         11,102
                                                                      -----------    -----------

NET INTEREST INCOME                                                        10,983          9,679
Provision for loan losses                                                     311            521
                                                                      -----------    -----------
Net interest income after provision for loan losses                        10,672          9,158
                                                                      -----------    -----------

NON-INTEREST INCOME:
Gain on securities transactions - net                                          31            268
Gain on loans held for sale - net                                              --              8
Service charges and fees                                                      684            584
Other income                                                                  445            339
                                                                      -----------    -----------
Total non-interest income                                                   1,160          1,199
                                                                      -----------    -----------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                              3,898          3,314
Occupancy and equipment expense                                             1,276          1,054
Advertising and business development                                          343            286
Professional fees                                                             351            412
Communications                                                                194            179
Stationery and printing                                                       144            108
FDIC insurance                                                                 42             38
Other expenses                                                                682            762
Merger related expenses                                                     4,190             --
                                                                      -----------    -----------
Total non-interest expense                                                 11,120          6,153
                                                                      -----------    -----------
Income before income taxes                                                    712          4,204
Provision for income taxes                                                    702          1,258
                                                                      -----------    -----------
NET INCOME                                                            $        10    $     2,946
                                                                      ===========    ===========
BASIC EARNINGS PER SHARE                                              $        --    $      0.21*
                                                                      ===========    ===========
DILUTED EARNINGS PER SHARE                                            $        --    $      0.19*
                                                                      ===========    ===========

* Adjusted for two-for-one stock split in December 1997.

See notes to consolidated financial statements.

4

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                          1998           1997
                                                                      -----------    -----------
                                                                       (000's, except share data)
INTEREST INCOME:
Interest and fees on loans                                            $    43,399    $    38,968
Interest on federal funds sold                                              1,074            869
Interest and dividends on securities:
      Mortgage-backed securities                                           14,322          8,772
      U.S. Treasury and government agencies                                 5,329          7,426
      Obligations of states and political subdivisions                      2,390          2,430
      Corporate and other                                                      74             92
Dividends on Federal Home Loan Bank of New York stock                         813            375
                                                                      -----------    -----------
Total interest income                                                      67,401         58,932
                                                                      -----------    -----------

INTEREST EXPENSE:
Interest on deposits                                                       29,249         25,702
Interest on borrowings                                                      4,805          3,656
Interest on Corporation - Obligated mandatory redeemable
      capital securities of subsidiary trust                                1,464          1,275
                                                                      -----------    -----------
Total interest expense                                                     35,518         30,633
                                                                      -----------    -----------

NET INTEREST INCOME                                                        31,883         28,299
Provision for loan losses                                                     931          2,002
                                                                      -----------    -----------
Net interest income after provision for loan losses                        30,952         26,297
                                                                      -----------    -----------

NON-INTEREST INCOME:
Gain on securities transactions - net                                       1,091            795
Gain on loans held for sale - net                                              --             17
Service charges and fees                                                    2,014          2,030
Other income                                                                  950            842
                                                                      -----------    -----------
Total non-interest income                                                   4,055          3,684
                                                                      -----------    -----------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                             11,552          9,600
Occupancy and equipment expense                                             3,602          3,059
Advertising and business development                                          998            777
Professional fees                                                           1,200          1,272
Communications                                                                601            561
Stationery and printing                                                       480            375
FDIC insurance                                                                124            112
Other expenses                                                              2,093          2,200
Merger related expenses                                                     4,190             --
                                                                      -----------    -----------
Total non-interest expense                                                 24,840         17,956
                                                                      -----------    -----------
Income before income taxes                                                 10,167         12,025
Provision for income taxes                                                  1,618          3,738
                                                                      -----------    -----------
NET INCOME                                                            $     8,549    $     8,287
                                                                      ===========    ===========

BASIC EARNINGS PER SHARE                                              $      0.61    $      0.59*
                                                                      ===========    ===========

DILUTED EARNINGS PER SHARE                                            $      0.57    $      0.55*
                                                                      ===========    ===========

* Adjusted for two-for-one stock split in December 1997.

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                          Nine Month Ended
                                                                             September 30,
                                                                          1998          1997
                                                                      -----------    -----------
OPERATING ACTIVITIES                                                           (000's)
Net income                                                            $     8,549    $     8,287
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision for loan losses                                                  921          2,002
   Depreciation and amortization                                            1,299          1,153
   Amortization/accretion of premiums (discounts)
    on securities - net                                                       481            208
   Merger expenses not yet paid                                             1,191             --
   Deferred income taxes                                                   (1,009)        (1,008)
   Gain on securities transactions - net                                   (1,035)          (795)
   Gain on loans held for sale - net                                           --            (17)
   Tappan Zee fiscal year conversion                                         (334)            --
Origination of loans held for sale                                             --           (914)
Proceeds from sales of loans held for sale                                     --          1,040
Increase in accrued interest receivable                                      (107)        (2,936)
Net increase in income taxes receivable                                    (1,972)          (155)
Other - net                                                                (1,355)          (202)
                                                                      -----------    -----------
Net cash provided by operating activities                                   6,629          6,663
                                                                      -----------    -----------

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                       78,828         88,617
Proceeds from principal paydowns, redemptions and maturities
 of securities available for sale                                          79,948         29,806
Proceeds from principal paydowns,  redemptions and maturities
 of securities held to maturity                                            76,742          8,056
Purchases of securities available for sale                               (221,063)      (167,791)
Purchases of securities held to maturity                                  (11,211)       (61,650)
Net decrease in interest bearing deposits in other banks                      381             51
Loans originated, net of principal collections                            (73,947)       (47,321)
Purchases of premises and equipment - net                                  (1,675)        (1,007)
Proceeds from sales of other real estate owned                              1,059          1,514
Purchase of Federal Home Loan Bank of New York stock                         (536)        (5,816)
                                                                      -----------    -----------
Net cash used for investing activities                                    (71,474)      (155,541)
                                                                      -----------    -----------

FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
 NOW, money market and savings accounts                                    81,210         37,796
(Decrease) increase in time deposits, net                                 (18,646)        82,936
Net (decrease) increase in securities sold under
 agreements to repurchase -  short-term                                   (33,863)        19,852
Net (decrease) increase in Federal Home Loan Bank of New York
 advances - short-term                                                    (35,000)         5,000
Proceeds from securities sold under agreements to
 repurchase - long-term                                                    70,000          9,780
Proceeds from Federal Home Loan Bank of New York
 advances - long-term                                                      11,935             --
Repayment of Federal Home Loan Bank of New York
 advances - long-term                                                      (6,164)          (824)
Net proceeds from issuance of Corporation-Obligated mandatory
 redeemable capital securities of subsidiary trust                             --         18,812
Redemption of preferred stock                                                  --         (3,250)
Cash dividends paid                                                        (2,507)        (2,065)
Proceeds from sale of junior preferred stock of
 consolidated subsidiary                                                       --            137
Proceeds from issuance of common stock and tax benefit
 of stock options                                                           2,425             41
Proceeds from sale of treasury stock                                            1            370
Purchase of treasury stock                                                   (748)          (105)
Net purchase and retirement of Tappan Zee treasury stock                       --           (990)
                                                                      -----------    -----------

U.S.B. HOLDING CO., INC.

                                                                Nine Months Ended
                                                                  September 30,
                                                                1998        1997
                                                              --------    --------
                                                                    (000's)
Net cash provided by financing activities                     $ 68,643    $167,490
                                                              --------    --------
Increase in Cash and Cash Equivalents                         $  3,798    $ 18,612
Cash and Cash Equivalents, Beginning of Period                  52,405      36,433
                                                              --------    --------
Cash and Cash Equivalents, End of Period                      $ 56,203    $ 55,045
                                                              ========    ========

Supplemental Disclosures:
   Interest paid                                              $ 34,234    $ 29,494
                                                              --------    --------
   Income tax payments                                        $  4,599    $  4,811
                                                              --------    --------
   Transfer of assets to OREO - net                           $     --    $  1,756
                                                              --------    --------
   Transfer of loans held for sale to loans held to
       maturity at lower of cost or fair value                $     --    $     58
                                                              --------    --------
   Change in shares held in trust for deferred compensation   $    766    $     --
                                                              --------    --------
   Change in deferred compensation obligation                 $   (766)   $     --
                                                              --------    --------
   Transfer of Tappan Zee securities  held to maturity to
       available for sale                                     $ 39,462    $     --
                                                              --------    --------
   Change in net unrealized gain (loss) on securities
       available for sale - net of tax                        $  2,013    $  1,322
                                                              --------    --------

See notes to consolidated financial statements.

Note: The cash flow information for the nine month period ended September 30, 1998 includes Tappan Zee fiscal year conversion adjustments. These adjustments are necessary to eliminate the duplication of recording Tappan Zee income and expense components for the three month period ended March 31, 1998 as the December 31, 1997 consolidated statement of condition contains Tappan Zee information as of March 31, 1998.

U.S.B. HOLDING CO., INC.

CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                           (000's, except share data)

                                                                                                                 Common
                                                                                                                  Stock
                                                   COMMON STOCK        Additional                                Held By
                                               Shares         Par        Paid-in     Retained     Treasury       Benefit
                                             Outstanding     Value       Capital     Earnings      Stock          Plans
                                             -----------     -----       -------     --------      -----          -----
Balance at January 1, 1998, as previously
    reported and reclassified (See Note 13)  12,429,900   $   62,790   $      212   $      645   $     (866)   $       --
Pooling of interest with Tappan Zee
    Financial, Inc.                           1,655,291        8,277        4,763        9,974           --        (1,305)
                                             ----------   ----------   ----------   ----------   ----------    ----------
Balance at  January 1, 1998, as restated     14,085,191       71,067        4,975       10,619         (866)       (1,305)
Net income                                                                               8,549
Cash dividends:
   Common ($0.177 per share)                                                            (2,496)
   Junior preferred stock of consolidated
     subsidiary (8.0 percent per share)                                                    (11)
Common Stock Issued:
   Employee stock options exercised
   ($2.12 to $16.69 per share)                  314,154          110        1,562
   Director stock options exercised
     ($2.25 to $2.33 per share)                  28,717           44           15
Tax benefit of exercised stock options                                        694
Reduction of par value of common
    stock from $5.00 per share to
    $0.01 per share                                          (71,075)      71,075
Purchase of treasury stock                      (35,649)                                               (748)
Sale of treasury stock                              100                                                   1
Change in shares held in trust for
   deferred compensation
Change in deferred compensation
    obligation
Amortization and acceleration of RRP awards                                                                           224
ESOP shares committed to be released                                           66                                      73
Change in net unrealized gain on
   securities available for sale,
   net of tax
Adjustment for pooling of company
   with different fiscal year end                                                         (334)
                                             ----------   ----------   ----------   ----------   ----------    ----------
Balance at September 30, 1998                14,392,513   $      146   $   78,387   $   16,327   $   (1,613)   $   (1,008)
                                             ==========   ==========   ==========   ==========   ==========    ==========

                                             Shares Held                 Accumulated
                                             in Trust for    Deferred       Other
                                               Deferred    Compensation  Comprehensive
                                             Compensation   Obligation     Income
                                             ------------   ----------     ------
Balance at January 1, 1998, as previously
    reported and reclassified (See Note 13)  $   (1,441)   $    1,441   $    1,299
Pooling of interest with Tappan Zee
    Financial, Inc.                                  --            --           89
                                             ----------    ----------   ----------
Balance at  January 1, 1998, as restated         (1,441)        1,441        1,388
Net income
Cash dividends:
   Common ($0.177 per share)
   Junior preferred stock of consolidated
     subsidiary (8.0 percent per share)
Common Stock Issued:
   Employee stock options exercised
   ($2.12 to $16.69 per share)
   Director stock options exercised
     ($2.25 to $2.33 per share)
Tax benefit of exercised stock options
Reduction of par value of common
    stock from $5.00 per share to
    $0.01 per share
Purchase of treasury stock
Sale of treasury stock
Change in shares held in trust for
   deferred compensation                            766
Change in deferred compensation
    obligation                                                   (766)
Amortization and acceleration of RRP awards
ESOP shares committed to be released
Change in net unrealized gain on
   securities available for sale,
   net of tax                                                                2,013
Adjustment for pooling of company
   with different fiscal year end
                                             ----------    ----------   ----------
Balance at September 30, 1998                $     (675)   $      675   $    3,401
                                             ==========    ==========   ==========

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                           (000's, except share data)


                                                        Preferred
                                                         Stock        COMMON STOCK        Additional
                                                         No Par    Shares        Par        Paid-in    Retained     Treasury
                                                         Value  Outstanding     Value       Capital    Earnings      Stock
                                                         -----  -----------     -----       -------    --------      -----

Balance at January 1, 1997, as previously reported    $   3,250   6,183,036   $  31,634   $  10,783   $  12,664   $    (895)
Pooling of interest with Tappan Zee Financial, Inc.          --   1,718,011       8,590       5,296       9,269          --
                                                      ---------   ---------   ---------   ---------   ---------   ---------
Balance at January 1, 1997, as restated                   3,250   7,901,047      40,224      16,079      21,933        (895)
Net income                                                                                                8,287
Cash dividends:
   Common ($0.133* per share)                                                                            (2,031)
   Preferred                                                                                                (34)
Common Stock Issued:
    Employee stock options exercised
    ($1.43* to $5.32* per share)                                     10,292          51         (10)
Purchase and retirement of Tappan Zee
     treasury stock                                                 (62,720)       (313)       (677)
Purchase of treasury stock                                           (5,000)                                           (105)
Sale of treasury stock                                               16,250                     266                     104
Amortization of RRP awards
Deferred tax benefit related to RRP awards                                                       22
ESOP shares committed to be released                                                             89
Redemption of preferred stock                            (3,250)
Change in net unrealized gain on securities
      available for sale, net of tax
                                                      ---------   ---------   ---------   ---------   ---------   ---------

Balance at September 30, 1997                         $      --   7,859,869   $  39,962   $  15,769   $  28,155   $    (896)
                                                      =========   =========   =========   =========   =========   =========

                                                        Common
                                                        Stock      Accumulated
                                                        Held By      Other
                                                        Benefit   Comprehensive
                                                         Plans       Income
                                                         -----       ------

Balance at January 1, 1997, as previously reported    $      --    $    (570)
Pooling of interest with Tappan Zee Financial, Inc.      (1,580)        (349)
                                                      ---------    ---------
Balance at January 1, 1997, as restated                  (1,580)        (919)
Net income
Cash dividends:
   Common ($0.133* per share)
   Preferred
Common Stock Issued:
    Employee stock options exercised
    ($1.43* to $5.32* per share)
Purchase and retirement of Tappan Zee
     treasury stock
Purchase of treasury stock
Sale of treasury stock
Amortization of RRP awards                                   92
Deferred tax benefit related to RRP awards
ESOP shares committed to be released                        115
Redemption of preferred stock
Change in net unrealized gain on securities
      available for sale, net of tax                                   1,322
                                                      ---------    ---------

Balance at September 30, 1997                         $  (1,373)   $     403
                                                      =========    =========

*Adjusted for two-for-one stock split in December 1997.

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Principles of Consolidation

      The consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. (the "Company"), its wholly-owned subsidiaries, Union State Bank (including its wholly-owned subsidiaries, U.S.B. Realty Corp., U.S.B. Financial Services, Inc., and Dutch Hill Realty Corp.) (the "Bank") and Tarrytowns Bank, FSB ("Tarrytowns"), and the Company's non-bank subsidiaries, Ad Con, Inc., Union State Capital Trust I and TPNZ Preferred Funding Corporation.

2.    Acquisition of Tappan Zee Financial, Inc.

      On August 31, 1998, the Company completed its acquisition of Tappan Zee Financial, Inc. ("Tappan Zee"), the parent company of Tarrytowns and TPNZ Preferred Funding Corporation, pursuant to a definitive agreement signed on March 6, 1998. The transaction was structured as a tax free exchange of common shares and has been accounted for as a pooling-of-interests. Accordingly, prior year financial statements have been restated to reflect the Company and Tappan Zee on a combined basis as of the earliest period presented. Tappan Zee was merged into the Company, and Tarrytowns and TPNZ Preferred Funding Corporation are operating as wholly-owned subsidiaries of the Company.

      Under the terms of the acquisition, each Tappan Zee shareholder received Company common stock that had a value of $22.00 per share for each share of Tappan Zee common stock. The Exchange Ratio, which was determined based on the average of the last reported sale prices for a share of Company stock for the 20 consecutive full trading days on the American Stock Exchange ended on the date on which the last of the regulatory approvals required for consummation of the acquisition was obtained, was 1.12 Company shares for each Tappan Zee share. The total value of the transaction based on the average Company stock price as calculated for purposes of determining the Exchange Ratio was approximately $32.5 million, which represented 1.47 times Tappan Zee's book value as of June 30, 1998.

      The Company and Tappan Zee had different fiscal periods for financial reporting purposes. The consolidated financial information for the periods presented reflects U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries, Union State Bank, Ad Con, Inc., and Union State Capital Trust I ("Company Information"), as of and for the three months and nine months ended September 30, 1998, combined with Tappan Zee's income statement and cash flow information for the same periods. For the three months and nine months ended September 30, 1997, Company Information is included for those periods, while Tappan Zee information is included for the three months and nine months ended December 31, 1997. The December 31, 1997 consolidated statement of condition information includes Tappan Zee information as of March 31, 1998. An adjustment of $334,000 is recorded to combined retained earnings to eliminate the duplication of recording Tappan Zee net income for the three month period ended March 31, 1998, that would otherwise have occurred as a result of preparing the consolidated financial information in this manner. Other results of operations for such three month period of

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      Tappan Zee include net interest income of $1,244,000, provision for loan losses of $10,000, income before taxes of $573,000, and an income tax provision of $239,000. This process is customary when fiscal year ends of merged companies are within 93 days of each other.

      Separate and combined results of operations for the periods prior to the acquisition of Tappan Zee are as follows:

                                       Six Months               Year Ended
                                          Ended                December 31,
                                      June 30, 1998         1997         1996
                                      -------------         ----         ----
                                                  (000's)
Net Interest Income

      Company                            $18,460           $33,806      $29,615
      Tappan Zee                           2,440             4,672        4,485
                                         -------           -------      -------
                                         $20,900           $38,478      $34,100
                                         -------           -------      -------
Provision for Loan Losses
      Company                            $   600           $ 2,320      $ 2,275
      Tappan Zee                              20                42           69
                                         -------           -------      -------
                                         $   620           $ 2,362      $ 2,344
                                         -------           -------      -------
Net Income
      Company                            $ 7,903           $10,402      $ 9,414
      Tappan Zee                             636             1,097          855
                                         -------           -------      -------
                                         $ 8,539           $11,499      $10,269
                                         -------           -------      -------

      As of August 31, 1998, Tappan Zee had approximately $140 million in assets. Tarrytowns currently operates banking facilities in the Village of Tarrytown and City of White Plains, Westchester County, New York. TPNZ Preferred Funding Corporation is a Real Estate Investment Trust with approximately $3.8 million in assets.

      Merger related expenses of approximately $4.2 million ($3.2 million net of tax) were recorded in the third quarter 1998 and consisted of: payments in connection with existing employment contracts - $0.8 million; expenses incurred in connection with acceleration of benefits under various employee and director benefit plans - $0.7 million; professional fees - $1.0 million; investment banking fees - $0.7 million; and other expenses - $1.0 million. The transaction is expected to be accretive to earnings per share in 1999.

3.    Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998, and December 31, 1997, operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows and changes in stockholders' equity for the nine month periods ended September 30, 1998 and 1997. A summary of the Company's significant accounting

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      policies is set forth in Note 2 to the consolidated financial statements included in the Company's 1997 Annual Report to Shareholders.

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

4.    Reclassifications

      Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

5.    Pending Accounting Pronouncements

      Disclosures about Segments of an Enterprise and Related Information

      In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information." This statement is effective for the Company's annual consolidated financial statements for the year ending December 31, 1998.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

      Employers' Disclosure About Pensions and Other Post Retirement Benefits

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. SFAS No. 132 amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Retirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other retirement benefits.

      The Company will adopt these disclosure requirements in its financial statements for the year ended December 31, 1998. Management does not anticipate that these standards will have a material impact on the Company's financial statements.

      Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and measured at their fair value. This statement requires that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits a derivative's gains and losses to offset the related results on the hedged item in the income statement. However, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

      For the Company, SFAS No. 133 is effective January 1, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance but cannot apply the statement retroactively. The Company does not anticipate that the statement will have a material impact on its financial position or results of operations.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

      On October 19, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The statement is effective for the first fiscal quarter beginning after December 15, 1998. Application of this statement will not have a material effect on the results of operations or financial condition of the Company.

6.    Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 1998. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; ability to achieve cost savings, estimates of merger related costs, and other assumptions related to the acquisition of Tappan Zee; degree of expected compliance with the Year 2000 issues that are more fully discussed in Management's Discussions and Analysis of Financial Condition and Results of Operations; and the extent and timing of legislative and regulatory actions and reform.

      The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

7.    Earnings Per Share

      On March 3, 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior period earnings per share ("EPS") data presented. The Company adopted SFAS No. 128 for the year ended December 31, 1997 and EPS data is presented based on the requirements of this statement.

      SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. SFAS No. 128 states that Basic EPS excludes dilution and is computed by dividing net income available to common stockholders (net income after preferred stock dividend requirements) by the weighted average number of common shares outstanding (excluding restricted stock not yet vested) for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed similarly to "Fully Diluted EPS" pursuant to Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." Diluted EPS is based on net income available to common stockholders divided by the weighted average number of common shares outstanding and common equivalent shares ("adjusted weighted average shares"). Stock options granted but not yet exercised under the Company's stock option plans and restricted stock issued under the Company's Recognition and Retention Stock Plan but not yet vested are considered common stock equivalents for Diluted EPS calculations.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      The following table sets forth the computation of Basic and Diluted earnings per share:

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30                        September 30
                                                  1998               1997              1998              1997
                                              ------------       ------------       ------------      ------------
                                                                  (000's, except share data)
Numerator:
  Net income                                  $         10       $      2,946       $      8,549      $      8,287
  Less preferred stock dividends                        11                 --                 11                34
                                              ------------       ------------       ------------      ------------
Numerator for Basic and Diluted
  earnings per share - net income (loss)
  available to common stockholders            $         (1)      $      2,946       $      8,538      $      8,253
                                              ============       ============       ============      ============
Denominator:
  Denominator for Basic earnings
    per share - weighted
    average shares                              14,115,965         13,911,977         14,013,969        13,908,103
  Effects of dilutive securities:
    Director and employee
    stock options                                1,002,019          1,197,736          1,084,919         1,056,941
    Restricted stock not vested                      7,352             15,104              7,847            14,162
                                              ------------       ------------       ------------      ------------
  Total effects of dilutive securities           1,009,371          1,212,840          1,092,766         1,071,103
                                              ------------       ------------       ------------      ------------
  Denominator for Diluted earnings
    per share - adjusted weighted
    average shares                              15,125,336         15,124,817         15,106,735        14,979,206
                                              ============       ============       ============      ============

Basic earnings per share                      $         --       $       0.21*      $       0.61      $       0.59*
                                              ============       ============       ============      ============
Diluted earnings per share                    $         --       $       0.19*      $       0.57      $       0.55*
                                              ============       ============       ============      ============

*Adjusted for two-for-one stock split in December 1997.

8.    Reporting Comprehensive Income

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as are the financial statements. For interim financial reporting periods, the Company has elected to provide this disclosure in the notes to the consolidated financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      The following table details the Company's comprehensive income for the three and nine months ended September 30, 1998 and 1997:

                                                        Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
Description                                            1998           1997          1998           1997
                                                   --------       --------      --------       --------
                                                                         (000's)
Net Income                                         $     10       $  2,946      $  8,549       $  8,287
Other comprehensive income, net of tax:
Unrealized holding gains on securities
  available for sale arising
   during the periods                                 1,731          1,187         2,052          1,475
Unrealized holding gain as a result of
 reclassification of Tappan Zee held to
 maturity securities to available for sale              506             --           506             --
Reclassification adjustment, net of tax,
 for net gains realized in the periods
 that were held at the beginning of the
 periods                                                 (6)             6          (545)          (153)
                                                   --------       --------      --------       --------
Net gain recognized in other
 comprehensive income                                 2,231          1,193         2,013          1,322
                                                   --------       --------      --------       --------
Comprehensive Income                               $  2,241       $  4,139      $ 10,562       $  9,609
                                                   ========       ========      ========       ========

      These unrealized holding gains, net of tax, represents an increase in the unrealized appreciation of securities available for sale, net of tax, during the periods reported. The cumulative balance of this unrealized gain, net of tax, at September 30, 1998 and December 31, 1997 was $3,401,000 and $1,388,000, respectively.

9.    Securities

      In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Bank's and Tarrytowns' investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale and carried at fair value. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the consolidated statements of condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are shown as a separate component of accumulated other comprehensive income.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

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

      As a result of the acquisition of Tappan Zee and its wholly-owned subsidiaries, Tarrytowns and TPNZ Preferred Funding Corporation, approximately $39.5 million of Tarrytowns' and TPNZ Preferred Funding Corporation's held-to-maturity securities were reclassified to available for sale. Such a reclassification was made pursuant to SFAS No. 115 to maintain the combined entities interest rate risk profile. Classification of these and other securities as available for sale will allow management to continue to have the ability to react to changes in interest rates. As a result of this reclassification, available for sale securities were increased by the unrealized gain on the reclassified securities of $843 thousand, and accumulated other comprehensive income was increased by such unrealized gain, net of tax, of $506 thousand.

      At September 30, 1998 and December 31, 1997, application of SFAS No. 115 resulted in an increase of securities available for sale of $5,808,000 and $2,399,000, representing the net unrealized gain, which, after the applicable tax effect, resulted in an increase to accumulated other comprehensive income of $3,401,000 and $1,388,000, respectively.

      From the results on sales of securities for the nine months ended September 30, 1998 and September 30, 1997, gross gains were 1,104,000 and 976,000, respectively, and gross losses were 13,000 and 181,000, respectively.

      A summary of the amortized cost and estimated fair values of securities and related gross unrealized gains and losses at September 30, 1998 and December 31, 1997, follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

================================================================================

                                                               (000's)
                                                         Gross         Gross      Estimated
                                        Amortized     Unrealized     Unrealized     Fair
September 30, 1998:                       Cost           Gains         Losses       Value
                                         --------      --------      --------      --------
Available for Sale:
U.S. Treasury and
    government agencies                  $ 58,499      $  1,909      $     --      $ 60,408
Mortgage-backed securities                307,177         4,215           419       310,973
Obligations of states and
    political subdivisions                  1,539           102            --         1,641
Corporate securities                          272             1            --           273
Other                                         114            --            --           114
                                         --------      --------      --------      --------

Total securities available for sale      $367,601      $  6,227      $    419      $373,409
                                         ========      ========      ========      ========
Held to Maturity:
Mortgage-backed securities               $  9,781      $     53      $      5      $  9,829
Obligations of states and
    political subdivisions                 56,829         3,376            --        60,205
                                         --------      --------      --------      --------

Total securities held to maturity        $ 66,610      $  3,429      $      5      $ 70,034
                                         ========      ========      ========      ========

                                                              (000's)
                                                        Gross         Gross       Estimated
                                         Amortized    Unrealized    Unrealized      Fair
December 31, 1997:                         Cost         Gains         Losses        Value
                                         --------      --------      --------      --------
Available for Sale:
U.S. Treasury and
      government agencies                $117,494      $  1,067      $     43      $118,518
Mortgage-backed securities                142,541         1,393            83       143,851
Obligations of states and
    political subdivisions                  1,241            65            --         1,306
Corporate Securities                        2,800            --            --         2,800
Other                                         114            --            --           114
                                         --------      --------      --------      --------

Total securities available for sale      $264,190      $  2,525      $    126      $266,589
                                         ========      ========      ========      ========
Held to Maturity:
U.S. Treasury and
      government agencies                $ 46,988      $     16      $    236      $ 46,768
Mortgage-backed securities                 62,924           661           183        63,402
Obligations of states and
    political subdivisions                 62,696         2,875            --        65,571
Corporate Securities                          100             1            --           101
                                         --------      --------      --------      --------

Total securities held to maturity        $172,708      $  3,553      $    419      $175,842
                                         ========      ========      ========      ========

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

10.   Loans

      Nonaccrual loans were $4.9 million at September 30, 1998 and $7.3 million at December 31, 1997. Restructured loans were $0.5 million and $0.6 million at September 30, 1998 and December 31, 1997, respectively.

      Substantially all of the nonaccruing and restructured loans are collateralized by real estate, except for certain loans made by the Bank to Bennett Funding Group ("Bennett"), which are collateralized by cash and lease receivables. At September 30, 1998, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

      At September 30, 1998, there are loans aggregating approximately $1.0 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

      At September 30, 1998 and December 31, 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 "Accounting for Impairment of a Loan" approximated $3.5 million and $4.6 million at September 30, 1998 and December 31, 1997, of which $3.1 million and $4.2 million at September 30, 1998 and December 31, 1997 were in nonaccrual status, respectively. Included in these loan balances are loans to Bennett. Each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses related to impaired loans was $1.1 million and $1.8 million as of September 30, 1998 and December 31, 1997, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 1998 and year ended December 31, 1997 was approximately $3.7 million and $6.2 million, respectively. For the three and nine months ended September 30, 1998 and year ended December 31, 1997, interest income recognized by the Company on impaired loans was not material.

      Restructured loans in the amounts of $0.4 million at both September 30, 1998 and December 31, 1997, that are considered to be impaired due to a reduction in the contractual interest rate, are on accrual status because the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans and not yet collected as of September 30, 1998 is immaterial.

      At September 30, 1998, the Bank had approximately $1.9 million of outstanding loans, collateralized by cash and lease receivables, to Bennett, a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court with jurisdiction over Bennett, the Bank collected an initial payment of $1.4 million, reducing the original balance of $3.3 million to $1.9 million. Additional collections of $0.8 million were received on November 2, 1998, reducing the balance of the loans to $1.1 million. Further collections are anticipated. The ruling by the Bankruptcy Court is subject to appeal by the Trustee. The Bank has not yet determined the extent of losses that will be sustained on

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      these loans, if any. Based upon Bennett's filing, the loans have been placed on nonaccrual status and a specific reserve included in the allowance for loan losses of $0.9 million has been established in accordance with SFAS No. 114 as of September 30, 1998.

11.   Borrowings and Stockholders' Equity

      The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

      Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50.0 million from two primary investment firms under master security sale and repurchase agreements. In addition, the Bank and Tarrytowns also have the ability to borrow under similar master security sale and repurchase agreements from the FHLB and, to a lesser extent, its customers. At September 30, 1998 and December 31, 1997, the Company had $1.0 million and $34.9 million, respectively, of such short-term borrowings outstanding with terms between 21 and 365 days, at interest rates between 5.75 percent and 6.00 percent. At September 30, 1998 and December 31, 1997, the borrowings were collateralized by securities with an aggregate amortized cost of $1.0 million and $35.5 million and estimated fair value of $1.0 million and $35.6 million, respectively.

      Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with four financial institutions totaling $28.0 million. At September 30, 1998 and December 31, 1997, the Bank had no federal funds purchased balances outstanding.

      Short-term FHLB advances are borrowings with original maturities of between one and 365 days. At September 30, 1998, the Bank had no such borrowings outstanding. At December 31, 1997, the Bank had short-term FHLB advances of $35.0 million outstanding at interest rates ranging from 6.00 percent to 6.13 percent.

      Additional information with respect to short-term borrowings as of and for the nine months ended September 30, 1998 and 1997 is presented in the table below.

--------------------------------------------------------------------------------
                                                     (000's, except percentages)
Short-Term Borrowings                                  1998               1997
--------------------------------------------------------------------------------
Balance at September 30                               $1,000            $59,277
Average balance outstanding                          $12,602            $52,743
Weighted-average interest rate*
     As of September 30                                 5.75%              5.70%
     Paid during period                                 6.07%              5.76%
--------------------------------------------------------------------------------
* The weighted-average interest rates have been adjusted to reflect the effect of an interest rate swap used to convert a variable rate borrowing to a fixed rate.

      At September 30, 1998 and December 31, 1997, long-term FHLB advances totaled $29.9

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      million and $24.2 million, respectively. At September 30, 1998, long-term FHLB advances aggregating $14.0 million are single principal payments and are not repayable prior to maturity without penalty. Long-term FHLB advances aggregating $15.9 million are amortizing advances having scheduled payments, but may not be repaid in full prior to maturity without penalty.

      The Bank and Tarrytowns also have long-term borrowings of $109.8 million and $39.8 million in securities sold under agreements to repurchase as of September 30, 1998 and December 31, 1997, respectively. At September 30, 1998, these borrowings include $9.8 million having an original term of three years at an interest rate of 6.08 percent, and $100.0 million having original terms of between five and ten years at interest rates between
      5.08 percent and 5.67 percent that are callable on certain dates after an initial noncall period at the option of the counter party to the repurchase agreement. The borrowings are collateralized by securities with an aggregate amortized cost of $114.4 million and estimated fair value of $116.4 million.

      At September 30, 1998 and December 31, 1997, the Bank and Tarrytowns own 152,016 and 146,664 shares of capital stock in the FHLB with a carrying value of $15.2 million and $14.7 million, respectively, which is required in order to borrow under the short and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock purchased and certain other assets.

      The following table is a summary of long-term debt, all of which are fixed rate, distributed based upon remaining contractual maturity at September 30, 1998, with a comparative total for December 31, 1997:

-----------------------------------------------------------------------------------------------------------
                                                        (000's, except percentages)
                                                    After 1
                                       Within      But Within      After           1998             1997
                                       1 Year       5 Years       5 Years          Total            Total
-----------------------------------------------------------------------------------------------------------
Total long-term debt                   $9,000       $29,066       $101,645        $139,711         $63,940
Weighted-average interest rate           6.31%         5.84%          5.55%           5.66%           5.92%
-----------------------------------------------------------------------------------------------------------

      The dividend rate on the Company's Series "A" preferred stock issued to a single investor was determined quarterly and was subject to certain minimum and maximum per annum dividend rates as specified in the agreement. For the nine month period ended September 30, 1997, the weighted average dividend rate was 8.4 percent (the minimum rate). Basic and diluted earnings per share reflect the preferred stock dividend declared and accrued totaling $34,000 for the nine month period ended September 30, 1997. The Company redeemed the remaining outstanding amount of preferred stock of $3,250,000 on February 14, 1997.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      During the third quarter of 1998 and fourth quarter of 1997, U.S.B. Realty Corp. declared and paid an 8.0 percent dividend totaling $11,000 in each period to its non-affiliate minority-interest junior preferred shareholders.

      The Company effected a two-for-one stock split in the form of a 100% stock dividend on December 24, 1997. The weighted average shares outstanding and per share amounts for the three and nine months ended September 30, 1997 have been adjusted to reflect the stock dividend distributed in 1997.

      At the Company's annual meeting of shareholders held on May 20, 1998, an amendment to the Company's Certificate of Incorporation was approved by the shareholders of the Company. This amendment increased the authorized number of shares of common stock from 20,000,000 to 30,000,000, and reduced the par value of the common stock from $5.00 per share to $0.01 per share.

      In accordance with regulatory requirements, Tarrytowns established a liquidation account at the time of its conversion to a stock company ("Conversion") in the amount of $7.8 million, equal to its equity at March 31, 1995. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at Tarrytowns after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of Tarrytowns, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

      The ability of the Company, the Bank and Tarrytowns to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Bank and Tarrytowns. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At September 30, 1998, the Bank could pay dividends to the Company of $26.0 million without having to obtain prior regulatory approval. Tarrytowns may not declare or pay cash dividends on its common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital requirements or the amount required to be maintained for the liquidation account. The Office of Thrift Supervision ("OTS") capital distribution regulations applicable to savings institutions (such as Tarrytowns) that meet their regulatory capital requirements, generally limit dividend payments in any year to the greater of (i) 100% of year-to-date net income plus an amount that would reduce surplus capital by one-half or (ii) 75% of net income for the most recent four quarters. Surplus capital is the excess of actual capital at the beginning of the year over the institution's minimum regulatory capital requirement. At September 30, 1998, Tarrytowns could pay, pursuant to the above regulations, dividends to the Company of $5.2 million.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

12.   Income Taxes

      Tarrytowns, as a thrift institution, is subject to special provisions in the federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year.

      At September 30, 1998, Tarrytowns' federal and state bad debt reserves were $1.2 million and $5.2 million, respectively, which equaled the base-year amounts. Deferred tax liabilities have not been recognized with respect to these reserves since the Company does not expect that such amounts will become taxable in the foreseeable future. Under the tax laws as amended, events that would result in taxation of these reserves include
      (i) redemptions of Tarrytowns' stock or certain excess distributions, and
      (ii) failure of Tarrytowns to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes. At September 30, 1998, Tarrytowns' unrecognized deferred tax liabilities with respect to the federal and state base-year reserves were approximately $0.4 million and $0.5 million, respectively.

13.   Key Employees' Supplemental Investment Plan

      Effective September 1, 1998, the Bank amended its Key Employees' Supplemental Investment Plan ("KESIP" or the "Plan"). Such amendment was made as a result of changes in accounting required by Emerging Issues Task Force Consensus No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested" ("EITF Consensus No. 97-14"), which prescribed accounting for deferred compensation plans in which investments are made in Company stock. The amendment made to the KESIP revises the Plan so that all compensation deferred into the Plan is immediately invested in whole shares of Company stock. In addition, distributions from the Plan will now only be made in Company stock. As a result of the amendment to the KESIP and application of EITF Consensus No. 97-14, the accounting for the Plan resulted in a revaluation of the deferred compensation obligation and the shares held in trust for deferred compensation to reflect such obligation and shares held in trust to historical cost as of September 30, 1998. In addition, in accordance with EITF Consensus No. 97-14, the deferred compensation obligation is included as a component of stockholders equity.

14.   Tarrytowns Employee Benefits Plans

      Pension Plans and Deferred Compensation Plan

      All of Tarrytowns' eligible employees are included in a non-contributory, multiple-employer defined benefit pension plan (the "Plan"). The annual contributions to the Pension Plan are based on actuarially determined funding requirements. On September 1, 1998, Tarrytowns elected to terminate the Plan and benefits under the Plan were frozen as

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      of October 1, 1998. At September 30, 1998, the estimated accumulated benefit obligation is $1.3 million and Plan assets totaled $1.0 million. An accrual of $0.3 million was made during the quarter ended September 30, 1998 to provide for additional contributions that will be required to fully fund the Plan for purposes of its termination and planned distributions of vested amounts to participants. The actuarial present values of the accumulated benefit obligation is based on a discount rate of 5.01%. Plan expense for the three and nine months ended September 30, 1998 was $0.2 million and $0.3 million, respectively, of which $0.3 million is included in merger related expenses.

      Tarrytowns also has a non-qualified Deferred Compensation Plan for Directors. Under the Deferred Compensation Plan, directors may defer all or part of their compensation (including compensation paid to an officer-director for service as an officer). Deferred amounts are applied to either the purchase of (i) a life insurance policy, in which case the amount of deferred benefits payable is based on the value to Tarrytowns of expected death benefit proceeds, or (ii) Company common stock and other investments, in which case the amount of deferred benefits payable is based on the investment performance of the investments made. Deferred benefits are paid in installments over a ten-year period beginning upon termination of service as a director. In the event of a change in control of Tappan Zee or Tarrytowns, which occurred upon the acquisition of Tappan Zee by the Company, the plan required full funding of any previously-purchased life insurance contracts. However, the Board of Directors of Tarrytowns waived this requirement. The Company has established a Trust fund with an independent fiduciary for the purpose of accumulating funds to be used to satisfy its obligations under the plan.

      The accumulated projected benefit obligation of the Deferred Compensation Plan aggregated $1.2 million at September 30, 1998. An accrual of $0.4 million was recorded during the three months ended September 30, 1998, substantially all of which is included in merger related expenses, to provide for the full present value obligation of this Plan. The present value of the accumulated projected benefit obligation is based on a discount rate of 6.0%.

      For financial reporting purposes, the cash surrender value of the life insurance contracts are not considered plan assets but, instead, are included in the Company's consolidated balance sheet. At September 30, 1998, the cash surrender values of purchased life insurance policies were approximately $0.3 million. The total death benefits payable under the insurance policies amounted to approximately $1.0 million at September 30, 1998. Although the Company may be obligated for certain cash payments prior to the receipt of proceeds from the purchased life insurance policies, the Company should ultimately be reimbursed in whole from such life insurance proceeds.

      Tarrytowns also has a retirement plan for directors, which is a non-qualified plan that became effective upon the Conversion. Outside directors are participants in this unfunded plan only if they have elected not to participate in the Deferred Compensation Plan described above. Participants in the directors' retirement plan who have attained age 65 and completed ten or more years of service (including past service as a director of Tarrytowns) will receive an annual retirement benefit equal to the aggregate director compensation received (excluding stock compensation) for the final year of board service.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      Reduced benefits apply for shorter service periods and for early retirement. Pension expense is not significant. The actuarial present value of the accumulated and projected benefit obligations, all of which is accrued, was approximately $73,000 at September 30, 1998. This plan was terminated effective August 31, 1998, and benefits were frozen at that date.

      Postretirement Health Care Benefits

      Substantially all Tarrytowns employees were eligible for postretirement health care (medical and dental) benefits if they met certain age and length of service requirements. This plan was terminated on September 1, 1998, and only vested employees on that date will continue to receive benefits under this plan.

      A liability of $0.2 million has been recorded to provide for the present value of future obligations under this plan.

      Employee Stock Ownership Plan

      Tarrytowns established an Employee Stock Ownership Plan (the "ESOP") for eligible Tarrytowns employees. The ESOP borrowed approximately $1.3 million from Tarrytowns and used the funds to purchase 129,600 shares of Tappan Zee's common stock (145,152 shares of Company common stock, as adjusted for the Exchange Ratio, upon consummation of the acquisition of Tappan Zee by the Company). Tarrytowns makes monthly contributions to the ESOP sufficient to fund the debt service requirements over the ten-year term of the loan.

      Shares purchased by the ESOP are held in a suspense account by the plan trustee for allocation to participants as the loan is repaid. Shares released from the suspense account are allocated to participants on the basis of their relative compensation. Participants become vested in the shares allocated to their respective accounts over a period not to exceed five years. Any forfeited shares are allocated to other participants in the same proportion as contributions. Shares allocated to participants or committed for release to participants (adjusted for the Exchange Ratio) totaled 52,146 and 35,566 at September 30, 1998 and 1997, respectively. Expense recognized with respect to such shares amounted to $65,000 and $66,000, and $209,000 and $185,000 for the three and nine months ended September 30, 1998 and 1997, respectively, based on the average fair value of the Company's common stock for each period. The cost of the 93,006 shares which have not yet been committed to be released to participant accounts at September 30, 1998 is reflected as a reduction of stockholders' equity in the amount of $0.8 million. The fair value of these shares was approximately $1.4 million at that date.

      Stock Option Plans

      Under the Tappan Zee Stock Option Plan, which was assumed by the Company, 90,720 shares (as adjusted for the Exchange Ratio) of authorized but unissued Company stock are reserved for issuance upon option exercises. Options under this plan may be either non-qualified stock options or incentive stock options. Each option entitles the holder to

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      purchase one share of Company common stock at an exercise price equal to the fair market value on the date of grant. Options expire no later than ten years following the date of grant.

      Under the Tappan Zee Directors' Stock Option Plan, 45,360 shares (as adjusted for the Exchange Ratio) of authorized but unissued Company stock are reserved for issuance to outside directors upon option exercises. Options granted under this plan are non-qualified options. Other option terms and conditions are similar to those under the Tappan Zee Stock Option Plan.

      Effective July 10, 1996, initial option grants were made under the Stock Option Plan and the Tappan Zee Directors' Stock Option Plan for 90,720 shares and 45,360 shares, respectively, at an exercise price of $10.38 per share (as adjusted for the Exchange Ratio). These options have a ten-year term and vest ratably over five years from the date of grant. Each option, however, becomes fully exercisable upon a change in control of Tappan Zee or Tarrytowns, or upon the death, disability or retirement of the option holder. Upon the acquisition of Tappan Zee by the Company, all options became exercisable, except for 54,432 unvested options held by the Executive Vice President and former President pursuant to the terms of a certain employment agreement and a consulting agreement. These options will vest according to their original terms. No options were granted subsequent to July 10, 1996. All options granted in July 1996 were outstanding at September 30, 1998. At September 30, 1998, shares available (as adjusted for the Exchange Ratio) for future grants totaled 36,188 for the Tappan Zee Stock Option Plan and 9,072 for the Tappan Zee Directors' Stock Option Plan.

      Recognition and Retention Plans

      On July 10, 1996, the shareholders of Tappan Zee approved the Tappan Zee Financial, Inc. Recognition and Retention Plan for Officers and Employees ("Employees' Plan") and the Tappan Zee Financial, Inc. Recognition and Retention Plan for Outside Directors ("Directors' Plan"), both of which have been assumed by the Company. The purpose of these plans is to provide officers and non-employee directors of Tarrytowns with a proprietary interest in the Company in a manner designed to encourage their retention. Total shares authorized are 50,803 for the Employees' Plan and 21,773 for the Directors' Plan (each as adjusted for the Exchange Ratio).

      Effective July 10, 1996, initial stock awards were made under the Employees' Plan and the Directors' Plan for 36,288 shares and 21,773 shares, respectively. An additional grant of 1,120 shares was made under the Employees' Plan later in fiscal 1997. These awards vest ratably over five years from the date of grant; however, immediate vesting occurs upon a change in control of Tappan Zee or Tarrytowns, or upon the death, disability or retirement of the participant. Upon acquisition of Tappan Zee by the Company, 13,736 shares were immediately vested. Shares awarded to the Executive Vice President and former President aggregating 21,773 shares were not vested pursuant to the terms of a certain employment agreement and a consulting agreement. These shares will vest over the original five year vesting period. The fair value of the shares awarded under the plans, totaled $616,000 at the grant dates. The remaining recorded value of the shares not yet vested of $0.3 million

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      is being amortized to compensation expense on a straight-line basis over the five-year vesting period. Compensation expense of $193,000 and $31,000, and $254,000 and $95,000 was recognized during the three and nine month periods ended September 30, 1998 and 1997, respectively, of which $166,000 is included in merger related expense as a result of acceleration of vesting attributable to the Tappan Zee acquisition for the three and nine month periods ended September 30, 1998. Unearned compensation cost of $177,000 included as common stock held by benefit plans and is reflected as a reduction of shareholders' equity at September 30, 1998.

15.   Dissolution of U.S.B. Realty Corp.

      On April 16, 1998, the Company announced that it intended to dissolve the Bank's Real Estate Investment Trust subsidiary, U.S.B. Realty Corp. ("Realty Corp"), in a tax free liquidation. A proxy statement was mailed to the common and junior preferred shareholders of Realty Corp., and a special meeting was held on April 29th, at which time the shareholders of Realty Corp. approved the proposal. The Company believes that dissolution of Realty Corp. will make Realty Corp. assets available for collateralization of Bank borrowings and will result in a reduction of the cost of administration. The dissolution of Realty Corp. was completed on October 29, 1998.

      Dissolution of Realty Corp. has decreased the effective tax rate for the Company's 1998 tax provision, but may increase the effective tax rate in future years. For the nine month period ended September 30, 1998, net income includes a reduction of tax expense, net of associated expenses, of $1.9 million resulting from liquidating distributions of earnings from Realty Corp.

16.   Commitments and Contingencies

      At September 30, 1998, the Company and Bank are committed under an employment agreement (as amended by action of the Company's and Bank's Boards of Directors on February 18, 1998), with a key officer, director and shareholder requiring annual salary and other payments of $530,000, increasing annually by $30,000 during the term of the contract, annual bonus payments equal to 6 percent of net income of the Company under the executive compensation plan, annual stock option grants of 96,800 shares issued at fair value (110 percent of fair value for incentive stock options if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant), and other benefits for the term of the contract expiring July 1, 1999.

      At September 30, 1998, Tarrytowns is also committed under an employment agreement and consulting agreement with an Executive Vice President of Tarrytowns and the former President of Tarrytowns, respectively. Under the employment agreement, Tarrytowns made an initial payment of $336,000 to satisfy a previous employment agreement and has agreed to make payments of $165,000 per year for services to be performed for a period of three years. Under the consulting agreement, an initial payment was made of $472,000 to satisfy an obligation under a previous employment agreement, and future payments of $77,000 per year for services to be performed will be made for a period of three years. Both agreements were effective as of August 31, 1998.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Cont'd)

      In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying consolidated financial statements. At September 30, 1998, formal credit line and loan commitments which are primarily loans collateralized by real estate and credit card lines approximated $184.1 million and outstanding letters of credit totaled $29.1 million. Such amounts represent the maximum risk of loss on these commitments.

      In connection with its asset and liability management program, the Bank entered into a protected rate agreement ("cap") which has a remaining aggregate notional amount of $2.5 million at September 30, 1998. The premium paid in the amount of $85,000 was deferred and is being amortized over the five year life of the cap which expires in 1999. Under the terms of the cap, the Bank will be reimbursed for increases in one-month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875 percent. Interest rate cap agreements allow the Company to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments on floating rate mortgage-backed securities that have maximum lifetime interest rate caps. The Bank has also entered into an interest rate swap contract which effectively adjusts the short-term interest rate on certain fundings to a long-term fixed interest rate. Under the terms of the contract, the Bank is required to pay a fixed interest rate payment equal to 6.16 percent on a notional amount of $10.0 million, and receive a payment equal to three-month LIBOR. The agreement expired on October 2, 1998. This agreement was subject to the counter party's ability to perform in accordance with the terms of the agreement. The Bank's risk of loss on the interest rate cap was equal to the unamortized premium paid to enter into this agreement, while the risk of loss on the interest rate swap was the fair value amount to be paid to terminate the contract, which was $11,000 (liability) at September 30, 1998.

      The Company enters into forward commitments to sell residential first mortgage loans to reduce market risk associated with originating and holding loans for sale. A risk associated with these commitments arises from the Company's potential inability to generate loans to fulfill the contracts. To control the risk associated with changes in interest rates, the Company may also use options to hedge loans closed and expected to close. No such contracts were outstanding at September 30, 1998.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION

At September 30, 1998 the Company had total assets of $1,236.0 million, an increase of $83.3 million or 7.2 percent from December 31, 1997.

Total deposits increased $62.6 million for the nine month period ended September 30, 1998 to $965.4 million, which represents a 6.9 percent increase from December 31, 1997. Demand, NOW, and savings accounts increased $83.9 million, offset by a decrease in money market accounts of $2.7 million and time deposits of $18.6 million. Demand accounts and NOW deposits increased by $38.0 million and $7.1 million, respectively. Savings deposits increased by $38.8 million, as the Bank's "Golden Statement" and "Liquid Gold" accounts, which provide attractive yields for high balance accounts, continued to attract additional deposits. Money market accounts decreased as customers favored higher yielding savings accounts. Personal time deposits over $100,000 increased by $12.4 million during the nine month period ended September 30, 1998, which were offset by decreases of time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, of $28.7 million and retail time deposits under $100,000 of $0.8 million. IRA and Keogh time deposit accounts also decreased by $1.5 million due to significant competition for this product. The Bank replaced time deposit funds with borrowed funds from wholesale sources at lower rates and for longer terms.

The securities portfolio, including investment in FHLB stock, of $455.2 million and $454.0 million at September 30, 1998 and December 31, 1997, respectively, consists of securities held to maturity at amortized cost of $66.6 million and $172.7 million, securities available for sale at estimated fair value totaling $373.4 million and $266.6 million, respectively, and FHLB stock of $15.2 million and $14.7 million at September 30, 1998 and December 31, 1997, respectively.

During the nine months ended September 30, 1998, U.S. Treasury and government agency obligations decreased $105.1 million due primarily to sales and redemptions of securities totaling $127.0 million, partially offset by purchases of $1.0 million in U.S. Treasury Notes and $20.0 million in callable bonds and a net increase in the market value of available for sale securities of $0.9 million. Mortgage-backed securities increased by $114.0 million primarily due to purchases of $210.2 million and a net increase in the market value of available for sale securities of $2.5 million, which were offset by sales and redemptions totaling $67.7 million, principal amortizations of $30.5 million, and net premium amortization and discount accretion of $0.5 million. Mortgage-backed securities purchased are fixed-rate securities having expected weighted-average lives of less than ten years at the time of purchase. The mortgage-backed securities sold have low yields or expectations to prepay in the near-term and were also sold to take advantage of favorable market conditions. The Company's investment in obligations of states and political subdivisions, or municipal securities, decreased by $5.5 million principally due to maturities of $6.5 million that were offset by purchases of $1.1 million during the first nine months of 1998. Municipal securities are considered core investments which are high yielding on a tax equivalent basis and have diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yield of such securities to other securities of comparable credit risk and maturity. The Company currently has $273 thousand of holdings in corporate securities. Medium-term

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

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

At September 30, 1998, loans outstanding were $695.8 million, a net increase of $73.8 million or 11.9 percent over December 31, 1997. The primary increases of outstanding loan balances were $15.9 million in time secured loans, $28.9 million in commercial mortgages, $6.6 million in commercial installment loans, $17.2 million in residential mortgages, and $9.9 million in all other loan categories, except for a reduction in land acquisition and construction loans of $4.7 million. The Company had approximately $184.1 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Bank has approximately $1.9 million of loans, collateralized by cash and lease receivables, to Bennett Funding Group ("Bennett"), a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of these loans continue to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court with jurisdiction over Bennett, the Bank collected an initial payment of $1.4 million, reducing the original balance of $3.3 million to $1.9 million. Additional collections of $0.8 million were received on November 2, 1998, reducing the balance of the loan to $1.1 million. Further collections are anticipated. The Bank has not yet determined the extent of losses that will be sustained on these loans, if any. However, based upon Bennett's filing, the loans have been placed on nonaccrual status. Including the Bennett loans, the Company's nonaccrual loans and other real estate owned were approximately 0.5 percent of total assets at September 30, 1998.

The Company's allowance for loan losses increased $0.7 million or 9.0 percent to $9.0 million at September 30, 1998, from $8.3 million at December 31, 1997. The allowance for loan losses represents 1.29 percent of gross loans outstanding at September 30, 1998, compared to 1.33 percent at December 31, 1997. The allowance reflects a provision of $931,000 and net charge-offs of $189,000 recorded thus far in 1998. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance is considered adequate to absorb potential losses inherent in the loan portfolio.

During the nine months ended September 30, 1998, the Company decreased the amount of outstanding short- and long-term advances with the Federal Home Loan Bank of New York by $29.2 million, while borrowings under repurchase agreements increased by $36.1 million. Overall, borrowings increased, as such funding was used to replace municipal time deposits and other time deposits which were at a higher cost and shorter term. As noted above, time deposits decreased by $18.6 million.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

Stockholders' equity increased to $95.6 million at September 30, 1998 from the December 31, 1997 balance of $85.9 million. The increase primarily results from: net income of $8.5 million for the nine month period ended September 30, 1998; stock options exercised ($1.7 million), and a tax benefit from exercise of non-qualified stock options of $0.7 million; an increase in the net unrealized gain on securities available for sale, net of tax, of $2.0 million; and a decrease in common stock held by benefit plans ($0.3 million); partially offset by dividends paid of $2.5 million and the acquisition of 35,649 shares of treasury stock at market value for $0.7 million, in connection with the exercise of 88,103 stock options.

The Company's leverage ratio at September 30, 1998 was 9.06 percent, compared to
9.24 percent at December 31, 1997. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 15.13 percent and 16.35 percent at September 30, 1998 and 15.05 percent and 16.23 percent at December 31, 1997, respectively. In addition, the Bank and Tarrytowns exceed all current regulatory capital requirements and were in the "well-capitalized" category at September 30, 1998 and December 31, 1997.

RESULTS OF OPERATIONS

Earnings

Net income for the three month period ended September 30, 1998 was $10,000 compared to $2.9 million for the three month period ended September 30, 1997. Basic and diluted earnings per share were negligible for the three month period ended September 30, 1998, compared to $0.21 and $0.19 for basic and diluted earnings per share, respectively, for the three month period ended September 30, 1997. Net income for the three months ended September 30, 1998 includes expenses related to the acquisition of Tappan Zee including benefit payments required under employment contracts and benefit plans, investment banking fees, printing costs, and professional fees incurred in connection with the acquisition. Such expenses approximated $3.2 million after tax. Before merger related expenses, net income for the three month period ended September 30, 1998 was $3.2 million, an increase of 8.5% over the prior year period. Excluding merger related expenses, basic and diluted earnings per share were $0.23 and $0.21, reflecting increases of 9.5% and 10.5%, respectively.

For the nine month period ended September 30, 1998, net income was $8.5 million compared to $8.3 million in the prior year period, an increase of 3.2%. Basic earnings per share and diluted per share were $0.61 and $0.57 in the current year period compared to $0.59 and $0.55 in the prior year, increases of 3.4% and 3.6%, respectively. Before merger related expenses, net income for the nine month period ended September 30, 1998 was $11.7 million, an increase of 41.6%. Excluding merger related expenses, basic and diluted earnings per share was $0.84 and $0.78, respectively, reflecting increases of 42.4% and 41.8%, respectively. The nine month 1998 period also includes a reduction of tax expense, net of associated expenses, of approximately $1.9 million resulting from tax free liquidating distributions of earnings from the Bank's Real Estate Investment Trust subsidiary, U.S.B. Realty Corp. Excluding this tax benefit and merger related expenses, net income for the nine months ended September 30, 1998 was $9.8 million, or $0.65 per diluted share, 18.5% and 18.2% higher than the comparable 1997 period, respectively.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

Income before merger related expenses and income taxes, for the three month period ended September 30, 1998 increased to $4.9 million from $4.2 million in the prior year, a 16.6% increase. For the nine months ended September 30, 1998, income before merger related expenses and income taxes increased to $14.4 million compared to $12.0 million in the prior year, an increase of 19.4%. These increases reflect higher net interest income as a result of increases in earning assets, offset by a decline in the net interest spread, higher non interest income and security gains (for the nine month period) and a lower provision for loan losses as a result of improvement in the credit quality of the loan portfolio compared to the prior year, offset by lower security gains (for the three month period) and an increase in non interest expense to support increased volume and professional fees incurred in connection with the liquidation of U.S.B. Realty Corp.

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and nine month periods ended September 30, 1998, net interest income increased 13.5 percent to $11.0 million from $9.7 million, and 12.7 percent to $31.9 million from $28.3 million, respectively, compared to the prior year periods. Net interest income increased in the current year periods due to volume increases of average earning assets, partially offset by a decrease in the net interest spread. For the three and nine months ended September 30, 1998, the interest spread (yield on earning assets less cost of funds) was 3.51 and 3.55 percent compared to 3.57 and 3.73 percent in the same periods of 1997, respectively. Yields on interest earning assets decreased during the three and nine month periods ended September 30, 1998, while the cost of funds increased compared to the same periods in 1997, resulting in the negative impact on the net interest spread. The decrease in asset yields is partially as a result of lower yields available on security investments and redemptions of callable agency and other securities at higher yields, as well as declining yields on loans due to increased competition and a general decline in intermediate-term interest rates. The cost of funds increased due to the leverage strategy discussed below and growth of deposits in higher rate instruments, while costs of other deposit products generally remained stable to slightly lower due to the flat yield curve. The decrease in the spread is affected by the Company's leverage strategy of purchasing government securities funded by borrowings and/or municipal deposits at tighter spreads. Although leverage strategies result in decreasing interest spreads, they have the effect of increasing net interest income while managing interest rate risk.

Provision for Loan Losses

The provision for loan losses decreased $210,000 to $311,000 and $1,071,000 to $931,000 for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. Net charge-offs in the three and nine month periods ended September 30, 1998 totaled $109,000 and $189,000, compared to net charge-offs of $170,000 and $427,000 for the three and nine month periods ended September 30, 1997, respectively. The net charge-offs in all periods primarily relate to real estate and credit card loans. Nonaccrual loans were $4.9 million

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

and $9.1 million, respectively, at September 30, 1998 and 1997, compared to $7.3 million at December 31, 1997. After collections received on November 2, 1998, the Bank has approximately $1.1 million of loans, collateralized by cash and lease receivables, to Bennett, a lease finance company, which filed for bankruptcy during the first quarter of 1996 (see notes to Consolidated Financial Statements (Unaudited)). The Bank does not yet know the extent of losses that will be sustained on these loans, if any. However, based upon Bennett's filing, the loans were placed on nonaccrual status in March 1996. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on an ongoing basis as an integral part of the loan function, which includes the identification of past due loans, the recognition of the current economic environment and the review of the historical loan experience. Management has taken a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio and believes that the allowance for loan losses at September 30, 1998 reflects the risk elements inherent in the total loan portfolio at this time. The changes in the provision charged to income and the allowance for loan losses reflects such uncertainties on an increasing loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Non-Interest Income

Non-interest income for the three and nine months ended September 30, 1998 decreased by $39,000 to $1,160,000 and increased $371,000 to $4,055,000, respectively, compared to the same periods of 1997. The decrease for the three month period ended September 30, 1998 reflects lower security gains and gains on loans held for sale ($245,000), partially offset by increases in other fee based income. The increase for the nine month period ended September 30, 1998 primarily relates to higher net gains on securities transactions and loans held for sale ($279,000) and other income ($108,000), partially offset by a minor decrease in service charges and fees. Other income consists of ATM fees, credit card fees, loan servicing income, letter of credit fees, loan prepayments, wire transfer fees, safe deposit, and other fees.

Non-Interest Expenses

Non-interest expenses, excluding merger related expenses of $4,190,000, increased $777,000 to $6,930,000 and $2,694,000 to $20,650,000 for the three and nine month periods ended September 30, 1998, respectively, from the comparable periods in 1997. The primary reason for this increase results from an increase in the cost of salaries and other operating costs to support the growth of the Bank and Tarrytowns and expenses of $513,000 associated with the liquidation of U.S.B. Realty Corp. The following discusses each component of non-interest expense.

Salaries and benefits, the largest component of non-interest expense, increased by $584,000, or

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

17.6 percent and $1,952,000 or 20.3 percent during the three and nine month periods ended September 30, 1998, respectively, compared to the prior year periods. The increases occurred due to additional personnel employed by the Company to accommodate the increases in deposits and loans and their related services, increases in business development efforts, and annual merit increases. In addition, employee benefits increased because of higher incentive compensation programs which are based upon the Company's net income and overall financial performance (approximately $225,000 which is attributable to the liquidation of U.S.B. Realty Corp.), higher payroll taxes during 1998 due to the higher salary base and increases in the cost of other employee benefit programs such as retirement and stock plans, medical coverage, and tuition reimbursement.

The changes in the other components of non-interest expenses for the three and nine month periods ended September 30, 1998 compared to September 30, 1997, were due to the following:

o     Increase of $222,000 (21.1%) and $543,000 (17.8%), respectively, in occupancy and equipment expense. This increase is due principally to higher maintenance expenses relating to the Company's branch and computer related equipment due to increased business volume, and additional rental and depreciation expense associated with three new branch openings, as well as additional space for corporate and administrative offices.

o     Increase of $57,000 (19.9%) and $221,000 (28.4%), respectively, in advertising and business development. The increase reflects increased emphasis on marketing, and the introduction of the Bank's new ad campaign, "Do business with us, do better with us," as well as advertising expense for the new branches and other business development efforts.

o     Decrease of $61,000 (14.8%) and $72,000 (5.7%), respectively, in professional fees. The decrease relates to lower professional fees primarily associated with loan collections, foreclosures and other litigation, partially offset by professional fees of $100,000 and $366,000 associated with the liquidation of U.S.B. Realty Corp. for the three and nine month periods, respectively.

o Increase of $15,000 (8.4%) and $40,000 (7.1%), respectively, in communications is due to an increase in postage expenses as a result of higher volume related to the growth in business and new branches.

o     Increase of $36,000 (33.3%) and $105,000 (28.0%), respectively, in stationery and printing. The increase occurred due to printing costs and supplies necessitated by increased loan and deposit volume and the opening of the Suffern and New Rochelle branches of the Bank, and Tarrytowns' White Plains branch.

o Increase of $4,000 and $12,000, respectively, in FDIC insurance premiums results from higher deposit balances.

o Decrease of $80,000 (10.5%) and $107,000 (4.9%), respectively, in other expenses, primarily results from lower foreclosure related expenses and branch charge-offs.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

Income Taxes

The effective tax rates for the three and nine month periods ended September 30, 1998 and 1997 were 98.6% and 15.9%, and 29.9% and 31.1%, respectively. Due to the unusual non-recurring nature of the tax benefit associated with the U.S.B. Realty Corp. liquidation and merger related expenses incurred in connection with the acquisition of Tappan Zee, the tax provisions for the 1998 periods are computed based on the actual provision that would be incurred as of periods reported. The higher effective tax rate for the three month period ended September 30, 1998 reflects a significant portion of merger related expenses that are not anticipated to be deductible for federal and state income tax purposes. The lower effective tax rate for the nine month period ended September 30, 1998 reflects lower federal and state taxes as a result of tax benefits associated with the liquidation of U.S.B. Realty Corp., partially offset by the effects of non-deductible merger related expenses.

Year 2000 Issue

The Company continues to monitor the Year 2000 ("Y2K") issue. The Company has identified all information technology ("IT") systems and non-IT systems (primarily telephone, vault and security systems that include micro-processes) and evaluated their status as to Y2K readiness.

All significant IT and non-IT systems are vendor supported. Vendors have represented to the Company that all significant systems are or will be Y2K compliant. In particular, the Company's major core system software vendor has certified that its software is Y2K compliant. For those systems not yet compliant, software vendors are in the process of providing updates to ensure such systems are compliant. The Company has further determined which systems are mission critical, i.e., those systems that are critical to the Company's ability to operate and provide service to its customers without any interruption to the Company's normal business operations. Each of these systems have been certified or represented by its vendor that they are or will be Y2K compliant. These systems include the IBM AS-400 computer, Kirchman D-3000 (core banking) system, ATM systems, Automated Clearing House (ACH) system, and CR (communications) system. The Company is in the process of testing each system and an overall Y2K testing plan is being developed. An additional IBM AS-400 computer has been leased to facilitate and complete testing in a controlled production environment. All testing of mission critical systems is anticipated to be completed by December 31, 1998, except for the ATM network testing which should be completed in the first quarter of 1999.

Upon completion of testing of all mission critical systems, systems identified as significant but not mission critical, i.e. systems for which alternative processes are available but provide a significant level of efficiency, will be tested. Testing of these systems is expected to be completed during the first quarter of 1999.

The Company is also evaluating significant customers' Y2K readiness and/or progress toward Y2K compliance to evaluate the potential impact on the Company for their failure to remediate their Y2K issues. In this connection, the Company has designed a Y2K risk assessment process. Customers with potential Y2K issues have been identified and the Company has taken steps to

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

mitigate the impact of such issues to the Company. In addition, the Company has implemented a loan policy which requires an evaluation of the Y2K status for each loan customer prior to approving a new loan or renewal of an existing loan. The Company is also in the process of evaluating the impact of loan customers' Y2K status on the allowance for loan losses. Any such impact is not expected to be material to the consolidated financial condition of the Company.

The Company is also evaluating the potential impact of the Y2K readiness of other significant vendors, particularly utility companies. To the Company's knowledge, the major utility companies serving the Company have made representations in their public documents that they believe the possibility of significant Y2K problems will be significantly reduced with the implementation of their Y2K plans.

The worst case Y2K scenario would involve no utility service, mission critical system failure and Federal Reserve, Clearing House and ACH failure. In this circumstance, the Company would be required to significantly curtail its operations. Preparation of paper reports prior to year end 1999 will allow the Company to monitor limited business activity. However, processing of accruals, customer statements and the like would not be practical. The Company has not yet developed a Y2K contingency plan. It is expected that mission critical systems will be compliant based on their original design (i.e. designed to include a four digit year or are not date sensitive), planned or completed Y2K remediation, the vendors' certification and representations regarding Y2K compliance, testing completed to date and testing to be completed by year end 1998. A contingency plan will be prepared for the event that a mission critical system is not Y2K compliant in the Company's operating environment and cannot be immediately remediated or for Federal Reserve, Clearing House, ACH and major vendor and/or utility service failure. For other significant systems, an alternative process exists and such process will be utilized as a contingent process if a significant system fails to be Y2K compliant.

The Company's Y2K Committee reports progress to the Company's and Bank's Board of Directors on a quarterly basis. There can be no guarantee that the systems of other entities on which the Company's systems rely will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company's Y2K project costs have been less than $50,000 to date. The estimates to complete the Y2K project is $250,000. Such costs are being expensed as incurred. Y2K project costs will be funded through normal operating cash flow and include approximately $75,000 of costs that are part of the Company's IT Capital budget. The cost of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. No major IT projects have been deferred due to the Company's Y2K efforts.

The Company will continue to evaluate all issues with respect to the Y2K problem to minimize the impact on its operations and financial condition.

U.S.B. HOLDING CO., INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk at December 31, 1997 were reported in the Company's 1997 Annual Report on Form 10-K. There have been no material changes in the Company's market risk exposures at September 30, 1998 compared to December 31, 1997. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively. However, as disclosed in Notes to Consolidated Financial Statements (Unaudited), two interest rate contracts were in place as of September 30, 1998 to manage the Company's interest rate exposure. The Company has not entered into any new derivative financial instruments during the nine months ended September 30, 1998.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at September 30, 1998 as compared to December 31, 1997. As a result of certain asset/liability management strategies and increases in cash flow from the security portfolio due to lower interest rates, the Company's "Static Gap" at September 30, 1998 has decreased to a negative $65.5 million in the one year time frame from a negative $111.9 million at December 31, 1997 (as adjusted for inclusion of the Tappan Zee acquisition). If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

      PART II - OTHER INFORMATION

U.S.B. HOLDING CO., INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 19, 1998, the shareholders of Tappan Zee Financial, Inc. approved the adoption of the Agreement and Plan of Merger between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. dated as of March 6, 1998. At the record date (July 2, 1998), there were 1,478,062 shares outstanding and entitled to vote. A majority of the outstanding shares was required for approval. Votes for were 1,018,872 shares, votes against were 15,243 shares, and votes abstained were 2,660 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.       Exhibit
-----------       -------

(3) (a) Amended and restated Certificate of Incorporation, as amended, of Registrant (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Exhibit (3)(a)).

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

(4) (c) Amended and Restated Declaration of Trust of Union State Capital Trust I (incorporated herein by reference to Registrant's 1996, 10-K, Exhibit (4)(c)).

(10) (a) Agreement of Employment dated as of July 1, 1994 between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit (10)(a)).

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.       Exhibit
-----------       -------

(10) (d) Registrant's Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (incorporated herein by reference from Registrant's 1993 10-K, Exhibit (10)(d)).

(10) (e) Registrant's Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference from Registrant's Form S-3 Registration Statement, file No. 33-72788).

(10) (f) Registrant's Director Stock Option Plan (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(f)).

(10) (g) Registrant's Key Employees' Supplemental Investment Plan, as amended July 1, 1997 (incorporated herein by reference to Registrant's Form 11-K for the year ended December 31, 1996).

(10) (h) Purchase Agreement, dated January 31, 1997, by and among Registrant, Union State Capital Trust I and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(h)).

(10) (i) Registration Rights Agreement, dated February 5, 1997, by and among Registrant, Union State Capital Trust I and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(i)).

(10) (j) Registrant's 1997 Employee Stock Option Plan (incorporated herein by reference to Registrant's proxy statement filed April 18, 1997).

(10) (k) Agreement and Plan of Merger, dated as of March 6, 1998, between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K dated as of March 6, 1998).

(10) (l) Stock Option Agreement, dated as of March 6, 1998, between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K dated as of March 6, 1998).

(10) (m) Registrant's 1998 Director Stock Option Plan (incorporated herein by reference from Registrant's Registration Statement on Form S-8 filed June 5, 1998, Exhibit (10)(d)).

(10) (n) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Employee Option Plan") (incorporated herein by reference to Exhibit A to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1996 Annual Meeting of Shareholders (the "Tappan Zee 1996 Proxy Statement").

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.       Exhibit
-----------       -------

(10) (o) Amendment No. 1 to the Employee Option Plan (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "Tappan Zee 1997 10-K"), Exhibit 10.1.1).

(10) (p) Amendment No. 2 to the Employee Option Plan (incorporated herein by reference to Exhibit A to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1997 Annual Meeting of Shareholders (the " Tappan Zee 1997 Proxy Statement").

(10) (q) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors ("Outside Director Option Plan") (incorporated herein by reference to Exhibit B to the Tappan Zee 1996 Proxy Statement).

(10) (r) Amendment No. 1 to the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).

(10) (s) Amendment No. 2 to the Outside Director Option Plan (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

(10) (t) Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Officers and Employees ("Employee RRP") (incorporated herein by reference to Exhibit C to the Tappan Zee 1996 Proxy Statement).

(10) (u) Amendment No. 1 to the Employee RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.3.1 ).

(10) (v) Amendment No. 2 to the Employee RRP (incorporated herein by reference to Exhibit C to the Tappan Zee 1997 Proxy Statement).

(10) (w) Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Outside Directors ("Outside Director RRP") (incorporated herein by reference to Exhibit D to the Tappan Zee 1996 Proxy Statement).

(10) (x) Amendment No. 1 to the Outside Director RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.4.1).

(10) (y) Amendment No. 2 to the Outside Director RRP (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy Statement).

(10) (z)          Employee Stock Ownership Plan of Tappan Zee Financial, Inc.
                  and Certain Affiliates, as amended (incorporated herein by reference to Tappan Zee Financial Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "Tappan Zee 1996 10-K"), Exhibit 10.6).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.       Exhibit
-----------       -------

(10) (aa)         Loan Agreement to the Employee Stock Ownership Plan Trust of
                  Tappan Zee Financial, Inc. and Certain Affiliates
                  (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.7).

(10) (bb)         Tarrytowns Bank Deferred Compensation Plan for Directors of
                  Tarrytowns Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1, No. 33-94128, filed on
                  June 30, 1995, as amended (the "Tappan Zee Registration
                  Statement"), Exhibit 10.7).

(10) (cc)         Retirement Plan for Board Members of Tappan Zee Financial,
                  Inc. and Certain Affiliates, adopted effective as of October
                  5, 1995 (incorporated herein by reference to the 1996 10-K, Exhibit 10.9).

(10) (dd)         Consulting Agreement by and between Tarrytowns Bank, FSB and
                  Stephen C. Byelick, dated effective as of August 31, 1998.*

(10) (ee)         Employment Agreement by and between Tarrytowns Bank, FSB and
                  Harry G. Murphy, dated effective as of August 31, 1998.*

(10) (ff)         Employee Retention Agreement by and among Tappan Zee
                  Financial, Inc. Tarrytowns Bank, FSB and Christina Vidal, effective as of October 5, 1995 (incorporated herein by reference to the 1996 10-K, Exhibit 10.15).

(10) (gg)         Employee Retention Agreement by and among Tappan Zee
                  Financial, Inc., Tarrytowns Bank, FSB and Margaret E. Sampson, effective as of October 5, 1995 (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.16).

(10) (hh)         Employee Retention Agreement by and among Tappan Zee
                  Financial, Inc., Tarrytowns Bank, FSB and Valerie Wilson, effective as of October 5, 1995 (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.17).

(10) (ii)         Forms of Stock Option Agreement by and between Tappan Zee
                  Financial, Inc. and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director
                  Option Plan (incorporated herein by reference to the Tappan
                  Zee 199710-K, Exhibit 10.16).

(10) (jj)         Forms of Restricted Stock Award Notices to award recipients, pursuant to the Employee RRP and the Outside Director RRP
                  (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.17).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.       Exhibit
-----------       -------

(11)              Computation of earnings per share.*

(27)              Financial Data Schedule.*

*Filed Herewith.

(B) Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended September 30, 1998:

      o     Current report on Form 8-K dated as of July 16, 1998 reported under item 5, "Other Events," that the Company issued a press release reporting certain operating results for the Company for the quarter ended June 30, 1998.

      o Current reports on Form 8-K dated as of August 19 and 20, 1998 reported under item 5, "Other Events," that the Company issued a press release on August 19, 1998 reporting that it had received approval for its acquisition of Tappan Zee Financial, Inc. from the Board of Governors of the Federal Reserve Bank, and issued a press release on August 20, 1998 reporting that it received approval for the acquisition by the Office of Thrift Supervision and by the shareholders of Tappan Zee.

      o Current report on Form 8-K dated as of August 31, 1998 reported under Item 5, "Other Events," that a press release was issued announcing that the Company had completed its acquisition of Tappan Zee Financial, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 1998.

                            U.S.B. HOLDING CO., INC.



/s/ Thomas E. Hales                          /s/ Steven T. Sabatini
--------------------------------------------------------------------------------

Thomas E. Hales                              Steven T. Sabatini
Chairman of the Board, President,            Senior Executive Vice President,
Chief Executive Officer and Director         Chief Financial Officer and
                                             Assistant Secretary
                                             (Principal Financial and
                                             Accounting Officer)