Form 10-Q/A
period 1998-09-30
USB HOLDING CO INC
filed 1999-01-27
CIK 707805

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q/A
                                   -----------

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


                             YES    /X/           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                   OUTSTANDING AT NOVEMBER 4, 1998
                -----                   -------------------------------
        Common stock, par value
               $0.01 per share                     14,392,513

        FORM 10Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 1998 INCLUDES A RESTATED FINANCIAL DATA SCHEDULE (EXHIBIT 27) WITH PRIOR PERIOD INFORMATION RELATING TO THE ACQUISITION OF TAPPAN ZEE FINANCIAL, INC. BY U.S.B. HOLDING CO., INC., WHICH WAS COMPLETED ON AUGUST 31, 1998.

                           PART II - OTHER INFORMATION

U.S.B. HOLDING CO., INC.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
-------         --------------------------------
(A)   Exhibits

Exhibit No.     Exhibit
-----------     -------

(3)(a) Amended and restated Certificate of Incorporation, as amended, of Registrant (incorporated herein by reference to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                1998, Exhibit (3)(a)).

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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
-------         --------------------------------
(A)   Exhibits

Exhibit No.     Exhibit
-----------     -------

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

(10)(n) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Employee Option Plan") (incorporated herein by reference to Exhibit A to Tappan Zee Financial, Inc.'s Proxy
                Statement for use in connection with its 1996 Annual Meeting of Shareholders (the "Tappan Zee 1996 Proxy Statement").

(10)(o) Amendment No. 1 to the Employee Option Plan (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on
                Form 10-K for the fiscal year ended March 31, 1997 (the "Tappan
                Zee 1997 10-K"), Exhibit 10.1.1).



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
-------         --------------------------------
(A)   Exhibits

Exhibit No.     Exhibit
-----------     -------

(10)(p) Amendment No. 2 to the Employee Option Plan (incorporated herein by reference to Exhibit A to Tappan Zee Financial, Inc.'s Proxy
                Statement for use in connection with its 1997 Annual Meeting of Shareholders (the " Tappan Zee 1997 Proxy Statement").

(10)(q)         Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside
                Directors ("Outside Director Option Plan") (incorporated herein by reference to Exhibit B to the Tappan Zee 1996 Proxy
                Statement).

(10)(r)         Amendment No. 1 to the Outside Director Option Plan
                (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).

(10)(s)         Amendment No. 2 to the Outside Director Option Plan
                (incorporated herein by reference to Exhibit B to the Tappan Zee
                1997 Proxy Statement).

(10)(t) Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Officers and Employees ("Employee RRP") (incorporated herein by reference to Exhibit C to the Tappan Zee 1996 Proxy
                Statement).

(10)(u) Amendment No. 1 to the Employee RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.3.1 ).

(10)(v) Amendment No. 2 to the Employee RRP (incorporated herein by reference to Exhibit C to the Tappan Zee 1997 Proxy Statement).

(10)(w) Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Outside Directors ("Outside Director RRP") (incorporated herein by reference to Exhibit D to the Tappan Zee 1996 Proxy
                Statement).

(10)(x) Amendment No. 1 to the Outside Director RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.4.1).

(10)(y) Amendment No. 2 to the Outside Director RRP (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy
                Statement).

(10)(z)         Employee Stock Ownership Plan of Tappan Zee Financial, Inc. and
                Certain Affiliates, as amended (incorporated herein by reference to Tappan Zee Financial Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "Tappan Zee 1996
                10-K"), Exhibit 10.6).

(10)(aa)        Loan Agreement to the Employee Stock Ownership Plan Trust of
                Tappan Zee Financial, Inc. and Certain Affiliates (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.7).



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
-------         --------------------------------
(A)   Exhibits

Exhibit No.     Exhibit
-----------     -------

(10)(bb)        Tarrytowns Bank Deferred Compensation Plan for Directors of
                Tarrytowns Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1, No. 33-94128, filed on June
                30, 1995, as amended (the "Tappan Zee Registration Statement"),
                Exhibit 10.7).

(10)(cc)        Retirement Plan for Board Members of Tappan Zee Financial, Inc.
                and Certain Affiliates, adopted effective as of October 5, 1995
                (incorporated herein by reference to the 1996 10-K, Exhibit
                10.9).

(10)(dd)        Consulting Agreement by and between Tarrytowns Bank, FSB and
                Stephen C. Byelick, dated effective as of August 31, 1998.*

(10)(ee)        Employment Agreement by and between Tarrytowns Bank, FSB and
                Harry G. Murphy, dated effective as of August 31, 1998.*

(10)(ff)        Employee Retention Agreement by and among Tappan Zee Financial,
                Inc. Tarrytowns Bank, FSB and Christina Vidal, effective as of
                October 5, 1995 (incorporated herein by reference to the 1996
                10-K, Exhibit 10.15).

(10)(gg)        Employee Retention Agreement by and among Tappan Zee Financial,
                Inc., Tarrytowns Bank, FSB and Margaret E. Sampson, effective as of October 5, 1995 (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.16).

(10)(hh)        Employee Retention Agreement by and among Tappan Zee Financial,
                Inc., Tarrytowns Bank, FSB and Valerie Wilson, effective as of
                October 5, 1995 (incorporated herein by reference to the Tappan
                Zee 1996 10-K, Exhibit 10.17).

(10)(ii)        Forms of Stock Option Agreement by and between Tappan Zee
                Financial, Inc. and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan
                (incorporated herein by reference to the Tappan Zee 199710-K, Exhibit 10.16).

(10)(jj) Forms of Restricted Stock Award Notices to award recipients, pursuant to the Employee RRP and the Outside Director RRP
                (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.17).

(11)            Computation of earnings per share.*

(27)            Financial Data Schedule.**


*       Previously filed with Form 10-Q on November 13, 1998.
**      Filed Herewith.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
-------         --------------------------------

(B)     Reports on Form 8-K

                The following reports on Form 8-K were filed during the quarter ended September 30, 1998:

                - Current report on Form 8-K dated as of July 16, 1998 reported under item 5, "Other Events," that the Company issued a press release reporting certain operating results for the Company for the quarter ended June 30, 1998.

                - Current reports on Form 8-K dated as of August 19 and 20, 1998 reported under item 5, "Other Events," that the Company issued a press release on August 19, 1998 reporting that it had received approval for its acquisition of Tappan Zee
                  Financial, Inc. from the Board of Governors of the Federal
                  Reserve Bank, and issued a press release on August 20, 1998 reporting that it received approval for the acquisition by the Office of Thrift Supervision and by the shareholders of Tappan Zee.

                - Current report on Form 8-K dated as of August 31, 1998
                  reported under Item 5, "Other Events," that a press release was issued announcing that the Company had completed its acquisition of Tappan Zee Financial, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on January 22, 1999.

                            U.S.B. HOLDING CO., INC.



/s/ Thomas E. Hales                             /s/ Steven T. Sabatini
------------------------------------            -------------------------------
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