Form 10-K405
period 1998-12-31
USB HOLDING CO INC
filed 1999-03-30
CIK 707805

USB[LOGO]
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File number 1-12811

                            U.S.B. HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)

                              -------------------

          Delaware                                       36-3197969
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Dutch Hill Rd., Orangeburg, New York                   10962
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (914) 365-4600

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
     Title of each Class                              which registered
     -------------------                          -----------------------
Common Stock ($0.01 par value)                    American Stock Exchange

                              -------------------

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

      Class                                 Outstanding at February 26, 1999
      -----                                 --------------------------------
   Common Stock                                     16,013,113 Shares
($0.01 par value)

The aggregate market value on February 26, 1999 of voting stock held by non-affiliates of the Registrant was approximately $134,141,000.

Documents incorporated by reference:

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference in Part II of this report.

Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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

      Union State Bank (the "Bank"), the Company's commercial banking subsidiary, is a New York chartered commercial bank established in 1969. The Bank offers a wide range of banking services to individuals, municipalities, corporations and small and medium-size businesses through its 20 retail banking facilities and a limited branch office in Westchester County. The Bank's corporate offices are located in Rockland County. The Bank's products and services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, business, personal, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs) and has a remote banking service for business customers. The deposits of the Bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act of 1950, as amended ("FDIA").

      In 1996, the Bank formed a wholly-owned subsidiary, U.S.B. Realty Corp. ("Realty Corp."), primarily for the purpose of acquiring and managing a portfolio of loans collateralized by real estate and other investment securities previously owned by the Bank. Realty Corp. was dissolved on October 29,1998.

      In 1997, the Bank established two new nonbank wholly-owned subsidiaries. Dutch Hill Realty Corp. owns and operates certain real estate acquired in foreclosure from the Bank. U.S.B. Financial Services, Inc. will begin to offer sales of various financial products, such as mutual funds, stocks and bonds, annuities and life insurance in 1999. Such sales will be offered through an arrangement with a third party brokerage and insurance firm specializing in bank financial product sales.

      Tarrytowns Bank, FSB ("Tarrytowns") was acquired by the Company on August 31, 1998. Tarrytowns also provides a wide range of services, similar to that of the Bank. Tarrytowns is a federally chartered thrift institution located in Tarrytown, New York. Tarrytowns' deposits are insured to the extent permitted by law pursuant to the FDIA.

      TPNZ Preferred Funding Corporation, a wholly-owned subsidiary of Tarrytowns, is a Real Estate Investment Trust formed in 1998 for the purpose of investing in certain mortgage-backed and other securities and mortgage loans.

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

      Union State Bank and Tarrytowns Bank, FSB, are collectively referred to herein as the "Banks."

Employees

      As of December 31, 1998, the Company employed a total of 255 full-time and 27 part-time employees. The Company and its subsidiaries provide a variety of benefit plans, including group life, health, and stock ownership plans. Management considers its employee relations to be satisfactory.

Competition

      The Bank's main office and fourteen of its branch offices are located in Rockland County, New York. Six of the Bank's branch offices and the two Tarrytowns' offices are located in Westchester County, New York. The Bank also has a limited branch office which only closes loans and disburses funds in Tarrytown, New York. The Company's current market shares are approximately 13.0 percent and 1.0 percent of Rockland and Westchester deposits, respectively.

      The Bank is the largest independent bank headquartered in Rockland County and has been successful in penetration of the Westchester market. The Bank believes it is able to attract and retain customers because of its knowledge of its local markets, and the ability of its professional staff to provide a high degree of service to its customers. Tarrytowns has a significant market

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

share, 25.0 percent, in its primary service area of Tarrytown and Sleepy Hollow, New York, and primarily attracts consumer business due to its high level of service and competitive products and rates. Within its market area, the Bank and Tarrytowns encounter competition from many other financial institutions offering comparable products. These competitors include other commercial banks (both locally based independent banks and local offices of major New York City commercial banks) and savings banks, as well as mortgage bankers, savings and loan associations and credit unions. In addition, the Bank and Tarrytowns experience competition in marketing some of its services from the local operations of insurance companies and brokerage firms.

      The Company expects to continue to expand by opening new retail branches, enhancing computerized and telephonic delivery channels, and expanding loan originations in its market area. Acquisitions of other smaller financial institutions and branches will be considered to supplement growth in the Company's present markets and in contiguous markets.

Supervision and Regulation

      The references under this heading to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

      The Company, as a "bank holding company" under the Bank Holding Company Act of 1956 (the "BHC Act"), is regulated and examined by the Board of Governors of the Federal Reserve System (the "FRB") and is required to file with the FRB an annual report and such other information as may be required. The BHC Act restricts the business activities and acquisitions that may be engaged in or made by the Company. The FRB may make examinations of the Company and has the authority (which it has not exercised) to regulate provisions of certain bank holding company debt. The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank which is not already majority-owned. Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. A national or state bank may also establish a de novo branch out of state if such branching is expressly permitted by the other state.

      The BHC Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is engaging in, or acquiring shares of a company engaged in, activities found by the FRB, by order or regulations, to be so closely related to banking or the management of banks as to be a proper incident thereto. Activities determined by the FRB to be so closely related to banking within the meaning of the BHC Act include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The FRB also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance unrelated to credit transactions, are not closely related to banking and therefore are not a proper incident thereto.

      Effective April 21, 1997, the FRB completed a major revision of its regulations affecting bank holding companies and their nonbank subsidiaries. These revisions expand the list of nonbank activities permitted (see above) and significantly liberalize the FRB's approval process of nonbank activities. In addition, the new rules remove tying restrictions on bank holding companies and their nonbank subsidiaries and create exceptions from statutory restrictions on bank tying arrangements to allow banks greater flexibility in packaging their products with affiliates. The new rules also streamline the bank acquisition application process for "well managed," "well capitalized" institutions, with satisfactory or better Community Reinvestment Act records.

      The Company is a legal entity separate and distinct from its subsidiaries. The ability of holders of debt and equity securities of the Company to benefit from the distribution of assets from any subsidiary upon the liquidation or reorganization of such subsidiary is subordinate to prior claims of creditors of the subsidiary (including depositors in the case of banking subsidiaries), except to the extent that a claim of the Company as a creditor may be recognized.

      There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer

--------------------------------------------------------------------------------

funds to the Company or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Banks. Federal and state bank regulatory agencies also have the authority to limit further the Banks' payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary banks, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 1998, the Bank and Tarrytowns could have declared additional dividends of approximately $27.6 million and $1.1 million, respectively, to the Company without prior regulatory approval.

      Under the policy of the FRB, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not do so absent such policy. In addition, any subordinated loans by the Company to the Banks would also be subordinate in right of payment to depositors and obligations to general creditors of such subsidiary banks.

      The Bank is organized under the Banking Law of the State of New York. Its operations are subject to Federal and State laws applicable to commercial banks and to extensive regulation, supervision and examination by the Superintendent of Banks and the Banking Board of the State of New York, as well as by the Federal Deposit Insurance Corporation ("FDIC"), as its primary Federal regulator and insurer of deposits. The Superintendent of Banks and the FDIC examine the affairs of the Bank for the purpose of determining its financial condition and compliance with laws and regulations.

      Tarrytowns is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS"), as its chartering agency and primary Federal regulator, and the FDIC, as its deposit insurer. Tarrytowns must file reports with the OTS and FDIC concerning its activities and financial condition. The OTS and the FDIC conduct periodic examinations to assess Tarrytowns' compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the Federal deposit insurance fund and depositors.

      The OTS, the FDIC and the New York Superintendent of Banks have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies whether by the OTS, the FDIC, Congress, the New York Superintendent of Banks or the New York Legislature could have a material adverse impact on the Bank or Tarrytowns, as the case may be.

      The Company is subject to risk-based capital and leverage guidelines issued by the FRB. The Bank and Tarrytowns, as institutions whose deposits are insured by the FDIC, are subject to similar guidelines. These guidelines are utilized to evaluate capital adequacy. The regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 1998, the Bank and Tarrytowns were "well-capitalized." See Management's Discussion and Analysis of Financial Condition and Results of Operations under Capital Resources, and Note 12 to the Consolidated Financial Statements.

      Federal laws and regulations also limit, with certain exceptions, the ability of banks and thrifts to engage in activities or make equity investments that are not permissible for national banks. The Company does not expect such provisions to have a material adverse effect on the Banks or the Company.

      The Company plans to merge Tarrytowns with and into the Bank in 1999, and has filed applications with the New York State Banking Department and the Federal Deposit Insurance Corporation ("FDIC") for approval of such merger.

Government Monetary Policies and Economic Controls

      The earnings and growth of the banking industry, the Company, and the Banks are affected by general economic conditions, as well as by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Its policies are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.

      In view of changing conditions in the national economy and the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made by the Company as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and the Banks.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

ITEM 2. PROPERTIES

      The main office of the Company and the Bank, including the Executive Offices, Finance, Commercial and Consumer Loan, Loan Administration, Human Resources, Internal Audit, Operations Center, Transit and Data Processing Departments, and Marketing Departments, is located at its Corporate Headquarters which is owned by the Bank at 100 Dutch Hill Road, Orangeburg, New York. The Bank's main branch is located at 46 College Avenue, Nanuet, New York in premises which are leased by the Bank. The Bank also has a limited purpose branch located at 660 White Plains Road in Tarrytown, New York which may originate loans and disburse funds, and a residential mortgage loan office located in Nanuet, New York. Both of these locations are leased. The Company also owns other real property in Orange County, where it may open a future branch of the Bank.

      In addition to the main office in Nanuet, the Bank operates thirteen branches in Rockland County, New York: 270 South Little Tor Road, New City; 87 Route 59, Monsey; 115 South Main Street, New City; 45 Kennedy Drive, Spring Valley; 35 South Liberty Drive, Stony Point; One Broadway, Haverstraw; Route 9W and Railroad Avenue, West Haverstraw; 338 Route 59, Central Nyack; 230 North Middletown Road, Pearl River; 747 Chestnut Ridge Road, Chestnut Ridge; 7 College Avenue, Nanuet; 65 Dutch Hill Road, Orangeburg; and 59 Route 59, Suffern. The premises of the Little Tor Road, Spring Valley, Central Nyack, Chestnut Ridge, Nanuet, and Orangeburg branch offices are leased, while the other Rockland branch offices are owned by the Bank. The Bank also operates six branches in Westchester County, New York: 131 Central Avenue, Tarrytown; 299 Bedford Road, Bedford Hills; and 3000 East Main Street, Peekskill, which are owned, and leased locations at 76 Virginia Road, North White Plains; 88 Croton Avenue, Ossining; and 28 Le Count Place, New Rochelle.

      Tarrytowns owns and operates its main office branch at 75 North Broadway, Tarrytown, New York. Tarrytowns also leases from the Bank (which in turn leases such premises from a third party) a location at 60 Mitchell Place, White Plains, New York.

      In the opinion of management, the premises, fixtures, and equipment used by the Company and the Banks are adequate and suitable for the conduct of their businesses. All the facilities are well maintained and provide adequate parking.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information and Holders

      The Company's common stock was held of record as of February 26, 1999 by approximately 1,500 shareholders and has been listed on the American Stock Exchange since April 16, 1997. Prior to such listing, the Company's common stock was traded sporadically in the over-the-counter market and in private transactions.

      The common stock price information below is based on transactions as reported by the American Stock Exchange since its listing on April 16, 1997, and prior to April 16,1997, based on data from National Quotation Bureau, Inc., a service which accumulates security price quotations from broker-dealers and reports high and low bid prices for the Company's common stock. Prices quoted by the American Stock Exchange or National Quotation Bureau, Inc. (or actual sale prices where no such quote is available), adjusted for the 10% stock dividend to shareholders in December 1998, are as follows:

--------------------------------------------------------------------------------
                                           1998                  1997
                                     High        Low       High        Low
--------------------------------------------------------------------------------
First Quarter                       $23.64     $17.95     $12.50     $ 7.61
Second Quarter                       22.78      17.95      15.34      11.19
Third Quarter                        19.09      12.27      15.56      13.86
Fourth Quarter                       17.19      12.39      24.31      13.64
First Quarter 1999, through
    February 26, 1999                16.13      14.63
================================================================================
      The foregoing prices represent quotations without adjustment for retail markup, markdown or commission.

      Under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan"), which has been suspended since

--------------------------------------------------------------------------------

1996, participants were permitted to reinvest cash dividends in common stock at 100 percent of the current market price (as determined under the Plan). In the third quarter of 1994, a stock purchase feature of the Plan was added to allow stockholders to purchase at fair market value up to $2,500 of common stock per quarter.

Dividends

      The Board of Directors of the Company has adopted a policy of paying quarterly cash dividends to holders of its common stock. In 1998, quarterly cash dividends were paid as follows: $0.052 to shareholders of record on March 31; $0.056 per share to shareholders of record on June 30; and $0.055 to shareholders of record on September 30 and December 31. In 1997, quarterly cash dividends of $0.044 per share were paid to shareholders of record on March 31 and June 30, and $0.048 per share to shareholders of record on September 30, and $0.041 to shareholders of record on December 31.

      A stock dividend of 10 percent was declared by the Company for shareholders of record on December 7, 1998 and distributed on December 21, 1998. In addition, a two-for-one stock split in the form of 100% stock dividend was declared for stockholders of record on December 15, 1997, and distributed on December 24, 1997.

      Any funds which the Company may require in the future to pay cash dividends, as well as various Company expenses, are expected to be obtained by the Company chiefly in the form of cash dividends from the Banks and secondarily from other Stock Option Plans. The ability of the Company to declare and pay dividends in the future will depend not only upon its future earnings and financial condition, but also upon the future earnings and financial condition of the Banks and its nonbank subsidiaries and upon the ability of the Bank and Tarrytowns to transfer funds to the Company in the form of cash dividends and otherwise. The Company is a separate and distinct legal entity from its subsidiaries. The Company's right to participate in any distribution of the assets or earnings of its subsidiaries is subject to prior claims of creditors of the subsidiaries.

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

      OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. Generally, at least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, which is a subsidiary of a savings and loan holding company. Capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association which is a subsidiary of a savings and loan holding company, that has capital in excess of all regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to 100% of its net earnings to date during the calendar year plus the amount of its retained earnings for the preceding two years. Because the Company is not a savings and loan holding company, the prior notice requirement does not apply for Tarrytowns. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, Tarrytowns would be prohibited from making any capital distribution if, after the distribution, it failed to meet its minimum capital requirements.

      The Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the junior subordinated debt or the Capital Securities issued in February 1997, or if the Company elects to defer payment for up to five years as permitted under the terms of such junior subordinated debt and Capital Securities.

      The payment of dividends by the Company may also be limited by the Federal Reserve Board's capital adequacy and dividend payment guidelines applicable to bank holding companies (see Item 1 - Business-Supervision and Regulation). Under these guidelines, the Company may not pay any

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

dividends on shares of the Company's common stock until such time as its debt to equity ratio (as defined, including long-term debt qualifying as capital) is below 30 percent.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this Item is incorporated by reference from the table entitled "Selected Financial Data" of the Company's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this Item is incorporated by reference from the Company's 1998 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated by reference from the Company's 1998 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is incorporated by reference from the Company's 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

                                    PART III

      The information required by Items 10, 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders which will be filed with the Commission not later than 120 days after December 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Documents Filed as a Part of this Report:

1. and 2. Financial Statements and Schedules

      The following financial statements and schedules of the Company and its subsidiaries are incorporated in Item 8 by reference from the Company's 1998 Annual Report to Shareholders:

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED STATEMENTS OF CONDITION, DECEMBER 31, 1998 AND 1997

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Supplemental Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and the Notes thereto.

3. EXHIBITS

Exhibit No.       Exhibit

(3) (a) Amended and Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998Exhibit ((3)(a)).

(3) (b) Bylaws of Registrant (incorporated herein by reference from Registrant's Registration Statement on Form S-14 (file no. 2-79734), Exhibit 3(b)).

--------------------------------------------------------------------------------

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

(10) (a) Agreement of Employment dated as of November 16, 1998 between the Company and the Bank and Thomas E. Hales.*

(10) (b) Agreement of Employment dated as of November 16, 1998 between the Company and the Bank and Raymond J. Crotty.*

(10) (c) Agreement of Employment dated as of November 16, 1998 between the Company and the Bank and Steven T. Sabatini.*

(10) (d) Registrant's 1984 Incentive Stock Option Plan (incorporated herein by reference from Form S-8 Registration Statement, file No. 2-90674, Exhibit 28 (b)).

(10) (e) Registrant's 1993 Incentive Stock Option Plan (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 10-K"), Exhibit (10)(c)).

(10) (f) Registrant's Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (incorporated herein by reference from Registrant's 1993 10-K, Exhibit (10)(d)).

(10) (g) Registrant's Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference from Registrant's Form S-3 Registration Statement, file No. 33-72788).

(10) (h) Registrant's Director Stock Option Plan (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(f)).

(10) (i) Registrant's 1998 Director Stock Option Plan (incorporated herein by reference to Registrant's Form S-8 Registration Statement, filed June 5, 1998, Exhibit (10)(d)).

(10) (j) Registrant's Key Employees' Supplemental Investment Plan, as amended July 1, 1997 and September 1, 1998.*

(10) (k) Registrant's Key Employees' Supplemental Diversified Investment Plan, dated September 1, 1998.*

(10) (l) Purchase Agreement, dated January 31, 1997, by and among Registrant, Union State Capital Trust I and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(h)).

(10) (m) Registration Rights Agreement, dated February 5, 1997, by and among Registrant, Union State Capital Trust I and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(i)).

(10) (n) Registrant's 1997 Employee Stock Option Plan (incorporated herein by reference to Registrant's Proxy Statement filed April 18, 1997).

(10) (o) Agreement and Plan of Merger, dated as of March 6, 1998, between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K dated as of March 6, 1998).

(10) (p) Stock Option Agreement, dated as of March 6, 1998, between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K dated as of March 6, 1998).

(10) (q) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Employees Stock Option Plan") (incorporated herein by reference to Exhibit B to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1996 annual meeting ("Tappan Zee 1996 Proxy Statement")).

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

(10) (r) Amendment No. 1 to the Employees Stock Option Plan (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "Tappan Zee 1997 10-K"), Exhibit 10.1.1).

(10) (s) Amendment No. 2 to the Employees Stock Option Plan (incorporated herein by reference to Exhibit A to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1997 Annual Meeting of shareholders (the "Tappan Zee 1997 Proxy Statement")).

(10) (t) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors ("Outside Director Option Plan") (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

(10) (u) Amendment No. 1 to the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).

(10) (v) Amendment No. 2 to the Outside Director Option Plan (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

(10) (w) Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Officers and Employees ("Employee RRP") (incorporated herein by reference to Exhibit B to the Tappan Zee 1996 Proxy Statement).

(10) (x) Amendment No. 1 to the Employee RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.3.1).

(10) (y) Amendment No. 2 to the Employee RRP (incorporated herein by reference to Exhibit C to the Tappan Zee 1997 Proxy Statement).

(10) (z) Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Outside Directors ("Outside Directors RRP") (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy Statement).

(10) (aa)    Amendment No. 1 to the Outside Directors RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.4.1).

(10) (bb)    Amendment No. 2 to the Outside Directors RRP (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy Statement).

(10) (cc)    Employee Stock Ownership Plan of Tappan Zee Financial, Inc. and
             Certain Affiliates, as amended.*

(10) (dd)    Loan Agreement to the Employee Stock Ownership Plan Trust of
             Tappan Zee Financial, Inc. and Certain Affiliates (incorporated herein by refer- ence to the Tappan Zee Financial, Inc.'s Annual
             Report on Form 10-K for the fiscal year ended March 31, 1996 (the
             "Tappan Zee 1996 10-K"), Exhibit 10.7).

(10) (ee)    Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB
             (Incorporated herein by reference to the Registration Statement on Form S-1, No 33-94128, filed on June 30, 1995, as amended (the
             "Tappan Zee Registration Statement"), Exhibit 10.7).

(10) (ff)    Retirement Plan for Board Members of Tappan Zee Financial, Inc. and
             Certain Affiliates, adopted effective as of October 5, 1995
             (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.9).

(10) (gg)    Consulting Agreement by and between Tarrytowns Bank, FSB and
             Stephen C. Byelick, dated effective as of August 31, 1998
             (incorporated herein by reference to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1998 (the
             "September 30, 1998 10-Q"), Exhibit (10)(dd)).

(10) (hh)    Employment Agreement by and between Tarrytowns Bank, FSB and Harry
             G. Murphy, dated effective as of August 31, 1998 (incorporated herein by reference to the September 30, 1998 10-Q, Exhibit
             (10)(cc)).

(10) (ii)    Employee Retention Agreement by and among Tappan Zee Financial,
             Inc., Tarrytowns Bank, FSB and Christina Vidal, effective as of
             October 5, 1995 (incorporated herein by reference to the Tappan Zee
             1996 10-K, Exhibit 10.15).

(10) (jj)    Employee Retention Agreement by and among Tappan Zee Financial,
             Inc., Tarrytowns Bank, FSB and Margaret E. Sampson, effective as of
             October 5, 1995 (incorporated herein by reference to the Tappan Zee
             1996 10-K, Exhibit 10.16).

--------------------------------------------------------------------------------

(10) (kk)    Employee Retention Agreement by and among Tappan Zee Financial,
             Inc., Tarrytowns Bank, FSB and Valerie Wilson, effective as of
             October 5, 1995 (incorporated herein by reference to the Tappan Zee
             1996 10-K, Exhibit 10.17).

(10)(ll) Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and James D. Haralambie effective as of June 23,1997.*

(10) (mm)    Forms of Stock Option Agreement by and between Tappan Zee
             Financial, Inc., and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan
             (incorporated herein by reference to the Tappan Zee 1997 10-K ,
             Exhibit 10.16).

(10) (nn)    Forms of Restricted Stock Option award Notices to award recipients, pursuant to the Employee RRP and the Outside Directors RRP
             (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.17).

(11)         Computation of earnings per share.*

(13) Registrant's Annual Report to Shareholders for the year ended December 31, 1998* (portions incorporated by reference in Form 10-K).

(21)         Subsidiaries of the Registrant.*

(23)         Consent of Deloitte & Touche LLP.*

(27)         Financial Data Schedule.*

(99) Opinion of KPMG Peat Marwick LLP, dated April 28, 1998, relating to the Consolidated Financial Statements of Tappan Zee Financial, Inc. as of March 31, 1998 and for each of the two years in the period ended March 31, 1998, which financial statements are not seperately included or incorporated herein.*

*  Filed Herewith

(B) Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended December 31, 1998:

      o Current report on Form 8-K dated as of October 23, 1998 reported under item 5, "Other Events," that the Company issued a press release reporting certain operating results for the Company for the quarter ended September 30, 1998.

      o Current report on Form 8-K dated as of November 30, 1998, reported under item 5, "Other Events," that a press release was issued announcing that the Company had declared a cash dividend on its common stock in the amount of $0.06 per share to shareholders of record December 31, 1998, payable January 15, 1999, and a 10% stock dividend to shareholders of record December 7, 1998, to be distributed December 21, 1998.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1999.

                                              U.S.B. HOLDING CO., INC.


                                              /s/ THOMAS E. HALES
                                              ----------------------------------
                                              By:      Thomas E. Hales,
                                                       Chairman of the Board,
                                                       President and Chief
                                                       Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 24, 1999.

/s/ THOMAS E. HALES                                           /s/ STEVEN T. SABATINI
------------------------------------------------------        ----------------------------------------------------
Thomas E. Hales, Chairman of the Board, President             Steven T. Sabatini, Senior Executive Vice President,
and Chief Executive Officer and Director                      Chief Financial Officer and Assistant Secretary


/s/ RAYMOND J. CROTTY                                         /s/ HOWARD V. RUDERMAN
------------------------------------------------------        ----------------------------------------------------
Raymond J. Crotty, Senior Executive Vice President,           Howard V. Ruderman, Director
Chief Credit Officer, Assistant Secretary and Director


/s/ FRED F. GRAZIANO                                          /s/ KENNETH J. TORSOE
------------------------------------------------------        ----------------------------------------------------
Fred F. Graziano, M.D., Treasurer and Director                Kenneth J. Torsoe, Director


/s/ MICHAEL H. FURY                                           /s/ HERBERT PECKMAN
------------------------------------------------------        ----------------------------------------------------
Michael H. Fury, Esq., Secretary and Director                 Herbert Peckman, Director


/s/ KEVIN J. PLUNKETT
------------------------------------------------------
Kevin J. Plunkett, Director

                                              U.S.B. HOLDING CO., INC. USB[LOGO]
--------------------------------------------------------------------------------

                              FINANCIAL HIGHLIGHTS


--------------------------------------------------------------------------------------------------------
                                                                (000's, except share data and percentages)
                                                                    1998           1997           Change
--------------------------------------------------------------------------------------------------------
For the Year                                                 $    43,128    $    38,351             12%
Net interest income                                                1,239          2,362            (48)
Provisons for loan losses                                         15,381         16,521             (7)
Income before income taxes
Income before income taxes, excluding merger
     related expenses and costs related to the
     liquidation of U.S.B. Realty Corp.                           20,284         16,521             23
Income taxes                                                       3,372          5,022            (33)
Net income                                                        12,009         11,499              4
Net income, exluding merger related
     expenses and tax benefit, net of associated costs,
     related to the liquidation of U.S.B. Realty Corp.            13,423         11,499             17
--------------------------------------------------------------------------------------------------------
Per Common Share                                             $      0.77    $      0.75              3%
Basic earnings                                                      0.72           0.69              4
Diluted earnings
Diluted earnings, excluding merger related
     expenses and tax benefit, net of associated costs,
     related to the liquidation of U.S.B. Realty Corp.              0.81           0.69             17
Book value at December 31                                           6.10           5.54             10
Cash dividends declared                                             0.22           0.18             22
Adjusted weighted average shares                              16,550,236     16,628,882             --
--------------------------------------------------------------------------------------------------------
At Year End
Total loans                                                  $   731,368    $   621,992             18%
Allowance for loan losses                                          8,889          8,260              8
Total assets                                                   1,288,812      1,152,743             12
Total deposits                                                   958,640        902,788              6
Borrowings                                                       200,115        133,803             50
Common stockholders' equity                                       97,439         85,878             13
Tier 1 capital                                                   115,213        104,375             10
Risk weighted assets                                             769,819        683,901             13
--------------------------------------------------------------------------------------------------------
Selected Financial Ratios
Return on average assets                                            0.99%          1.09%            (9)%
Return on average common
     stockholders' equity                                          13.15          14.47             (9)
Leverage capital ration (Tier 1 capital to average assets)          9.13           9.37             (3)
Tier 1 capital ratio (to risk weighted assets)                     14.97          15.26             (2)
Total capital ratio (to risk weighted assets)                      16.12          16.47             (2)
--------------------------------------------------------------------------------------------------------

Form 10-K is included in this Annual Report. Additional copies are available on request from Steven T. Sabatini, Senior Executive Vice President & Chief Financial Officer.
--------------------------------------------------------------------------------

Consolidated Statements of Condition
December 31, 1998 and 1997
U.S.B. Holding Co., Inc.
                                                                       USB[LOGO]
--------------------------------------------------------------------------------

                                                                          (000's, except share data)
                                                                          1998                    1997
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $     23,660          $       20,405
Federal funds sold                                                      45,500                  32,000
------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                               69,160                  52,405
Interest bearing deposits in other banks                                 1,877                   2,401
Securities:
    Available for sale (at estimated fair value)                       379,514                 266,589
    Held to maturity (estimated fair value of $70,284 in 1998
       and $175,842 in 1997)                                            67,019                 172,708
Loans held for sale                                                      3,283                     340
Loans, net of allowance for loan losses
    of $8,889 in 1998 and $8,260 in 1997                               719,196                 613,392
Premises and equipment, net                                             11,210                  10,883
Accrued interest receivable                                              7,161                   8,034
Other real estate owned (OREO)                                             415                   2,021
Federal Home Loan Bank of New York stock                                17,849                  14,666
Other assets                                                            12,128                   9,304
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $  1,288,812          $   1,152,743
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                                     $    137,270          $      108,348
Interest bearing deposits                                              821,370                 794,440
------------------------------------------------------------------------------------------------------
Total deposits                                                         958,640                 902,788
Accrued interest payable                                                 4,529                   3,665
Dividend payable                                                           958                     618
Accrued expenses and other liabilities                                   7,131                   5,854
Securities sold under agreements to repurchase                         165,780                  74,643
Federal Home Loan Bank of New York advances                             34,335                  59,160
------------------------------------------------------------------------------------------------------
Total                                                                1,171,373               1,046,728
------------------------------------------------------------------------------------------------------
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trust                                     20,000                  20,000
Minority interest-junior preferred stock of consolidated subsidiary        --                      137
Commitments and contingencies  (Notes 6, 11 and 16)
Stockholders' equity:
Preferred stock, no par value
     Authorized shares: 100,000; no shares outstanding                     --                       --
Common stock, $0.01 par value in 1998 and $5 par value in 1997
     Authorized shares: 30,000,000 in 1998 and 20,000,000 in 1997
     Issued shares: 16,165,175 in 1998 and 14,213,313 in 1997              162                  71,067
Additional paid-in capital                                              96,919                   4,975
Retained earnings                                                        1,513                  10,619
Treasury stock at cost, 201,628 shares in 1998 and
    128,122 shares in 1997                                              (2,223)                   (866)
Common stock held for benefit plans                                     (1,628)                 (2,746)
Deferred compensation obligation                                           675                   1,441
Accumulated other comprehensive income                                   2,021                   1,388
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                              97,439                  85,878
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  1,288,812          $    1,152,743
======================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Income
For the Years Ended December 31, 1998, 1997 and 1996
U.S.B. Holding Co., Inc.
                                                                       USB[LOGO]
--------------------------------------------------------------------------------


                                                                    (000's, except share data)
                                                               1998              1997             1996
------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                               $   58,735        $   52,732       $   45,268
Interest on federal funds sold                                1,595             1,101              927
Interest and dividends on securities:
    U.S. Treasury and government agencies                     6,383            10,305            5,812
    Mortgage-backed securities                               19,448            12,047            9,592
    Obligations of states and political subdivisions          3,157             3,261            3,194
    Corporate and other                                          58                63              585
Interest on deposits in other banks                              68                55              125
Dividends on Federal Home Loan Bank of New York stock         1,098               572              199
------------------------------------------------------------------------------------------------------
Total interest income                                        90,542            80,136           65,702
------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits                                         38,180            35,200           29,837
Interest on borrowings                                        7,282             4,814            1,839
Interest on Corporation - Obligated mandatory
    redeemable capital securities of subsidiary  trust        1,952             1,771               --
------------------------------------------------------------------------------------------------------
Total interest expense                                       47,414            41,785           31,676
------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                          43,128            38,351           34,026
Provision for loan losses                                     1,239             2,362            2,344
------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          41,889            35,989           31,682
------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Gain on securities transactions - net                         1,382             1,113              842
Net gain on sale of branch facility                              --                --              600
Mortgage servicing income                                       186               223              244
Service charges and fees                                      2,756             2,695            2,654
Other income                                                  1,090               899              913
------------------------------------------------------------------------------------------------------
Total non-interest income                                     5,414             4,930            5,253
------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
Salaries and employee benefits                               15,593            13,203           11,799
Occupancy and equipment expense                               4,838             4,175            3,611
Advertising and business development                          1,243             1,119              949
Professional fees                                             1,440             1,640            1,318
Communications                                                  814               733              650
Stationery and printing                                         609               502              439
FDIC insurance                                                  166               152              695
OREO (income) expense - net                                     (82)              183              216
Other expenses                                                2,911             2,691            1,889
Merger related expenses                                       4,390                --               --
------------------------------------------------------------------------------------------------------
Total non-interest expenses                                  31,922            24,398           21,566
------------------------------------------------------------------------------------------------------
Income before income taxes                                   15,381            16,521           15,369
Provision for income taxes                                    3,372             5,022            5,100
------------------------------------------------------------------------------------------------------
NET INCOME                                                  $12,009           $11,499          $10,269
======================================================================================================
BASIC EARNINGS PER SHARE                                 $     0.77        $     0.75       $     0.65
======================================================================================================
DILUTED EARNINGS PER SHARE                               $     0.72        $     0.69       $     0.62
======================================================================================================
WEIGHTED AVERAGE SHARES                                  15,493,765        15,331,962       15,320,858
======================================================================================================
ADJUSTED WEIGHTED AVERAGE SHARES                         16,550,236        16,628,882       16,114,131
======================================================================================================


See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income For the Years Ended December 31, 1998, 1997 and 1996
U.S.B. Holding Co., Inc.
                                                                       USB[LOGO]
--------------------------------------------------------------------------------

                                                                                         (000's)
                                                                          1998             1997              1996
----------------------------------------------------------------------------------------------------------------------
Net income                                                             $12,009          $11,499           $10,269
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available
    for sale arising during the year                                     1,256            3,897            (1,305)
       Income tax effect                                                  (515)          (1,598)              535
----------------------------------------------------------------------------------------------------------------------
                                                                           741            2,299              (770)
Unrealized holding gain as a result of reclassification of
    Tappan Zee Financial, Inc. securities from held to maturity
    to available for sale                                                  843               --                --
      Income tax effect                                                   (337)              --                --
----------------------------------------------------------------------------------------------------------------------
                                                                           506               --                --
Reclassification adjustment for net (gain) loss realized
    that were held at the beginning of the year                         (1,041)              14            (1,949)
      Income tax effect                                                    427               (6)              799
----------------------------------------------------------------------------------------------------------------------
                                                                          (614)               8            (1,150)
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                          633            2,307            (1,920)
----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                   $12,642          $13,806          $  8,349
======================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1998, 1997 and 1996
U.S.B. Holding Co., Inc.
--------------------------------------------------------------------------------

                                                                                            (000's)
                                                                                 1998         1997         1996
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                  $  12,009    $  11,499    $  10,269
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                                   1,239        2,362        2,344
    Depreciation and amortization                                               1,747        1,546        1,382
    Amortization/accretion of premiums (discounts) on securities - net            754          272          303
    Merger expenses not yet paid                                                1,830           --           --
    Deferred income taxes                                                      (1,589)      (1,634)      (1,366)
    Gain on securities transactions - net                                      (1,327)      (1,113)        (842)
    Net gain on sale of branch facility                                            --           --         (600)
    Tappan Zee Financial, Inc. fiscal year conversion                            (334)          --           --
    Noncash ESOP and RRP expense                                                  510          419          300
Origination of loans held for sale                                             (3,289)      (1,254)      (2,415)
Proceeds from sales of loans held for sale                                         --        1,129          573
Decrease (increase) in accrued interest receivable                                873       (1,436)        (612)
Increase in accrued interest payable                                              864        1,770          126
Payment of income taxes related to sale of Royal Oak Savings Bank, F.S.B           --           --       (1,530)
Other - net                                                                    (1,925)        (100)        (727)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      11,362       13,460        7,205
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                           94,443      144,601       91,552
Proceeds from principal paydowns, redemptions and maturities of:
     Securities available for sale                                            118,078       43,898       39,929
     Securities held to maturity                                               77,246       19,980        7,800
Purchases of securities available for sale                                   (283,214)    (244,942)    (126,714)
Purchases of securities held to maturity                                      (12,161)     (93,744)     (37,486)
Purchases of Federal Home Loan Bank of New York stock                          (3,183)      (9,754)      (2,695)
Net decrease (increase) in interest bearing deposits in other banks               524         (864)       2,990
Loans originated, net of principal collections and charge-offs               (106,937)     (65,211)    (116,050)
Purchases of premises and equipment - net                                      (2,063)      (1,766)      (1,660)
Proceeds from sale of branch facility                                              --           --          900
Proceeds from sales of OREO                                                     1,884        1,514        1,804
---------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                       (115,383)    (206,288)    (139,630)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits, NOW,
    money market and savings accounts                                         106,511       22,164       54,346
(Decrease) increase in time deposits, net of
withdrawals and maturities                                                    (50,659)     100,017       25,718
Net (decrease) increase in securities sold under agreements to
    repurchase - short term                                                   (33,863)       5,438       29,425
Net (decrease) increase in Federal Home Loan
    Bank of New York advances - short-term                                    (35,000)      30,000        5,000
Proceeds from securities sold under agreements to
    repurchase - long term                                                    125,000       39,780           --
Proceeds from Federal Home Loan
Bank of New York advances - long-term                                          21,935           --       20,267
Repayment of Federal Home
Loan Bank of New York advances - long term                                    (11,760)      (1,107)      (5,000)
Net proceeds from issuance of Corporation - Obligated mandatory
    redeemable capital securities of subsidiary trust                              --       18,810           --
(Redemption of) proceeds from sale of junior preferred stock of
    consolidated subsidiary                                                      (137)         137           --
Redemption of preferred stock                                                      --       (3,250)        (500)
Cash dividends paid                                                            (3,492)      (2,794)      (2,423)
Proceeds from issuance of common stock and tax
    benefit of stock options                                                    3,598          231           19
Proceeds from sale of treasury stock                                                1          469          440
Purchase of treasury stock                                                     (1,358)      (1,095)      (1,070)
Purchase of common stock for awards under RRP                                      --           --         (714)
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     120,776      208,800      125,508
---------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               16,755       15,972       (6,917)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   52,405       36,433       43,350
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  69,160    $  52,405    $  36,433
===============================================================================================================
Supplemental Disclosures:
---------------------------------------------------------------------------------------------------------------
Interest paid                                                               $  46,550    $  40,015    $  31,550
---------------------------------------------------------------------------------------------------------------
Income tax payments                                                         $   4,814    $   6,036    $   8,058
---------------------------------------------------------------------------------------------------------------
Transfer of assets to OREO - net                                            $     240    $   2,149    $   1,226
---------------------------------------------------------------------------------------------------------------
Transfer of securities held to maturity
     to securities available for sale                                       $  39,462    $      --    $      --
---------------------------------------------------------------------------------------------------------------
Transfer of loans held for sale to loans held to maturity at
     lower of cost or fair value                                            $     340    $      58    $   1,962
---------------------------------------------------------------------------------------------------------------
Change in shares held in trust for deferred compensation                    $     766    $  (1,441)   $      --
---------------------------------------------------------------------------------------------------------------
Change in deferred compensation obligation                                  $    (766)   $   1,441    $      --
---------------------------------------------------------------------------------------------------------------
Change in accumulated other comprehensive income                            $     633    $   2,307    $  (1,920)
===============================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 1998, 1997 and 1996
U.S.B. Holding Co., Inc.
                                                                       USB[LOGO]
--------------------------------------------------------------------------------
                           (000's, except share data)
--------------------------------------------------------------------------------


                                                             Preferred           Common Stock
                                                               Stock         --------------------         Additional
                                                              No Par         Shares          Par           Paid-in       Retained
                                                               Value       Outstanding      Value          Capital       Earnings
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996, as previously reported         $     3,750      2,794,081    $    14,402    $    19,046    $    14,072
------------------------------------------------------------------------------------------------------------------------------------
Pooling-of-interests with Tappan Zee Financial, Inc.                --        412,348          2,062         12,847          8,803
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996, as restated                          3,750      3,206,429         16,464         31,893         22,875
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                          --             --             --             --         10,269
Cash dividends:
     Common  ($0.14 per share)                                      --             --             --             --         (2,129)
     Preferred                                                      --             --             --             --           (294)
Employee common stock options exercised
     ($1.93 to $4.32 per share)                                     --          3,095             15             16             --
10% stock dividend                                                  --        319,441          1,597          7,079         (8,690)
Two-for-one stock split                                             --      3,516,743         17,972        (17,972)            --
Redemption of preferred stock                                     (500)            --             --             --             --
Sale of treasury stock                                              --         20,108             --            260             --
Purchase of treasury stock                                          --        (20,975)            --             --             --
Retirement of treasury stock                                        --             --           (105)          (965)            --
Purchase shares to fund awards under RRP                            --             --             --             --            (98)
Amortization of RRP awards                                          --             --             --             --             --
ESOP shares committed to be released                                --             --             --             49             --
Other comprehensive loss                                            --             --             --             --             --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                     3,250      7,044,841         35,943         20,360         21,933
Net income                                                          --             --             --             --         11,499
Cash dividends:
     Common ($0.18 per share)                                       --             --             --             --         (2,749)
     Preferred                                                      --             --             --             --            (34)
     Junior preferred stock of consolidated subsidiary              --             --             --             --            (11)
Employee common stock options exercised
        ($1.30 to $4.84 per share)                                  --         10,292             52            (12)            --
Director common stock options exercised
        ($2.12 to $2.23 per share)                                  --         10,008             50             (2)            --
Tax benefit of exercised stock options                              --             --             --            143             --
Two-for-one stock split                                             --      7,038,560         35,193        (15,174)       (20,019)
Redemption of preferred stock                                   (3,250)            --             --             --             --
Sale of treasury stock                                              --         20,650             --            335             --
Purchase of treasury stock                                          --        (39,160)            --             --             --
Retirement of treasury stock                                        --             --           (171)          (819)            --
Amortization of RRP awards                                          --             --             --             --             --
Tax benefit related to RRP awards                                   --             --             --             22             --
ESOP shares committed to be released                                --             --             --            122             --
Change in shares held in trust for deferred compensation            --             --             --             --             --
Change in deferred compensation obligation                          --             --             --             --             --
Other comprehensive income                                          --             --             --             --             --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                        --     14,085,191         71,067          4,975         10,619
Net income                                                          --             --             --             --         12,009
Cash dividends:
     Common ($0.22 per share)                                       --             --             --             --         (3,447)
Junior preferred stock of consolidated subsidiary                   --             --             --             --            (45)
Employee common stock options exercised
        ($2.02 to $16.68 per share)                                 --        472,079            111          2,169             --
Director common stock options exercised
        ($2.11 to $2.44 per share)                                  --         39,897             44             44             --
Tax benefit of exercised stock options                              --             --             --          1,230             --
10% stock dividend                                                  --      1,439,886             14         17,269        (17,289)
Reduction of par value of common stock from $5.00
        per share to $0.01 per share                                --             --        (71,074)        71,074             --
Sale of treasury stock                                              --            100             --             --             --
Purchase of treasury stock                                          --        (73,606)            --             --             --
Amortization of RRP awards                                          --             --             --             --             --
Tax benefit related to RRP awards                                   --             --             --             69             --
ESOP shares committed to be released                                --             --             --             89             --
Change in shares held in trust for deferred compensation            --             --             --             --             --
Change in deferred compensation obligation                          --             --             --             --             --
Other comprehensive income                                          --             --             --             --             --
Adjustment for pooling of company with different
      fiscal year end                                               --             --             --             --           (334)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               $        --     15,963,547    $       162    $    96,919    $     1,513
====================================================================================================================================


                                                                               Common
                                                                               Stock                      Accumulated
                                                                              Held For      Deferred         Other
                                                              Treasury         Benefit     Compensation  Comprehensive
                                                               Stock           Plans       Obligation        Income
-----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996, as previously reported          $    (1,075)   $        --    $        --    $     1,138
-----------------------------------------------------------------------------------------------------------------------
Pooling-of-interests with Tappan Zee Financial, Inc.                 --         (1,215)            --           (137)
-----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996, as restated                          (1,075)        (1,215)            --          1,001
-----------------------------------------------------------------------------------------------------------------------
Net income                                                           --             --             --             --
Cash dividends:
     Common  ($0.14 per share)                                       --             --             --             --
     Preferred                                                       --             --             --             --
Employee common stock options exercised
     ($1.93 to $4.32 per share)                                      --             --             --             --
10% stock dividend                                                   --             --             --             --
Two-for-one stock split                                              --             --             --             --
Redemption of preferred stock                                        --             --             --             --
Sale of treasury stock                                              180             --             --             --
Purchase of treasury stock                                       (1,070)            --             --             --
Retirement of treasury stock                                      1,070             --             --             --
Purchase shares to fund awards under RRP                             --           (616)            --             --
Amortization of RRP awards                                           --             92             --             --
ESOP shares committed to be released                                 --            159             --             --
Other comprehensive loss                                             --             --             --         (1,920)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                       (895)        (1,580)            --           (919)
Net income                                                           --             --             --             --
Cash dividends:
     Common ($0.18 per share)                                        --             --             --             --
     Preferred                                                       --             --             --             --
     Junior preferred stock of consolidated subsidiary               --             --             --             --
Employee common stock options exercised
        ($1.30 to $4.84 per share)                                   --             --             --             --
Director common stock options exercised
        ($2.12 to $2.23 per share)                                   --             --             --             --
Tax benefit of exercised stock options                               --             --             --             --
Two-for-one stock split                                              --             --             --             --
Redemption of preferred stock                                        --             --             --             --
Sale of treasury stock                                              134             --             --             --
Purchase of treasury stock                                       (1,095)            --             --             --
Retirement of treasury stock                                        990             --             --             --
Amortization of RRP awards                                           --            123             --             --
Tax benefit related to RRP awards                                    --             --             --             --
ESOP shares committed to be released                                 --            152             --             --
Change in shares held in trust for deferred compensation             --         (1,441)            --             --
Change in deferred compensation obligation                           --             --          1,441             --
Other comprehensive income                                           --             --             --          2,307
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                       (866)        (2,746)         1,441          1,388
Net income                                                           --             --             --             --
Cash dividends:
     Common ($0.22 per share)                                        --             --             --             --
Junior preferred stock of consolidated subsidiary                    --             --             --             --
Employee common stock options exercised
        ($2.02 to $16.68 per share)                                  --             --             --             --
Director common stock options exercised
        ($2.11 to $2.44 per share)                                   --             --             --             --
Tax benefit of exercised stock options                               --             --             --             --
10% stock dividend                                                   --             --             --             --
Reduction of par value of common stock from $5.00
        per share to $0.01 per share                                 --             --             --             --
Sale of treasury stock                                                1             --             --             --
Purchase of treasury stock                                       (1,358)            --             --             --
Amortization of RRP awards                                           --            243             --             --
Tax benefit related to RRP awards                                    --             --             --             --
ESOP shares committed to be released                                 --            109             --             --
Change in shares held in trust for deferred compensation             --            766             --             --
Change in deferred compensation obligation                           --             --           (766)            --
Other comprehensive income                                           --             --             --            633
Adjustment for pooling of company with different
      fiscal year end                                                --             --             --             --
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                $    (2,223)   $    (1,628)   $       675    $     2,021
=======================================================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
U.S.B. Holding Co., Inc.
--------------------------------------------------------------------------------

Balance sheet information as of December 31, 1996, 1995 and 1994 and income statement information for the years ended December 31, 1995 and 1994 are not covered by the independent auditors' report included on page 54.

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

      Union State Bank (the "Bank"), the Company's wholly-owned banking subsidiary, is a New York State chartered full-service commercial bank which was established in 1969. The Bank offers a complete range of community banking services to individuals, municipalities, corporations, and small and medium-size businesses. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, business loans, personal loans, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities and other consumer oriented financial services.

      U.S.B. Realty Corp. ("Realty Corp."), a wholly-owned subsidiary of the Bank, was formed in 1996, primarily for the purpose of acquiring and managing a portfolio of loans collateralized by real estate and other investment securities previously owned by the Bank. Realty Corp. was liquidated and dissolved during 1998 (See Note 18).

      In the fourth quarter of 1997, the Bank established two new subsidiaries, Dutch Hill Realty Corp., which manages and sells real estate acquired in foreclosure by the Bank, and U.S.B. Financial Services, Inc., which in 1999, will begin sales of mutual funds, annuities and life insurance products in conjunction with an agreement with a third party brokerage and insurance firm. Both subsidiaries were capitalized in 1998.

      Tarrytowns Bank, FSB ("Tarrytowns"), is the Company's Federal thrift subsidiary located in Tarrytown, New York. Tarrytowns, which was acquired on August 31, 1998 (See Note 2), also offers a complete range of services to individuals and businesses similar to that of the Bank. Tarrytowns currently operates banking facilities in the Village of Tarrytown and the City of White Plains, Westchester County, New York.

      TPNZ Preferred Funding Corporation ("TPNZ") is a wholly-owned subsidiary of Tarrytowns. TPNZ was formed in March 1998 to manage certain mortgage-backed and other securities and mortgage loans previously owned by Tarrytowns. TPNZ qualifies as a Real Estate Investment Trust for tax purposes.

      Union State Capital Trust I (the "Trust") is a Delaware business trust established in 1997 for the purpose of issuing trust capital securities (see
Note 10). Ad Con, Inc. is a nonbank subsidiary of the Company which provides advertising services for the Bank.

2. ACQUISITION OF TAPPAN ZEE FINANCIAL, INC.

      On August 31, 1998, the Company completed its acquisition of Tappan Zee Financial, Inc. ("Tappan Zee"), the parent company of Tarrytowns and TPNZ, pursuant to a definitive agreement signed on March 6, 1998. As of August 31, 1998, Tappan Zee had approximately $140 million in assets. The transaction was structured as a tax free exchange of common shares and has been accounted for as a pooling-of-interests. Accordingly, prior year financial statements have been restated to reflect the Company and Tappan Zee on a combined basis as of the earliest period presented. Tappan Zee was merged into the Company, and Tarrytowns and TPNZ (subsequently transferred to Tarrytowns) are wholly-owned subsidiaries of the Company and Tarrytowns, respectively.

      Under the terms of the acquisition, each Tappan Zee shareholder received Company common stock that had a value of $22.00 per share for each share of Tappan Zee common stock. The exchange ratio, which was determined based on the average of the last reported sale prices for a share of Company stock for the 20 consecutive full trading days on the American Stock Exchange ended on the date (August 19, 1998) on which the last of the regulatory approvals required for consummation of the acquisition was obtained, was 1.12 Company shares for each Tappan Zee share (the "Exchange Ratio"). The total value of the transaction based on the average Company stock price as calculated for the purposes of determining the exchange ratio was approximately $32.5 million, which represented 1.47 times Tappan Zee's book value as of June 30, 1998.

      The Company and Tappan Zee had different fiscal periods for financial reporting purposes. The consolidated financial information for the periods presented reflects U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries, Union State Bank, Ad Con, Inc., and Union State Capital Trust I ("Company Information"), as of and for the year ended December 31, 1998, combined with Tappan Zee's income statement and cash flow information for the same period. For the years ended December 31, 1997 and 1996, Company Information is included for those periods, while Tappan

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

Zee information is included for the years ended March 31, 1998 and 1997, respectively. An adjustment of $334,000 is recorded to combined retained earnings to eliminate the duplication of recording Tappan Zee net income for the three month period ended March 31, 1998, that would otherwise have occurred as a result of preparing the consolidated financial information in this manner.

      Merger related expenses of approximately $4.4 million ($3.3 million, net of tax) were recorded in 1998 as a result of the acquisition and consist of: payments in connection with existing employment contracts - $0.8 million; expenses incurred in connection with acceleration of benefits under various employee and director benefit plans - $0.9 million; professional fees - $1.0 million; investment banking fees - $0.7 million; and other expenses -$1.0 million. The transaction is expected to be accretive to earnings per share in 1999.

      The Company plans to merge Tarrytowns with and into the Bank in 1999, and has filed applications with the New York State Banking Department and the Federal Deposit Insurance Corporation ("FDIC") for approval of such merger.

Separate and combined results of operations for the periods prior to acquisition of Tappan Zee are as follows:


--------------------------------------------------------------------------------
                                                      (000's)
                                              Year Ended December 31,
                                                1997             1996
--------------------------------------------------------------------------------
Net Interest Income:
     Company                                 $33,679          $29,541
     Tappan Zee                                4,672            4,485
--------------------------------------------------------------------------------
                                             $38,351          $34,026
================================================================================
Provision for Loan Losses:
     Company                                 $ 2,320          $ 2,275
     Tappan Zee                                   42               69
--------------------------------------------------------------------------------
                                             $ 2,362          $ 2,344
================================================================================
Net Income:
     Company                                 $10,402          $ 9,414
     Tappan Zee                                1,097              855
--------------------------------------------------------------------------------
                                             $11,499          $10,269
================================================================================

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank (including its wholly-owned subsidiaries, Realty Corp. through October 29, 1998, the date of its dissolution, Dutch Hill Realty Corp. and U.S.B. Financial Services, Inc.), Tarrytowns (including TPNZ), the Trust and Ad Con, Inc. The Bank and Tarrytowns are herein after referred to as the "Banks." All significant intercompany accounts and transactions are eliminated in consolidation.

      Basis of Financial Statement Presentation: The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and predominant practices used within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities as of the dates of the Consolidated Statements of Condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

      Forward-Looking Statements: The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 1998. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Banks' products and services; ability to achieve cost savings, estimates of merger related costs, and other assumptions related to the acquisition of Tappan Zee (See Note 2); degree of expected compliance with the Year 2000 issues that are more fully discussed in Management's Discussions and Analysis of Financial Condition and Results of Operations; increases in Federal and state income taxes and/or the Company's effective income tax rate; and the extent and timing of legislative and regulatory actions and reform.

      The Company's forward-looking statements are only as of the date on which such statements are made. By making any

--------------------------------------------------------------------------------

forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

      Securities: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Company's investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the Consolidated Statements of Condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are shown as a component of accumulated other comprehensive income.

      The decision to sell securities available for sale is based on management's assessment of changes in economic or financial market conditions, interest rate risk, and the Company's financial position and liquidity. Estimated fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

      The Company does not acquire securities for the purpose of engaging in trading activities.

      Interest Rate Contracts: The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps and caps, primarily as hedges against specific assets, liabilities or anticipated transactions. Contracts accounted for as hedges must meet certain criteria including the following: the hedged item must expose the Company to interest rate risk; the interest rate contract must reduce that exposure; and must have a high correlation of change in fair value of the interest rate contract and change in fair value of the item hedged. For contracts designated as hedges, gains or losses are deferred and recognized as adjustments to interest income or expense of the underlying assets or liabilities over the life of the contract. Net payments on interest rate swaps designated as hedges are accounted for on the accrual basis. Gains or losses resulting from early terminations of contracts are deferred and amortized over the remaining term of the underlying assets or liabilities. If the contracts do not meet the criteria for hedge accounting, the contract is valued at its estimated fair value and any gain or loss is recorded in the Consolidated Statements of Income. Any fees received or disbursed which represent adjustments to the yield on interest rate contracts are capitalized and amortized over the term of the interest rate contracts.

      Loans: Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Interest income on loans is recorded on an accrual basis unless an interest or principal payment is more than 90 days past due or sooner if, in the opinion of management, there is a question as to the ability of the debtor to continue to make payments. At the time a loan is placed on nonaccrual status, interest accrued but not collected is reversed. Interest payments received while a loan is on nonaccrual status are either applied to reduce principal or, based on management's estimate of collectibility, recognized as income. Loans are returned to accrual status when factors indicating doubtful collectibility no longer exist.

      Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield over the contractual life of the related loan, using a method that approximates the interest method of amortization. Unamortized net fees for loans sold are recognized in income at the time the loan is sold.

      Certain residential mortgage loans held for sale are carried at the lower of aggregate cost or estimated fair value, and are reported separately in the Consolidated Statements of Condition as "Loans held for sale." Gains and losses on sales of mortgage loans held for sale are included in other income in the Consolidated Statements of Income.

      Allowance for Loan Losses: The allowance for loan losses is available to absorb charge-offs from any loan category, while additions are made through charges to income and recoveries of loans previously charged off. An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the loan review function, which includes the identification of past due loans, non-performing loans, impaired loans, assessment of the expected effects of the current economic environment on the loan portfolio, review of historical loss experience and the impact of the Year 2000 issue on the Company's borrowers.

      Management believes that the allowance for loan losses is adequate. While management uses available information to recognize possible loan losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the Company's primary service areas, Rockland and Westchester Counties, New York. In addition, regulatory agencies, as an integral part of their examination process, periodically

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examination.

      SFAS No. 114, "Accounting for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," requires recognition of an impairment of a loan when it is probable that either principal and/or interest are not collectible in accordance with the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan's effective rate, the loan's observable market price, or the estimated fair value of the collateral if the loan is collateral-dependent. If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write down is charged against the allowance for loan losses if the impairment is considered to be permanent. Small homogenous loans such as residential mortgage, home equity, and installment loans are collectively reviewed for impaired status. Such loans are typically collateralized by residential or other personal property and require monthly payments. Separate allocations of the allowance for loan losses are made based on payment trends and prior loss experience and the composition of credit risk inherent in these loan types.

      Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives (20 to 50 years for buildings and 3 to 10 years for furniture, fixtures and equipment) of the related assets. Amortization of leasehold improvements is computed on a straight-line basis over the term of the applicable lease or, if shorter, the estimated useful lives of the assets.

      Other Real Estate Owned ("OREO"): OREO includes properties acquired in satisfaction of loans. OREO properties are recorded at the lower of cost or estimated fair value, less estimated costs to sell. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Net costs of maintaining and operating foreclosed properties and any subsequent provisions for changes in valuation are charged or credited to operations when incurred. Gains and losses realized from the sale of OREO are included in OREO (income) expense-net. Sales of OREO financed by the Banks are required to meet the Banks' underwriting standards.

      Accounting for Impairment of Long-Lived Assets: SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles, and goodwill related to those assets, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use is based on the estimated fair value of the asset.

      Income Taxes: The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for deferred income taxes based on prevailing statutory tax rates. The Company and its subsidiaries (Tarrytowns from its date of acquisition), except Realty Corp. and TPNZ , file a consolidated Federal tax return and a combined New York State tax return.

      Accounting for Stock-Based Compensation: SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the Company's stock. SFAS No. 123 requires significantly expanded disclosure in complete financial statements, including disclosure of pro forma net income and earnings per share as if the fair value based method were used to account for stock-based compensation, if the intrinsic value method of APB No. 25 is retained. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. Effective January 1, 1996, the Company adopted SFAS No. 123 and has elected to continue to measure compensation cost for employee stock compensation plans in accordance with the provisions of APB No. 25.

      Earnings per Share ("EPS"): The Company adopted SFAS No. 128, "Earnings per Share," for the year ended December 31, 1997 and EPS data is provided in the Consolidated Financial Statements for all years presented based on the requirements of this statement. SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. SFAS No. 128 states that Basic EPS excludes dilution and is computed by dividing net

--------------------------------------------------------------------------------

income available to common stockholders (net income after preferred stock dividend requirements) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity, reduced by common stock that could be repurchased by the Company with the assumed proceeds of such exercise or conversion. Diluted EPS is based on net income available to common stockholders divided by the weighted average number of common shares outstanding and common equivalent shares ("adjusted weighted average shares"). Stock options granted but not yet exercised under the Company's stock option plans and restricted stock issued under the Company's Recognition and Retention Stock Plans ("RRP") but not yet vested are considered common stock equivalents for Diluted EPS calculations.

      Transfers and Servicing of Financial Assets: SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral, and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions) which became effective as of January 1,1998, in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of these standards did not have a material impact on the Company's Consolidated Financial Statements.

      Reporting Comprehensive Income: SFAS No. 130, "Reporting Comprehensive Income," became effective as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as are the other financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

      The Company's Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996, are presented as part of the Consolidated Financial Statements.

      Disclosures about Segments of an Enterprise and Related Information: In September 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." This statement is effective for the Company's 1998 Consolidated Financial Statements.

      SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public business enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions. The Company has one operating segment, "Community Banking." Disclosure required by this statement is included in Note 19.

      Consolidated Statements of Cash Flows: For purposes of presenting the Consolidated Statements of Cash Flows, cash equivalents include cash and due from banks and Federal funds sold.

      The cash flow information for the year ended December 31, 1998 includes Tappan Zee fiscal year conversion adjustments. These adjustments are necessary to eliminate the duplication of recording Tappan Zee income and expense components for the three month period ended March 31, 1998, as the December 31, 1997 Consolidated Statements of Condition contains Tappan Zee information as of March 31, 1998.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

      Reclassifications: Certain reclassifications have been made to prior year accounts to conform to the current year's presentation.

Pending Accounting Pronouncements

      Accounting for Derivative Instruments and Hedging Activities: In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and be measured at their fair value. This statement requires that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits a derivative's gains and losses to offset the related results on the hedged item. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

      For the Company, SFAS No. 133 is effective January 1, 2000. A company may also implement this statement as of the beginning of any fiscal quarter after issuance but cannot apply the statement retroactively. The Company does not anticipate that the statement will have a material impact on its consolidated financial position or results of operations.

      Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise:
In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities," to conform the subsequent accounting to that required (under SFAS No. 115) for securities retained after the securitization of mortgage loans by a mortgage banking enterprise to the accounting applicable to non-mortgage banking enterprises. The statement allows a mortgage banking enterprise to classify securities retained after a securitization of mortgage loans held for sale based on its ability and intent to sell or hold those investments. However, such securities must be classified as trading for any securities that a company commits to sell before or during the securitization process. On the date of initial application, a mortgage banking enterprise may reclassify mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place.

      The Company adopted this statement effective January 1, 1999 with no material impact on its financial position or results of operations.

--------------------------------------------------------------------------------

4.  SECURITIES

      A summary of the amortized cost, estimated fair value of securities and related gross unrealized gains and losses at December 31, 1998 and 1997, follows:


SECURITIES

A summary of the amortized cost, estimated fair value of securities arid related gross unrealized gains and losses at December 1, 1998 and 1997, follows:
--------------------------------------------------------------------------------

                                                                                                      (000's)
                                                                                                Gross           Gross     Estimated
                                                                       Amortized           Unrealized      Unrealized          Fair
December 31, 1998                                                           Cost                Gains          Losses         Value
-----------------------------------------------------------------------------------------------------------------------------------
Available for Sale:
U.S. Treasury and government agencies                                   $ 54,532               $1,110            $  4      $ 55,638
Mortgage-backed securities                                               319,345                2,277              30       321,592
Obligations of States and political subdivisions                           1,539                  101              --         1,640
Corporate securities                                                         472                   --              --           472
Other                                                                        172                   --              --           172
-----------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                     $376,060               $3,488            $ 34      $379,514
===================================================================================================================================
Held to Maturity:
Mortgage-backed securities                                              $  9,774               $  118            $  7       $ 9,885
Obligations of states and political subdivisions                          57,245                3,154              --        60,399
-----------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity                                       $ 67,019               $3,272            $  7       $70,284
===================================================================================================================================

                                                                                                      (000's)
                                                                                                Gross           Gross     Estimated
                                                                       Amortized           Unrealized      Unrealized          Fair
December 31, 1997                                                           Cost                Gains          Losses         Value
-----------------------------------------------------------------------------------------------------------------------------------
Available for Sale:
U.S. Treasury and government agencies                                   $117,494               $1,067            $ 43      $118,518
Mortgage-backed securities                                               142,541                1,393              83       143,851
Obligations of states and political subdivisions                           1,241                   65                         1,306
Corporate securities                                                       2,800                   --              --         2,800
Other                                                                        114                   --              --           114
-----------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                     $264,190               $2,525            $126      $266,589
===================================================================================================================================
Held to Maturity
U.S. Treasury and government agencies                                   $ 46,988               $   16            $236      $ 46,768
Mortgage-backed securities                                                62,924                  661             183        63,402
Obligations of states and political subdivisions                          62,696                2,875              --        65,571
Corporate securities                                                         100                    1              --           101
-----------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity                                       $172,708               $3,553            $419      $175,842
===================================================================================================================================

      As a result of the acquisition of Tappan Zee and its wholly-owned subsidiaries, Tarrytowns and TPNZ, approximately $39.5 million of Tarrytowns' held to maturity securities were reclassified to available for sale. The reclassification was made pursuant to SFAS No. 115 to maintain the combined entities interest rate risk profile. Classification of these and other securities as available for sale gives management the ability to react to changes in interest rates. As a result of this reclassification, available for sale securities were increased by the unrealized gain on the reclassified securities of $843,000, and accumulated other comprehensive income was increased by the unrealized gain, net of tax, of approximately $506,000.

      During 1998, 1997 and 1996, gross gains from sales of securities were $1,396,000, $1,341,000, and $955,000, respectively, and gross losses were $14,000, $228,000 and $113,000, respectively.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

      The following tables present the amortized cost of securities at December 31, 1998, distributed based on contractual maturity or earlier call date for securities expected to be called, and unaudited weighted average yields computed on a tax equivalent basis. Mortgage-backed securities which may have principal prepayments are distributed to a maturity category based on estimated average lives. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities Available for Sale
--------------------------------------------------------------------------------

                                                                  (000's, except percentages)
                                                                After 1                After 5
                                          Within             But Within             But Within
                                          1 Year                5 Years               10 Years
--------------------------------------------------------------------------------------------------
                                 Amt.      Yield        Amt.      Yield        Amt.      Yield
--------------------------------------------------------------------------------------------------
U.S. Treasury and
 government agencies         $ 10,511       6.16%   $ 44,021       7.14%   $     --         --%
Mortgage-backed securities     32,699       6.13     120,345       6.41     159,872       6.69
Obligations of states and
 political subdivisions            --         --         130      10.24       1,166       7.69
Corporate securities              472       4.96          --         --          --         --
Other                              --         --          --         --          --         --
--------------------------------------------------------------------------------------------------
Total securities available
 for sale                    $ 43,682       6.12%   $164,496       6.61%   $161,038       6.70%
--------------------------------------------------------------------------------------------------
Estimated fair value         $ 43,729               $166,253               $162,516
==================================================================================================

                                          After
                                       10 Years                  Total
------------------------------------------------------------------------
                                Amt.      Yield        Amt.      Yield
------------------------------------------------------------------------
U.S. Treasury and
 government agencies        $     --         --%   $ 54,532       6.95%
Mortgage-backed securities     6,429       5.72     319,345       6.51
Obligations of states and
 political subdivisions          243       9.16       1,539       8.14
Corporate securities              --         --         472       4.96
Other                            172         --         172         --
------------------------------------------------------------------------
Total securities available
 for sale                   $  6,844       5.70%   $376,060       6.57%
------------------------------------------------------------------------
Estimated fair value        $  7,016               $379,514
========================================================================


Maturities of Securities Held to Maturity
--------------------------------------------------------------------------------

                                                                  (000's, except percentages)
                                                                After 1                After 5
                                          Within             But Within             But Within
                                          1 Year                5 Years               10 Years
--------------------------------------------------------------------------------------------------
                                 Amt.      Yield        Amt.      Yield        Amt.      Yield
--------------------------------------------------------------------------------------------------
Mortgage-backed securities   $     --         --%   $  1,008       5.50%   $     --         --%
Obligations of states and
 political subdivisions         5,540       6.67      29,705       8.25      22,000       8.10
Total Securities held to
 maturity                    $  5,540       6.67%   $ 30,713       8.16%   $ 22,000       8.10%
--------------------------------------------------------------------------------------------------
Estimated fair value         $  5,569               $ 32,189               $ 23,641
==================================================================================================




                                          After
                                       10 Years                  Total
------------------------------------------------------------------------
                                Amt.      Yield        Amt.      Yield
------------------------------------------------------------------------
Mortgage-backed securities  $  8,766       6.25%   $  9,774       6.18%
Obligations of states and
 political subdivisions           --         --      57,245       8.04
Total Securities held to
 maturity                   $  8,766       6.25%   $ 67,019       7.77%
------------------------------------------------------------------------
Estimated fair value        $  8,885               $ 70,284
========================================================================

      Securities having a total par value of approximately $322.9 million at December 31, 1998, were pledged to secure public deposits, as required or permitted by law, and securities sold under agreements to repurchase transactions.

--------------------------------------------------------------------------------

5. LOANS

      Major classifications of loans, including loans held for sale, at December 31, are as follows:

--------------------------------------------------------------------------------

                                                                                        (000's)
                                                        1998             1997             1996              1995              1994
----------------------------------------------------------------------------------------------------------------------------------
Time and demand loans                              $  53,869         $ 33,947        $  31,567         $  25,324         $  13,480
Installment loans                                     23,296           15,520           16,263            16,432            22,149
Credit card                                            8,338            8,042            8,264             2,592                --
Real estate loans
    - Commercial                                     307,651          313,675          271,721           216,076           196,560
    - Residential                                    157,137          129,461          125,737           108,429           101,904
    - Construction and land development              148,761           84,890           73,008            44,351            28,065
    - Home equity                                     30,762           32,095           28,844            25,221            21,734
Other                                                  3,710            5,739            5,184             5,902             1,808
----------------------------------------------------------------------------------------------------------------------------------
                                                     733,524          623,369          560,588           444,327           385,700
Deferred net commitment fees                          (1,994)          (1,169)          (1,068)             (923)             (981)
Unearned discount                                       (162)            (208)            (239)             (235)             (266)
Allowance for loan losses                             (8,889)          (8,260)          (6,402)           (4,558)           (3,970)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                               $722,479         $613,732         $552,879          $438,611          $380,483
==================================================================================================================================

      Loans held for sale of $3,283,000 and $340,000 at December 31, 1998 and 1997, respectively, which are included in the above table, and commitments of $1,061,000 at December 31, 1998 (none at December 31,1997), which have not yet closed, are fixed rate residential real estate loans with an aggregate cost of $4,344,000 and market value of $4,336,000 at December 31, 1998, and a cost of $340,000 and market value of $341,000 at December 31, 1997.

      A substantial amount of the Company's commercial and residential lending activities are with customers located in Rockland and Westchester Counties, New York. Although lending activities are diversified, a substantial portion of the Company's customers' net worth is dependent on these counties' real estate values.

      Credit policies, applicable to each type of lending activity, have been established, to evaluate the creditworthiness of each customer and, in most cases, require collateral to be pledged. Generally, credit extension does not exceed 60 to 80 percent of the estimated fair value of the collateral at the date of extension (with occasional exceptions), depending on the evaluation of the borrower's creditworthiness. The fair value of collateral is monitored on an ongoing basis. Real estate is the primary form of collateral. While collateral provides assurance as a secondary source of repayment, the primary source of repayment is ordinarily based on the borrower's ability to generate continuing cash flow, which is a principal underwriting criteria for approving a loan.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

      A summary of the allowance for loan losses for the years ended December 31, is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                  (000's, except percentages)
                                                     1998          1997          1996          1995          1994
-----------------------------------------------------------------------------------------------------------------
Net loans outstanding at end of the year        $ 722,479     $ 613,732     $ 552,879     $ 438,611     $ 380,483
-----------------------------------------------------------------------------------------------------------------
Average net loans outstanding during the year     657,171       582,267       499,677       403,220       352,117
-----------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance at beginning of the year                $   8,260     $   6,402     $   4,558     $   3,970     $   3,392
Adjustment for pooling of company with
    different fiscal year end                         (10)           --            --            --            --
Provision charged to expense                        1,239         2,362         2,344         1,290         1,164
-----------------------------------------------------------------------------------------------------------------
                                                    9,489         8,764         6,902         5,260         4,556
-----------------------------------------------------------------------------------------------------------------
Charge-offs and recoveries during the year:
Charge-offs:
    Real estate                                       (75)         (339)         (356)         (427)         (499)
Time and demand                                      (300)           (3)          (77)         (236)          (76)
Installment                                          (319)         (327)         (165)         (110)          (96)
Recoveries:
    Time and demand                                     3           104            83            20            37
Installment                                            91            61            15            51            48
-----------------------------------------------------------------------------------------------------------------
Net charge-offs during the year                      (600)         (504)         (500)         (702)         (586)
-----------------------------------------------------------------------------------------------------------------
Balance at end of the year                      $   8,889     $   8,260     $   6,402     $   4,558     $   3,970
-----------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average net loans
    outstanding during the year                      0.09%         0.09%         0.10%         0.17%         0.17%
Ratio of allowance for loan losses to loans
    outstanding at end of the year                   1.22%         1.33%         1.14%         1.03%         1.03%
Ratio of provision to net charge-offs (times)        2.07          4.69          4.69          1.84          1.99
=================================================================================================================

      Real estate charge-offs ordinarily are incurred in connection with transfers to OREO and, as a result, related recoveries, if any, generally reduce OREO expense rather than being treated as a recovery of a charged-off loan.

     The following table summarizes the Company's nonaccrual and restructured loans, OREO and related interest income not recorded on nonaccrual loans as of and for the year ended December 31:

-------------------------------------------------------------------------------------------------
                                                              (000's, except percentages)
                                                     1998      1997      1996      1995      1994
-------------------------------------------------------------------------------------------------
Nonaccrual loans at year end                       $2,335    $7,254    $9,568    $5,018    $6,427
OREO at year end                                      415     2,021       773     1,341       999
Restructured loans at year end                        718       867     2,101     4,074     5,787
Additional interest income that would have been
     recorded if these borrowers had complied
     with contractual loan terms                      123       542       936       319       518
Nonperforming assets to total assets at year end     0.21%     0.80%     1.12%     0.80%     1.07%
=================================================================================================

      Substantially all of the nonaccruing loans are collateralized by real estate, except for certain loans made by the Bank to Bennett Funding Group ("Bennett"), a lease finance company, which are collateralized by cash and lease receivables. At December 31, 1998, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

      At December 31, 1998, there are loans aggregating approximately $773,000, which are not on nonaccrual status, that were potential problem loans that may result in their being placed on nonaccrual status in the future.

      At December 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 approximated $1.6 million and $4.8 million, respectively (including those loans to Bennett), of which $1.2 million and $4.4 million, respectively, were in nonaccrual status. Each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114.

      Restructured loans in the amounts of $0.4 million at both December 31, 1998 and 1997, that are considered to be impaired due to a reduction in the contractual interest rate are

--------------------------------------------------------------------------------

on accrual status since the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans not yet collected as of December 31, 1998 and 1997 is immaterial. The total allowance for loan losses specifically allocated to impaired loans was $0.5 million and $1.8 million as of December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans for the years ended December 31, 1998, 1997 and 1996 was approximately $3.4 million, $6.3 million and $7.5 million, respectively. For the years ended December 31, 1998, 1997 and 1996, interest income recognized by the Company on impaired loans was not material.

      At December 31, 1998, the Bank has approximately $0.8 million ($3.3 million at December 31,1997) of outstanding loans, collateralized by cash and lease receivables, to Bennett, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court, the Bank collected an initial payment of $1.4 million, reducing the original balance of $3.3 million to $1.9 million. Additional collections of $0.8 million were received through December 31, 1998 and $0.3 million was charged-off during 1998, reducing the recorded balance of the loans to $0.8 million. Further collections are anticipated. The ruling by the Bankruptcy Court is subject to appeal by the Trustee. The Bennett loans are on nonaccrual status and a specific allocation is included in the allowance for loan losses of $0.4 million in accordance with SFAS No. 114.

      The following table summarizes impaired loans by loan type and measurement method pursuant to SFAS 114:
--------------------------------------------------------------------------------

                                                                   (000's)
                                                              As of December 31,
                                                 1998                                     1997
                                 Present Value          Fair Value        Present Value          Fair Value
                                   of expected                  of          of expected                  of
                                    cash flows          collateral           cash flows          collateral
-------------------------------------------------------------------------------------------------------------
Real estate - Commercial                  $124                $718               $   68              $1,450
Other                                      726                  --                3,303                  --
-------------------------------------------------------------------------------------------------------------
Totals                                    $850                $718               $3,371              $1,450
=============================================================================================================

6. PREMISES AND EQUIPMENT

      A summary of premises and equipment at December 31, follows:

                                                                     (000's)
--------------------------------------------------------------------------------
                                                                1998        1997
--------------------------------------------------------------------------------
Land                                                         $ 2,574     $ 2,632
Buildings                                                      7,029       7,009
Leasehold improvements                                           476         360
Furniture, fixtures and equipment                              6,520       5,537
--------------------------------------------------------------------------------
                                                              16,599      15,538
Less accumulated depreciation and amortization                 5,389       4,655
--------------------------------------------------------------------------------
Premises and equipment, net                                  $11,210     $10,883
================================================================================

      The Banks lease certain premises and equipment under noncancellable operating leases. Certain of these lease agreements provide for periodic increases in annual rental payments based on published price indices, renewal options for varying periods and purchase options at amounts which are expected to approximate the fair values of the related assets at the dates the options are exercisable.

      Rent expense for premises and equipment was $895,000 in 1998, $727,000 in 1997 and $582,000 in 1996 .

      The Bank leases a portion of its corporate headquarters, and the Company leased a bank branch facility through December 1996 to tenants under operating leases and recorded rental income of approximately $362,000 in 1998, $371,000 in 1997 and $525,000 in 1996. The tenant of the bank branch facility purchased the facility for the fair value of the property in December 1996.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

      As of December 31, 1998, future minimum lease payments are as follows:

--------------------------------------------------------------------------------
Year Ending December 31,         (000's)
--------------------------------------------------------------------------------
                   1999       $   872
                   2000           724
                   2001           583
                   2002           527
                   2003           396
            After  2003         1,929
--------------------------------------------------------------------------------
Total minimum lease payments   $5,031
================================================================================

      As of December 31, 1998, future minimum lease receipts are as follows:

--------------------------------------------------------------------------------
Year Ending December 31,         (000's)
--------------------------------------------------------------------------------
                   1999          $306
                   2000           287
                   2001           138
                   2002            96
                   2003            72
            After  2003            --
--------------------------------------------------------------------------------
Total minimum lease receipts     $899
================================================================================

7.  DEPOSITS

      A summary of deposits at December 31, follows:

--------------------------------------------------------------------------------

                                                                                                       (000's)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         1998                            1997
-------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing:
Deposits of:
     Individuals, partnerships and corporations                                      $124,352                       $  94,152
     Certified and official checks                                                     11,230                          11,694
     States and political subdivisions                                                  1,688                           2,502
-------------------------------------------------------------------------------------------------------------------------------
Total non-interest bearing                                                            137,270                         108,348
-------------------------------------------------------------------------------------------------------------------------------
Interest bearing:
NOW accounts                                                                           59,229                          48,646
Money market accounts                                                                  37,424                          39,350
Savings deposits                                                                      331,033                         268,695
Time deposits of individuals, partnerships and corporations                           265,035                         247,722
States and political subdivisions                                                      68,933                         128,232
IRA's and Keogh's                                                                      59,716                          61,795
-------------------------------------------------------------------------------------------------------------------------------
Total interest bearing                                                                821,370                         794,440
-------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                       $958,640                        $902,788
===============================================================================================================================

      Time deposits, including IRA's and Keogh's and time deposits of states and political subdivisions, classified by time remaining to maturity for each of the five years following December 31, 1998 are as follows:

--------------------------------------------------------------------------------
                                                        (000's)
--------------------------------------------------------------------------------
Less than 12 months                                    $323,616
Over 12 months through 24 months                         46,747
Over 24 months through 36 months                          5,844
Over 36 months through 48 months                          1,902
Over 48 months through 60 months                          1,183
--------------------------------------------------------------------------------
Total                                                  $379,292
================================================================================

      At December 31, 1998 and 1997, certificates of deposits and other time deposits of $100,000 or more totalled $121,874,000 and $176,272,000, respectively. Certificates of deposit and other time deposits of $100,000 or more include deposits of states and political subdivisions which are acquired on a bid basis. The Banks generally do not acquire brokered deposits. At December 31, 1998, such deposits classified by time remaining to maturity were as follows:

--------------------------------------------------------------------------------
                                                        (000's)
--------------------------------------------------------------------------------
3 months or less                                      $  77,497
Over 3 months through 6 months                           20,118
Over 6 months through 12 months                          15,831
Over 12 months                                            8,428
--------------------------------------------------------------------------------
Total                                                  $121,874
================================================================================

--------------------------------------------------------------------------------

8.  INCOME  TAXES

      The components of the provision for income taxes for the years ended December 31, are as follows:

--------------------------------------------------------------------------------
                                                        (000's)
                                         1998             1997             1996
--------------------------------------------------------------------------------
Federal:
    Current                           $ 3,369          $ 5,721          $ 4,828
    Deferred                           (1,182)          (1,268)            (862)

State:
    Current                             1,592              935            1,638
    Deferred                             (407)            (366)            (504)
--------------------------------------------------------------------------------
Total                                 $ 3,372          $ 5,022          $ 5,100
================================================================================

      The income tax provision includes income taxes related to net gains on securities transactions of approximately $566,000, $466,000 and $353,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The tax effects of temporary differences that give rise to the significant portions of deferred tax assets at December 31, 1998 and 1997, are as follows:

--------------------------------------------------------------------------------
                                                                    (000's)
                                                             1998           1997
--------------------------------------------------------------------------------
Deferred tax assets, net:
    Allowance for loan losses                              $3,776         $3,042
    Deferred compensation and
        benefit plan expenses                               1,104            663
    Deferred loan fees                                        822            492
      Depreciation and other                                  257            118
--------------------------------------------------------------------------------
Total deferred tax assets, net                             $5,959         $4,315
================================================================================

      In addition to amounts in the above table, the Company recorded a deferred tax liability of $1,433,000 in 1998 and $1,011,000 in 1997, relating to available for sale securities valued at fair value in accordance with SFAS No.
115. Management believes it is more likely than not that the net deferred tax assets will be realized.

The following is a reconciliation of the statutory Federal and effective tax rates as a percentage of income before taxes for the years ended December 31:

---------------------------------------------------------------------------------------------
                                                                 1998       1997       1996
---------------------------------------------------------------------------------------------
Statutory Federal income tax rate                                35.0%      35.0%      35.0%
Interest on obligations of states and political subdivisions     (6.2)      (5.8)      (6.2)
State income taxes, net of Federal tax benefit                    5.0        2.2        4.8
Liquidation of subsidiary                                       (15.7)        --         --
Merger related expenses                                           4.0         --         --
Other                                                            (0.2)      (1.0)      (0.4)
---------------------------------------------------------------------------------------------
Effective tax rate                                               21.9%      30.4%      33.2%
=============================================================================================

      Tarrytowns, as a thrift institution, is subject to special provisions of the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consist of a defined base-year amount, plus additional amounts accumulated after the base year.

      At December 31, 1998, Tarrytowns' Federal and state bad debt reserves were $1.2 million and $5.2 million, respectively, which equaled the base-year amounts. Deferred tax liabilities have not been recognized with respect to these reserves for Federal tax purposes since the Company does not expect that such amounts will become taxable in the foreseeable future. At December 31, 1998, Tarrytowns' unrecognized deferred tax liability with respect to the Federal base-year reserves was approximately $0.4 million. Under the tax law, as amended, events that would result in taxation of these reserves include (i) redemptions of Tarrytowns' stock or certain excess distributions,

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

(ii) failure of Tarrytowns to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes, and (iii) a change in the tax law. As a result of the planned merger of Tarrytowns with and into the Bank, the reserves for state purposes will become taxable. Accordingly, a deferred tax liability of $0.6 million has been recorded as part of the merger related expenses.

9. BORROWINGS AND LONG-TERM DEBT

      The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Short-term borrowings include securities sold under agreements to repurchase, Federal funds purchased, and short-term Federal Home Loan Bank of New York ("FHLB") advances.

      The Bank may borrow up to $50.0 million from two primary investment firms under master security sale and repurchase agreements. In addition, the Bank and Tarrytowns have the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. Short-term securities sold under agreements to repurchase mature between one and 365 days. At December 31, 1998 and 1997, the Bank had $1.0 million and $34.9 million of such short-term borrowings outstanding, respectively, with terms of 365 days in 1998, and 21 to 31 days in 1997, and at interest rates of between
5.75 percent and 6.00 percent. The borrowings are collateralized by securities with an aggregate amortized cost and fair value of $1.0 million and $1.0 million in 1998, and $35.5 million and $35.6 million in 1997, respectively.

      Federal funds purchased represent overnight funds. The Bank has Federal funds purchase lines available with five financial institutions for a total of $36.0 million. At December 31, 1998 and 1997, the Bank had no Federal funds purchased balances outstanding.

      Short-term FHLB advances are borrowings with original maturities of between one and 365 days. At December 31, 1998, the Banks had no such borrowings outstanding. At December 31, 1997, the Bank had short-term FHLB advances of $35.0 million outstanding with terms of 14 to 365 days, and at interest rates ranging from 6.00 percent to 6.13 percent.

      Additional information with respect to short-term borrowings for the three years ended December 31, 1998, 1997 and 1996 is presented in the following table.

--------------------------------------------------------------------------------
                                               (000's, except percentages)
Short-Term Borrowings                         1998          1997           1996
--------------------------------------------------------------------------------
Balance at December 31                  $    1,000    $   69,863     $   34,425
Average balance outstanding                  9,678        48,765         12,812
Weighted-average interest rate*
     As of December 31                        5.75%         6.05%          5.85%
     Paid during year                         6.07%         5.80%          5.67%
--------------------------------------------------------------------------------
*The weighted-average interest rates have been adjusted to reflect the effect of an interest rate swap used to convert a variable rate borrowing to a fixed rate (See Note 16).

      At December 31, 1998, long-term FHLB advances totalled $34.3 million, compared with $24.2 million as of December 31, 1997. At December 31, 1998, long-term FHLB advances aggregating $9.0 million are single principal payments and may not be repaid prior to maturity without penalty. Long-term FHLB advances aggregating $25.3 million are amortizing advances having scheduled payments, that also may not be repaid in full prior to maturity without penalty.

      The Banks also have long-term borrowings of $164.8 million and $39.7 million in securities sold under agreements to repurchase as of December 31, 1998 and 1997, respectively. At December 31, 1998, these borrowings include $9.8 million having an original term of three years at an interest rate of 6.08 percent, and $155.0 million having original terms of between five and ten years at interest rates of between 4.13 percent and 5.67 percent that are callable at the option of the counterparty to the repurchase agreements every three months after five years from the initial date of the transaction. The borrowings are collateralized by securities with an aggregate amortized cost and fair value of $147.9 million and $149.5 million in 1998, respectively, and $41.5 million in both aggregate amortized cost and fair value in 1997. Also, as of December 31, 1998, the Bank has pledged to the FHLB, in addition to the securities, certain mortgage-related assets pertaining to a repurchase agreement borrowing of $20.0 million.

      The Banks have an additional borrowing capacity of up to $355.0 million at December 31, 1998 from the FHLB at various terms collateralized by FHLB stock owned and to be purchased and certain other assets. The Bank may also borrow an additional $40.2 million under its master security sale and repurchase agreements and $36.0 million under overnight Federal funds lines.

      At December 31, 1998 and 1997, the Company holds 178,485 and 146,664 shares, respectively, of capital stock in the FHLB

The following table is a summary of long-term debt distributed based upon remaining contractual maturity at December 31, 1998, with comparative totals for December 31, 1997 and 1996:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (000's, except percentages)
                                                              After 1
                                               Within      But Within          After           1998            1997           1996
                                               1 Year         5 Years        5 Years          Total           Total          Total
------------------------------------------------------------------------------------------------------------------------------------
Total long-term debt - fixed rate advances     $9,000         $33,767       $156,348       $199,115         $63,940        $25,267
Weighted-average interest rate                   6.37%          5.56%           5.18%          5.30%           5.92%          6.20%
====================================================================================================================================

--------------------------------------------------------------------------------

with a carrying value of $17.8 million and $14.7 million, respectively, which is required in order to borrow under the short and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The Banks may borrow up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Banks.

10. CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST

      On February 5, 1997, the Company completed its issuance of trust capital securities (the "Capital Securities") that raised $20 million of capital ($18.8 million net proceeds after issuance expenses). The 9.58% Capital Securities, due February 1, 2027, were issued by the Trust, a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock, and advance the proceeds to the Company by purchasing junior subordinated debt of the Company. The Capital Securities may not be redeemed, except under limited circumstances, until February 1, 2007, and thereafter at a premium which reduces over a ten year period. The Company may also reduce outstanding Capital Securities through open market purchases. Dividends are paid semiannually, in February and August.

      The Capital Securities qualify as Tier I or core capital for the Company under the Federal Reserve Board's risk-based capital guidelines. The proceeds of the sale of the Capital Securities are available for general corporate purposes. In February 1997, the Company made an additional capital contribution of $14.5 million to the Bank and also redeemed the Company's existing outstanding preferred stock in the amount of $3,250,000 with a portion of the proceeds of the Capital Securities. Payments on the junior subordinated debt, which are in turn passed through the Trust to the Capital Securities holders, will be serviced through existing liquidity and cash flow sources of the Company. The Company will be permitted to deduct payments on the Capital Securities under current Federal tax law.

      As long as no default has occurred and is continuing, the Company has the right under the junior subordinated indenture to defer the payment of interest at any time or from time to time for a period not exceeding 10 consecutive semiannual periods for any one extension (each such period an "Extension Period"); provided, however, that no Extension Period may extend beyond the stated maturity of the junior subordinated debt securities. During any Extension Period, the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company's capital stock (which includes common and preferred stock),
(ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the junior subordinated debt securities, or (iii) make any guarantee payments with respect to any guarantee by the Company of the debt securities of any subsidiary of the Company if such guarantee ranks pari passu with or junior in interest to the junior subordinated debt securities, in each case subject to certain exceptions.

      Pursuant to the terms of the documents governing the Company's junior subordinated debt and the Capital Securities of the Trust, if the Company is in default under such securities, the Company is prohibited from repurchasing or making distributions, including dividends, on or with respect to its common or preferred stock and from making payments on any debt or guarantees which rank pari passu or junior to such securities.

      In addition, under the terms of the indenture governing its junior subordinated debt, the Company may not merge or consolidate with, or sell substantially all of its assets to, any other corporation, person or entity unless (a) the surviving corporation is a domestic corporation which expressly assumes the Company's obligations with respect to the junior subordinated debt and the Capital Securities and related documents, (b) there is no, and the merger or other transaction would not cause a, default under the junior subordinated debt, and (c) certain other conditions are met.

11. STOCKHOLDERS' EQUITY

      The Company declared 10 percent stock dividends to shareholders of record on December 7, 1998, and May 31, 1996, which were distributed on December 21, 1998 and June 14, 1996, respectively. In addition, the Company declared two-for-one stock splits in the form of a 100% stock dividend to stockholders of record on December 15, 1997 and December 13, 1996, which were distributed on December 24, 1997 and December 30, 1996, respectively.

      The weighted average shares outstanding and per share amounts have been adjusted to reflect the stock dividends and splits, as well as the pooling-of-interests acquisition of Tappan Zee.

      During the third quarter of 1998 and fourth quarter of 1997, Realty Corp. declared and paid dividends totaling $45,210 and $10,960, respectively, to its non-affiliate minority-interest junior preferred shareholders.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

      At the Company's annual meeting of shareholders held on May 20, 1998, an amendment to the Company's Certificate of Incorporation was approved by the shareholders of the Company. This amendment increased the authorized number of shares of common stock from 20,000,000 to 30,000,000, and reduced the par value of the common stock from $5.00 per share to $0.01 per share.

      In accordance with regulatory requirements, Tarrytowns established a liquidation account at the time of its conversion to a stock company ("Conversion") in the amount of $7.8 million, equal to its net worth at March 31, 1995. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at Tarrytowns after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of Tarrytowns (or successor insured depository institution), each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for eligible accounts then held.

      The ability of the Company, the Bank and Tarrytowns to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Bank and Tarrytowns. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At December 31, 1998, the Bank could pay dividends to the Company of $27.6 million without having to obtain prior regulatory approval.

      Tarrytowns may not declare or pay cash dividends on its common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital requirements or the amount required to be maintained for the liquidation account. The Office of Thrift Supervision ("OTS") capital distribution regulations applicable to savings institutions (such as Tarrytowns) that meet their regulatory capital requirements, generally limit dividend payments in any year to 100% of year-to-date net income, plus the amount of its retained net income for the preceding two years. At December 31, 1998, Tarrytowns could pay, pursuant to the above regulations, dividends to the Company of $1.1 million.

      The Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the Capital Securities or related junior subordinated debt, or if the Company elects to defer payment for up to five years as permitted under the terms of the Capital Securities and related junior subordinated debt (See Note 10).

      In December 1993, the Company implemented a Dividend Reinvestment Plan ("DRIP"). The DRIP allows stockholders to invest cash dividends in shares of the Company's common stock at fair value. In the third quarter of 1994, a stock purchase feature was added to allow stockholders to purchase additional common stock at fair value of up to $2,500 per quarter. The DRIP was suspended for dividends paid after January 1, 1996. As of December 31, 1998, 200,000 shares of common stock are authorized for issuance in connection with the DRIP, of which 98,020 shares have been issued.

      The dividend rate on the Company's Series "A" cumulative nonvoting preferred stock issued to a single investor was determined quarterly and was subject to certain minimum and maximum per annum dividend rates. The weighted average dividend was at the minimum rate of 8.4 percent for 1997 and 1996. In 1996, $500,000 of the preferred stock was redeemed by the Company at stated value. The Company redeemed the remaining outstanding amount of $3,250,000 of preferred stock at stated value on February 14,1997.

      The Company sold 100, 20,650 and 20,108 shares of treasury stock in 1998, 1997 and 1996, respectively. These shares were purchased by the Company's Employee Stock Ownership Plan (With Code Section 401(k) Provisions) ("KSOP") and the Bank's Key Employees' Supplemental Investment Plan ("KESIP") at fair value. In addition, the Company purchased 73,606, 39,160 and 20,975 common shares at fair value for the treasury in 1998, 1997 and 1996, respectively. The 1998 purchases were made in connection with stock option exercises. Common shares totaling 55,135 purchased by Tappan Zee in 1997 and 1996 for the treasury were retired in connection with the acquisition of Tappan Zee.

      In connection with the Bank's KESIP, amounts deferred by participating employees and contributed by the Bank are invested in Company stock. This investment in Company stock of $0.7 million at December 31, 1998 and $1.4 million at December 31, 1997 is included in common stock held for benefit plans, which is shown as a reduction of stockholders' equity. The related deferred compensation obligation is also shown as a component of stockholders' equity (See Note 17).

--------------------------------------------------------------------------------

12. REGULATORY MATTERS

      The Company, the Bank and Tarrytowns are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and, also with respect to the Bank and Tarrytowns, regulatory framework for prompt corrective action, the Company, Bank and Tarrytowns must meet or exceed specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance sheet items, as calculated under regulatory accounting practices and as presented in the table below. The Company's, Bank's and Tarrytowns' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

------------------------------------------------------------------------------------------------------------------------------
                                                                              (000's, except percentages)
                                                                                                                       Minimum
                                                                                         Minimum        To Be Well Capitalized
                                                                                      For Capital      Under Prompt Corrective
                                                         Actual                 Adequacy Purposes            Action Provisions
------------------------------------------------------------------------------------------------------------------------------
Company                                              Amount     Ratio           Amount      Ratio         Amount         Ratio
------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998
    Total Capital (to Risk Weighted Assets)        $124,102     16.12%        $ 61,586       8.0%            N/A           N/A
    Tier I Capital (to Risk Weighted Assets)        115,213     14.97%          30,793       4.0%            N/A           N/A
    Tier I Capital (to Average Assets)              115,213      9.13%          50,500       4.0%            N/A           N/A

As of December 31, 1997
    Total Capital (to Risk Weighted Assets)        $112,635     16.47%        $ 54,712       8.0%            N/A           N/A
    Tier I Capital (to Risk Weighted Assets)        104,375     15.26%          27,356       4.0%            N/A           N/A
    Tier I Capital (to Average Assets)              104,375      9.37%          44,540       4.0%            N/A           N/A
------------------------------------------------------------------------------------------------------------------------------
Bank
------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998
    Total Capital (to Risk Weighted Assets)       $  99,368     13.71%        $ 57,999       8.0%        $72,499         10.0%
    Tier I Capital (to Risk Weighted Assets)         91,194     12.58%          29,000       4.0%         43,499          6.0%
    Tier I Capital (to Average Assets)               91,194      8.14%          44,828       4.0%         56,035          5.0%

As of December 31, 1997
    Total Capital (to Risk Weighted Assets)       $  87,166     13.55%        $ 51,470       8.0%        $64,337         10.0%
    Tier I Capital (to Risk Weighted Assets)         79,471     12.35%          25,735       4.0%         38,602          6.0%
    Tier I Capital (to Average Assets)               79,471      8.09%          39,295       4.0%         49,119          5.0%
------------------------------------------------------------------------------------------------------------------------------
Tarrytowns
------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998
    Total Capital (to Risk Weighted Assets)       $  21,309     45.89%        $  3,714       8.0%       $  4,643         10.0%
    Tier I Capital (to Risk Weighted Assets)         20,727     44.64%           1,857       4.0%          2,786          6.0%
    Core Capital (to Adjusted Tangible Assets)       20,727     13.05%           6,355       4.0%          7,943          5.0%
    Tangible Capital (to Tangible Assets)            20,727     13.05%           2,383       1.5%            N/A           N/A

As of December 31, 1997
    Total Capital (to Risk Weighted Assets)       $  17,793     44.60%        $  3,191       8.0%       $  3,989         10.0%
    Tier I Capital (to Risk Weighted Assets)         17,292     43.30%           1,596       4.0%          2,394          6.0%
    Core Capital (to Adjusted Tangible Assets)       17,292     13.80%           5,007       4.0%          6,259          5.0%
    Tangible Capital (to Tangible Assets)            17,292     13.80%           1,878       1.5%            N/A           N/A
==============================================================================================================================

N/A - Not Applicable

      Capital ratios are computed excluding unrealized gains or losses on available for sale securities, net of tax effect, which is included in the "Accumulated other comprehensive income" component of stockholders' equity for financial reporting purposes.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

      Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain or exceed minimum capital amounts and ratios as defined in the regulations, and set forth in the tables on page 42. Management believes, as of December 31, 1998, that the Company and the Banks meet all capital adequacy requirements to which it is subject, and are considered well capitalized under regulatory guidelines.

      As of December 31, 1998, the most recent notification from the FDIC categorized the Bank and Tarrytowns as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that category.

13. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

-------------------------------------------------------------------------------------------------------------------------
                                                                                        (000's, except share amounts)
                                                                                       1998          1997          1996
-------------------------------------------------------------------------------------------------------------------------
Numerator:
    Net income                                                                  $    12,009   $    11,499   $    10,269
    Less preferred stock dividends                                                       45            45           294
-------------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share - net income available
    to common stockholders                                                      $    11,964   $    11,454   $     9,975
=========================================================================================================================
Denominator:
    Denominator for basic earnings per share - weighted average shares           15,493,765    15,331,962    15,320,858
    Effects of dilutive securities:
        Director and employee stock options                                       1,046,025     1,279,759       780,288
        Restricted stock not vested                                                  10,446        17,161        12,985
-------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted weighted average shares    16,550,236    16,628,882    16,114,131
=========================================================================================================================
Basic earnings per share                                                        $      0.77   $      0.75   $      0.65
Diluted earnings per share                                                      $      0.72   $      0.69   $      0.62
=========================================================================================================================

Note 17 describes the Company's director and employee stock option and recognition and retention plans.

14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of the estimated fair values for certain financial instruments. The estimated fair values disclosed below are as of December 31, 1998 and 1997, and have been determined by using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. Also, the use of different market assumptions and /or estimation methodologies may have a material effect on the determination of the estimated fair values.

      The fair value estimates presented below are based on pertinent information available to the Company as of December 31, 1998 and 1997. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 1998 and 1997, and therefore, current estimates of fair value may differ significantly from the amounts presented below.

      Fair value methods and assumptions are as follows:

      Cash, Cash Equivalents and Other Short-Term Investments The carrying amount is a reasonable estimate of fair value.

      Securities and Accrued Interest Receivable- The fair value of securities is estimated based on quoted market prices or dealer quotes, if available. If a quote is not available, fair value is estimated using quoted market prices for similar securities. Accrued interest is stated at its carrying amount.

--------------------------------------------------------------------------------

      Loans, Loans Held for Sale and Accrued Interest Receivable - For certain homogeneous fixed rate categories of loans, such as residential mortgages, fair value is estimated using quoted market prices for securities backed by similar loans. The fair value of other fixed rate loans has been estimated by discounting projected cash flows using current rates for similar loans with equivalent credit risk. For loans for which there has been no impairment in credit risk and which reprice frequently to market rates, the carrying amount is a reasonable estimate of fair value. The fair value of impaired and nonaccrual loans is estimated by reducing such amounts by specific and general loan loss allowances. Accrued interest is stated at its carrying amount.

      Deposits Without Stated Maturities and Accrued Interest Payable - Under SFAS No. 107, the estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, money market and savings accounts, is equal to the amount payable on demand. Accrued interest payable, as applicable, is stated at its carrying amount.

      Time Deposits and Accrued Interest Payable - The fair value of certificates of deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered at the reporting date for deposits of similar remaining maturities. Accrued interest payable is stated at its carrying amount.

      Securities Sold Under Agreements to Repurchase, FHLB Advances and Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trust, and Accrued Interest Payable - The carrying amount is a reasonable estimate of fair value for borrowings which are either short-term or for which applicable interest rates reprice based upon changes in market rates. For medium and long-term borrowings, fair value is based on discounted cash flow through contractual maturity at rates currently offered at the balance sheet date for similar terms. Accrued interest payable is stated at its carrying amount.

      Financial Instruments with Off-Balance Sheet Risk - As described in Note 16, the Company is a party to financial instruments with off-balance sheet risk at December 31, 1998 and 1997. Such financial instruments include commitments to extend permanent financing and letters of credit. If the commitments are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the commitments expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 1998 and 1997, respectively, approximates the recorded amounts of the related fees, which are not material to the consolidated financial position of the Company. The Company also has off-balance sheet interest rate contracts which are further described in Note
16. The fair value of these contracts is not material at December 31, 1998 and 1997.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                     As of December 31,
                                                                      1998                                    1997
                                                                             Estimated                                Estimated
                                                          Carrying                Fair             Carrying                Fair
                                                            Amount               Value               Amount               Value
---------------------------------------------------------------------------------------------------------------------------------
Assets:                                                                               (In millions)
Cash, cash equivalents and other
    short-term investments                                 $  71.0             $  71.0              $  54.8             $  54.8
Securities and accrued interest receivable                   449.4               452.7                443.3               446.5
Loans, loans held for sale and accrued interest
    receivable                                               726.7               740.3                617.7               622.3
Liabilities:
Deposits without stated maturities and accrued
     interest payable                                        579.6               579.6                473.1               473.1
Time deposits and accrued interest payable                   381.3               382.9                432.1               432.9
Securities sold under agreements to repurchase
     and accrued interest payable                            167.0               171.6                 74.9                76.3
FHLB advances and accrued interest payable                    34.5                34.6                 59.3                60.7
Corporation - Obligated mandatory redeemable
     capital securities of subsidiary trust and accrued
    interest payable                                          20.8                23.0                 20.8                22.6
=================================================================================================================================

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

15. RELATED PARTY TRANSACTIONS

      A summary of the transactions for the year ended December 31, 1998, with respect to loans (in excess of $60,000 with respect to each party) to directors, senior executive officers, stockholders or companies in which they had a 10 percent or more beneficial interest is as follows:

--------------------------------------------------------------------------------
                                                       (000's)
--------------------------------------------------------------------------------
Balance, December 31, 1997                             $1,978
New loans                                                 200
Borrowers no longer considered
     to be related parties                             (1,292)
Repayments                                                (38)
--------------------------------------------------------------------------------
Balance, December 31, 1998                               $848
================================================================================

      The Company has made payments to organizations in which certain directors have a beneficial interest for services rendered by such organizations. Such payments are not considered to be material in the aggregate.

16. COMMITMENTS AND CONTINGENCIES

      At December 31, 1998, the Company and Bank are committed under employment agreements with the Chairman, President and Chief Executive Officer ("CEO"), Senior Executive Vice President and Chief Lending Officer and Senior Executive Vice President and Chief Financial Officer requiring an annual salary of $560,000, $160,000 and $160,000, respectively; annual bonus payments equal to six, one and one percent of net income (as defined) of the Company, respectively, under the Executive Incentive Bonus Plan; and annual stock option grants of 106,480 shares, 39,930 shares and 39,930 shares, respectively, issued at fair value (110 percent of fair value for incentive stock options if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant); and other benefits for the term of the agreements. The CEO's employment agreement is for a five year term, expiring November 16, 2003, while the Senior Executive Vice Presidents' agreements are for three year terms, expiring November 16, 2001.

      The CEO's contract also requires minimum annual salary increases of $30,000. All of the agreements include change in control provisions, requiring certain payments, including three times annual salary and average bonus payments (as defined), in the event of a voluntary or involuntary termination connected with a change in control.

      At December 31, 1998, Tarrytowns is committed under an employment agreement and consulting agreement with an Executive Vice President of Tarrytowns and the former President of Tarrytowns, respectively. Under the employment agreement, Tarrytowns will make payments of $165,000 per year for services to be performed for a period of three years. Under the consulting agreement, payments of $77,000 per year for services to be performed will be made for a period of three years. Both agreements were effective as of August 31,1998. Payments under these agreements accelerate in the event of a change in control of the Company. Tarrytowns is also committed under employment agreements with four other employees. Under the terms of the agreements, payments aggregating $122,000 are required for the remaining term of employment.

      In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying Consolidated Financial Statements. At December 31, 1998 and 1997, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines approximated $204.6 million and $154.8 million, and outstanding letters of credit totalled $25.3 million and $24.3 million, respectively. Such amounts represent the maximum risk of loss on these commitments.

      During 1997 and 1996, the Bank, which is an approved Federal Home Loan Mortgage Corporation ("FHLMC") seller/servicer, sold mortgage loans to FHLMC, with net proceeds totalling $1.1 million and $0.6 million, respectively. The Bank did not sell mortgage loans to FHLMC during 1998. At December 31, 1998, the principal balance of the loans sold and exchanged which remain uncollected totalled $57.6 million. The Bank is committed to service these loans.

      In connection with its asset and liability management program, the Bank entered into a protected rate agreement ("cap") which has a remaining aggregate notional amount of $2.0 million at December 31, 1998 ($2.5 million at December 31, 1997). The premium paid in the amount of $85,000 was deferred and is being amortized over the five year life of the cap which expires in 1999. Under the terms of the cap, the Bank will be reimbursed for increases in one-month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875%. Interest rate cap agreements allow the Bank to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments from mortgage-backed securities with floating interest rates that are subject to a lifetime cap. The Bank was also party to an interest rate swap contract, which effectively adjusted the short-term interest rate on a security sold under agreement to repurchase borrowing to a long-term fixed interest rate. Under the terms of the contract, the Bank was required to pay a fixed interest rate payment equal to 6.16% of a notional amount of $10.0 million, and received a payment equal to three-month LIBOR. The agreement expired on October 2, 1998. These agreements are subject to the counterparty's ability to perform in accordance with

--------------------------------------------------------------------------------

the terms of the agreement. The Company's risk of loss on the interest rate cap is equal to the unamortized premium paid to enter into this agreement, while the risk of loss on the interest rate swap was the fair value amount to be paid to terminate the contract.

      The Company, from time to time, enters into forward commitments to sell residential first mortgage loans to reduce market risk associated with originating and holding loans for sale. A risk associated with these commitments arises from the Company's potential inability to generate loans to fulfill the contracts. To control the risk associated with changes in interest rates, the Company may also use options to hedge loans closed and expected to close. No such contracts were outstanding at December 31, 1998 and 1997.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

      The Banks are required to report deposits directly to the Federal Reserve and to maintain reserves on a portion of these deposits. At December 31, 1998, the reserve requirement for the Banks totalled $3.3 million.

17. EMPLOYEE BENEFIT PLANS

Executive Incentive Bonus Plan

      The Company provides an Executive Incentive Bonus Plan whereby certain key officers of the Company and/or the Bank (two of whom are directors and shareholders at December 31, 1998) are entitled to compensation in addition to their salaries at varying percentages of the Company's or Bank's net income (as defined). The total amount of such additional compensation cannot exceed 15 percent of the Company's net income (as defined) in any year. During 1998, 1997 and 1996, such additional compensation aggregated $1,694,000, $1,166,000, and $989,000, respectively.

Employee Stock Ownership Plan (With Code Section 401(k) Provisions)

      The Company maintains for the benefit of its employees an Employee Stock Ownership Plan (With Code Section 401(k) Provisions). Under the Employee Stock Ownership feature, covering substantially all of the Company's full-time employees, the annual contribution determined by the Board of Directors, intended to be invested primarily in the Company's common stock, was $240,000, $240,000 and $180,000, for the years ended December 31, 1998, 1997 and 1996, respectively. The 401(k) feature of the KSOP allows eligible employees of the Company and its affiliates to elect either to invest their voluntary contributions in a fund which purchases common stock of the Company or in six other investment funds. Employees may elect to defer, through voluntary contributions, up to fifteen percent of compensation ($10,000 maximum), and the Company can elect to match fifty percent of the employee's voluntary contributions up to a maximum of four percent of the employee's compensation. Employer matching contributions for the years ended December 31,1998, 1997 and 1996, aggregated $289,000, $254,000 and $200,000, respectively.

      Tarrytowns also has an Employee Stock Ownership Plan (the "ESOP") for eligible Tarrytowns employees, which has been assumed by the Company. In 1995, the ESOP borrowed approximately $1.3 million from Tarrytowns and used the funds to purchase 159,667 shares of Company common stock. Tarrytowns makes monthly contributions to the ESOP sufficient to fund the debt service requirements over the ten year term of the loan.

      The shares purchased by the ESOP are held in a suspense account by the plan trustee for allocation to participants as the loan is repaid. Shares released from the suspense account are allocated to participants on the basis of their relative compensation. Participants become vested in the shares allocated to their respective accounts over a period not to exceed five years. Any forfeited shares are allocated to other participants in the same proportion as contributions. Shares allocated to participants or committed for release to participants totaled 18,011 and 18,915 at December 31, 1998 and 1997, respectively. Expense recognized with respect to such shares amounted to $198,000 and $274,000 for the years ended December 31, 1998 and 1997, respectively, based on the average fair value of company common stock for each period. The cost of the 97,875 shares which have not yet been committed to be released to participant accounts at December 31, 1998 is reflected as a reduction of stockholders' equity in the amount of $794,000. The fair value of these shares was approximately $1.7 million at that date.

Key Employees' Supplemental Investment Plans

      The Bank maintains a Key Employees' Supplemental Investment Plan. The KESIP was established solely for the purpose of providing, to certain key management personnel who participate in the KSOP, benefits attributable to contribution allocations which would otherwise be made under the KSOP but for Internal Revenue Service ("IRS") limitations.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

Under the KESIP, salary reduction contributions may be made in excess of the limitations on annual contributions imposed by the Internal Revenue Code Section 415, and the Bank may elect to match fifty percent of the employee's voluntary contribution under the KESIP up to a maximum of 4 percent of compensation (less the amount of the employer matching contribution under the KSOP). The Bank may also contribute an amount equivalent to the ESOP (optional) contribution that would otherwise have been made to participating employees in the KSOP had it not been for IRS limitations. The Bank's matching and optional contributions under the KESIP for the years ended December 31, 1998, 1997 and 1996 was $14,000, $105,000 and $41,000, respectively.

      Effective September 1, 1998, the Bank amended its KESIP as a result of changes in accounting required by Emerging Issues Task Force Consensus No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are in a Rabbi Trust and Invested" ("EITF Consensus No. 97-14"), which prescribes accounting for deferred compensation plans in which investments are made in company stock. The amendment revises the KESIP so that all compensation deferred into this plan is immediately invested in whole shares of Company stock. In addition, distributions from the KESIP will now only be made in Company stock. As a result of the amendment to the KESIP and application of EITF Consensus No. 97-14, the accounting for the KESIP resulted in a revaluation of the deferred compensation obligation and the shares held in trust for deferred compensation to reflect the obligation and shares held in trust at their historical cost. In addition, in accordance with EITF Consensus No. 97-14, the deferred compensation obligation and shares held in trust for deferred compensation (which is included in common stock held for benefit plans) are included as components of stockholders' equity.

      In 1998, the Bank also established a Key Employees Supplemental Diversified Investment Plan ("KESDIP"). The KESDIP is similar in terms to the KESIP, except that investments made by the KESDIP trust may be in diversified assets and are not limited to Company stock. The Bank's matching and optional contributions (which are reduced to the extent of contributions made to the KSOP and KESIP) under the KESDIP for the year ended December 31,1998 was $71,000.

STOCK OPTION PLANS

      The Company provides fixed stock option plans to the Company's Board of Directors, Tarrytowns' Board of Directors and certain employees, which are described below, for the purchase of Company common stock at prices at least equal to the fair market value of the Company's common stock on the date of grant. As discussed in Note 3, the Company has elected to continue to report compensation expense from stock options under APB No. 25, and to provide pro forma disclosures of compensation expense measured by the fair value based method as defined by SFAS No. 123.

      Pro forma information on the Company's net income and basic and diluted earnings per share, as required by SFAS No. 123, has been determined as if the Company had accounted for its stock options under the fair value method of that standard. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options' vesting period. The following table compares the Company's net income and basic and diluted earnings per share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the years ended December 31, 1998, 1997 and 1996. The effect on pro forma net income may not be representative of compensation expense for future years when the impact of the amortization of multiple option grants would be reflected in the pro forma disclosures.

----------------------------------------------------------------------------
                                                   (000's, except share data)
                                                     Year Ended December 31,
                                                   1998       1997      1996
----------------------------------------------------------------------------
Net income             As reported              $12,009    $11,499   $10,269
                         Pro forma               10,236     10,041     9,669
Basic earnings         As reported              $  0.77    $  0.75    $ 0.65
   per share             Pro forma                 0.66       0.65      0.61
Diluted earnings       As reported              $  0.72    $  0.69    $ 0.62
  per share              Pro forma                 0.62       0.60      0.58
============================================================================

--------------------------------------------------------------------------------

Director Stock Option Plan

      In 1989 and 1998, the stockholders of the Company approved Director Stock Option Plans (the "Director Plans") for an aggregate of 694,093 and 440,000 shares (after adjustment for stock splits and dividends), respectively, of the Company's common stock to be issued to all non-employee members of the Company's Board of Directors. Under the terms of the 1998 Director Plan, each eligible director will automatically receive, effective as of the close of each annual meeting of stockholders of the Company, a non-qualified option (after adjustment for stock splits and stock dividends) to purchase 18,634 shares of common stock at an exercise price equal to the fair market value of such shares on the date of the grant. The 1998 Director Plan has a term of ten years. Final awards under the 1989 Director Plan were made, effective with approval of the 1998 Director Plan. Options may not be exercised prior to the first anniversary of the date of grant and expire ten years after the date of grant. There were 440,000 shares remaining to be granted at December 31, 1998 under the 1998 Director Plan.

      Under the Tappan Zee Directors' Stock Option Plan (the "Tappan Zee Directors Plan"), which was assumed by the Company, 59,875 shares of authorized but unissued Company stock were reserved for issuance to outside Directors for option exercises. Option terms and conditions are similar to those under the Tappan Zee Stock Option Plan (see Employee Stock Option Plans below), except that all director options are "non-qualified" options. There have been 49,896 options issued under this plan. Upon the change in control which resulted upon the acquisition of Tappan Zee by the Company, all options under this plan became vested. There are 9,979 shares available for future grant under this plan.

--------------------------------------------------------------------------------
      A summary of the Director Plans and the Tappan Zee Directors Plan activity and related information for the years ended December 31, 1998, 1997 and 1996, follows:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                               1998                         1997                         1996
                                                    Weighted-                     Weighted-                     Weighted-
                                                     Average                       Average                       Average
                                                    Exercise                      Exercise                      Exercise
                                      Options          Price        Options          Price        Options          Price
--------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1              486,097       $   6.71        414,945       $   4.88        271,879       $   3.53
Granted                                93,170          18.86         93,170          13.78        143,066           7.46
Exercised                              43,892           2.08         22,018           2.18             --             --
--------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31            535,375       $   9.21        486,097       $   6.71        414,945       $   4.88
--------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31            442,205       $   7.17        353,011       $   4.54        271,879       $   3.53
Weighted-average fair value of
   options granted during the year   $   7.48                      $   5.48                      $   2.10
==========================================================================================================================

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yields of 1.40 percent for all three years; volatility factors of the expected market price of the Company's common stock of 35.93, 33.62 and 26.10 percent; risk free interest rates of 5.67, 6.58 and 6.89 percent; and expected lives of 6.28, 6.28 and 6.76 years.

--------------------------------------------------------------------------------
      The following table summarizes the range of exercise prices on stock options outstanding and exercisable for the Director Plans and the Tappan Zee Directors Plan at December 31, 1998:
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                       Options Outstanding                           Options Exercisable
                                                  Weighted-
                                                   Average          Weighted-                                         Weighted-
           Range of                              Remaining           Average                                           Average
           Exercise            Number          Contractual          Exercise                    Number                Exercise
             Prices       Outstanding                 Life             Price               Exercisable                   Price
---------------------------------------------------------------------------------------------------------------------------------
     $1.87 to $9.44           349,035           6.22 years            $ 5.41                   349,035                  $ 5.41
     13.78 to 18.86           186,340           8.92 years             16.32                    93,170                   18.70
---------------------------------------------------------------------------------------------------------------------------------
    $1.87 to $18.86           535,375           7.16 years            $ 9.21                   442,205                  $ 7.17
=================================================================================================================================

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

Employee Stock Option Plans

      Under the 1984 and 1993 Incentive Stock Option Plans and the 1997 Employee Stock Option Plan for key employees of the Company and its subsidiaries, and the Tappan Zee Stock Option Plan, which was assumed by the Company, (the "Employee Stock Option Plans"), options for the issuance of both incentive and nonqualified stock options up to an aggregate of 3,496,801 shares (after adjustment for stocks splits and stock dividends) were authorized for grant at prices at least equal to the fair market value of the Company's common stock at the time the options are granted (for incentive stock options, 110 percent of fair value, for grants to an employee who, at the time of the grant, owns stock aggregating 10 percent or more of the combined voting power of all classes of stock of the Company).

      For the 1984 and 1993 Incentive Stock Option Plans and the 1997 Employee Stock Option Plan, each option holder may exercise up to 50 percent of his or her options after a three month period subsequent to the grant date and may exercise the remaining 50 percent six months after the grant date. The options granted have a maximum exercisable term of ten years from the date of grant, (not more than five years in the case of incentive stock options granted to an employee who, at the time of grant, owns stock aggregating 10 percent or more of the total combined voting power of all classes of stock of the Company). The option shares and related prices are adjusted for stock splits and stock dividends. Shares totalling 436,722 have been granted under the 1997 Employee Stock Option Plan, and 883,278 shares remain available for grant under this plan. No additional shares will be granted under the 1984 and 1993 Incentive Stock Option Plans.

      Options under the Tappan Zee Plan have a ten-year term and vest ratably over five years from the date of grant. Each option, however, becomes fully exercisable upon a change in control of Tappan Zee or Tarrytowns, or upon the death, disability or retirement of the option holder. Upon the acquisition of Tappan Zee by the Company, all options became exercisable, except for 59,875 unvested options held by the Executive Vice President and former President pursuant to the terms of certain employment and consulting agreements. These options will vest according to their original terms. At December 31, 1998, shares available for future grants totaled 39,916 for the Tappan Zee Stock Option Plan.

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yields of 1.40 percent for all three years; volatility factors of the expected market price of the Company's common stock of 36.63, 33.20, and 25.77 percent; risk-free interest rates of 5.56, 6.38 and 6.82 percent; and expected lives of 5.98, 6.05 and 6.56 years.

--------------------------------------------------------------------------------
     A summary of the Employee Stock Option Plans' activity and related information for the years ended December 31, 1998, 1997and 1996, follows:
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                   1998                               1997                          1996
                                                          Weighted-                          Weighted-                     Weighted-
                                                           Average                            Average                       Average
                                                          Exercise                           Exercise                      Exercise
                                          Options            Price           Options            Price         Options         Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1                1,733,220           $ 6.06         1,476,616           $ 4.27       1,111,706         $3.24
Granted                                   295,115            18.54           279,268            15.21         379,060          7.22
Exercised                                 503,533             4.52            22,664             1.83          14,150          2.22
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31              1,524,802           $ 8.99         1,733,220           $ 6.06       1,476,616         $4.27
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31              1,426,970           $ 8.78         1,653,386           $ 5.90       1,376,824         $3.90
Weighted-average fair value of
   options granted during the year          $7.26                              $5.81                            $2.33
====================================================================================================================================

      The following table summarizes the range of exercise prices on stock options outstanding and exercisable under the Employee Stock Option Plans at December 31, 1998:
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                         Options Outstanding                          Options Exercisable
                                                    Weighted-
                                                     Average            Weighted-                                       Weighted-
          Range of                                 Remaining             Average                                         Average
          Exercise              Number           Contractual            Exercise                      Number            Exercise
            Prices         Outstanding                  Life               Price                 Exercisable               Price
------------------------------------------------------------------------------------------------------------------------------------
   $ 1.95 to $9.44             990,349            4.34 years              $ 4.64                     930,474              $ 4.33
    15.17 to 20.75             534,453            9.02 years               17.05                     496,496               17.12
------------------------------------------------------------------------------------------------------------------------------------
   $1.95 to $20.75           1,524,802            5.98 years              $ 8.99                   1,426,970              $ 8.78
====================================================================================================================================

--------------------------------------------------------------------------------

Recognition and Retention Plans ("RRP Plans")

      In 1996, the shareholders of Tappan Zee approved the Tappan Zee Financial, Inc. Recognition and Retention Plan for Officers and Employees ("Employees Plan") and the Tappan Zee Financial, Inc. Recognition and Retention Plan for Outside Directors ("Directors Plan"), both of which have been assumed by the Company. The purpose of the RRP Plans is to provide officers and non-employee directors of Tarrytowns with a proprietary interest in the Company in a manner designed to encourage their retention. Total shares authorized are 55,883 for the Employees Plan and 23,950 for the Directors Plan.

      Effective July 10, 1996, initial stock awards were made under the Employees' Plan and the Directors' Plan for 39,916 shares and 23,950 shares, respectively. An additional grant of 1,232 shares was made under the Employees Plan in 1997. These awards vest ratably over five years from the date of grant; however, immediate vesting occurs upon a change in control of Tappan Zee or Tarrytowns, or upon the death, disability or retirement of the participant. Upon acquisition of Tappan Zee by the Company, 15,110 shares were immediately vested. Shares awarded to the Executive Vice President and former President aggregating 23,950 were not vested pursuant to the terms of certain employment and consulting agreements. These shares will vest over the original five year vesting period. The fair value of the shares awarded under the plans totaled $616,000 at the grant dates. The remaining recorded value of the shares not yet vested of $159,000 is being amortized to compensation expense on a straight-line basis over the five-year vesting period. Compensation expense of $243,000 and $123,000 was recognized during the years ended December 31, 1998 and 1997, respectively, of which $166,000 is included in merger related expenses as a result of acceleration of vesting attributable to the Tappan Zee acquisition in 1998.

Pension Plans

      All of Tarrytowns' eligible employees are included in a noncontributory, multiple-employer defined benefit pension plan (the "Employee Pension Plan"). The annual contributions to the Employee Pension Plan are based on actuarially determined funding requirements. On September 1, 1998, Tarrytowns elected to terminate the Employee Pension Plan and benefits under the Employee Pension Plan were frozen as of October 1, 1998. At December 31, 1998, the estimated accumulated benefit obligation is $1.1 million and Employee Pension Plan assets totaled $1.0 million. An additional accrual of $0.4 million was made during the year ended December 31, 1998 to provide for additional contributions that will be required to fully fund the Employee Pension Plan for purposes of its termination and planned distributions of vested amounts to participants. The actuarial present values of the accumulated benefit obligation is based on a discount rate of 5.16 percent . Employee Pension Plan expense for the years ended December 31, 1998 and 1997 was $416,000 and $38,000, respectively. (All of which is included in merger related expenses.)

      Tarrytowns has a retirement plan for directors, which is a nonqualified plan that became effective upon the Conversion. Outside directors are participants in this unfunded plan only if they have elected not to participate in the Deferred Compensation Plan described below. Participants in the directors' retirement plan who have attained age 65 and completed ten or more years of service (including past service as a director of Tarrytowns) will receive an annual retirement benefit equal to the aggregate director compensation received (excluding stock compensation) for the final year of board service. Reduced benefits apply for shorter service periods and for early retirement. Pension expense is not significant. This plan was terminated effective August 31, 1998, benefits were frozen at that date and vested benefits were paid to participants in November 1998.

Deferred Compensation Plan

      Tarrytowns has a nonqualified Deferred Compensation Plan for Directors. Under the Deferred Compensation Plan, directors may defer all or part of their compensation (including compensation paid to an officer-director for service as an officer). Deferred amounts are applied to either the purchase of (i) a life insurance policy, in which case the amount of deferred benefits payable is based on the value to Tarrytowns of expected death benefit proceeds, or (ii) Company common stock and other investments, in which case the amount of deferred benefits payable is based on the investment performance of the investments made. Deferred benefits are paid in installments over a ten-year period beginning upon termination of service as a director. In the event of a change in control of Tappan Zee or Tarrytowns, which occurred upon the acquisition of Tappan Zee by the Company, the plan required full funding of any previously purchased life insurance contracts. However, the Board of Directors of Tarrytowns waived this requirement. The Company has established a trust fund with an independent fiduciary for the purpose of accumulating funds to be used to satisfy its obligations under this plan.

      The accumulated projected benefit obligation of the Deferred Compensation Plan aggregated $1.2 million at December 31, 1998. An accrual of $0.4 million was recorded during the year ended December 31, 1998, to provide for the full present value obligation of this plan. The present value of

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

the accumulated projected benefit obligation is based on a discount rate of 6.0%.

      For financial reporting purposes, the cash surrender value of the life insurance contracts are not considered plan assets but, instead are included in the Company's Consolidated Statement of Condition. At December 31, 1998 and 1997, the cash surrender values of purchased life insurance policies were approximately $331,000 and $321,000, respectively. The total death benefits payable under the insurance policies amounted to approximately $972,000 at December 31, 1998. Although the Company may be obligated for certain cash payments prior to the receipt of proceeds from the purchased life insurance policies, the Company should ultimately be reimbursed in whole from such life insurance proceeds.

Postretirement Health Care Benefits

      Substantially all Tarrytowns employees were eligible for postretirement health care (medical and dental) benefits if they met certain age and length of service requirements. This plan was terminated on September 1, 1998, and only employees vested on that date will continue to receive benefits under this plan. A liability of $0.2 million has been recorded to provide for the present value of future obligations under this plan.

     The Bank also has established a Postretirement Health Care Plan. Under this plan, eligible retirees are entitled to participate in the Bank's group health care plan but are responsible for premium payments.

18. DISSOLUTION OF U.S.B. REALTY CORP.

     On April 16, 1998, the Company announced that it intended to dissolve the Bank's Real Estate Investment Trust subsidiary, Realty Corp., in a tax free liquidation. A proxy statement was mailed to the common and junior preferred shareholders of Realty Corp., and a special meeting was held on April 29, 1998, at which time the shareholders of Realty Corp. approved the proposal. The Company believes that dissolution of Realty Corp. makes assets previously owned by Realty Corp. more readily available for collateralization of Bank borrowings and will result in a reduction of the cost of administration. The dissolution of Realty Corp. was completed on October 29, 1998.

     Dissolution of Realty Corp. has decreased the effective tax rate for the Company's 1998 tax provision, but may increase the effective tax rate in future years. For the year ended December 31, 1998, net income includes a reduction of tax expense, net of associated expenses, of $1.9 million resulting from liquidating distributions of earnings from Realty Corp.

19. SEGMENT INFORMATION

     The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Banks to fund themselves with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

     General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, northern New Jersey and southern Connecticut. For the years ended December 31, 1998, 1997 and 1996, there is no customer that accounted for more than 10% of the Company's revenue.

--------------------------------------------------------------------------------

20. CONDENSED FINANCIAL INFORMATION OF U.S.B.HOLDING CO., INC. (PARENT COMPANY
ONLY)

Condensed statements of condition are as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                                  (000's)
                                                                                         Year Ended December 31,
                                                                                    1998                            1997
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                     $    2,461                      $    4,206
Securities available for sale (at estimated fair value)                              136                              78
Investment in common stock of subsidiaries                                       114,186                          99,506
Other assets                                                                       4,054                           3,766
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $120,837                        $107,556
==========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                             $    3,398                      $    1,678
Corporation - Obligated mandatory redeemable
  capital securities of subsidiary trust                                          20,000                          20,000
Stockholders' equity                                                              97,439                          85,878
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $120,837                        $107,556
==========================================================================================================================

Condensed statements of income are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (000's)
                                                                                            Year Ended December 31,
                                                                            1998                      1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
Income:
Dividends from subsidiaries                                            $   4,400                   $ 4,900                  $ 2,110
Gain on sale of available for sale securities                                 --                        --                       41
Net gain on sale of branch facility                                           --                        --                      600
Other income                                                                 173                       204                      397
------------------------------------------------------------------------------------------------------------------------------------
Total income                                                               4,573                     5,104                    3,148
------------------------------------------------------------------------------------------------------------------------------------
Expenses:
Interest on Corporation - Obligated mandatory redeemable capital
     securities of subsidiary trust                                        1,952                     1,771                       --
Other expenses                                                               712                       755                      580
Merger related expenses                                                    2,759                        --                       --
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                             5,423                     2,526                      580
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in undistributed income of subsidiaries
     and provision (benefit) for income taxes                               (850)                    2,578                    2,568
Equity in undistributed income of subsidiaries                            11,710                     9,005                    7,998
Provision (benefit) for income taxes                                      (1,149)                       84                      297
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $  12,009                   $11,499                  $10,269
====================================================================================================================================

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

Condensed statements of cash flow are as follows:

-----------------------------------------------------------------------------------------------------
                                                                                (000's)
                                                                         Year Ended December 31,
                                                                      1998        1997        1996
-----------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                        $ 12,009    $ 11,499    $ 10,269
Adjustments to reconcile net income to net cash provided by
    (used for) operating activities:
      Gain on sale of available for sale securities                     --          --         (41)
      Net gain on sale of branch facility                               --          --        (600)
      Merger expenses not yet paid                                     997          --          --
      Equity in undistributed income of subsidiaries               (11,710)     (9,005)     (7,998)
      Tappan Zee fiscal year conversion                               (334)         --          --
      Other - net                                                    1,129        (820)     (1,764)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                 2,091       1,674        (134)
-----------------------------------------------------------------------------------------------------
Investing activities:
Proceeds from sale of available for sale securities                     --          --          59
Purchase of available for sale securities                           (2,622)        (15)        (59)
Capital Contribution of available for sale securities to
    subsidiary                                                       2,557          --          --
Proceeds from principal payments available for sale securities           7          --          --
Proceeds from sale of branch facility                                   --          --         900
Net increase in investment in subsidiary                            (2,572)    (15,600)         --
Other - net                                                             --          --          12
-----------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities                (2,630)    (15,615)        912
-----------------------------------------------------------------------------------------------------
Financing activities:
Dividends paid  - Common                                            (3,447)     (2,749)     (2,129)
                - Preferred                                             --         (34)       (294)
Net proceeds from issuance of Corporation - Obligated
    mandatory redeemable capital securities of subsidiary trust         --      18,810          --
Redemption of preferred stock                                           --      (3,250)       (500)
Purchase of common stock to fund awards under RRPs                      --          --        (714)
Net proceeds from issuances of common stock and tax benefit
    of stock options                                                 3,598         231          19
Proceeds from sale of treasury stock                                     1         469         440
Purchase of treasury stock                                          (1,358)     (1,095)     (1,070)
-----------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                (1,206)     12,382      (4,248)
-----------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                               (1,745)     (1,559)     (3,470)
Cash and cash equivalents at beginning of year                       4,206       5,765       9,235
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $  2,461    $  4,206    $  5,765
=====================================================================================================

Independent Auditors' Report

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

Deloitte &
    Touche
----------
    [LOGO]

To the Board of Directors and Stockholders
U.S.B. Holding Co., Inc.

We have audited the accompanying consolidated statements of condition of U.S.B. Holding Co., Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31,1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Tappan Zee Financial, Inc. into the Company, which has been accounted for as a pooling-of-interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated balance sheet of Tappan Zee Financial, Inc. as of March 31, 1998, or the related consolidated statements of income, stockholders' equity and cash flows of Tappan Zee Financial, Inc. for each of the two years in the period ended March 31, 1998, which statements reflect total assets of $129.3 million as of March 31,1998 and net interest income of $4.7 million, and $4.5 million for the years ended March 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose unqualified report dated April 28, 1998, has been furnished to us, and our opinion insofar as it relates to the amounts included for Tappan Zee Financial, Inc. and subsidiaries in the 1997 and 1996 consolidated financial statements of U.S.B. Holding Co., Inc. and its subsidiaries is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S.B. Holding Co., Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

January 28, 1999
Stamford, Connecticut

1998 Management Report
                                                                       USB[LOGO]
--------------------------------------------------------------------------------

January 28, 1999

To the Stockholders
U.S.B. Holding Co., Inc.

U.S.B. Holding Co., Inc. (the "Company") is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 1998 and for the year then ended, which include the consolidated financial statements of its wholly-owned commercial bank subsidiary, Union State Bank and subsidiaries (the "Bank"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

The consolidated financial statements have been audited by an independent accounting firm, Deloitte & Touche LLP, which was given unrestricted access to management and personnel, and to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors, and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on page 54.

Internal Control

Management is responsible for establishing and maintaining internal control over the preparation of its published financial statements. The Company's internal control is intended to provide reasonable assurance to the Company's Board of Directors and management regarding the preparation of financial statements in conformity with generally accepted accounting principles, and for the Bank, also in conformity with the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income ("Call Report Instructions").

There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the Bank's internal control over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Call Report Instructions as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Call Report Instructions as of December 31,1998.

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

Management assessed its compliance with those designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company's insured depository bank subsidiary, Union State Bank, has complied, in all material respects, with the designated safety and soundness laws and regulations referred to above for the year ended December 31, 1998.


 /s/ Thomas E. Hales                         /s/ Steven T. Sabatini

     Thomas E. Hales                             Steven T. Sabatini
     Chairman, President and                     Senior Executive
     Chief Executive Officer                     Vice President and
                                                 Chief Financial Officer

Independent Accountants' Report

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

Deloitte &
    Touche
----------
    [LOGO]

To the Board of Directors
Union State Bank

We have examined management's assertion that, as of December 31, 1998, Union State Bank and subsidiaries (the "Bank") maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income ("Call Report Instructions") included in the accompanying 1998 Management Report to the stockholders of U.S.B. Holding Co., Inc.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control over financial reporting, including safeguarding of assets, and such other controls as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

In our opinion, management's assertion that, as of December 31, 1998, the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Call Report Instructions is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


/s/ Deloitte & Touche LLP

January 28, 1999
Stamford, Connecticut

Management's Discussion and Analysis
of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

      This section presents discussion and analysis of the financial condition and results of operations of U.S.B. Holding Co., Inc. (the "Company") and its subsidiaries, including its banking subsidiaries (the "Banks"), Union State Bank (the "Bank") and its wholly-owned subsidiary U.S.B. Realty Corp. ("Realty Corp.") through October 29, 1998, its date of dissolution, and Tarrytowns Bank, FSB ("Tarrytowns") and its wholly-owned subsidiary TPNZ Preferred Funding Corporation ("TPNZ"), and Royal Oak Savings Bank, F.S.B. ("Royal") through December 31, 1995, the date of its sale. This discussion and analysis should be read in conjunction with the financial statements and supplemental financial data contained elsewhere in this report.

Selected Financial Data                                                           (000's, except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31,
                                                           1998              1997             1996             1995          1994
------------------------------------------------------------------------------------------------------------------------------------
Operating Results:
Total interest income                              $     90,542     $     80,136     $      65,702    $      57,275       $  46,097
Total interest expense                                   47,414           41,785            31,676           28,291          18,820
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      43,128           38,351            34,026           28,984          27,277
Provision for loan losses                                 1,239            2,362             2,344            1,290           1,164
Income before income taxes                               15,381           16,521            15,369           15,084          11,570
Net income                                               12,009           11,499            10,269           10,164           7,834
Basic earnings per share                                   0.77             0.75              0.65             0.65            0.51
Diluted earning per share                                  0.72             0.69              0.62             0.63            0.49
Weighted average shares                              15,493,765       15,331,962        15,320,858       15,169,835      14,721,714
Adjusted weighted average shares                     16,550,236       16,628,882        16,114,131       15,711,291      15,218,786
Cash dividends per common share                            0.22             0.18              0.14             0.12            0.10
====================================================================================================================================

                                                                                         December 31,
                                                           1998             1997              1996             1995            1994
------------------------------------------------------------------------------------------------------------------------------------
Financial Position:
Total loans, net                                    $   722,479      $   613,732      $    552,879     $    438,611      $  380,483
Total assets                                          1,288,812        1,152,743           925,290          793,573         693,752
Total deposits                                          958,640          902,788           780,607          700,543         625,675
Borrowings                                              200,115          133,803            59,692           10,000          15,900
Long-term debt qualifying
    as regulatory capital                                    --               --                --               --           1,800
Corporation-Obligated mandatory redeemable
    capital securities of subsidiary trust               20,000           20,000                --               --              --
Stockholders' equity                                     97,439           85,878            78,092           73,693          46,137
====================================================================================================================================


                                                                       Quarterly Results of Operations
------------------------------------------------------------------------------------------------------------------------------------
                                                      1998 Quarters                                     1997 Quarters
                                      Fourth      Third      Second        First      Fourth       Third       Second       First
------------------------------------------------------------------------------------------------------------------------------------
Interest income                      $23,141    $23,035     $22,576      $21,790     $21,349     $20,620      $19,949     $18,218
Net interest income                   11,245     10,983      10,629       10,271      10,176       9,547        9,479       9,149
Provision for loan losses                308        311(2)      310          310         360         521          840         641
Income before income taxes             5,214        712(2)    4,672        4,783       4,496       4,204        4,018       3,803
Net income                             3,460         10(2)    5,254(1)     3,285       3,212       2,946        2,744       2,597
Basic earnings per share                0.22         --        0.34         0.21        0.21        0.19         0.18        0.17
Diluted earnings per share              0.21         --        0.31         0.19        0.19        0.18         0.17        0.16
====================================================================================================================================

(1) Reflects tax benefit, net of associated expenses, of $1.9 million from the liquidation of Realty Corp. (2) Reflects merger related expenses of $4.4 million, $3.3 million after tax, related to the acquisition of Tappan Zee.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

                                                                                     (000's, except percentages)
                                                                                        Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                         1998                                     1997
-------------------------------------------------------------------------------------------------------------------------
                                          Average                      Yield/      Average                      Yield/
                                          Balance      Interest         Rate       Balance      Interest         Rate
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Interest bearing deposits              $    2,145    $       68         3.17%   $    1,772    $       55         3.10%
Federal funds sold                         29,675         1,595         5.37        20,202         1,101         5.45
Securities:
    U.S. Treasury and
      government agencies                  88,945         6,392         7.19       144,069        10,314         7.16
    Mortgage-backed securities            298,042        19,448         6.53       177,553        12,047         6.79
    Obligations of states and
      political subdivisions               60,564         4,941         8.16        63,486         5,090         8.02
    Corporate, FHLB
      stock, and other securities          16,044         1,156         7.21         9,107           647         7.10
Loans, net                                657,171        58,735         8.94       582,267        52,732         9.06
-------------------------------------------------------------------------------------------------------------------------
Total interest earning assets           1,152,586        92,335         8.01%      998,456        81,986         8.21%
-------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets:
Other assets                               59,508                                   57,558
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                  $1,212,094                               $1,056,014
=========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
    NOW                                $   57,739    $      897         1.55%   $   49,801    $      854         1.71%
    Money market                           45,456         1,174         2.58        49,868         1,314         2.63
    Savings                               300,068        11,727         3.91       262,194        10,285         3.92
    Time                                  436,811        24,382         5.58       403,306        22,747         5.64
Federal funds purchased,
    securities sold under
    agreements to repurchase
    and FHLB advances                     128,277         7,282         5.68        81,028         4,814         5.94
Corporation - Obligated
    mandatory redeemable
    capital securities of
    subsidiary trust                       20,000         1,952         9.76        18,027         1,771         9.82
-------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities        988,351        47,414         4.80       864,224        41,785         4.83
-------------------------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities
    and stockholders' equity:
Demand deposits                           122,847                                  103,334
Other liabilities                           9,889                                    8,665
Stockholders' equity                       91,007                                   79,791
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                  $1,212,094                               $1,056,014
=========================================================================================================================
NET INTEREST EARNINGS                                $   44,921                               $   40,201
=========================================================================================================================
NET YIELD ON INTEREST
    EARNING ASSETS                                                      3.90%                                    4.03%
=========================================================================================================================

                                      -----------------------------------------
                                                       1996
                                      -----------------------------------------
                                         Average                      Yield/
                                         Balance      Interest         Rate
-------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Interest bearing deposits             $    2,105    $      125         5.94%
Federal funds sold                        17,463           927         5.31
Securities:
    U.S. Treasury and
      government agencies                 86,920         5,824         6.70
    Mortgage-backed securities           143,006         9,592         6.71
    Obligations of states and
      political subdivisions              63,807         4,998         7.83
    Corporate, FHLB
      stock, and other securities         10,203           784         7.68
Loans, net                               499,677        45,276         9.06
-------------------------------------------------------------------------------
Total interest earning assets            823,181        67,526         8.20%
-------------------------------------------------------------------------------
Non-interest earning assets:
Other assets                              44,276
-------------------------------------------------------------------------------
TOTAL                                 $  867,457
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
    NOW                               $   44,765    $      722         1.61%
    Money market                          56,575         1,537         2.72
    Savings                              233,594         8,885         3.80
    Time                                 338,314        18,693         5.53
Federal funds purchased,
    securities sold under
    agreements to repurchase
    and FHLB advances                     31,061         1,839         5.92
Corporation - Obligated
    mandatory redeemable
    capital securities of
    subsidiary trust                          --            --           --
-------------------------------------------------------------------------------
Total interest bearing liabilities       704,309        31,676         4.50
-------------------------------------------------------------------------------
Non-interest bearing liabilities
    and stockholders' equity:
Demand deposits                           84,746
Other liabilities                          4,313
Stockholders' equity                      74,089
-------------------------------------------------------------------------------
TOTAL                                 $  867,457
===============================================================================
NET INTEREST EARNINGS                               $   35,850
===============================================================================
NET YIELD ON INTEREST
    EARNING ASSETS                                                     4.36%
===============================================================================

The statistical data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35% and applicable state tax rates.

--------------------------------------------------------------------------------

Summary of Results

      The Company (including results reported for the Bank prior to the Company's formation as a holding company) reported its twentieth consecutive year of increased net income in 1998. Net income was $12.0 million for the year ended December 31, 1998, a 4.4 percent increase over 1997. Net income was $11.5 million for the year ended December 31, 1997, a 12.0 percent increase over 1996 net income of $10.3 million. Net income for the year ended December 31, 1998 includes expenses related to the acquisition of Tappan Zee, including benefit payments required under employment contracts and benefit plans, investment banking fees, printing costs, and professional fees incurred in connection with the acquisition ("merger related expenses"). Such expenses approximated $3.3 million net of tax. Before merger related expenses, net income for the year ended December 31, 1998 was $15.3 million, an increase of 33.4% over the prior year period. The 1998 period also includes a reduction of tax expense, net of associated expenses, of approximately $1.9 million resulting from tax free liquidating distributions of earnings from the Bank's Real Estate Investment Trust subsidiary, Realty Corp. Excluding this net tax benefit and merger related expenses, net income for the year ended December 31, 1998 was $13.4 million or an increase of 16.7% over the prior year. The increases in 1998 net income, compared to the prior year before the effects of the merger related expenses and the liquidation of Realty Corp., primarily reflects higher net interest income, securities gains and other income and a lower provision for loan losses, partially offset by higher operating expenses. The increased net income for 1997 compared to 1996, reflects higher net interest income and securities gains and a lower effective tax rate, partially offset by lower other non-interest income (due to the nonrecurring gain from sale of a branch facility in 1996), and higher operating expenses.

      Diluted earnings per share of $0.72 in 1998, increased 4.3 percent over the $0.69 recorded in 1997, while diluted earnings per share increased 11.3 percent in 1997 compared to the $0.62 recorded in 1996, reflecting the higher net income, and in 1997, the reduction of preferred stock dividends due to redemptions of preferred stock, which was partially offset by an increase in adjusted weighted average shares. Excluding the effects of the merger related expenses, diluted earnings per share increased $0.23 or 33.3 percent in 1998 over the prior year. Excluding the Realty Corp. net tax benefit and the merger related expenses, diluted earnings per share was $0.81 per share, a 17.4 percent increase over the prior year. Per share amounts reflect the 10 percent stock dividend distributed December 21, 1998. Return on average common stockholders' equity was 13.15 percent in 1998, compared to 14.47 percent in 1997, and 14.13 percent in 1996. Return on average total assets in 1998 was 0.99 percent, compared to 1.09 percent in 1997, and 1.18 percent in 1996.

      Net interest income for 1998 rose to $43.1 million, a 12.5 percent increase over the $38.4 million recorded in 1997, while 1997 net interest income increased 12.7 percent compared to the $34.0 million recorded in 1996. These increases result principally from continuing growth in interest earning assets, primarily loans, security investments and Federal funds sold, partially offset by a narrowing interest rate margin. The interest rate margin on a tax equivalent basis decreased in 1998 to 3.90 percent, compared to 1997 and decreased to 4.03 percent in 1997 from 4.36 percent in 1996, as a result of a flat yield curve and the effects of additional leveraging of the balance sheet. Non-interest income for 1998 increased $484,000 compared to 1997, as a result of higher security gains, service charges and fees and other income, partially offset by lower mortgage servicing income. Non-interest income in 1997 decreased compared to 1996, primarily as a result of the gain from sale of a Royal branch facility. Excluding the gain on the sale of a Royal branch facility in 1996, non-interest income in 1997 increased $277,000 compared to 1996 primarily due to higher securities gains. The overall increases in revenues were partially offset by 30.8 percent (10.7 percent excluding merger related expenses and $513,000 of expenses incurred in connection with the liquidation of Realty Corp.) and 13.1 percent increases in non-interest expense in 1998 and 1997, respectively, reflecting increases in such costs as salaries and employee benefits, occupancy and equipment expense and other costs, as a result of the continuing growth of the Company and its investment in people, new products, branches and technology, and in 1998, merger related expenses which accounted for 58.3 percent of the increase. A lower effective tax rate in 1998 (primarily as a result of the liquidation of Realty Corp.) and 1997 also increased net income compared to the preceding year.

      The Company's total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of 8 percent, as the total ratio equaled 16.12 percent and 16.47 percent at December 31, 1998 and 1997, respectively. The leverage capital ratio was 9.13 percent at December 31, 1998 and 9.37 percent in 1997.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 1998 and 1997, and the years ended December 31, 1997 and 1996, on a tax equivalent basis.

----------------------------------------------------------------------------------------------------------------------------
                                                                                     (000's)
                                                          1998 Compared to 1997                   1997 Compared to 1996
                                                           Increase (Decrease)                     Increase (Decrease)
                                                             Due to Change in                       Due to Change in
----------------------------------------------------------------------------------------------------------------------------
                                                                                Total                                  Total
                                                    Average      Average     Increase      Average      Average     Increase
                                                     Volume         Rate    (Decrease)      Volume         Rate    (Decrease)
----------------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest bearing deposits                         $    11.8    $     1.2    $    13.0    $   (17.4)   $   (52.6)   $   (70.0)
Federal funds sold                                    509.4        (15.4)       494.0        148.7         25.3        174.0
Securities:
    U.S. Treasury and government agencies          (3,961.3)        39.3     (3,922.0)     4,066.6        423.4      4,490.0
    Mortgage-backed securities                      7,878.9       (477.9)     7,401.0      2,342.8        112.2      2,455.0
    Obligations of states and
        political subdivisions                       (237.2)        88.2       (149.0)       (25.3)       117.3         92.0
    Corporate, FHLB stock,
        and other securities                          499.7          9.3        509.0        (80.5)       (56.5)      (137.0)
    Loans, net                                      6,702.8       (699.8)     6,003.0      7,479.6        (23.6)     7,456.0
----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                      11,404.1     (1,055.1)    10,349.0     13,914.5        545.5     14,460.0
----------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Deposits:
    NOW                                               128.0        (85.0)        43.0         84.5         47.5        132.0
    Money market                                     (114.4)       (25.6)      (140.0)      (177.8)       (45.2)      (223.0)
    Savings                                         1,480.3        (38.3)     1,442.0      1,115.0        285.0      1,400.0
    Time                                            1,872.3       (237.3)     1,635.0      3,658.4        395.6      4,054.0
Federal funds purchased, securities sold under
    agreements to repurchase and FHLB advances      2,691.1       (223.1)     2,468.0      2,968.6          6.4      2,975.0
Corporation - Obligated mandatory redeem-
     able capital securities of subsidiary trust      192.6        (11.6)       181.0      1,771.0           --      1,771.0
----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                  6,249.9       (620.9)     5,629.0      9,419.7        689.3     10,109.0
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest differential      $ 5,154.2    $  (434.2)   $ 4,720.0    $ 4,494.8    $  (143.8)   $ 4,351.0
============================================================================================================================

The variance, not solely due to rate or volume, is allocated between the rate and volume variances based upon their absolute relative weights to the total change.

Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. Net interest income of $44.9 million on a tax equivalent basis for 1998 reflects an 11.7 percent increase over the $40.2 million in 1997. Net interest income on a tax equivalent basis for 1997 rose 12.1 percent over the $35.9 million for 1996. Net interest income benefited from the increase in the excess of average interest earning assets over average interest bearing liabilities to $164.2 million in 1998, from $134.2 million and $118.9 million for 1997 and 1996, respectively.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in interest bearing deposits, Federal funds sold, mortgage-backed securities, corporate, FHLB stock and other securities, and loans, partially offset by lower volume for all other categories and overall lower rates on interest-earning assets (primarily mortgage-backed securities and loans), contributed to higher interest income in 1998, as compared to 1997. Volume increases also contributed to higher net interest income in 1997, particularly in Federal funds sold, U.S. Treasury and

--------------------------------------------------------------------------------

government agencies and mortgage-backed securities and loans, partially offset by volume decreases in all other interest earning asset categories, while the overall yield on interest earning assets increased slightly, primarily in securities. Average interest earning assets increased in 1998 to $1,152.6 million over the $998.5 million in 1997, compared to $823.2 million in 1996, reflecting a 15.4 percent and 21.3 percent increase in 1998 and 1997, respectively. The Company's ability to make changes in the asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets.

      Loans are the largest component of interest earning assets and, due to their significance, are carefully reviewed with respect to the Company's overall interest sensitivity position. In 1998, average net loan balances increased $74.9 million to $657.2 million compared to 1997, while average net loans increased $82.6 million in 1997 compared to 1996. Net loans outstanding increased $108.7 million to $722.5 million at December 31, 1998 from $613.7 million at December 31, 1997, or a 17.7 percent increase, compared to an increase of $60.9 million in 1997 over 1996, or 11.0 percent. Interest income on loans in both 1998 and 1997, increased due to higher volume, and partially offset in 1998 by lower interest rates. Loan interest income was also affected by interest income not recorded on nonaccrual loans of $123,000 in 1998, $542,000 in 1997, and $936,000 in 1996.

      The average balances of total securities increased in both 1998 and 1997, due principally to efforts to effectively leverage capital, as well as management's efforts to balance the risk and liquidity of the entire portfolio. Overall, the net volume increase in securities resulted in increased interest income on securities in both years. Interest income on securities was also affected by generally lower short to medium-term yields on average in 1998, primarily for mortgage-backed securities, while interest rates were slightly higher in most securities categories in 1997, as compared to the prior year.

      Interest expense is a function of the volume of, and rates paid for, interest bearing liabilities. Interest expense in 1998 increased $5.6 million, or 13.5 percent to $47.4 million, following the 1997 increase of $10.1 million, or 31.9 percent, compared to 1996. Average balances in substantially all categories, except for money market accounts, increased in both 1998 and 1997. Retail deposits increased principally due to the opening of the New Rochelle branch in 1998 and the Suffern branch in 1997, and Tarrytowns' White Plains branch in 1998, as well as continuing growth of deposits in existing branches. In addition, management decided to increase leveraging of capital by increasing time deposits of municipalities, FHLB advances and borrowings under securities sold with agreements to repurchase, and investing these funds in short and medium-term investments and loan originations. Interest expense also increased due to the issuance of $20 million of Capital Securities in February 1997. The Capital Securities, issued at an effective rate of 9.8 percent, resulted in $2.0 million and $1.8 million of additional interest expense in 1998 and 1997, respectively. These Capital Securities are included in the Company's Tier 1 capital, and as a result the Company increased borrowings to purchase securities at reasonable spreads to further leverage capital. The level of non-interest bearing average demand deposits which increased in 1998 to $122.8 million from $103.3 million in 1997, compared to $84.7 million in 1996, is an integral aspect of liability management and has a direct impact on the determination of net interest income. In 1998, interest rates on average interest bearing deposits and borrowings decreased slightly, due to a lower interest rate environment. Interest rates on average interest bearing deposits and borrowings generally increased in 1997, due to a higher rate environment compared to the prior year and an increase in the level of higher rate products. The interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 1998 is as follows:

                                                   1998        1997        1996
--------------------------------------------------------------------------------
Average interest rate on:
--------------------------------------------------------------------------------
Total average interest-
    earning assets                                 8.01%       8.21%       8.20%
Total average interest-
    bearing liabilities                            4.80%       4.83%       4.50%
--------------------------------------------------------------------------------
Total interest rate spread                         3.21%       3.38%       3.70%
================================================================================

      In 1998 and 1997, the interest rate spread decreased primarily due to the continuing flat yield curve and increased leveraging of the balance sheet at tighter spreads. Also impacting the spread in 1998, is the lower interest rate environment, as assets generally reprice more fully than liabilities, especially transaction accounts. Although the effects of balance sheet leveraging tends to decrease the interest rate spread, it adds net interest income without adding significant operating costs. Management cannot predict what impact market conditions will have on its interest rate spread, and, therefore, further compression in the net interest spread may occur.

Non-Interest Income

      Non-interest income for 1998 was $5,414,000 compared to $4,930,000 for 1997. Non-interest income for 1997 decreased $323,000 compared to 1996, primarily as a result of the gain

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

on sale of a branch facility of $600,000 in 1996. The increase in 1998 primarily reflects higher net gains on security sales of $269,000, service charges and fees of $61,000 and other income of $191,000 (such as credit card, letter of credit and loan prepayment fees), partially offset by lower mortgage servicing income. Excluding the gain on sale of the branch facility in 1996, other income increased $277,000 in 1997, primarily reflecting higher security gains.

      Net gains on securities transactions principally result from the sales of securities to restructure the portfolio, manage cash flow and reduce long-term market value volatility of the portfolio in response to changes in interest rates.

      Mortgage servicing fees decreased to $186,000 in 1998, a 16.6 percent decrease from $223,000 in 1997, an 8.6 percent decrease from $244,000 in 1996. Mortgage servicing fees decreased due to a decline in volume of primarily fixed rate loans sold to FHLMC with servicing retained, as the Bank decided to retain approximately $48.0 million and $15.0 million of residential loan originations in portfolio in 1998 and 1997, respectively. Although the Company expects to continue to originate and sell/swap residential mortgages in the secondary market as opportunities exist, activity in 1998, 1997 and 1996 has been limited.

      Service charges and fees on deposit accounts increased 2.3 percent and 1.5 percent in 1998 and 1997, respectively. The increase reflects a higher level of accounts and fees charged.

      Other income increased in 1998 by $191,000 compared to 1997, and decreased $14,000 in 1997 compared to 1996. The increase in 1998 reflects higher income from merchant credit card transactions, letter of credit, loan prepayment and other fees.

Non-Interest Expense

      Non-interest expense rose to $31.9 million for 1998, or 30.8 percent over the $24.4 million for 1997, compared to a 13.1 percent increase in 1997 over the $21.6 million for 1996. Excluding merger related expenses and expenses related to the liquidation of Realty Corp. in 1998, the increase was $2.6 million or
10.7 percent. These increases (excluding merger related expenses and expenses incurred in connection with the liquidation of Realty Corp.) reflect the overall growth of the Company. The Company's efficiency ratio (a lower ratio indicates greater efficiency) which compares non-interest expense to total adjusted revenue (taxable equivalent net interest income, plus non-interest income, excluding gain on securities transactions and loans held for sale and net gain on sale of branch facility) was 65.2 percent in 1998 (55.2 percent excluding merger related expenses and expenses incurred in connection with the liquidation of Realty Corp.), compared to 54.3 percent in 1997 and 53.5 percent in 1996.

      Salaries and employee benefits, the largest component of non-interest expense, rose 18.1 percent in 1998 to $15.6 million, compared to an 11.9 percent increase in 1997 to $13.2 million from the $11.8 million in 1996. During 1998 the Company opened two branches and one in 1997, resulting in increased staff. The increases in both years also reflect the costs of additional personnel necessary for the Banks to accommodate the increases in both deposits and loans resulting from the expansion of services and products available to customers, as well as annual merit increases. Increases in salaries and employee benefits in both 1998 and 1997 were also attributable to incentive compensation programs and other benefit plans necessary to be competitive in attracting and retaining high quality and experienced personnel, and higher health care costs and costs associated with related payroll taxes. The percentages of salaries and employee benefits as a percentage of total non-interest expense before merger related expenses, increased in 1998 compared to 1997, and decreased slightly in 1997 as compared to 1996.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                 1998         1997         1996
--------------------------------------------------------------------------------
Employees at December 31,
Full-time employees                               255          235          220
Part-time employees                                27           32           24
--------------------------------------------------------------------------------
Salaries and employee benefits                    (000's, except percentages)
Salaries                                      $ 9,183      $ 7,926      $ 7,475
Payroll taxes                                     902          780          721
Medical plans                                   1,177          952          787
Incentive compensation plans                    2,485        1,869        1,539
Deferred compensation plans                       207          267          256
Employee retirement & stock plans                 979        1,002          722
Other                                             660          407          299
--------------------------------------------------------------------------------
Total                                         $15,593      $13,203      $11,799
================================================================================
Percentage of total non-interest
    expense (before merger related
    expenses)                                    56.6%        54.1%        54.7%
================================================================================

      Occupancy and equipment expenses rose to $4.8 million in 1998, a 15.9 percent increase over 1997, compared to $4.2 million in 1997, a 15.6 percent increase over 1996. The increases are due to a full year of expenses for the branches opened in the prior year, current year branch openings and increased utilization of the Corporate Headquarters by the Bank. Equipment expense also continued to increase as a result of higher depreciation and maintenance costs associated with the Bank's in-house IBM AS-400 computer and capital investments over the last several years in systems designed to enhance bank-wide operating and processing capabilities. All years also reflect the rising costs of such items as fuel, electricity, real estate taxes and other costs of operating the Company's facilities.

      Advertising and business development expense increased to $1,243,000 or
11.1 percent, compared to the $1,119,000 recorded in 1997, which reflected an increase of 17.9 percent compared to 1996. The increases are principally due to increased deposit promotions, mortgage/home equity loan promotional campaigns, the expansion of the Chairman's Council business development campaign programs, and in 1998, a new advertising campaign.

      Professional fees decreased 12.2 percent to $1,440,000 in 1998 from $1,640,000 in 1997, which was a 24.4 percent increase from the $1,318,000 recorded in 1996. The decrease in 1998 reflects lower professional fees associated with loan workouts, collections and foreclosure, and the addition of in-house counsel, offset by increased fees associated with the liquidation of Realty Corp. The increase in 1997 was due to professional fees associated with loan collections and foreclosures and other litigation costs, higher examination and audit fees, and higher consulting fees.

      Communications expense increased 11.1 percent in 1998 to $814,000 from $733,000 in 1997, a 12.8 percent increase from $650,000 in 1996. The increases were due principally to the additional communication lines required for computer hookups and telephones for the new branches and increases in business volume.

      Stationery and printing expense increased to $609,000 in 1998 from $502,000 in 1997, or 21.3 percent, and increased 14.4 percent in 1997, as compared to the $439,000 recorded in 1996. The increases reflect the new branches and higher business volume.

      FDIC insurance increased to $166,000 in 1998 compared to 1997 and decreased by $543,000 to $152,000 in 1997 compared to 1996. The increase in 1998 reflects a higher volume of insured deposits. The decrease in 1997 primarily reflects a one time special assessment paid by Tarrytowns in 1996 of $538,000 in order to recapitalize the Savings Association Insurance Fund ("SAIF") to the level required by law.

      The Company incurred $(82,000), 183,000 and $216,000 in 1998, 1997 and
1996, respectively, in net (income) expense related to gains on sales of foreclosed properties, offset by costs of maintaining such properties and additional write-downs of carrying values on such properties. Gains on sale of OREO exceeded costs to maintain properties in 1998. Costs incurred in 1997 and 1996 reflect a higher level of OREO. Expenditures associated with expenses in this category are comprised of real estate taxes, insurance, utilities, maintenance and other charges required to protect the Company's interest in the properties. In general, the longer the foreclosed properties are held, the total cost to maintain such properties will increase; however, to the extent time between acquisition of a property and its sale is reduced, the holding cost per property should decline. In general, the Company seeks to dispose of OREO as expeditiously as possible. However, the ability to dispose of OREO is highly dependent on market conditions in the area in which a property is located.

      Other non-interest expenses, as reflected in the following table, increased 8.2 percent in 1998, and 42.5 percent in 1997 compared to the prior year. The increases reflect higher outside service fees, including computer program licensing fees, and higher stockholder relations expenses and stock exchange listing fees, and contributions to U.S.B. Foundation, Inc. in 1998 and 1997, while no contribution was made in 1996.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                       1998      1997      1996
Other non-interest expenses                          (000's, except percentages)
--------------------------------------------------------------------------------
Other insurance                                      $  271    $  284    $  270
Courier fees                                            248       223       196
Dues, meetings and seminars                             422       294       274
Outside services                                        762       638       450
U.S.B. Foundation, Inc.                                 240       250        --
Credit card related expense                             294       232       210
Other                                                   674       770       489
--------------------------------------------------------------------------------
Total                                                $2,911    $2,691    $1,889
--------------------------------------------------------------------------------
Percentage of total non-interest
expense (before merger related
expenses)                                              10.6%     11.0%      8.8%
================================================================================

      Merger related expenses of approximately $4.4 million were recorded in 1998 as a result of the acquisition of Tappan Zee (See Note 2 to the Consolidated Financial Statements) and consist of: payments in connection with existing employment contracts - $0.8 million; expenses incurred in connection with acceleration of benefits under various employee and director benefit plans
- $0.9 million; professional fees - $1.0 million; investment banking fees - $0.7 million; and other expenses - $1.0 million.

      To monitor and control the level of non-interest expenses, as well as non-interest income, the Company continually monitors the system of internal budgeting, including analysis and follow-up of budget variances.

Income Taxes

      Income tax provisions of $3,372,000, $5,022,000 and $5,100,000 were recorded in 1998, 1997 and 1996, respectively. The Company is currently subject to both a statutory incremental Federal tax rate of 35 percent (34 percent for the first $10 million of taxable income), and a New York State tax rate of 9 percent, plus a surcharge of 17 percent in 1998 and 1997 and 19 1/2 percent in 1996. The Company's overall effective tax rate was 21.9 percent, 30.4 percent and 33.2 percent in 1998, 1997 and 1996, respectively.

      The decrease in the overall effective tax rate in 1998 primarily reflects the reduction in tax expense of approximately $2.4 million as a result of the liquidation of Realty Corp. The decrease in 1997 reflects lower state taxes. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Securities Portfolio

      Securities are selected to provide safety of principal, liquidity, and produce income on excess funds during structural changes in the composition of deposits, as well as during cyclical and seasonal changes in loan demand and to leverage capital. In order to manage liquidity and control interest rate risk, the Company's investment strategy focuses on securities which have short maturities, adjustable-rate securities, or those whose cash flow patterns result in a lower degree of interest rate risk.

      The securities portfolio, including investment in FHLB stock, of $464.4 million and $454.0 million at December 31, 1998 and 1997, respectively, consists of securities held to maturity totalling $67.0 million and $172.7 million, securities available for sale totalling $379.5 million and $266.6 million, and FHLB stock of $17.8 million and $14.7 million, respectively.

      In accordance with SFAS No. 115, the Banks' investment policies includes a determination of the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities held for indefinite periods of time and not intended to be held to maturity include securities that management intends to use as part of its asset/liability strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors. Such securities are classified as available for sale and carried at fair value.

      Securities represent 40.2 percent, 39.5 percent and 36.9 percent of average interest-earning assets in 1998, 1997 and 1996, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company's investment strategy. The size of the securities portfolio will depend on deposit and loan growth, and the ability of the Company to take advantage of leverage opportunities. The carrying value, fair value, weighted average yields and maturity distributions of securities, are included in the Notes to the Consolidated Financial Statements included elsewhere herein.

      Obligations of U.S. Treasury and government agencies principally include U.S. Treasury securities and Federal Home Loan Bank, Federal National Mortgage Association ("FNMA") and FHLMC debentures and notes. At December 31, 1998 and 1997, the outstanding balances held in such securities totalled $55.6 million and $165.5 million, respectively. The balances outstanding at December 31, 1998 and 1997 decreased $109.9 million and increased $69.2 million, respectively, primarily due to redemptions at call dates and sales of such securities prior to

--------------------------------------------------------------------------------

call in 1998, and net new purchases of callable U.S. government agency bonds in 1997 as yields were attractive in that period. Management expects these bonds to be called prior to maturity based upon its evaluation of interest rates at the time of purchase. Due to the lower interest rate levels in 1998, the Company sold or did not replace redeemed callable agency securities with new similar issues.

      The Company invests in mortgage-backed securities, including collateralized mortgage obligations ("CMOs"), that are primarily issued by the Government National Mortgage Association ("GNMA"), FNMA and FHLMC. GNMA securities are backed by the full faith and credit of the U.S. Treasury, assuring investors of receiving all of the principal and interest due from the mortgages backing the securities. FNMA and FHLMC guarantee the payment of interest at the applicable certificate rate and the full collection on the mortgages backing the securities; however, such securities are not backed by the full faith and credit of the U.S. government.

      Mortgage-backed securities and CMOs increased $124.6 million to $331.4 million and $67.5 million to $206.8 million at December 31, 1998 and 1997, respectively, as compared to the balance of $139.3 million at December 31, 1996. The increases for 1998 and 1997 were due to purchases of $269.0 million and $185.2 million that were offset by sales of $53.5 million and $108.7 million, principal paydown and redemptions of $91.2 million and $10.6 million, and other increases of $0.3 million and $1.6 million, respectively.

      The following table sets forth additional information concerning mortgage-backed securities, including CMOs, as of the periods indicated:

--------------------------------------------------------------------------------
                                                           (000's)
                                                         December 31,
--------------------------------------------------------------------------------
                                                1998          1997          1996
--------------------------------------------------------------------------------
U.S. government agency:
  Mortgage-backed securities
    Fixed rate                              $251,725      $ 91,723      $ 38,015
    Adjustable rate                               --            --        13,071
  Collateralized mortgage
    obligations
    Fixed rate                                15,673        31,541        45,745
    Adjustable rate                           63,903        83,170        42,013
Other                                             65           341           470
--------------------------------------------------------------------------------
Total                                       $331,366      $206,775      $139,314
================================================================================

      For 1998, purchases of fixed rate mortgage-backed securities totaling $205.2 million were offset by sales of similar fixed rate instruments totaling $13.3 million. The increase in 1997 in mortgage-backed securities was due primarily to the purchases of fixed rate securities totaling $98.6 million, offset by sales of fixed and adjustable rate investments of $39.5 million and $11.3 million, respectively. The sales were transacted to take advantage of market opportunities to restructure the portfolio, including the sales of adjustable rate securities, whose market values would decline as principal prepayments accelerate in a lower interest rate environment. For 1998 and 1997, sales of low-yielding fixed rate CMOs totaling $18.7 million and $22.3 million to restructure the portfolio were partially offset by purchases totaling $5.0 million and $8.6 million, respectively. Also, in 1998 and 1997, purchases of adjustable rate CMOs totaling $58.8 million and $77.9 million were partially offset by sales and redemptions of $41.5 million and $35.7 million, respectively. The sales were transacted as the market values of these securities would decline as principal prepayments accelerate in a lower interest rate environment. Interest rates on floating rate CMO securities periodically adjust at certain spreads to market indices and typically contain maximum lifetime caps. These investments generally result in a shortening of the portfolio's average interest rate repricing period.

      The outstanding balances in obligations of states and political subdivisions at December 31, 1998 and 1997 were $58.9 million and $64.0 million, respectively, with purchases of $2.0 million and $7.6 million and maturities of $7.1 million and $6.3 million during 1998 and 1997, respectively. The obligations are principally New York State political subdivisions with diversified final maturities and substantially all are classified as held to maturity. The Company considers such securities as core investments having favorable tax equivalent yields.

      The Company invests in FHLB stock, medium-term corporate debt securities and other securities which are rated investment grade by nationally recognized credit rating organizations. The Company, as a matter of policy, does not invest in nonrated securities or securities rated less than investment grade at the time of purchase. At December 31, 1998 and 1997, FHLB stock, corporate and other securities increased $0.8 million and $6.9 million to balances outstanding of $18.5 million and $17.7 million, respectively. The net increases for 1998 and 1997 were due primarily to purchases of FHLB stock of $3.2 million and $9.8 million, and a net decrease in corporate and other securities of $2.4 million and $2.9 million, respectively. The total investment in FHLB stock is $17.8 million and $14.7 million at December 31, 1998 and 1997, respectively. The Banks are members of the FHLB and during 1998 have increased their outstanding borrowings under the various advance programs offered by the FHLB. As a prerequisite to obtaining increased funding from the FHLB, the Banks must purchase additional shares of FHLB stock.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

      The Company has continued to exercise its conservative approach to investing by purchasing high credit quality investments and controlling interest rate risk by averaging investments in medium-term maturities or with securities having interest rates that reprice periodically. Generally, most securities may be used to collateralize borrowings and public deposits, and therefore the investment portfolio is an integral part of the Company's funding strategy.

      Except for securities of the U. S. Treasury and government agencies (principally callable and mortgage-backed securities) and FHLB stock, there were no obligations of any single issuer which exceeded ten percent of stockholders' equity at December 31, 1998.

Loan Portfolio

      During 1998, the average balances of net loans of the Company increased $74.9 million to $657.2 million, and increased $82.6 million in 1997 to $582.3 million, as compared to the 1996 balance of $499.7 million. At December 31, 1998, gross loans outstanding increased $110.2 million to $733.5 million, or a
17.7 percent increase compared to the prior year. Loans outstanding at December 31, 1997 increased $62.8 million, or 11.2 percent over 1996. This growth resulted primarily from: an increase of $42.0 million in 1997, in commercial mortgages; increases in construction and land development loans, principally variable rate loans which are based on the prime rate as published in the Wall Street Journal, of $63.9 million and $11.9 million, respectively, as both the real estate market and business activity increased during each year; increases in time and demand loans of $19.9 million and $2.4 million, respectively; an increase in 1998 of $7.8 million in installment loans; as well as a $26.3 million and $7.0 million net increase in 1998 and 1997, respectively, in residential real estate loans and home equity loans; and an increase in credit card loans of $0.3 million in 1998; while commercial real estate loans declined $6.0 million in 1998 and all other loans declined $2.0 million and $0.5 million in 1998 and 1997, respectively.

      Real estate collateralized loans consisting of construction mortgages, interim and permanent commercial mortgages, home equity and residential mortgages, represent 87.8 percent and 89.9 percent of total gross loans in 1998 and 1997, respectively. The Bank is approved by FHLMC and FNMA as a preferred seller of residential mortgages, which allows more active participation in the home mortgage market, enabling the Company to meet the community's needs for housing. This also allows the Company the flexibility to determine if profit margins are best achieved by retention or sale of earning assets and also generates loan origination fees and loan servicing income from the collection and processing of monthly loan payments.

      As part of secondary marketing activities, certain 15 and 30 year residential real estate loans with fixed rates are originated with an intent of selling qualifying loans. During 1997 and 1996, the Company took advantage of the secondary market by selling for cash $1.1 million and $0.6 million of such loans to FHLMC. The Bank did not sell mortgage loans to FHLMC during 1998. Commercial mortgages and construction and land development loans, which in the aggregate increased significantly in both 1998 and 1997, will continue to be emphasized, as such loans represent quality real estate secured loans. At December 31, 1998, the Company has approximately $86.3 million and $27.7 million of committed but unissued (including lines of credit) commercial mortgage, construction and land development loans, and residential mortgages, both first and junior liens, respectively. At December 31, 1998 and 1997, approximately $4.3 million and $0.3 million, respectively, of fixed rate residential loans (including commitments) were held for sale.

      Installment loans to individuals and businesses represented 3.2 percent,
2.5 percent and 2.9 percent of total gross loans in 1998, 1997 and 1996, respectively. The increase in installment loans to gross loans in 1998 reflects the Company's emphasis on non-real estate lending to diversify the portfolio.

      The Bank currently provides Affinity cards to the Masons of Iowa, Maryland, New Hampshire and Washington State, and a Union State Bank Visa card and MasterCard are also offered. At December 31, 1998, the Bank had unused credit card lines of $29.7 million, and outstanding balances of $8.3 million. The credit card business allows the Company to increase its consumer lending business and also diversify the loan portfolio.

      It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Regulatory requirements generally prohibit the accrual of interest on certain loans when principal or interest is due and remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection. Nonaccrual loans, which are primarily secured by real estate, lease receivables and cash, decreased in 1998 and 1997 to $2.3 million

--------------------------------------------------------------------------------

and $7.3, respectively, from $9.6 million in 1996. Nonaccrual loans include the Bennett Funding Group loans of $0.8 million in 1998 ($3.3 million in 1997 and 1996), which are collateralized by lease receivables and cash. The Bennett Funding Group filed for Bankruptcy during 1996, and collection of these loans has been delayed by the bankruptcy proceedings. Net income is adversely impacted by the level of non-performing assets caused by the deterioration of borrowers' ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provisions for loan losses, incur higher collection costs, and other costs associated with the management and disposition of foreclosed properties.

      The most significant non-performing loans have been in construction loans and real estate related commercial loans and, the Bennett Funding Group loans discussed above. Although the Bank has an aggressive foreclosure policy, the process is slow and is hampered by legal and market factors. Non-performing assets negatively impact the Company's net interest income and operating results. Net loan charge-offs against the allowance for loan losses increased in 1998 to $600,000 compared to 1997 and increased slightly in 1997 to $504,000 from $500,000 in 1996. At December 31, 1998, restructured loans decreased to $0.7 million from $0.9 million in 1997, compared to $2.1 million in 1996. Loans considered to be impaired under SFAS No. 114 approximated $1.6 million and $4.8 million (including the Bennett Funding Group loans) at December 31, 1998 and 1997, respectively.

Provision for Loan Losses

      The allowance for loan losses is available to absorb charge-offs from any loan category, while additions are made through charges to income and recoveries of loans previously charged-off. An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the loan review function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment on the loan portfolio, a review of the historical loss experience and the impact of the year 2000 issue on loan customers (see "Year 2000 issue" on page 75). Based upon management's assessment of the degree of risk associated with the various elements of the loan portfolio, it is estimated that at December 31, 1998 and 1997, 4 percent and 4 percent of the allowance for loan losses, respectively, is applicable to time and demand loans, 84 percent and 68 percent, respectively, relate to loans secured by real estate, including commercial and construction loans, and 12 percent and 28 percent, respectively, is applicable to installment, credit card and other loans.

      As with any financial institution, poor economic conditions, high inflation, high interest rates, or high unemployment may lead to increased losses in the loan portfolio. Conversely, improvements in economic conditions tend to reduce the amounts charged against the allowance. Management has established various controls, in addition to strict underwriting standards, in order to limit future losses, such as (1) a "watchlist" of possible problem loans, (2) various loan policies concerning loan administration (loan file documentation, disclosures, approvals, etc.), and (3) a loan review staff employed by the Company to determine compliance with established controls and to review the quality and anticipated collectibility of the portfolio. Management determines which loans are possibly uncollectible and makes additional provisions, if necessary, to state the allowance at a satisfactory level.

      Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance is considered adequate to absorb potential losses inherent in the credit portfolio. A substantial portion (87.8 percent at December 31, 1998) of the loans of the Company are collateralized by real estate, primarily located in the New York Metropolitan area. The collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for loan losses established in 1998, 1997 and 1996, and the related allowance for loan losses reflect net charge-offs and losses incurred with respect to real estate foreclosures, and the effect of the real estate market in the New York metropolitan area on the loan portfolio.

      Management believes the allowance for loan losses at December 31, 1998, appropriately reflects the risk elements inherent in the total loan portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations. During 1998, the New York State Banking Department, and during 1997 the FDIC, completed examinations of the Bank. In 1998, the New York State Banking department examined the Company and the Federal Reserve completed an off-site examination of the Company. The Office of Thrift Supervision examined Tarrytowns in 1997. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses were adequate.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

Loan Maturities and Sensitivity to Change in Interest Rates

The following table presents the maturities of loans outstanding at December 31, 1998 (excluding installment loans to individuals and real estate loans other than construction loans), and the amount of such loans by maturity date that have predetermined interest rates and the amounts that have floating rates.

                                                                                       December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                After
                                                                                1 But
                                                                Within         Within          After
(000's, except percentages)                                     1 Year        5 Years        5 Years           Total       Percent
------------------------------------------------------------------------------------------------------------------------------------
Loans:
Time and demand loans                                        $  47,258       $  5,521         $1,090       $  53,869          31.7%
Commercial installment loans                                     2,653         13,756          1,427          17,836          10.5
Mortgage construction  loans                                    63,873         34,255             --          98,128          57.8
------------------------------------------------------------------------------------------------------------------------------------
Total                                                         $113,784        $53,532         $2,517        $169,833         100.0%
------------------------------------------------------------------------------------------------------------------------------------
Rate Sensitivity:
------------------------------------------------------------------------------------------------------------------------------------
Fixed or predetermined interest rates                        $  16,218        $13,180        $   292       $  29,690          17.5%
Floating or adjustable interest rates                           97,566         40,352          2,225         140,143          82.5
------------------------------------------------------------------------------------------------------------------------------------
Total                                                         $113,784        $53,532         $2,517        $169,833         100.0%
------------------------------------------------------------------------------------------------------------------------------------
Percent                                                           67.0%          31.5%           1.5%          100.0%
====================================================================================================================================

Deposits

      The Company's fundamental source of funds supporting interest earning assets continues to be deposits, consisting of demand deposits (non-interest bearing), NOW, money market, savings, and various forms of time deposits. The maintenance of a strong deposit base is key to the development of lending opportunities and creates long term customer relationships, which enhance the ability to cross sell services. Depositors include individuals, small and large businesses and governmental units. To meet the requirements of a diverse customer base, a full range of deposit instruments are offered, which has allowed the Company to maintain and expand the deposit base despite intense competition from other banking institutions and non-bank financial service providers.

      Total deposits at the end of 1998 increased 6.2 percent to $958.6 million, from $902.8 million at December 31, 1997, an increase of 15.7 percent from $780.6 million in 1996. Average deposits outstanding increased 10.9 percent in 1998 and 14.6 percent in 1997. Excluding municipal CD's, which are acquired on a bid basis, total deposits increased 15.6 percent and 8.9 percent, and average deposits increased 11.3 percent and 12.2 percent, respectively. Average non-interest bearing deposits increased 18.9 percent or $19.5 million at December 31, 1998 compared to 1997, and 21.9 percent in 1997 compared to 1996, due to business development efforts. Average interest bearing deposits in 1998 increased $74.9 million and in 1997 increased $91.9 million, reflecting increases in all deposit categories, except for money market accounts, IRA and Keogh accounts, and in 1998, municipal CD's. Average balances in NOW deposits increased $7.9 million in 1998 and $5.0 million in 1997, due principally to increased account activity by customers. The decrease of $4.4 million in 1998 and $6.7 million in 1997 in average money market deposit balances principally resulted from decreased deposits of local municipalities and customers, as the rate on the money market account was maintained at a lower competitive rate, and customers switched to other higher rate accounts. Savings deposits average balances increased $37.9 million in 1998 and $28.6 million in 1997, due to the marketing of higher interest rate savings accounts in both years. In 1998 and 1997, average time deposits outstanding increased $33.5 million and $65.0 million, respectively, due to promotion of attractive rate products, effected in 1998 by a decrease, and in 1997 by an increase, in municipal time deposits which are acquired on a bid basis. In general, the lower interest rate environment in 1998 compared to 1997 caused deposit interest rates to decline slightly in 1998. Deposit costs generally increased in 1997 during a period of increasing interest rates, in all accounts except for the money market account. Municipal deposits are used to fund security purchases and balance sheet leverage. Due to lower rates for wholesale borrowings and other sources of funds, municipal deposits decreased in 1998. In 1998, time deposits over $100,000 decreased $54.4 million compared to 1997, and in 1997 increased $65.4 million. Deposits of over $100,000 are generally for maturities of 30 to 180 days and are acquired to fund loans

--------------------------------------------------------------------------------

and securities, under the Company's asset liability policy and to leverage excess capital by matching such funds with investments and loan production in excess of deposit growth. The Company does not generally acquire brokered deposits.

      At December 31, 1998, short-term rates remained high compared to longer term rates. Accordingly, it is expected that depositors will continue to favor short-term deposit products, which result in higher volatility of interest margins due to the quick repricing of deposits during periods of both rising and declining interest rates.

The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

------------------------------------------------------------------------------------------------------------------------------------
                                                                   (000's, except percentages)
                                                                     Year Ended December 31,
                                           1998                               1997                                1996
                                 Average          Average            Average         Average           Average           Average
                                  Amount             Rate             Amount            Rate            Amount              Rate
------------------------------------------------------------------------------------------------------------------------------------
Demand deposits                 $122,847               --           $103,334              --         $  84,746                --
NOW accounts                      57,739             1.55%            49,801            1.71%           44,765              1.61%
Money market accounts             45,456             2.58             49,868            2.63            56,575              2.72
Savings deposits                 300,068             3.91            262,194            3.92           233,594              3.80
Time deposits                    436,811             5.58            403,306            5.64           338,314              5.53
------------------------------------------------------------------------------------------------------------------------------------
Total                           $962,921             3.97%          $868,503            4.05%         $757,994              3.94%
====================================================================================================================================

Capital Resources

      Strong capitalization is fundamental to the successful operation of a banking organization. Stockholders' equity increased to $97.4 million in 1998, or 13.5 percent over $85.9 million in 1997. There was a 10.0 percent increase in 1997, over the $78.1 million in 1996. The increases in all years were principally due to the Company's record net income and common stock issuances under the Company's various stock plans, offset by cash dividends and repayments of $3,250,000 and $500,000 of preferred stock in 1997 and 1996, respectively, and treasury stock transactions. Stockholders' equity also increased $0.6 million at December 31, 1998 and by $2.3 million at December 31, 1997, as a result of the effect of net unrealized gains and losses on available for sale securities, net of tax. Cash dividends on the Company's common stock have been paid since 1986, the first dividend paid in the Company's history. In the first quarter of 1988, the Board of Directors authorized a quarterly cash dividend policy. Cash dividends on the Company's preferred stock commenced in 1989, and terminated in February 1997 upon redemption of all outstanding preferred stock. In 1997, junior preferred stock of consolidated subsidiary was issued, and dividends were paid in 1997 and 1998 on such stock. The junior preferred stock was redeemed in October 1998, in connection with the liquidation and dissolution of Realty Corp.

      The various components and changes in stockholders' equity are reflected in the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996, included elsewhere herein.

      Regulatory capital was further increased in February 1997 with the issuance of $20 million, 9.58% Capital Securities which qualify for Tier I capital treatment by the Federal Reserve Bank.

      Management believes that the Capital Securities, future retained earnings, and stock purchases under the employee benefit plans, will provide the necessary capital for current operations and the planned growth in total assets. In addition, capital growth can be acquired through the reinstatement of the Company's Dividend Reinvestment and Optional Stock Purchase Plan, which has been suspended.

      All banks and bank holding companies are subject to risk-based capital guidelines. These guidelines define capital as Tier I and Total capital. Tier I capital consists of common stockholders' equity and qualifying preferred stock, less intangibles; and Total capital consists of Tier I capital plus the allowance for possible loan losses up to certain limits, preferred stock and certain subordinated and term-debt securities. The guidelines require a minimum total risk-based capital ratio of 8.0 percent, and a minimum Tier I risk-based capital ratio of 4.0 percent.

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

The risk-based capital ratios at December 31, follows:

--------------------------------------------------------------------------------
                                               1998          1997          1996
--------------------------------------------------------------------------------
Tier I Capital:
   Company                                    14.97%        15.26%        13.32%
   Bank                                       12.58%        12.35%        10.36%
   Tarrytowns                                 44.64%        43.30%        38.20%
Total Capital:
   Company                                    16.12%        16.47%        14.38%
   Bank                                       13.71%        13.55%        11.41%
   Tarrytowns                                 45.89%        44.60%        39.50%
================================================================================

      Banks and bank holding companies must also maintain a minimum leverage ratio of at least 3 percent, which consists of Tier I capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier I capital).

The leverage ratios were as follows at December 31:

--------------------------------------------------------------------------------
                                               1998          1997          1996
--------------------------------------------------------------------------------
   Company                                     9.13%         9.37%         8.45%
   Bank                                        8.14%         8.09%         7.01%
================================================================================

      Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and further expanded by FDICIA, Tarrytowns is required to meet minimum regulatory tangible (1.50 percent), core leverage (3 percent), and risk-based capital ratios. At all times, Tarrytowns exceeded all current and fully-phased-in capital requirements as stipulated by each of these acts.

      To be considered "well-capitalized" under FDICIA, an institution must generally have a leverage ratio of at least 5 percent, Tier I ratio of 6 percent and Total capital ratio of 10 percent. The Banks exceed all current regulatory capital requirements and were in the "well-capitalized" category at December 31, 1998. Management fully expects that the Banks will maintain a strong capital position in the future.

Liquidity

      The Asset/Liability Committee ("ALCO") establishes specific policies and operating procedures governing the Company's liquidity levels and develops plans to address future liquidity needs. The primary functions of asset/liability management are to provide safety of depositor and investor funds, assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities. Liquidity manage-ment involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

      Aside from cash on hand and due from banks, the Banks' liquid assets are federal funds sold, which are available daily, and interest bearing deposits with banks. The Banks invest excess liquid funds by selling federal funds, which mature daily, to other financial institutions in need of funds. At December 31, 1998, the Banks sold overnight federal funds in the amount of $45.5 million.

      Other sources of asset liquidity include maturities and principal and interest payments on securities and loans. The securities and loan portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long-term liquidity. The amortized cost of securities available for sale having contractual maturities or expected call dates or average lives of one year or less amounted to $43.7 million, while held to maturity securities maturing in one year or less amounted to $5.5 million, for a total of $49.2 million at December 31, 1998. This represented 11.1 percent of the amortized cost of the securities portfolio, compared to 20.9 percent of the securities portfolio maturing within one year at December 31, 1997. Excluding installment loans to individuals and real estate loans other than construction loans, $113.8 million, or 15.5 percent of loans (including loans held for sale) at December 31, 1998, mature in one year or less. As a preferred seller of mortgages to both FHLMC and FNMA, the Bank may increase liquidity by selling residential mortgages, or exchanging them for mortgage backed securities that may be sold, in the secondary market.

      The Banks are members of the FHLB. The Banks have a borrowing capacity of up to $355.0 million at December 31, 1998, at various terms secured by FHLB stock owned and to be purchased and certain other assets of the Banks. In addition, the Banks have arrangements with two primary investment firms to borrow up to $50.0 million under master securities sales and repurchase agreements, of which $9.8 million was outstanding at December 31, 1998. The Banks had advances aggregating $34.3 million from the FHLB and the Banks borrowed $165.8 million under securities sold under agreements to repurchase at December 31, 1998. The Banks may also borrow up to $36.0 million overnight under Federal funds purchase

--------------------------------------------------------------------------------

agreements with five correspondent banks. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank's discount window, which borrowings must be collateralized with U.S. Treasury and government agency securities.

      The Banks pledge certain of their assets as collateral for deposits of municipalities, FHLB borrowings and repurchase agreements. By utilizing collateralized funding sources, the Banks are able to access a variety of cost effective sources of funds. The assets pledged consist of mortgage-backed and other securities. Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity and other factors. Management does not anticipate any negative impact to its liquidity from its pledging activities.

      Demand deposits from individuals, businesses and institutions, as well as retail time deposits ("core deposits") are a relatively stable, low-cost source of funds. The deposits of the Banks generally have shown a steady growth trend. However, the trend of the deposit mix has generally been toward deposits of shorter average maturity, with a larger percentage of funds in savings deposits and shorter term certificates of deposit, while money market accounts as a percentage of total deposits declined as depositors favored the higher rates offered by higher rate savings accounts and time deposit products.

      Another source of funding for the Company is capital market funds, which includes preferred stock, convertible debentures, the Capital Securities, common stock, retained earnings and long-term debt qualifying as regulatory capital.

      Each of the Company's sources of liquidity is vulnerable to various uncertainties beyond the control of the Company. Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by general market interest rates and other unforeseen market conditions. The Company's ability to borrow at attractive rates is affected by its financial condition and other market conditions.

      Management considers the Company's sources of liquidity to be adequate to meet any expected funding needs and also to be responsive to changing interest rate markets.

Market Risk

      Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates, foreign currency exchange rates and commodity prices. Since all Company transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposures, the Company's primary market risk exposure is interest rate risk.

      Interest rate risk is the exposure of net interest income to changes in interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more liabilities than assets reprice in a given period (a liability-sensitive position), market interest rate changes will be reflected more quickly in liability rates. If interest rates decline, such positions will generally benefit net interest income. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset-sensitive position), a decline in market rates could have an adverse effect on net interest income. Excessive levels of interest rate risk can result in a material adverse effect on the Company's future financial condition and results of operations. Accordingly, effective risk management techniques that maintain interest rate risk at prudent levels is essential to the Company's safety and soundness.

      All market risk sensitve instruments are held to maturity or available for sale. The Company has no financial instruments entered into for trading purposes. Federal funds, both purchases and sales, on which rates change daily, and loans and deposits tied to certain indices, such as the prime rate and Federal Discount rate, are the most market rate sensitive and have the most stable fair values. The least sensitive instruments include long-term fixed rate loans and securities and fixed rate retail savings deposits, which have the least stable fair values. On those types falling between these extremes, the management of maturity distributions is as important as the balances maintained. The management techniques for maturity distributions involve the matching of interest rate maturities, as well as principal maturities, and is a key determinant of net interest income. In periods of rapidly changing interest rates, an imbalance ("gap") between the rate sensitive assets and liabilities can cause major fluctuations in net interest income and in earnings. The Company's management of liquidity and interest rate sensitivity has been successful in the past, as evidenced by the continued net interest income growth. Continuing to establish patterns of sensitivity which will

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

enhance future growth regardless of frequent shifts in market conditions is one of the objectives of the Company's asset/liability management strategy.

      Evaluating the Company's exposure to changes in interest rates is the responsibility of ALCO and includes assessing both the adequacy of the management process used to control interest rate risk and the quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at appropriate levels. Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and asset quality.

      The Company uses two methods to evaluate its market risk to changes in interest rates. A "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income.

      Although, as further discussed below, the "Static Gap" analysis shows the Company as liability-sensitive in the one-year time frame, the simulation analysis indicates more of an asset sensitive position. This difference is due primarily to the expected behavior of certain deposit accounts which do not reprice to the full extent of changes in interest rates (i.e., NOW, money market and savings accounts). The Company believes the simulation analysis is a more accurate analysis of its interest rate risk.

      The "Static Gap" is presented in the table on page 74. Balance sheet items are appropriately categorized by contractual maturity, expected average lives for mortgage-backed securities, or repricing dates, with prime rate indexed loans and certificates of deposit, NOW accounts, savings accounts tied to the Federal Discount rate, and retail money market deposits constituting the bulk of the floating rate category. The determination of the interest rate sensitivity of noncontractual items is arrived at in a subjective fashion. Passbook and statement savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

      On December 31, 1998, the "Static Gap" shows a negative cumulative gap of $65.6 million in the one day to one year repricing period, due principally to fixed rate securities and loans in the over one year to five years and over five year categories to maximize yield on assets and the treatment of deposit accounts as previously discussed above. A significant portion of the loans in the over one year to five year category represents three and five years adjustable rate commercial mortgages. Origination of such loans has allowed the Company to generate an asset repriceable within three to five years to reduce long-term interest rate risk.

      The Company uses the simulation analysis to estimate the effect that specific movements in interest rates would have on net interest income. This analysis incorporates management assumptions about the levels of future balance sheet trends, different patterns of interest rate movements, and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on noncontractual maturity deposit products (demand deposits, NOW, money market and passbook savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The impact of planned growth and anticipated new business activities is not integrated into the simulation analysis. The Company can assess the results of the simulation and, if necessary, implement suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income.

      The Company's policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes are reasonably likely to impact the Company's financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31,1998. Information on the percentage change in estimated net cash flows from the base case scenario is also shown. The cash flows are scheduled by expected maturity and reflect the effects of changes in market rates.

---------------------------------------------------------------------
       Gradual            Percentage Change         Percentage Change
     Change in             in Estimated Net         In Estimated Net
    Interest Rates         Interest Income             Cash Flows
---------------------------------------------------------------------
+ 200 basis points              1.9%                      (2.7)%
- 200 basis points              0.3                       11.8
=====================================================================

      As with any method of measuring interest rate risk, there are certain limitations inherent in the method of analysis presented.

--------------------------------------------------------------------------------

Actual results may differ significantly from simulated results should market conditions and management strategies, among other factors, vary from the assumptions used in the analysis. The model assumes that certain assets and liabilities of similar maturity or period to repricing will react the same to changes in interest rates, but, in reality, they may react in different degrees to changes in market interest rates. Specific types of financial instruments may fluctuate in advance of changes in market interest rates, while other types of financial instruments may lag behind changes in market interest rates. Additionally, other assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and securities and early withdrawals from time deposits could deviate significantly from those assumed in the simulation.

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

      Interest rate risk exposure is reviewed in weekly meetings in which guidelines are established for the following week and the longer term exposure. The structural interest rate mismatch is reviewed periodically by ALCO.

      Risk is mitigated by matching maturities or repricing more closely, and by reducing interest rate risk by the use of interest rate contracts. The Company does not use derivative financial instruments extensively. However, as circumstances warrant, the Company purchases derivatives such as interest rate contracts to manage its interest rate exposure. Any derivative financial instruments are carefully evaluated to determine the impact on the Company's interest rate risk in rising and declining interest rate environments, as well as the fair value of the derivative instruments. Use of derivative financial instruments is included in the Bank's investment policy, which has been approved by the Board of Directors. Additional information on derivative financial instruments is presented in Note 16 to the Consolidated Financial Statements.

INTEREST RATE SENSITIVITY ANALYSIS
BY REPRICING DATE

December 31, 1998                                                  (000's, except percentages)
------------------------------------------------------------------------------------------------------------------------------------
                                              One           Over          Over           Over
                                          Day and        One Day         Three       One Year        Over         Non-
                                         Floating       to Three     Months to        to Five        Five     Interest
                                             Rate         Months      One Year          Years       Years      Bearing         Total
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Loans                                    $239,552        $25,330      $ 83,916       $235,705    $137,976    $      --   $   722,479
Mortgage-backed securities                     --         77,758        39,109        158,948      55,551           --       331,366
Other securities                              471          5,029         7,665         76,233      25,769           --       115,167
Other earning assets                       47,377             --            --             --          --           --        47,377
Other assets                                   --         17,849            --             --          --       54,574        72,423
------------------------------------------------------------------------------------------------------------------------------------
Total assets                              287,400        125,966       130,690        470,886     219,296       54,574     1,288,812
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Equity:
Interest bearing deposits                 322,075         82,934       191,983        222,743       1,635           --       821,370
Other borrowed funds                           --            619        12,088         37,096     150,312           --       200,115
Corporation-Obligated mandatory
    redeemable capital securities of
    subsidiary trust                           --             --            --             --      20,000           --        20,000
Demand deposits                                --             --            --             --          --      137,270       137,270
Other liabilities                              --             --            --             --          --       12,618        12,618
Stockholders' equity                           --             --            --             --          --       97,439        97,439
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity              322,075         83,553       204,071        259,839     171,947      247,327     1,288,812
------------------------------------------------------------------------------------------------------------------------------------
Net interest rate sensitivity gap        $(34,675)       $42,413      $(73,381)      $211,047    $ 47,349    $(192,753)  $       --
====================================================================================================================================
Cumulative gap                           $(34,675)       $ 7,738      $(65,643)      $145,404    $192,753    $      --   $       --
====================================================================================================================================
Cumulative gap to
    Interest-earning assets                 (2.8)%           0.6%         (5.3)%         11.8%       15.6%          --%          --%
====================================================================================================================================

                                                                       USB[LOGO]
--------------------------------------------------------------------------------

Year 2000 Issue

      The Company continues to monitor the Year 2000 ("Y2K") issue. The Company has identified all information technology ("IT") systems and non-IT systems (primarily telephone, vault and security systems that include micro-processors) and evaluated their status as to Y2K readiness. The Company's Y2K Committee reports progress to the Company's Board of Directors on a quarterly basis.

      All significant IT and non-IT systems are vendor supported. Vendors have represented to the Company that all significant systems are or will be Y2K compliant. In particular, the Company's major core system software vendor has certified that its software is Y2K compliant. For those systems not yet compliant, software vendors are in the process of providing updates to ensure such systems become compliant. The Company has further determined which systems are mission critical, i.e., those systems that are critical to the Company's ability to operate and provide service to its customers without any interruption to the Company's normal business operations. Each of these systems have been certified or represented by its vendor that they are or will be Y2K compliant. These systems include the IBM AS-400 computer, Kirchman D-3000 (core banking) system, ATM systems, Automated Clearing House (ACH) system, and CR (communications) system. The Company has completed testing each mission critical system according to an overall Y2K testing plan, except the ATM system which will be tested by June 30, 1999. An additional IBM AS-400 computer has been leased to facilitate testing in a controlled production environment.

      Testing of systems identified as significant but not mission critical, i.e. systems for which alternative processes are available but provide a significant level of efficiency, are also in the process of being tested. Testing of these systems is expected to be completed during the second quarter of 1999.

      The Company has also evaluated significant customers' Y2K readiness and/or progress toward Y2K compliance to evaluate the potential impact on the Company for their failure to remediate their Y2K issues. In this connection, the Company designed a Y2K risk assessment process. Customers with potential Y2K issues have been identified and the Company has taken steps to mitigate the impact of such issues to the Company. In addition, the Company has implemented a loan policy which requires an evaluation of the Y2K status for each loan customer prior to approving a new loan or renewal of an existing loan. The Company has also evaluated and will continue to evaluate the impact of loan customers' Y2K status on the allowance for loan losses. As a result, the Company has allocated $500,000 of the allowance for loan losses at December 31,1998 to provide for any loan losses that may occur as a consequence of the Y2K issue.

      The Company has also evaluated the potential impact of the Y2K readiness of other significant vendors, particularly utility companies. To the Company's knowledge, the major utility companies serving the Company have made representations in their public documents that they believe the possibility of significant Y2K problems will be significantly reduced with the implementation of their Y2K plans.

      The worst case Y2K scenario would involve no utility service, mission critical system failure and Federal Reserve, Clearing House and ACH failure. In this circumstance, the Company would be required to significantly curtail its operations. Preparation of paper reports prior to year end 1999 will allow the Company to monitor limited business activity. However, processing of accruals, customer statements and the like would not be practical. It is expected that mission critical systems will be compliant or are not date sensitive, based on completed Y2K remediation, and the vendors' certification and representations regarding Y2K compliance. A contingency plan has been prepared to guide operations in the event that a mission critical system is not Y2K compliant in the Company's operating environment and cannot be immediately remediated or for Federal Reserve, Clearing House, ACH and major vendor and/or utility service failure. For other significant systems, an alternative process exists and such process will be utilized as a contingent process if such a system fails to be Y2K compliant. The Company is also developing a contingent liquidity plan in the event of increased deposit withdrawals or loan commitment usage.

      There can be no guarantee that the systems of other entities on which the Company's systems rely will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect of the Company.

      Excluding the allocation of $500,000 of the allowance for loan losses at December 31, 1998 for the potential impact of Y2K related issues on the loan portfolio, the Company's Y2K project costs have been $165,000 to date. The estimate of total expenditures for the Y2K project is approximately $250,000. Such costs are being expensed as incurred. Y2K project costs will be funded through normal operating cash flow and include approximately $75,000 of costs that are part of the Company's IT capital budget. The cost of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. No major IT projects have been deferred due to the Company's Y2K efforts.

      The Company will continue to evaluate all issues with respect to the Y2K problem to minimize the impact on its operations and financial condition.

--------------------------------------------------------------------------------

Financial Ratios

Significant ratios of the Company for the periods indicated are as follows:

---------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                           1998       1997       1996
---------------------------------------------------------------------------------------------------------
Earnings Ratio
Net income as a percentage of:
     Average earning assets                                                1.04%      1.15%      1.25%
     Average total assets                                                  0.99%      1.09%      1.18%
     Average common stockholders' equity                                  13.15%     14.47%     14.13%
     Average total stockholders' equity                                   13.20%     14.41%     13.86%

Capital Ratios
Average common stockholders' equity to average total assets                7.51%      7.50%      8.14%
Average total stockholders' equity to average total assets                 7.51%      7.56%      8.54%
Average total stockholders' equity, and Corporation-Obligated
     mandatory redeemable capital securities of subsidiary trust           9.16%      9.26%      8.54%
Average net loans as a multiple of average total stockholders' equity       7.2        7.3        6.7
Leverage capital                                                           9.13%      9.37%      8.45%
Tier I capital (to risk weighted assets)                                  14.97%     15.26%     13.32%
Total risk-based capital (to risk weighted assets)                        16.12%     16.47%     14.38%

Other
Allowance for loan losses as a percentage of year-end loans                1.22%      1.33%      1.14%
Loans (net) as a percentage of year-end  total assets                     56.06%     53.24%     59.75%
Loans (net) as a percentage of year-end total deposits                    75.36%     67.98%     70.83%
Securities as a percentage of year-end total assets                       34.65%     38.11%     32.89%
Average interest-earning assets as a percentage of average interest-
     bearing liabilities                                                 116.62%    115.53%    116.88%
Dividends per share as a percentage of diluted earnings per share         30.56%     26.09%     22.58%
=========================================================================================================