Form 10-Q
period 1999-03-31
USB HOLDING CO INC
filed 1999-05-17
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended March 31, 1999 Commission File No. 1-12811

                                 --------------

                            U.S.B. HOLDING CO., INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                36-3197969
--------------------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)

                 100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK 10962
--------------------------------------------------------------------------------
             (Address of principal executive office with zip code)

                                  914-365-4600
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         YES |X|                 NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                            OUTSTANDING AT MAY 4, 1999
            -----                            --------------------------

Common stock, par value $0.01 per share              16,037,423

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENTS OF CONDITION AS OF
            MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998.             1

            CONSOLIDATED STATEMENTS OF INCOME FOR THE
            THREE MONTHS ENDED MARCH 31, 1999 AND 1998
            (UNAUDITED).                                                  2

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE
            INCOME FOR THE THREE MONTHS ENDED MARCH 31,
            1999 AND 1998 (UNAUDITED).                                    3

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
            (UNAUDITED).                                                  4

            CONSOLIDATED STATEMENTS OF CHANGES IN
            STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
            ENDED MARCH 31, 1999 AND 1998 (UNAUDITED).                    6

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED).                                                  8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.               22

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.                                           29

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                            30

ITEM 1.                  PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                                       March 31,
                                                                          1999        December 31,
                                                                      (Unaudited)        1998
                                                                       ----------     ----------
                                                                       (000's, except share data)
ASSETS
Cash and due from banks                                                $   24,362     $   23,660
Federal funds sold                                                         48,200         45,500
                                                                       ----------     ----------
Cash and cash equivalents                                                  72,562         69,160
Interest bearing deposits in other banks                                    2,327          1,877
Securities:
    Available for sale (at estimated fair value)                          365,433        379,514
    Held to maturity (estimated fair value of
       $111,181 in 1999 and $70,284 in 1998)                              108,127         67,019
Loans held for sale                                                            --          3,283
Loans, net of allowance for loan losses of
    $9,432 in 1999 and $8,889 in 1998                                     756,982        719,196
Premises and equipment, net                                                11,146         11,210
Accrued interest receivable                                                 8,477          7,161
Other real estate owned (OREO)                                                576            415
Federal Home Loan Bank of New York stock                                   18,240         17,849
Other assets                                                               11,969         12,128
                                                                       ----------     ----------
TOTAL ASSETS                                                           $1,355,839     $1,288,812
                                                                       ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                                          $  132,105     $  137,270
Interest bearing deposits:
    NOW accounts                                                           67,118         66,304
    Money market accounts                                                  44,597         44,326
    Savings deposits                                                      357,289        331,448
    Time deposits                                                         403,381        379,292
                                                                      -----------     ----------
Total deposits                                                          1,004,490        958,640
Accrued interest payable                                                    3,860          4,529
Accrued expenses and other liabilities                                      8,896          8,089
Securities sold under agreements to repurchase                            185,780        165,780
Federal Home Loan Bank of New York advances                                33,431         34,335
                                                                      -----------     ----------
Total                                                                   1,236,457      1,171,373
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trust                                        20,000         20,000
Minority interest-junior preferred stock of consolidated subsidiary           137             --
Commitments and contingencies (Note 13)
Stockholders' equity:
    Common stock, $0.01 par value; authorized shares 30,000,000;
     issued shares of 16,219,113 in 1999 and 16,165,175 in 1998               162            162
    Additional paid-in capital                                             97,222         96,919
    Retained earnings                                                       4,027          1,513
    Treasury stock at cost; 201,628 common shares in 1999 and 1998         (2,223)        (2,223)
    Common stock held for benefit plans                                    (1,573)        (1,628)
    Deferred compensation obligation                                          675            675
    Accumulated other comprehensive income                                    955          2,021
                                                                      -----------     ----------
Total stockholders' equity                                                 99,245         97,439
                                                                      -----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,355,839    $ 1,288,812
                                                                      ===========     ==========

See notes to consolidated financial statements

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 1999           1998
                                                                               ----------------------
                                                                             (000's, except share data)
INTEREST INCOME:
Interest and fees on loans                                                     $15,632         $14,053
Interest on federal funds sold                                                     384             361
Interest and dividends on securities:
        Mortgage-backed securities                                               5,232           3,404
        U.S. Treasury and government agencies                                      916           2,842
        Obligations of states and political subdivisions                           769             822
        Corporate and other                                                         13              10
Interest on deposits in other banks                                                 20              13
Dividends on Federal Home Loan Bank of New York stock                              295             265
                                                                               -------         -------
Total interest income                                                           23,261          21,770
                                                                               -------         -------

INTEREST EXPENSE:
Interest on deposits                                                             8,494           9,547
Interest on borrowings                                                           2,684           1,484
Interest on Corporation - Obligated mandatory redeemable
        capital securities of subsidiary trust                                     488             488
                                                                               -------         -------
Total interest expense                                                          11,666          11,519
                                                                               -------         -------

NET INTEREST INCOME                                                             11,595          10,251
Provision for loan losses                                                          608             310
                                                                               -------         -------
Net interest income after provision for loan losses                             10,987           9,941
                                                                               -------         -------

NON-INTEREST INCOME:
Gain on securities transactions - net                                              326             373
Service charges and fees                                                           785             654
Other income                                                                       366             276
                                                                               -------         -------
Total non-interest income                                                        1,477           1,303
                                                                               -------         -------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                                   4,045           3,573
Occupancy and equipment expense                                                  1,298           1,157
Advertising and business development                                               334             288
Professional fees                                                                  197             370
Communications                                                                     208             208
Stationery and printing                                                            162             169
FDIC insurance                                                                      41              42
Other expenses                                                                     667             654
                                                                               -------         -------
Total non-interest expenses                                                      6,952           6,461
                                                                               -------         -------
Income before income taxes                                                       5,512           4,783
Provision for income taxes                                                       2,037           1,498
                                                                               -------         -------
NET INCOME                                                                     $ 3,475         $ 3,285
                                                                               =======         =======
BASIC EARNINGS PER COMMON SHARE                                                $  0.22         $  0.21
                                                                               =======         =======
DILUTED EARNINGS PER COMMON SHARE                                              $  0.21         $  0.19
                                                                               =======         =======

See notes to consolidated financial statements

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                              Three Months Ended
                                                                  March 31,
                                                              1999          1998
                                                              ----          ----
                                                                   (000's)
NET INCOME                                                   $ 3,475    $ 3,285
                                                             -------    -------
Other comprehensive loss, net of tax:
Unrealized holding loss on securities available
    for sale arising during the period                        (1,449)      (708)
        Income tax effect                                        594        290
                                                             -------    -------
                                                                (855)      (418)
                                                             -------    -------

Reclassification adjustment for net gain realized
    on securities available for sale that were held at the
    beginning of the period                                     (358)      (393)
        Income tax effect                                        147        161
                                                             -------    -------
                                                                (211)      (232)
                                                             -------    -------
Other comprehensive loss                                      (1,066)      (650)
                                                             -------    -------
COMPREHENSIVE INCOME                                         $ 2,409    $ 2,635
                                                             =======    =======
See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    1999              1998
                                                                                    ----              ----
OPERATING ACTIVITIES                                                                       (000's)
Net income                                                                        $   3,475        $   3,285
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                            608              300
   Depreciation and amortization                                                        478              401
   Amortization/accretion of premiums (discounts) on securities - net                   385              106
   Tappan Zee Financial, Inc. fiscal year conversion                                     --             (334)
   Noncash ESOP and RRP expense                                                          76               --
   Deferred income taxes                                                               (492)            (248)
   Gain on securities transactions - net                                               (326)            (318)
Origination of loans held for sale                                                     (481)              --
Increase in accrued interest receivable                                              (1,316)            (142)
Other - net                                                                           1,556            1,619
                                                                                  ---------        ---------
Net cash provided by operating activities                                             3,963            4,669
                                                                                  ---------        ---------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                 21,037           41,394
Proceeds from principal paydowns, redemptions and maturities of:
   Securities available for sale                                                     48,208           36,339
   Securities held to maturity                                                          629           66,474
Purchases of securities available for sale                                          (57,003)        (133,933)
Purchases of securities held to maturity                                            (41,779)             (90)
Net increase in interest bearing deposits in other banks                               (450)              --
Loans originated, net of principal collections and charge-offs                      (34,805)         (24,698)
Purchase of Federal Home Loan Bank of New York stock                                   (391)              --
Purchases of premises and equipment - net                                              (411)            (698)
Proceeds from sales of OREO                                                              --              213
                                                                                  ---------        ---------
Net cash used for investing activities                                              (64,965)         (14,999)
                                                                                  ---------        ---------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                            21,761           28,880
Increase in time deposits, net of withdrawals and maturities                         24,089           26,215
Net decrease in securities sold under
   agreements to repurchase -  short-term                                                --          (34,863)
Net decrease in Federal Home Loan Bank of New York
   advances - short-term                                                                 --          (35,000)
Proceeds from securities sold under agreements to
   repurchase - long-term                                                            20,000           20,000
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                                               (904)            (287)
Cash dividends paid                                                                    (961)            (684)
Proceeds from sale of junior preferred stock of
    consolidated subsidiary                                                             137               --
Proceeds from issuance of common stock                                                  282               80
Purchase of treasury stock                                                               --              (19)
                                                                                  ---------        ---------
Net cash provided by financing activities                                         $  64,404        $   4,322
                                                                                  ---------        ---------

        (Continued)

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)  (cont'd)

                                                                         Three Months Ended
                                                                              March 31,
                                                                          1999          1998
                                                                        --------     --------
                                                                               (000's)
Increase (Decrease) in Cash and Cash Equivalents                        $  3,402    $ (6,008)
Cash and Cash Equivalents, Beginning of Period                            69,160      52,405
                                                                        --------    --------
Cash and Cash Equivalents, End of Period                                $ 72,562    $ 46,397
                                                                        ========    ========
Supplemental Disclosures:
   Interest paid                                                        $ 12,335    $ 10,332
                                                                        --------    --------
   Income tax payments                                                  $    278    $    227
                                                                        --------    --------
   Transfer of loans to OREO - net                                      $    175         $--
                                                                        --------    --------
   Transfer of loans held for sale to loans held to
       maturity at lower of cost or fair value                          $  3,764    $    338
                                                                        --------    --------
   Change in shares held in trust for deferred compensation             $     --    $    289
                                                                        --------    --------
   Change in deferred compensation obligation                           $     --    $   (289)
                                                                        --------    --------
   Accumulated other comprehensive(loss)                                $ (1,066)   $   (650)
                                                                        --------    --------

See notes to consolidated financial statements.

Note: The cash flow information for the three month period ended March 31, 1998 includes Tappan Zee fiscal year conversion adjustments. These adjustments are necessary to eliminate the duplication of recording Tappan Zee cash flow components for the three month period ended March 31, 1998.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                           (000's, except share data)


                                                COMMON STOCK        Additional                           Common Stock
                                            Shares         Par       Paid-in     Retained       Treasury    Held For
                                         Outstanding      Value      Capital     Earnings        Stock    Benefit Plans
                                         -----------      -----     ----------   --------       -------- --------------
Balance at  January 1, 1999               15,963,547      $162        $96,919     $1,513        $(2,223)    $(1,628)

Net income                                                                         3,475

Cash dividends:
   Common ($0.06 per share)                                                         (961)

Common Stock Issued:
   Employee stock options exercised
   ($4.84 to $6.20 per share)                  4,372                       21
   Director stock options exercised
   ($4.32 to $6.41 per share)                 49,566                      261

Amortization and acceleration of RRP awards                                                                     19

ESOP shares committed to be released                                       21                                   36

Other comprehensive loss
                                          ---------     ----          -------     ------        -------     -------
Balance at March 31, 1999                 16,017,485    $162          $97,222     $4,027        $(2,223)    $(1,573)
                                          =========     ====          =======     ======        =======     =======

See notes to consolidated financial statements.

                                                 Deferred          Accumulated
                                               Compensation          Other
                                               Obligation     Comprehensive Income
                                               -----------    --------------------
Balance at  January 1, 1999                        $675              $2,021

Net income

Cash dividends:
   Common ($0.06 per share)

Common Stock Issued:
   Employee stock options exercised
   ($4.84 to $6.20 per share)
   Director stock options exercised
   ($4.32 to $6.41 per share)

Amortization and acceleration of RRP awards

ESOP shares committed to be released

Other comprehensive loss                                           (1,066)
                                                ---------         --------
Balance at March 31, 1999                         $ 675             $ 955
                                                =========         ========

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                           (000's, except share data)


                                                COMMON STOCK        Additional                            Common Stock
                                            Shares         Par       Paid-in     Retained       Treasury    Held For
                                         Outstanding      Value      Capital     Earnings        Stock    Benefit Plans
                                         -----------      -----     ----------   --------       --------  --------------
Balance at  January 1, 1998               14,085,191      $71,067     $4,975      $10,619        $ (866)     $(2,746)

Net income                                                                          3,285

Cash dividends:
   Common ($0.052 per share)                                                         (684)

Common Stock Issued:
   Employee stock options exercised
   ($1.95 to $6.20 per share)                 21,098          106        (26)

Purchase of Treasury Stock                      (909)                                               (19)

Change in shares held in trust for                                                                               289
   deferred compensation

Other comprehensive loss                                                             (334)

Adjustment for pooling of company
   with different fiscal year end
                                         -----------      -------     ------      -------         -----      -------
Balance at March 31, 1998                 14,105,380      $71,173     $4,949      $12,886         $(885)     $(2,457)
                                         ===========      =======     ======      =======         =====      =======
See notes to consolidated financial statements.


                                                 Deferred       Accumulated
                                               Compensation        Other
                                               Obligation    Comprehensive Income
                                               -----------   --------------------
Balance at  January 1, 1999                      $1,441            $1,388

Net income

Cash dividends:
   Common ($0.052 per share)

Purchase of Treasury Stock

Change in shares held in trust for
  deferred compensation

Other comprehensive loss                                             (650)

Adjustment for pooling of company
   with different fiscal year end
                                                 ------              ----
Balance at March 31, 1998                        $1,441              $738
                                                 ======              ====

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      Principles of Consolidation

        The consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. (the "Company"), its wholly-owned subsidiaries, Union State Bank (including its wholly-owned subsidiaries, U.S.B. Realty Corp. through October 29, 1998, the date of its dissolution, U.S.B. Financial Services, Inc., and Dutch Hill Realty Corp.) (the "Bank") and Tarrytowns Bank, FSB, including its wholly-owned subsidiary, TPNZ Preferred Funding Corporation ("TPNZ"), ("Tarrytowns"), and the Company's non-bank subsidiaries, Ad Con, Inc. and Union State Capital Trust I. Tarrytowns was subsequently merged with and into Union State Bank (see Note 2.).

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

        Prior to the acquisition, the Company and Tappan Zee had different fiscal periods for financial reporting purposes. The consolidated financial information as of December 31, 1997, therefore, reflects U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries, Union State Bank, Ad Con, Inc., and Union State Capital Trust I ("Company Information"), as of December 31, 1997, combined with Tappan Zee's financial information as of March 31, 1998. Income statement, comprehensive income, and cash flow information for the year ended December 31, 1997 and prior years reflects Company information for the calendar year, while Tappan Zee information is included based on its fiscal year ending March 31st. An adjustment of $334,000 is recorded to combined retained earnings to eliminate the resulting duplication of recording Tappan Zee net income for the three month period ended March 31, 1998, that would otherwise have occurred as a result of preparing the consolidated financial information in this manner.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

        As of the close of business, April 30, 1999, Tarrytowns was merged with and into the Bank with offices continuing to operate and do business following the merger. The merger will result in enhanced service to customers and, in particular, will provide Tarrytowns customers with additional access to Bank products and to the Bank's branch and ATM facilities. The merger will also result in operating efficiencies which will permit the Company to be more competitive with it products and services. Upon completion of the merger, the Company will operate its commercial banking subsidiary, Union State Bank, at 24 locations in Rockland and Westchester Counties.

3.      Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, and its operations, comprehensive income, cash flows and changes in stockholders' equity for the three month periods ended March 31, 1999 and 1998. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements included in the Company's 1998 Annual Report to Shareholders.

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

        Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loan receivables. In connection with the determination of the allowance for loan losses and OREO, Management obtains independent appraisals for significant properties.

4.      Reclassifications

        Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

5.      Pending Accounting Pronouncements

        Accounting for Derivative Instruments and Hedging Activities

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

        reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and measured at fair value. This statement requires that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits a derivative's gains and losses to offset the related results on the hedged item. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

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

        Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

        In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to conform the subsequent accounting to that required (under SFAS No. 115) for securities retained after the securitization of mortgage loans by a mortgage banking enterprise to the accounting applicable to non-mortgage banking enterprises. The statement allows a mortgage banking enterprise to classify securities retained after a securitization of mortgage loans held for sale based on its ability and intent to sell or hold those investments. However, such securities must be classified as trading for any securities that a company commits to sell before or during the securitization process. On the date of initial application, a mortgage banking enterprise may reclassify mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place.

        The Company adopted this statement effective January 1, 1999 with no material impact on its financial position or results of operations.

6.      Forward-Looking Statements

        The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 1999. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

        because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

        In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; ability to achieve cost savings, estimates of merger related costs, and other assumptions related to the acquisition of Tappan Zee; degree of expected compliance with the Year 2000 issues that are more fully discussed in Management's Discussions and Analysis of Financial Condition and Results of Operations; changes in Federal and state income taxes and/or the Company's effective income tax rate; and the extent and timing of legislative and regulatory actions and reform.

        The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

7.      Earnings Per Share ("EPS")

        The Company follows SFAS No. 128, "Earning per Share," which establishes standards for computing and presenting "Basic" and "Diluted" EPS. SFAS No. 128 states that Basic EPS excludes dilution and is computed by dividing net income available to common stockholders (net income after preferred stock dividend requirements) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity, reduced by common stock that could be repurchased by the Company with the assumed proceeds of such exercise or conversion. Diluted EPS is based on net income available to common stockholders divided by the weighted average number of common shares outstanding and common equivalent shares ("adjusted weighted average shares"). Stock options granted but not yet exercised under the Company's stock option plans and restricted stock issued under the Company's Recognition and Retention Stock Plans ("RRP") but not yet vested are considered common stock equivalents for Diluted EPS calculations.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

        The following table sets forth the computation of Basic and Diluted earnings per share:

                                                                Three Months Ended
                                                                     March 31
                                                                1999              1998
                                                              --------          -------
                                                              (000's, except share data)
Numerator:
  Net income available to common stockholders for
  basic and diluted earnings per share                      $     3,475        $     3,285
                                                            ===========        ===========
Denominator:
  Denominator for basic earnings per common share -
    weighted average shares                                  15,887,853         15,362,852
  Effects of dilutive securities:
  Director and employee stock options                           697,718          1,471,642
  Restricted stock not vested                                    10,937             17,980
                                                            -----------        -----------
  Total effects of dilutive securities                          708,655          1,489,622
                                                            -----------        -----------
  Denominator for diluted earnings per common share -
      adjusted weighted average shares                       16,596,508         16,852,474
                                                            ===========        ===========

Basic earnings per common share                             $      0.22        $      0.21
                                                            ===========        ===========
Diluted earnings per common share                           $      0.21        $      0.19
                                                            ===========        ===========

8.      Reporting Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as are the financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

        For the Company, other comprehensive income represents changes in the unrealized appreciation of securities available for sale, net of tax, during the periods reported. The cumulative balance of this unrealized gain, net of tax, at March 31, 1999 and December 31, 1998 was $955,000 and $2,021,000, respectively.

9.      Securities

        In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Company's investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

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

        Sales of securities include gross gains of $326,000 and $385,000 for the three months ended March 31, 1999 and 1998, respectively, and no gross losses for the three months ended March 31, 1999 and gross losses of $12,000 for the three months ended March 31, 1998.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

        A summary of the amortized cost and estimated fair values of securities and related gross unrealized gains and losses at March 31, 1999 and December 31, 1998, follows:

                                                                        Gross        Gross        Estimated
                                                        Amortized     Unrealized   Unrealized       Fair
March 31, 1999:                                            Cost         Gains        Losses        Value
                                                        ---------     ----------   ----------     ---------
Available for Sale:                                                           (000's)
U.S. Treasury and
  government agencies                                      $ 46,525  $    339       $     14       $ 46,850
Mortgage-backed securities                                  314,024     1,676            460        315,240
Obligations of states and
  political subdivisions                                      1,539        91             --          1,630
Corporate securities                                          1,522        --             --          1,522
Other                                                           191        --             --            191
                                                           --------  --------       --------       --------
Total securities available for sale                        $363,801  $  2,106       $    474       $365,433
                                                           ========  ========       ========       ========

Held to Maturity:
U.S. Treasury and
  government agencies                                      $ 40,750  $     14       $    112       $ 40,652
Mortgage-backed securities                                    9,760       285             --         10,045
Obligations of states and
  political subdivisions                                     57,617     2,868              1         60,484
                                                           --------  --------       --------       --------
Total securities held to maturity                          $108,127  $  3,167       $    113       $111,181
                                                           ========  ========       ========       ========

                                                                        Gross        Gross        Estimated
                                                        Amortized     Unrealized   Unrealized       Fair
December 31, 1998:                                         Cost         Gains        Losses        Value
                                                        ---------     ----------   ----------     ---------
Available for Sale:                                                           (000's)
U.S. Treasury and
  government agencies                                      $ 54,532  $  1,110       $      4       $ 55,638
Mortgage-backed securities                                  319,345     2,277             30        321,592
Obligations of states and
  political subdivisions                                      1,539       101             --          1,640
Corporate securities                                            472        --             --            472
Other                                                           172        --             --            172
                                                           --------  --------       --------       --------

Total securities available for sale                        $376,060  $  3,488       $     34       $379,514
                                                           ========  ========       ========       ========

Held to Maturity:
Mortgage-backed securities                                 $  9,774  $    118       $      7       $  9,885
Obligations of states and
  political subdivisions                                     57,245     3,154             --         60,399
                                                           --------  --------       --------       --------
        Total securities held to maturity                  $ 67,019  $  3,272       $      7       $ 70,284
                                                           ========  ========       ========       ========

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

10.     Loans

        Nonaccrual loans were $1.0 million at March 31, 1999 and $2.3 million at December 31, 1998. Restructured loans were $0.6 million and $0.7 million at March 31, 1999 and December 31, 1998, respectively.

        Substantially all of the nonaccruing and restructured loans are collateralized by real estate, except for certain loans made by the Bank to Bennett Funding Group ("Bennett") which are collateralized by cash and lease receivables. At March 31, 1999, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

        At March 31, 1999, there are loans aggregating approximately $0.9 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

        At March 31, 1999 and December 31, 1998, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting for Impairment of a Loan," approximated $1.2 million and $1.6 million, of which $0.9 million and $1.2 million at March 31, 1999 and December 31, 1998 were in nonaccrual status, respectively. Where warranted, each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses related to impaired loans was $0.4 million and $0.5 million as of March 31, 1999 and December 31, 1998, respectively. The average recorded investment in impaired loans for the three months ended March 31, 1999 and year ended December 31, 1998 was approximately $1.4 million and $3.4 million, respectively. For the three months ended March 31, 1999 and 1998, interest income recognized by the Company on impaired loans was not material.

        Restructured loans in the amounts of $0.4 million at both March 31, 1999 and December 31, 1998, that are considered to be impaired due to a reduction in the contractual interest rate, are on accrual status because the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans and not yet collected as of March 31, 1999 is immaterial.

        At March 31, 1999, the Bank had $0.6 million of outstanding loans, collateralized by cash and lease receivables, to Bennett, a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court with jurisdiction over Bennett, the Bank collected an initial payment of $1.4 million, reducing the original balance of $3.3 million to $1.9 million. Additional collections of $1.0 million were received through March 31, 1999, and $0.3 million was charged off during 1998, reducing the balance of the loans to $0.6 million. Further collections are anticipated. The ruling by the Bankruptcy Court is subject to appeal by the Trustee. The Bennett loans have been placed on nonaccrual status and a specific reserve included in the allowance for loan losses of $0.3 million has been established in accordance with SFAS No. 114 as of March 31, 1999.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

11.     Borrowings and Stockholders' Equity

        The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

        Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50.0 million from two primary investment firms under master security sale and repurchase agreements, of which $9.8 million was outstanding at March 31, 1999. In addition, the Bank and Tarrytowns also have the ability to borrow under similar master security sale and repurchase agreements from the FHLB and, to a lesser extent, its customers. At March 31, 1999 and December 31, 1998, the Company had $1.0 million of such short-term borrowings outstanding with a term of 365 days, at an interest rate of
        5.75 percent. At March 31, 1999 and December 31, 1998, the borrowings were collateralized by securities with an aggregate amortized cost and estimated fair value of $1.0 million.

        Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with five financial institutions totaling $36.0 million. At March 31, 1999 and December 31, 1998, the Bank had no federal funds purchased balances outstanding.

        Short-term FHLB advances are borrowings with original maturities of between one and 365 days. At March 31, 1999 and December 31, 1998, the Company had no such borrowings outstanding.

        Additional information with respect to short-term borrowings as of and for the three months ended March 31, 1999 and 1998 is presented in the table below.

        --------------------------------------------------------------------
        Short-Term Borrowings                        1999            1998
        --------------------------------------------------------------------
                                                 (000's except percentages)
        Balance at March 31                        $1,000          $   --
        Average balance outstanding                 1,000          27,479
        Weighted-average interest rate
             As of March 31                          5.75%             --
             Paid during period                      5.75%           5.84%*
        -------------------------------------------------------------------

        *The weighted-average interest rates have been adjusted to reflect the effect of an interest rate swap used to convert a variable rate borrowing to a fixed rate.

        At March 31, 1999 and December 31, 1998, long-term FHLB advances totaled $33.4 million and $34.3 million, respectively. At March 31, 1999, long-term FHLB advances aggregating $9.0 million are single principal payments and are not repayable prior to maturity without penalty. Long-term FHLB advances aggregating $24.4 million are amortizing advances having scheduled payments, but may not be repaid in full prior to maturity without penalty.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

        The Bank and Tarrytowns also have long-term borrowings of $184.8 million and $164.8 million in securities sold under agreements to repurchase as of March 31, 1999 and December 31, 1998, respectively. At March 31, 1999, these borrowings include $9.8 million having an original term of three years at an interest rate of 6.08 percent, and $175.0 million having original terms of between five and ten years at interest rates between 4.13 percent and 5.67 percent that are callable on certain dates after an initial noncall period at the option of the counter party to the repurchase agreement. As of March 31, 1999, these borrowings are collateralized by securities with an aggregate amortized cost of $173.6 million and estimated fair value of $174.2 million and certain mortgage related assets having an estimated fair value of $22.0 million.

        At March 31, 1999 and December 31, 1998, the Bank and Tarrytowns hold 182,399 shares and 178,485 shares of capital stock in the FHLB with a carrying value of $18.2 million and $17.8 million, respectively, which is required in order to borrow under the short and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock purchased and certain other assets.

        The following tables are a summary of long-term debt, all of which are fixed rate, distributed based upon remaining contractual maturity and next scheduled option call date or principal payment date at March 31, 1999, with a comparative total for December 31, 1998:

----------------------------------------------------------------------------------------------------------
                                                         After 1
                                           Within       But Within       After        1999        1998
        Contractual Maturity               1 Year         5 Years       5 Years       Total       Total
----------------------------------------------------------------------------------------------------------
                                                                (000's, except percentages)
Total long-term debt                       $9,000       $33,164        $176,047     $218,211     $199,115

Weighted-average interest rate               6.37%         5.56%           5.18%        5.29%        5.30%
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                                         After 1
                                           Within       But Within       After        1999        1998
        Estimated Call Date                1 Year         5 Years       5 Years      Total        Total
----------------------------------------------------------------------------------------------------------
                                                                (000's, except percentages)
Total long-term debt                      $62,747       $151,499         $3,965     $218,211     $199,115

Weighted-average interest rate               5.07%         5.36%           6.02%        5.29%        5.30%
----------------------------------------------------------------------------------------------------------

        On December 21, 1998, the Company distributed a ten percent stock dividend to shareholders of record on December 7, 1998. The weighted average shares outstanding and per share amounts for the three months ended March 31, 1998 have been adjusted to

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

        reflect the stock dividend declared in the fourth quarter of 1998.

        At the Company's annual meeting of shareholders held on May 20, 1998, an amendment to the Company's Certificate of Incorporation was approved by the shareholders of the Company. This amendment increased the authorized number of shares of common stock from 20,000,000 to 30,000,000, and reduced the par value of the common stock from $5.00 per share to $0.01 per share.

        In accordance with regulatory requirements, Tarrytowns established a liquidation account at the time of its conversion to a stock company ("Conversion") in the amount of $7.8 million, equal to its equity at March 31, 1995. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at Tarrytowns (or its successor) after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of Tarrytowns (or its successor) each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

        The ability of the Company, the Bank and Tarrytowns to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Bank and Tarrytowns.

        The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At March 31, 1999, the Bank could pay dividends of $23.5 million to the Company without having to obtain prior regulatory approval.

        Tarrytowns may not declare or pay cash dividends on its common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital requirements or the amount required to be maintained for the liquidation account. The Office of Thrift Supervision capital distribution regulations applicable to savings institutions (such as Tarrytowns) that meet their regulatory capital requirements, generally limit dividend payments in any year to the greater of 100% of year-to-date net income, plus an amount of its retained net income for the preceding two years. At March 31 , 1999, Tarrytowns could pay, pursuant to the above regulations, dividends to the Company of $1.1 million.

12.     Income Taxes

        Tarrytowns, as a thrift institution, is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consist of a defined base-year amount, plus additional amounts ("excess

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

        reserves") accumulated after the base year.

        At March 31, 1999, Tarrytowns' Federal and state bad debt reserves were approximately $1.2 million and $5.2 million, respectively, which equaled the base-year amounts. Deferred tax liabilities have not been recognized with respect to these reserves for Federal tax purposes since the Company does not expect that such amounts will become taxable in the foreseeable future. At March 31, 1999, Tarrytowns' unrecognized deferred tax liability with respect to the Federal base-year reserves was approximately $0.4 million. Under the tax law, as amended, events that would result in taxation of these reserves include (i) redemptions of Tarrytowns' stock or certain excess distributions, (ii) failure of Tarrytowns to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes, and (iii) a change in the tax law. As a result of the merger of Tarrytowns with and into the Bank that occurred on April 30, 1999, the reserves for New York State tax purposes will become taxable. Accordingly, a deferred tax liability of $0.6 million was recorded during 1998 as part of the merger related expenses.

13.     Commitments and Contingencies

        At March 31, 1999, the Company and Bank are committed under employment agreements with the Chairman, President and Chief Executive Officer ("CEO"), Senior Executive Vice President and Chief Credit Officer, and Senior Executive Vice President and Chief Financial Officer requiring an annual salary of $560,000, $160,000 and $160,000, respectively, annual bonus payments equal to six, one and one percent of net income (as defined) of the Company, respectively, under the Executive Incentive Bonus Plan; and annual stock option grants of 106,480 shares, 39,930 shares and 39,930 shares, respectively, issued at fair value (110 percent of fair value for incentive stock options if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant); and other benefits for the terms of the respective agreements. The CEO's employment agreement is for a five year term, expiring November 16, 2003, while the Senior Executive Vice Presidents' agreements are for three year terms, expiring November 16, 2001.

        The CEO's contract also requires minimum annual salary increases of $30,000. All of the agreements include change in control provisions, requiring certain payments, including three times annual salary and average bonus payments (as defined), in the event of a voluntary or involuntary termination connected with a change in control.

        At March 31, 1999, Tarrytowns is committed under an employment agreement and consulting agreement with an Executive Vice President of Tarrytowns and the former President of Tarrytowns, respectively. Under the employment agreement, Tarrytowns will make payments of $165,000 per year for services to be performed for a period of three years. Under the consulting agreement, payments of $77,000 per year for services to be performed will be made for a period of three years. Both agreements were effective as of August 31, 1998. Payments under these agreements accelerate in the event of a change in control of the Company. Tarrytowns is also committed under employment agreements with four other employees. Under the terms of the agreements, payments aggregating approximately $67,000 are required for the remaining term of employment.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

        In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying consolidated financial statements. At March 31, 1999, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines, approximated $218.0 million and outstanding letters of credit totaled $23.7 million. Such amounts represent the maximum risk of loss on these commitments.

        In connection with its asset and liability management program, the Bank entered into a protected rate agreement ("cap") which has a remaining aggregate notional amount of $2.0 million at March 31, 1999. The premium paid in the amount of $85,000 was deferred and is being amortized over the five year life of the cap which expires in October 1999. Under the terms of the cap, the Bank will be reimbursed for increases in one-month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875 percent. Interest rate cap agreements allow the Company to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments on floating rate mortgage-backed securities that have maximum lifetime interest rate caps. The Bank's risk of loss on the interest rate cap is equal to the unamortized premium paid to enter into this agreement.

        The Company also has the ability to enter into forward commitments to sell residential first mortgage loans to reduce market risk associated with originating and holding loans for sale. A risk associated with these commitments arises from the Company's potential inability to generate loans to fulfill the contracts. To control the risk associated with changes in interest rates, the Company may also use options to hedge loans closed and expected to close. No such contracts were outstanding at March 31, 1999.

        In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

14.     Segment Information

        The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank and Tarrytowns to fund themselves with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

        General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, northern New Jersey and southern Connecticut. For the three months ended March 31, 1999 and 1998, there is no customer that accounted for more than

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

        ten percent of the Company's revenue.

15.     Subsequent Event

        On April 21, 1999, the Company's Board of Directors authorized the repurchase of up to 350,000 shares, or approximately 2.2%, of the Company's outstanding common stock. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 1999 as, in the opinion of management, market conditions may warrant. The Board of Directors approved the common stock repurchase program in view of the strong capital position of the Company and its principal bank subsidiary, Union State Bank, and to effectively manage and utilize its capital.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION

At March 31, 1999, the Company had total assets of $1,355.8 million, an increase of $67.0 million or 5.2 percent from December 31, 1998.

The securities portfolio, including investments in FHLB stock, of $491.8 million and $464.4 million at March 31, 1999 and December 31, 1998, respectively, consists of securities held to maturity at amortized cost of $108.1 million and $67.0 million, securities available for sale at estimated fair value totaling $365.4 million and $379.5 million, and FHLB stock of $18.2 million and $17.8 million at March 31, 1999 and December 31, 1998, respectively.

During the three months ended March 31, 1999, U.S. Treasury and government agency obligations increased $32.0 million due primarily to purchases of $50.8 million in callable bonds, partially offset by sales and redemptions of securities totaling $18.0 million and a net decrease in the fair value of available for sale securities of $0.8 million. Mortgage-backed securities decreased by $6.4 million primarily due to sales totaling $5.7 million, principal paydowns of $45.2 million, a net decrease in the fair value of available for sale securities of $1.0 million, and net premium amortization and discount accretion of $0.4 million, which were partially offset by purchases of $45.9 million. Mortgage-backed securities purchased are fixed-rate securities having expected weighted-average lives of less than ten years at the time of purchase. The Company's investment in obligations of states and political subdivisions, or municipal securities, increased by $0.4 million principally due to purchases of $1.0 million that were partially offset by maturities of $0.6 million during the three month period ended March 31, 1999. Municipal securities are considered core investments which are high yielding on a tax equivalent basis and have diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yield of such securities to other securities of comparable credit risk and maturity. The Company currently has $1.5 million of holdings in corporate securities. Medium-term corporate debt securities which are rated investment grade by nationally recognized credit rating organizations will continue to be evaluated for investment in the future. The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities and through the averaging of investments in medium-term maturities.

At March 31, 1999, loans outstanding were $766.4 million, a net increase of $35.0 million or 4.8 percent over December 31, 1998. The primary increases of outstanding loan balances were $3.6 million in time secured loans, $21.1 million in commercial mortgages, $6.2 million in land, acquisition and construction loans, $2.6 million in residential mortgages, and $3.8 million in other loan categories, partially offset by reductions of $2.3 million, primarily in home equity mortgages ($0.8 million) and credit cards ($0.6 million). The Company had approximately $218.0 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.5 million or 6.1 percent to $9.4 million at

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION (cont'd)

March 31, 1999, from $8.9 million at December 31, 1998. The allowance for loan losses represents 1.23 percent of gross loans outstanding at March 31, 1999, compared to 1.22 percent at December 31, 1998. The allowance reflects a provision of $608,000 and net charge-offs of $65,000 recorded thus far in 1999. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance is considered adequate to absorb potential losses inherent in the loan portfolio.

Total deposits increased $45.9 million for the three month period ended March 31, 1999 to $1,004.5 million, which represents a 4.8 percent increase from December 31, 1998. NOW, money market, savings accounts and time deposits increased $51.1 million, partially offset by a decrease in demand accounts of $5.2 million. Demand accounts decreased, while NOW deposits and money market accounts increased $0.8 million and $0.3 million, respectively, due to normal fluctuations in these transaction type accounts. Savings deposits increased $25.8 million, as the Bank's "Golden Statement" and "Liquid Gold" accounts, which provide attractive yields for high balance accounts, continued to attract additional deposits. Retail time deposits less than $100,000 decreased by $6.7 million due to lower rates offered and competitive short term deposit products offered. IRA and Keogh time deposit accounts also decreased by $1.1 million due to significant competition for this product. Time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, increased during the three month period ended March 31, 1999 by $40.7 million, while personal time deposits over $100,000 decreased by $8.8 million. Depending on rate and term, the Bank utilizes municipal and large time deposits as an alternative to borrowed funds.

During the three months ended March 31, 1999, the Company decreased the amount of outstanding short and long-term advances with the Federal Home Loan Bank of New York by $0.9 million, while borrowings under repurchase agreements increased by $20.0 million. Overall, borrowings increased in conjunction with wholesale deposits to fund security purchases in various leverage transactions, as well as loan increases in excess of retail deposit growth.

Stockholders' equity increased to $99.2 million at March 31, 1999 from the December 31, 1998 balance of $97.4 million. The increase primarily results from: net income of $3.5 million for the three month period ended March 31, 1999; $0.3 million of stock options exercised; a $0.1 million decrease in common stock held for benefit plans; partially offset by a decrease in accumulated other comprehensive income of $1.1 million; and common stock dividends paid of $1.0 million.

The Company's leverage ratio at March 31, 1999 was 9.06 percent, compared to
9.13 percent at December 31, 1998. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 14.48 percent and 15.64 percent at March 31, 1999 and 14.97 percent and 16.12 percent at December 31, 1998, respectively. In addition, the Bank and Tarrytowns exceed all current regulatory capital requirements and were in the "well-capitalized" category at March 31, 1999 and December 31, 1998.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION (cont'd)

RESULTS OF OPERATIONS

Earnings

Net income for the three month period ended March 31, 1999 was $3.5 million compared to $3.3 million for the three month period ended March 31, 1998. Basic and diluted earnings per common share were $0.22 and $0.21 for the three month period ended March 31, 1999, compared to $0.21 and $0.19 for the three month period ended March 31, 1998, respectively.

The increase in net income for the quarter ended March 31, 1999, compared to the prior year period, reflects higher net interest income and higher non-interest income, partially offset by lower security gains, a higher provision for loan losses which reflects the growth in loans outstanding, higher non-interest expenses to support the increase in volume of business and a higher effective income tax rate.

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three month period ended March 31, 1999, net interest income increased 13.1 percent to $11.7 million from the $10.3 million recorded for the three months ended March 31, 1998. Net interest income increased in the current year period due to volume increases of average earning assets, partially offset by a slight decrease in the net interest spread. For the three months ended March 31, 1999, the interest spread (yield on earning assets less cost of funds, including demand deposits) was 3.52 percent compared to 3.53 percent in the same period of 1998. Yields on interest earning assets decreased during the three month period ended March 31, 1999 at a slightly faster rate than the yields on interest bearing deposits during this period of declining interest rates. The decrease in asset yields is partially as a result of lower yields available on securities purchased during the quarter and redemptions/sales of callable U.S. government agencies and other securities at higher yields, as well as declining yields on loans due to a general decline in interest rates and increased competition. The cost of funds decreased due to lower rates on interest bearing deposits and cost of borrowings due to the overall decline in interest rates and an increase in average demand deposit accounts. The net interest spread is also affected by the Company's continuing leverage strategy of purchasing government securities funded by borrowings and/or municipal deposits at tighter spreads. Although leverage strategies result in decreasing interest spreads, they have the effect of increasing net interest income while managing interest rate risk.

Provision for Loan Losses

The provision for loan losses increased $298,000 to $608,000 for the three month period ended March 31, 1999, compared to the same period in 1998. The increase primarily reflects the overall growth in the portfolio, while asset quality improved during the quarter. During the three

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS IF FINANCIAL
        CONDITION AND RESULTS OF OPERATION (cont'd)

month period ended March 31, 1999, net charge-offs totaled $65,000, compared to net charge-offs of $25,000 for the three month period ended March 31, 1998. The net charge-offs in both periods primarily relate to credit card loans. Nonaccrual loans were $1.0 million and $6.8 million, respectively, at March 31, 1999 and 1998, compared to $2.3 million at December 31, 1998. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on an ongoing basis as an integral part of the loan function, which includes the identification of past due loans, an assessment of the current economic environment, the review of the historical loan loss experience and the impact of the year 2000 issue on loan customers (see "Year 2000 Issue"). Management has taken a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio and believes that the allowance for loan losses at March 31, 1999 reflects the risk elements inherent in the total loan portfolio at that time. The changes in the provision charged to income and the allowance for loan losses reflects such uncertainties and an increasing loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Non-Interest Income

Non-interest income for the three months ended March 31, 1999 increased by $174,000 (13.4 percent) to $1,477,000 compared to the same period in 1998. The increase for the three month period ended March 31, 1999 reflects higher service charges and fees ($131,000) and other income ($90,000), partially offset by a decrease in securities gains. Service charges and fees increased due to an increase in deposit accounts, fees charged and management of waived charges. The other income increase primarily reflects higher loan prepayments.

Non-Interest Expenses

Non-interest expenses increased $491,000 (7.6 percent) to $6,952,000 for the three month period ended March 31, 1999 from the comparable period in 1998. The primary reason for this increase results from increases in salaries and benefits, occupancy and equipment expense, and advertising and business development expense to expand and support the growth in business volume.

Salaries and employee benefits, the largest component of non-interest expenses, increased by $472,000, or 13.2 percent, during the three month period ended March 31, 1999 compared to the prior year period. The increase occurred due to additional personnel employed by the Company to accommodate the increases in deposits and loans and their related services, and annual merit increases. In addition, salaries and employee benefits increased because of increased expenses related to incentive compensation programs, and increases in the cost of employee benefit programs such as retirement and stock plans, medical coverage, and tuition reimbursement.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION (cont'd)

Significant changes (in excess of 5 percent) in the other components of non-interest expenses for the three month period ended March 31, 1999 compared to March 31, 1998, were due to the following:

o Increase of $141,000 (12.2%) in occupancy and equipment expense. This increase is due principally to higher maintenance expenses relating to the Company's branch and computer related equipment due to increased business volume, and additional rental and depreciation expense associated with new branch openings, as well as additional space for corporate and administrative offices.

o Increase of $46,000 (16.0%) in advertising and business development. The increase reflects increased emphasis on marketing, and the Bank's ad campaign, "Do business with us, do better with us," as well as advertising for the new branches, and other business development efforts.

o Decrease of $173,000 (46.8%) in professional fees. The decrease relates to lower professional fees primarily associated with loan collections, foreclosures and other legal matters and lower examination fees.

Income Taxes

The effective tax rates for the three month period ended March 31, 1999 and 1998 were 37.0% and 31.3%. The higher effective tax rate for the three month period ended March 31, 1999 primarily reflects higher state income taxes due to the dissolution of U.S.B. Realty Corp. in the fourth quarter of 1998.

Year 2000 Issue

The Company continues to monitor the Year 2000 ("Y2K") issue. The Company has identified all information technology ("IT") systems and non-IT systems (primarily telephone, vault and security systems that include micro-processes) and evaluated their status as to Y2K readiness. The Company's Y2K Committee reports progress to the Company's Board of Directors on a quarterly basis.

All significant IT and non-IT systems are vendor supported. Vendors have represented to the Company that all significant systems are or will be Y2K compliant. In particular, the Company's major core system software vendor has certified that its software is Y2K compliant. For those systems not yet compliant, software vendors are in the process of providing updates to ensure such systems are compliant. The Company has further determined which systems are mission critical, i.e., those systems that are critical to the Company's ability to operate and provide service to its customers without any interruption to the Company's normal business operations. Each of these systems have been certified or represented by its vendor that they are or will be Y2K compliant. These systems include the IBM AS-400 computer, Kirchman D-3000 (core banking) system, ATM systems, Automated Clearing House (ACH) system, and CR (communications) system. The Company has completed testing each mission critical system

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS IF FINANCIAL
        CONDITION AND RESULTS OF OPERATION (cont'd)

according to an overall Y2K testing plan, except the ATM system which will be tested by June 30, 1999. An additional IBM AS-400 computer has been leased to facilitate testing in a controlled production environment.

Testing of systems identified as significant but not mission critical, i.e. systems for which alternative processes are available but provide a significant level of efficiency, are also in the process of being tested. Testing of these systems is ongoing and expected to be completed by June 30, 1999.

The Company has also evaluated significant customers' Y2K readiness and/or progress toward Y2K compliance to evaluate the potential impact on the Company for their failure to remediate their Y2K issues. In this connection, the Company has designed a Y2K risk assessment process. Customers with potential Y2K issues have been identified and the Company has taken steps to mitigate the impact of such issues to the Company. In addition, the Company has implemented a loan policy which requires an evaluation of the Y2K status for each loan customer prior to approving a new loan or renewal of an existing loan. The Company has also evaluated and will continue to evaluate the impact of loan customers' Y2K status on the allowance for loan losses. As a result, the Company has allocated $500,000 of the allowance for loan losses at March 31, 1999 to provide for any loan losses that may occur as a consequence of the Y2K issue.

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

The worst case Y2K scenario would involve no utility service, mission critical system failure and Federal Reserve, Clearing House and ACH failure. In this circumstance, the Company would be required to significantly curtail its operations. Preparation of paper reports prior to year end 1999 will allow the Company to monitor limited business activity. However, processing of accruals, customer statements and the like would not be practical. It is expected that mission critical systems will be compliant or are not date sensitive, based on completed Y2K remediation and the vendors' certification and representations regarding Y2K compliance. A contingency plan has been prepared to guide operations in the event that a mission critical system is not Y2K compliant in the Company's operating environment and cannot be immediately remediated or for Federal Reserve, Clearing House, ACH and major vendor and/or utility service failure. For other significant systems, an alternative process exists and such process will be utilized as a contingent process if such a system fails to be Y2K compliant. The Company is also monitoring liquidity needs in the event of increased deposit withdrawals or loan commitment usage.

There can be no guarantee that the systems of other entities on which the Company's systems rely will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION (cont'd)

Excluding the allocation of $500,000 of the allowance for loan losses at March 31, 1999 for the potential impact of Y2K related issues on the loan portfolio, the Company's Y2K project costs have been approximately $200,000 to date. The estimate of total expenditures for the Y2K project is approximately $300,000. Such costs are being expensed as incurred. Y2K project costs will be funded through normal operating cash flow and include approximately $75,000 of costs that are part of the Company's IT Capital budget. The cost of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. No major IT projects have been deferred due to the Company's Y2K efforts.

The Company will continue to evaluate all issues with respect to the Y2K problem to minimize the impact on its operations and financial condition.

U.S.B. HOLDING CO., INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk at December 31, 1998 were reported in the Company's 1998 Annual Report on Form 10-K. There have been no material changes in the Company's market risk exposures at March 31, 1999 compared to December 31, 1998. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively. However, as disclosed in the Notes to Consolidated Financial Statements (Unaudited), an interest rate contract was in place as of March 31, 1999 to manage the Company's interest rate exposure. The Company has not entered into any new derivative financial instruments during the three months ended March 31, 1999.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at March 31, 1999 as compared to December 31, 1998. The Company's "Static Gap" at March 31, 1999 was a negative $64.9 million in the one year time frame compared to a negative $65.6 million at December 31, 1998. If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent three month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

                           PART II - OTHER INFORMATION

U.S.B. HOLDING CO., INC.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (cont'd)

(A)          Exhibits (cont'd)

Exhibit No.  Exhibit
-----------  -------

(3)(a) Amended and Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Exhibit (3)(a)).

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

(10)(a) Agreement of Employment dated as of November 16, 1998 between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit (10)(a)).

(10)(b) Agreement of Employment dated as of November 16, 1998 between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit (10)(b)).

(10)(c) Agreement of Employment dated as of November 16, 1998 between the Company and the Bank and Steven T. Sabatini (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit (10)(c)).

(10)(d) Registrant's 1984 Incentive Stock Option Plan (incorporated herein by reference from Form S-8 Registration Statement, file No. 2-90674, Exhibit 28 (b)).

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (cont'd)

Exhibit No.  Exhibit
-----------  -------


(10)(e) Registrant's 1993 Incentive Stock Option Plan (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 10-K"), Exhibit (10)(c)).

(10)(f) Registrant's Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (incorporated herein by reference from Registrant's 1993 10-K, Exhibit (10)(d)).

(10)(g) Registrant's Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference from Registrant's Form S-3 Registration Statement, file No. 33-72788).

(10)(h) Registrant's Director Stock Option Plan (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(f)).

(10)(i) Registrant's 1998 Director Stock Option Plan (incorporated herein by reference to Registrant's Form S-8 Registration Statement, filed June 5, 1998, Exhibit (10)(d)).

(10)(j) Registrant's Key Employees' Supplemental Investment Plan, as amended July 1, 1997 and September 1, 1998 (incorporated herein by reference to Registrant's Form 11-K for the year ended December 31,
             1998).

(10)(k) Registrant's Key Employees' Supplemental Diversified Investment Plan dated September 1, 1998 (incorporated herein by reference to Registrant's Form 11-K for the year ended December 31, 1998).

(10)(l) Purchase Agreement, dated January 31, 1997, by and among Registrant, Union State Capital Trust I and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(h)).

(10)(m) Registration Rights Agreement, dated February 5, 1997, by and among Registrant, Union State Capital Trust I and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(i)).

(10)(n) Registrant's 1997 Employee Stock Option Plan (incorporated herein by reference to Registrant's proxy statement filed April 18, 1997).

(10)(o) Agreement and Plan of Merger, dated as of March 6, 1998, between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K dated as of March 6, 1998).

(10)(p) Stock Option Agreement, dated as of March 6, 1998, between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K dated as of March 6, 1998).

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (cont'd)

Exhibit No.  Exhibit
-----------  -------

(10)(q) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Employee Stock Option Plan") (incorporated herein by reference to Exhibit B to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1996 Annual Meeting (the "Tappan Zee 1996 Proxy Statement").

(10)(r) Amendment No. 1 to the Employee Stock Option Plan (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "Tappan Zee 1997 10-K"), Exhibit 10.1.1).

(10)(s) Amendment No. 2 to the Employee Stock Option Plan (incorporated herein by reference to Exhibit A to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1997 Annual Meeting of Shareholders (the " Tappan Zee 1997 Proxy Statement").

(10)(t) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors ("Outside Director Option Plan") (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

(10)(u) Amendment No. 1 to the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).

(10)(v) Amendment No. 2 to the Outside Director Option Plan (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

(10)(w)      Tappan Zee Financial, Inc. 1996 Recognition and Retention
             Plan for Officers and Employees ("Employee RRP") (incorporated herein by reference to Exhibit B to the Tappan Zee 1996 Proxy Statement).

(10)(x) Amendment No. 1 to the Employee RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.3.1 ).

(10)(y) Amendment No. 2 to the Employee RRP (incorporated herein by reference to Exhibit C to the Tappan Zee 1997 Proxy Statement).

(10)(z) Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Outside Directors ("Outside Director RRP") (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy Statement).

(10)(aa) Amendment No. 1 to the Outside Director RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.4.1).

(10)(bb) Amendment No. 2 to the Outside Director RRP (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy Statement).

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (cont'd)

Exhibit No.  Exhibit
-----------  -------

(10)(cc) Employee Stock Ownership Plan of Tappan Zee Financial, Inc. and Certain Affiliates, as amended (incorporated herein by reference to Tappan Zee Financial Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "Tappan Zee 1996 10-K"),
             Exhibit 10.6).

(10)(dd) Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee Financial, Inc. and Certain Affiliates (incorporated herein by reference to the Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "Tappan Zee 1996 10-K") Exhibit 10.7).

(10)(ee) Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1, No. 33-94128, filed on June 30, 1995, as amended (the "Tappan Zee Registration Statement"), Exhibit 10.7).

(10)(ff) Retirement Plan for Board Members of Tappan Zee Financial, Inc. and Certain Affiliates, adopted effective as of October 5, 1995 (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.9).

(10)(gg) Consulting Agreement by and between Tarrytowns Bank, FSB and Stephen C. Byelick, dated effective as of August 31, 1998 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the "September 30, 1998 10-Q"), Exhibit (10)(dd)).

(10)(hh)     Employment Agreement by and between Tarrytowns Bank, FSB and Harry
             G. Murphy, dated effective as of August 31, 1998 (incorporated herein by reference to the September 30, 1998 10-Q, Exhibit
             (10)(cc)).

(10)(ii) Employee Retention Agreement by and among Tappan Zee Financial, Inc. Tarrytowns Bank, FSB and Christina Vidal, effective as of October 5, 1995 (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.15).

(10)(jj) Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and Margaret E. Sampson, effective as of October 5, 1995 (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.16).

(10)(kk) Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and Valerie Wilson, effective as of October 5, 1995 (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.17).

(10)(ll) Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and James D. Haralambie, effective as of June 23, 1997 (incorporated herein by reference to the U.S.B. Holding Co., Inc. 1998 10-K, Exhibit (10)(l7)).

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (cont'd)

Exhibit No.  Exhibit
-----------  -------

(10)(mm) Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc. and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

(10)(nn) Forms of Restricted Stock Award Notices to award recipients, pursuant to the Employee RRP and the Outside Director RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

(11)         Computation of earnings per share.*

(27)         Financial Data Schedule.*

*Filed Herewith.

(B)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 12, 1999.

                            U.S.B. HOLDING CO., INC.


/s/ Thomas E. Hales                          /s/ Steven T. Sabatini
-----------------------------------          -------------------------------

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