Form 10-Q
period 1999-06-30
USB HOLDING CO INC
filed 1999-08-13
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999

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

                               YES |X|    NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                        OUTSTANDING AT AUGUST 4, 1999
              -----                        -----------------------------

      Common stock, par value                       16,022,121
          $0.01 per share

                            U.S.B. HOLDING CO., INC.
                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENTS OF CONDITION AS OF
            JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998.              1

            CONSOLIDATED STATEMENTS OF INCOME FOR THE
            THREE MONTHS ENDED JUNE 30, 1999 AND 1998
            (UNAUDITED).                                                  2

            CONSOLIDATED STATEMENTS OF INCOME FOR THE
            SIX MONTHS ENDED JUNE 30, 1999 AND 1998
            (UNAUDITED).                                                  3

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE
            INCOME (LOSS) FOR THE THREE AND SIX MONTHS
            ENDED JUNE 30, 1999 AND 1998 (UNAUDITED).                     4

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
            (UNAUDITED).                                                  5

            CONSOLIDATED STATEMENTS OF CHANGES IN
            STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
            ENDED JUNE 30, 1999 AND 1998 (UNAUDITED).                     7

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED).                                                  9

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.               23

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.                                           31

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.                                                     32

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                            32

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

U.S.B. HOLDING CO., INC.                                        (Unaudited)
CONSOLIDATED STATEMENTS OF CONDITION                              June 30,     December 31,
                                                                    1999           1998
                                                                -----------    -----------
ASSETS                                                            (000's, except share data)
Cash and due from banks                                         $    19,668    $    23,660
Federal funds sold                                                   31,700         45,500
                                                                -----------    -----------
Cash and cash equivalents                                            51,368         69,160
Interest bearing deposits in other banks                                397          1,877
Securities:
    Available for sale (at estimated fair value)                    410,400        379,514
    Held to maturity (estimated fair value
       $175,576 in 1999 and $70,284 in 1998)                        176,200         67,019
Loans held for sale                                                      --          3,283
Loans, net of allowance for loan losses of
    $9,633 in 1999 and $8,889 in 1998                               809,973        719,196
Premises and equipment, net                                          10,846         11,210
Accrued interest receivable                                           9,089          7,161
Other real estate owned (OREO)                                          192            415
Federal Home Loan Bank of New York stock                             25,742         17,849
Other assets                                                         17,096         12,128
                                                                -----------    -----------
TOTAL ASSETS                                                    $ 1,511,303    $ 1,288,812
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                                   $   156,362    $   137,270
Interest bearing deposits:
    NOW accounts                                                     68,502         66,304
    Money market accounts                                            46,691         44,326
    Savings deposits                                                361,148        331,448
    Time deposits                                                   431,118        379,292
                                                                -----------    -----------
Total deposits                                                    1,063,821        958,640
Accrued interest payable                                              4,752          4,529
Accrued expenses and other liabilities                                9,170          8,089
Securities sold under agreements to repurchase                      288,780        165,780
Federal Home Loan Bank of New York  advances                         28,514         34,335
                                                                -----------    -----------
Total                                                             1,395,037      1,171,373
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trust                                  20,000         20,000
Minority interest-junior preferred stock of consolidated
     subsidiary                                                         137             --
Commitments and contingencies (Note 12)
Stockholders' equity:
    Common stock, $0.01 par value; authorized shares
    50,000,000 in 1999 and 30,000,000 in 1998; issued
     shares of 16,325,928 in 1999 and 16,165,175 in 1998                163            162
    Additional paid-in capital                                       97,891         96,919
    Retained earnings                                                 6,878          1,513
    Treasury stock at cost, 304,107 shares
       in 1999 and 201,628 shares in 1998                            (3,682)        (2,223)
    Common stock held for benefit plans                              (1,539)        (1,628)
    Deferred compensation obligation                                    695            675
    Accumulated other comprehensive income (loss)                    (4,277)         2,021
                                                                -----------    -----------
Total stockholders' equity                                           96,129         97,439
                                                                ===========    ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,511,303    $ 1,288,812
                                                                ===========    ===========

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Three Months Ended
                                                             June 30,     June 30,
                                                               1999         1998
                                                             --------     --------
                                                           (000's, except share data)
INTEREST INCOME:
Interest and fees on loans                                   $ 16,363     $ 14,540
Interest on federal funds sold                                    344          295
Interest and dividends on securities:
      Mortgage-backed securities                                6,012        5,541
      U.S. Treasury and government agencies                     1,793        1,095
      Obligations of states and political subdivisions            754          800
      Corporate and other                                          21           18
Interest on deposits in other banks                                10           14
Dividends on Federal Home Loan Bank of New York stock             363          273
                                                             --------     --------
Total interest income                                          25,660       22,576
                                                             ========     ========

INTEREST EXPENSE:
Interest on deposits                                            8,997       10,047
Interest on borrowings                                          3,469        1,412
Interest on Corporation - Obligated mandatory redeemable
      capital securities of subsidiary trust                      488          488
                                                             --------     --------
Total interest expense                                         12,954       11,947
                                                             --------     --------

NET INTEREST INCOME                                            12,706       10,629
Provision for loan losses                                         302          310
                                                             --------     --------
Net interest income after provision for loan losses            12,404       10,319
                                                             --------     --------

NON-INTEREST INCOME:
Service charges and fees                                          766          677
Gain on securities transactions - net                             201          686
Other income                                                      306          249
                                                             --------     --------
Total non-interest income                                       1,273        1,612
                                                             ========     ========

NON-INTEREST EXPENSE:
Salaries and employee benefits                                  4,275        4,080
Occupancy and equipment expense                                 1,340        1,168
Advertising and business development                              463          368
Professional fees                                                 247          479
Communications                                                    187          199
Stationery and printing                                           146          168
FDIC insurance                                                     44           41
Other expenses                                                    601          756
                                                             --------     --------
Total non-interest expense                                      7,303        7,259
                                                             ========     ========
Income before income taxes                                      6,374        4,672
Provision (benefit) for income taxes                            2,391         (582)
                                                             --------     --------
NET INCOME                                                   $  3,983     $  5,254
                                                             ========     ========

BASIC EARNINGS PER COMMON SHARE                              $   0.25     $   0.34
                                                             ========     ========

DILUTED EARNINGS PER COMMON SHARE                            $   0.24     $   0.31
                                                             ========     ========

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Six Months Ended
                                                              June 30,     June 30,
                                                                1999        1998
                                                              -------      -------
                                                           (000's, except share data)
INTEREST INCOME:
Interest and fees on loans                                    $31,995      $28,593
Interest on federal funds sold                                    728          656
Interest and dividends on securities:
      Mortgage-backed securities                               11,244        8,945
      U.S. Treasury and government agencies                     2,709        3,937
      Obligations of states and political subdivisions          1,523        1,622
      Corporate and other                                          34           28
Interest on deposits in other banks                                29           27
Dividends on Federal Home Loan Bank of New York stock             659          538
                                                              -------      -------
Total interest income                                          48,921       44,346
                                                              -------      -------

INTEREST EXPENSE:
Interest on deposits                                           17,491       19,594
Interest on borrowings                                          6,153        2,896
Interest on Corporation - Obligated mandatory redeemable
      capital securities of subsidiary trust                      976          976
                                                              -------      -------
Total interest expense                                         24,620       23,466
                                                              -------      -------

NET INTEREST INCOME                                            24,301       20,880
Provision for loan losses                                         910          620
                                                              -------      -------
Net interest income after provision for loan losses            23,391       20,260
                                                              -------      -------

NON-INTEREST INCOME:
Service charges and fees                                        1,551        1,331
Gain on securities transactions - net                             527        1,059
Other income                                                      672          525
                                                              -------      -------
Total non-interest income                                       2,750        2,915
                                                              -------      -------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                  8,320        7,653
Occupancy and equipment expense                                 2,638        2,325
Advertising and business development                              797          656
Professional fees                                                 444          849
Communications                                                    395          407
Stationery and printing                                           308          337
FDIC insurance                                                     94           83
Other expenses                                                  1,259        1,410
                                                              -------      -------
Total non-interest expense                                     14,255       13,720
                                                              -------      -------
Income before income taxes                                     11,886        9,455
Provision for income taxes                                      4,428          916
                                                              -------      -------
NET INCOME                                                    $ 7,458      $ 8,539
                                                              =======      =======

BASIC EARNINGS PER COMMON SHARE                               $  0.47      $  0.56
                                                              =======      =======

DILUTED EARNINGS PER COMMON SHARE                             $  0.45      $  0.51
                                                              =======      =======

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                         Three Months Ended         Six Months Ended
                                                       June 30,    June 30,       June 30,    June 30,
                                                         1999        1998           1999        1998
                                                       --------    --------       --------    --------
                                                                            (000's)
NET INCOME                                             $  3,983    $  5,254       $  7,458    $  8,539
                                                       --------    --------       --------    --------
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on
    securities available for sale arising
    during the period                                    (8,714)      1,250        (10,163)        542
      Income tax effect                                   3,573        (512)         4,167        (222)
                                                       --------    --------       --------    --------
                                                         (5,141)        738         (5,996)        320
                                                       --------    --------       --------    --------
Reclassification adjustment for net gain
    realized on securities available for sale
    that were held at the beginning of the period          (154)       (521)          (512)       (914)
      Income tax effect                                      63         214            210         376
                                                       --------    --------       --------    --------
                                                            (91)       (307)          (302)       (538)
                                                       --------    --------       --------    --------

Other comprehensive income (loss)                        (5,232)        431         (6,298)       (218)
                                                       --------    --------       --------    --------

COMPREHENSIVE INCOME (LOSS)                            $ (1,249)   $  5,685       $  1,160    $  8,321
                                                       ========    ========       ========    ========

See notes to consolidated financial statements

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Six Months Ended
                                                                            June 30,       June 30,
                                                                              1999           1998
                                                                           ---------       ---------
OPERATING ACTIVITIES                                                                (000's)
Net income                                                                 $   7,458       $   8,539
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                     910             610
   Depreciation and amortization                                                 967             836
   Amortization/accretion of premiums (discounts) on securities - net            780             293
   Tappan Zee Financial, Inc. fiscal year conversion                              --            (334)
   Noncash ESOP and RRP expense                                                  148             106
   Deferred income taxes                                                        (600)           (389)
   Gain on securities transactions - net                                        (527)         (1,004)
 Origination of loans held for sale                                             (481)             --
(Increase) decrease in accrued interest receivable                            (1,928)            289
Net increase in income taxes receivable                                           --          (3,242)
Other - net                                                                    1,325          (3,032)
                                                                           ---------       ---------
Net cash provided by operating activities                                      8,052           2,672
                                                                           ---------       ---------

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                          38,291          54,377
Proceeds from principal paydowns and redemptions of:
   Securities available for sale                                              69,537          45,550
   Securities held to maturity                                                 4,782          73,094
Purchases of securities available for sale                                  (149,736)       (216,074)
Purchases of securities held to maturity                                    (113,994)        (10,990)
Net decrease in interest bearing deposits in other banks                       1,480           1,106
Loans originated, net of principal collections                               (88,098)        (50,472)
Purchases of premises and equipment - net                                       (597)         (1,001)
Proceeds from sales of OREO                                                      505             267
Purchase of Federal Home Loan Bank of New York stock                          (7,893)             --
                                                                           ---------       ---------
Net cash used for investing activities                                      (245,723)       (104,143)
                                                                           ---------       ---------

FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                     53,355          60,783
Increase in time deposits, net of withdrawals and maturities                  51,826          42,422
Net increase (decrease) in securities sold under agreements
   to repurchase -  short-term                                                73,000         (12,863)
Net decrease in Federal Home Loan Bank of New York
   advances - short-term                                                          --         (34,000)
Proceeds from securities sold under agreements to
   repurchase - long-term                                                     50,000          20,000
Proceeds from Federal Home Loan Bank of New York
    advances - long-term                                                          --          10,000
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                                      (5,821)         (5,578)
Cash dividends paid                                                           (2,093)         (1,532)
Proceeds from sale of junior preferred stock of
    consolidated subsidiary                                                      137              --
Proceeds from issuance of common stock and tax benefit of
    exercised stock options                                                      934           1,413
Proceeds from sale of treasury stock                                              --               1
Purchase of treasury stock                                                    (1,459)           (748)
                                                                           ---------       ---------
Net cash provided by financing activities                                    219,879          79,898
                                                                           ---------       ---------

      -Continued-

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

                                                                           Six Months Ended
                                                                        June 30,       June 30,
                                                                          1999           1998
                                                                        --------      --------
                                                                                (000's)
Decrease  in Cash and Cash Equivalents                                  $(17,792)     $(21,573)
Cash and Cash Equivalents, Beginning of Period                            69,160        52,405
                                                                        --------      --------
Cash and Cash Equivalents, End of Period                                $ 51,368      $ 30,832
                                                                        ========      ========
Supplemental Disclosures:
   Interest paid                                                        $ 24,397      $ 21,787
                                                                        --------      --------
   Income tax payments                                                  $  2,030      $  3,992
                                                                        --------      --------
   Transfer of assets to OREO - net                                     $    175      $     --
                                                                        --------      --------
   Transfer of loans held for sale to loans held to
       maturity at lower of cost or fair value                          $  3,764      $    338
                                                                        --------      --------
   Change in shares held in trust for deferred compensation             $     20      $    105
                                                                        --------      --------
   Accumulated other comprehensive (loss)                               $ (6,298)     $   (218)
                                                                        --------      --------
   Increase in due from brokers due to unsettled sale of securities
       available for sale                                               $     --      $ 22,100
                                                                        --------      --------

See notes to consolidated financial statements

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                           (000's, except share data)

                                                                                                                   Common
                                                COMMON STOCK          Additional                                    Stock
                                            Shares          Par         Paid-in      Retained      Treasury        Held For
                                          Outstanding      Value        Capital      Earnings        Stock       Benefit Plans
                                          -----------      -----        -------      --------        -----       -------------
Balance at January 1, 1999                15,963,547    $      162    $   96,919    $    1,513    $   (2,223)    $   (1,628)

Net income                                                                               7,458

Cash dividends:
 Common ($0.13 per share)                                                               (2,082)
 Junior preferred stock of
  consolidated subsidiary                                                                  (11)

Common Stock Issued:
  Employee stock options exercised
  ($2.02 to $6.20 per share)                  37,025                          88

 Director stock options exercised
 ($2.22 to $6.41 per share)                  123,728             1           603

Tax benefit of exercised stock options                                       242

Purchases of treasury stock                 (102,479)                                                 (1,459)

ESOP shares committed to be released                                          39                                         70

Amortization of  RRP awards                                                                                              39

Change in deferred compensation
 obligation                                                                                                             (20)

Other comprehensive loss
                                          ----------    ----------    ----------    ----------    ----------     ----------

Balance at June 30, 1999                  16,021,821    $      163    $   97,891    $    6,878    $   (3,682)    $   (1,539)
                                          ==========    ==========    ==========    ==========    ==========     ==========

                                                         Accumulated
                                            Deferred       Other
                                          Compensation  Comprehensive
                                           Obligation   Income (Loss)
                                           ----------   -------------

Balance at January 1, 1999                $      675    $    2,021

Net income

Cash dividends:
 Common ($0.13 per share)
 Junior preferred stock of
  consolidated subsidiary

Common Stock Issued:
  Employee stock options exercised
  ($2.02 to $6.20 per share)

 Director stock options exercised
 ($2.22 to $6.41 per share)

Tax benefit of exercised stock options

Purchases of treasury stock

ESOP shares committed to be released

Amortization of  RRP awards

Change in deferred compensation
 obligation                                       20

Other comprehensive loss                                    (6,298)
                                          ----------    ----------
Balance at June 30, 1999                  $      695    $   (4,277)
                                          ==========    ==========

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                           (000's, except share data)


                                                COMMON STOCK          Additional                                  Common Stock
                                            Shares          Par         Paid-in      Retained      Treasury         Held For
                                          Outstanding      Value        Capital      Earnings        Stock       Benefit Plans
                                          -----------      -----        -------      --------        -----       -------------
Balance at January 1, 1998                14,085,191    $   71,067    $    4,975    $   10,619    $     (866)   $   (2,746)
Net income                                                                               8,539
Cash dividends:
 Common ($0.108 per share)                                                              (1,532)

Common Stock Issued:
 Employee stock options exercised
 ($2.15 to $16.688 per share)                105,153           106           714

Director stock options exercised
 ($2.25 per share)                             8,836            44           (24)

Tax benefit of exercised stock options                                       573

Reduction of par value of common
 stock from $5.00 per share to
 $0.01 per share                                           (71,074)       71,074

Purchases of treasury stock                  (35,649)                                                   (748)

Sale of treasury stock                           100                                                       1

ESOP shares committed to be released                                          38                                        37

Amortization of RRP awards                                                                                              31

Change in deferred compensation
 obligation                                                                                                            105

Other comprehensive loss

Adjustment for pooling of Company
 with different fiscal year end                                                           (334)
                                          ----------    ----------    ----------    ----------    ----------    ----------

Balance at June 30, 1998                  14,163,631    $      143    $   77,350    $   17,292    $   (1,613)   $   (2,573)
                                          ==========    ==========    ==========    ==========    ==========    ==========

                                                           Accumulated
                                               Deferred       Other
                                             Compensation  Comprehensive
                                              Obligation   Income (Loss)
                                              ----------   -------------

Balance at January 1, 1998                 $    1,441    $    1,388

Net income
Cash dividends:
 Common ($0.108 per share)

Common Stock Issued:
 Employee stock options exercised
 ($2.15 to $16.688 per share)

Director stock options exercised
 ($2.25 per share)

Tax benefit of exercised stock options

Reduction of par value of common
 stock from $5.00 per share to
 $0.01 per share

Purchases of treasury stock

Sale of treasury stock

ESOP shares committed to be released

Amortization of RRP awards

Change in deferred compensation
 obligation                                      (105)

Other comprehensive loss                                        (218)

Adjustment for pooling of Company
 with different fiscal year end
                                           ----------    ----------
Balance at June 30, 1998                   $    1,336    $    1,170
                                           ==========    ==========

See notes to consolidated financial statements.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Principles of Consolidation

      The consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. (the "Company" ), its wholly-owned bank subsidiaries, Union State Bank (including its wholly-owned subsidiaries, U.S.B. Realty Corp. through October 29, 1998, the date of its dissolution, U.S.B. Financial Services, Inc., Dutch Hill Realty Corp. and TPNZ Preferred Funding Corporation ("TPNZ") from April 30, 1999) (the "Bank"), and Tarrytowns Bank, FSB, through April 30, 1999, the date of its merger with and into the Bank (including its wholly-owned subsidiary, TPNZ, through that date) ("Tarrytowns"), and the Company's wholly-owned non-bank subsidiaries, Ad Con, Inc. and Union State Capital Trust I.

2.    Acquisition of Tappan Zee Financial, Inc.

      On August 31, 1998, the Company completed its acquisition of Tappan Zee Financial, Inc. ("Tappan Zee"), the parent company of Tarrytowns and TPNZ, pursuant to a definitive agreement signed on March 6, 1998. As of August 31, 1998, Tappan Zee had approximately $140 million in assets. The transaction was structured as a tax free exchange of common shares and has been accounted for as a pooling-of-interests. Accordingly, prior year financial statements have been restated to reflect the Company and Tappan Zee on a combined basis as of the earliest period presented. Tappan Zee was merged into the Company, and Tarrytowns and TPNZ (subsequently transferred to Tarrytowns) operated as wholly-owned subsidiaries of the Company and Tarrytowns, respectively, until April 30, 1999, when Tarrytowns was merged with and into the Bank.

      Under the terms of the acquisition, each Tappan Zee shareholder received Company common stock that had a value of $20.00 per share (adjusted for the 10% stock dividend in December 1998) for each share of Tappan Zee common stock. The exchange ratio, which was determined based on the average of the last reported sale prices for a share of Company stock for the 20 consecutive full trading days on the American Stock Exchange ended on the date (August 19, 1998) on which the last of the regulatory approvals required for consummation of the acquisition was obtained, was
      1.12 Company shares for each Tappan Zee share (the "exchange ratio"). The total value of the transaction based on the average Company stock price as calculated for purposes of determining the exchange ratio was approximately $32.5 million, which represented 1.47 times Tappan Zee's book value as of June 30, 1998.

      Prior to the acquisition, the Company and Tappan Zee had different fiscal periods for financial reporting purposes. The consolidated financial information as of and for the year ended December 31, 1997 and prior, therefore, reflects U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries, Union State Bank, Ad Con, Inc., and Union State Capital Trust I ("Company Information"), as of and for the year ended for the applicable calendar year end, combined with Tappan Zee's financial information as of and for the fiscal year ended for the subsequent March 31st. An adjustment of $334,000 is recorded to combined retained earnings to eliminate the resulting duplication of recording Tappan Zee net income for the three month period ended March 31, 1998, that would otherwise have occurred as a result of preparing the consolidated financial information in this manner.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

      As of the close of business on April 30, 1999, Tarrytowns was merged with and into the Bank, with its offices continuing to operate and do business following the merger. Having completed the merger, the Company currently operates its commercial banking subsidiary, Union State Bank, at 24 locations in Rockland and Westchester Counties.

3.    Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, and its operations and comprehensive income for the three and six month periods ended June 30, 1999 and 1998, and its cash flows and changes in stockholders' equity for the six month periods ended June 30, 1999 and 1998. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements included in the Company's 1998 Annual Report to Shareholders.

      The results of operations for the three and six month periods ended June 30, 1999 may not necessarily be indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing such financial statements, Management is required to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities as of the dates of the Consolidated Statements of Condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

      Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of OREO acquired in connection with foreclosures or in satisfaction of loan receivables. In connection with the determination of the allowance for loan losses and OREO, Management obtains independent appraisals for significant properties.

4.    Reclassifications

      Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

5.    Recent Accounting Pronouncements

      Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and measured at fair value. This statement requires that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits a derivative's gains and losses to offset the related results on the hedged item. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

      For the Company, SFAS No. 133 is effective January 1, 2001. A company may also implement this statement as of the beginning of any fiscal quarter after issuance but cannot apply the statement retroactively. The Company does not anticipate that the statement will have a material impact on its consolidated financial position or results of operations.

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

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

6.    Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 1999. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

7.    Earnings Per Share ("EPS")

      The following table sets forth the computation of Basic and Diluted earnings per common share:

      -------------------------------------------------------------------------------------------------
                                                               (000's, except share data)
                                                    Three Months Ended            Six Months Ended
                                                 June 30,        June30,       June 30,      June 30,
                                                   1999           1998           1999          1998
                                               -----------    -----------    -----------    -----------
      Numerator:
       Net income                              $     3,983    $     5,254    $     7,458    $     8,539
       Less preferred stock dividends                   11             --             11             --
                                               -----------    -----------    -----------    -----------
        Net income  available to common
         stockholders for basic and diluted
         earnings per common share             $     3,972    $     5,254    $     7,447    $     8,539
                                               ===========    ===========    ===========    ===========
      Denominator:
       Denominator for basic earnings
        per common share - weighted
        average shares                          15,938,073     15,399,950     15,913,102     15,384,846

      Effects of dilutive securities:
       Director and employee
       stock options                               666,407      1,416,117        675,296      1,426,801
       Restricted stock not vested                  12,031         20,472         12,085         20,234
                                               -----------    -----------    -----------    -----------
      Total effects of dilutive securities         678,438      1,436,589        687,381      1,447,035
                                               -----------    -----------    -----------    -----------

      Denominator for diluted earnings
       per common share - adjusted
       weighted average shares                  16,616,511     16,836,539     16,600,483     16,831,881
                                               ===========    ===========    ===========    ===========

      Basic earnings per common share          $      0.25    $      0.34    $      0.47    $      0.56
                                               ===========    ===========    ===========    ===========
      Diluted earnings per common share        $      0.24    $      0.31    $      0.45    $      0.51
                                               ===========    ===========    ===========    ===========

8.    Securities

      In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

      cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the consolidated statements of condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are shown as a separate component of accumulated other comprehensive income (loss).

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

      Sales of securities include gross gains of $226,000 and $688,000 and gross losses of $25,000 and $2,000 for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, sales of securities include gross gains of $552,000 and $1,073,000, and gross losses of $25,000 and $14,000, respectively.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

      A summary of the amortized cost and estimated fair values of securities and related gross unrealized gains and losses at June 30, 1999 and December 31, 1998, follows:

                                                           Gross      Gross     Estimated
                                            Amortized   Unrealized  Unrealized    Fair
                                               Cost        Gains      Losses      Value
      June 30, 1999:                         ========    ========    ========    ========
      Available for Sale:                                       (000's)
      U.S. Treasury and
          government agencies                $ 69,450    $     42    $    982    $ 68,510
      Mortgage-backed securities              343,986         476       6,928     337,534
      Obligations of states and
          political subdivisions                1,539          46          --       1,585
      Corporate securities                      2,300          --          --       2,300
      Other                                       471          --          --         471
                                             --------    --------    --------    --------

      Total securities available for sale    $417,746    $    564    $  7,910    $410,400
                                             ========    ========    ========    ========

      Held to Maturity:
      U.S. Treasury and
          government agencies                $ 75,736    $     --    $  1,537    $ 74,199
      Mortgage-backed securities               45,579         339       1,017      44,901
      Obligations of states and
          political subdivisions               54,885       1,604          13      56,476
                                             --------    --------    --------    --------
      Total securities held to maturity      $176,200    $  1,943    $  2,567    $175,576
                                             ========    ========    ========    ========

                                                           Gross      Gross     Estimated
                                            Amortized   Unrealized  Unrealized    Fair
                                               Cost        Gains      Losses      Value
      December 31, 1998:                     ========    ========    ========    ========
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
                                             ========    ========    ========    ========

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

9.    Loans

      Nonaccrual loans were $1.3 million at June 30, 1999 and $2.3 million at December 31, 1998. Restructured loans were $0.4 million and $0.7 million at June 30, 1999 and December 31, 1998, respectively.

      Substantially all of the nonaccruing and restructured loans are collateralized by real estate, except for certain loans made by the Bank to Bennett Funding Group ("Bennett") which are collateralized by cash and lease receivables. At June 30, 1999, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

      At June 30, 1999, there are loans aggregating approximately $7,000, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

      At June 30, 1999 and December 31, 1998, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," approximated $1.2 million and $1.6 million, of which $0.9 million and $1.2 million at June 30, 1999 and December 31, 1998 were in nonaccrual status, respectively. Where warranted, each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses related to impaired loans was $0.4 million and $0.5 million as of June 30, 1999 and December 31, 1998, respectively. The average recorded investment in impaired loans for the six months ended June 30, 1999 and year ended December 31, 1998 was approximately $1.2 million and $3.4 million, respectively. For the three and six months ended June 30, 1999 and 1998, interest income recognized by the Company on impaired loans was not material.

      Restructured loans in the amounts of $0.4 million at both June 30, 1999 and December 31, 1998, that are considered to be impaired due to a reduction in the contractual interest rate, are on accrual status because the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans and not yet collected as of June 30, 1999 is immaterial.

      At June 30, 1999, the Bank had $0.6 million of outstanding loans, collateralized by cash and lease receivables, to Bennett, a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court with jurisdiction over Bennett, the Bank collected an initial payment of $1.4 million, reducing the original balance of $3.3 million to $1.9 million. Additional collections of $1.0 million were received through June 30, 1999, and $0.3 million was charged off during 1998, reducing the balance of the loans to $0.6 million. Further collections are anticipated. The ruling by the Bankruptcy Court is subject to appeal by the Trustee.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

10.   Borrowings and Stockholders' Equity

      The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

      Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50.0 million from two primary investment firms under master security sale and repurchase agreements (of which $9.8 million was long term and outstanding at June 30, 1999). In addition, the Bank also has the ability to borrow under similar master security sale and repurchase agreements from the FHLB and, to a lesser extent, its customers. At June 30, 1999 and December 31, 1998, the Company had $74.0 million and $1.0 million of such short-term borrowings outstanding with terms of between 30 days and 365 days, and at interest rates of between 4.95 percent and 5.88 percent, respectively. At June 30, 1999 and December 31, 1998, the borrowings were collateralized by securities with an aggregate amortized cost of $80.0 million and $1.0 million and estimated fair value of $78.2 million and $1.0 million, respectively.

      Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions totaling $46.0 million. At June 30, 1999 and December 31, 1998, the Bank had no federal funds purchased balances outstanding.

      Short-term FHLB advances are borrowings with original maturities of between one and 365 days. At June 30, 1999 and December 31, 1998, the Company had no such borrowings outstanding.

      Additional information with respect to short-term borrowings as of and for the six months ended June 30, 1999 and 1998 is presented in the table below.

      --------------------------------------------------------------------------

      Short-Term Borrowings                       1999           1998
      --------------------------------------------------------------------------
                                              (000's except percentages)
      Balance at June 30                      $   74,000      $   23,000
      Average balance outstanding                 18,685          17,698
      Weighted-average interest rate
        As of June 30                               5.20%           5.64%*
        Paid during period                          5.14%           5.92%*
      --------------------------------------------------------------------------
      *The weighted-average interest rates have been adjusted to reflect the effect of an interest rate swap used to convert a variable rate borrowing to a fixed rate.

      At June 30, 1999 and December 31, 1998, long-term FHLB advances totaled $28.5 million and $34.3 million, respectively. At June 30, 1999, long-term FHLB advances aggregating $5.0 million were single principal payments and are not repayable prior to maturity without penalty. Long-term FHLB advances aggregating $23.5 million were amortizing advances having scheduled payments, but may not be repaid in full prior to maturity without penalty.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

      The Bank also had long-term borrowings of $214.8 million and $164.8 million in securities sold under agreements to repurchase as of June 30, 1999 and December 31, 1998, respectively. At June 30, 1999, these borrowings included $9.8 million having an original term of three years at an interest rate of 6.08 percent, and $205.0 million having original terms of between five and ten years at interest rates between 4.13 percent and
      5.67 percent that are callable on certain dates after an initial noncall period at the option of the counter party to the repurchase agreement. As of June 30, 1999 and December 31, 1998, these borrowings were collateralized by securities with an aggregate amortized cost of $205.3 million and $147.9 million and estimated fair value of $201.0 million and $149.5 million, and certain mortgage related assets having an outstanding balance of $27.5 million and $24.4 million and an estimated fair value of $24.8 million and $22.0 million, respectively.

      At June 30, 1999 and December 31, 1998, the Company held 257,419 shares and 178,485 shares of capital stock in the FHLB with a carrying value of $25.7 million and $17.9 million, respectively, which is required in order to borrow under the short and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock purchased and certain other assets.

      The following tables are a summary of long-term debt, all of which are fixed rate, distributed based upon remaining contractual maturity and estimated expected option call date or principal payment date at June 30, 1999, with a comparative total for December 31, 1998:


------------------------------------------------------------------------------------------------------
                                               After 1
                                     Within   But Within       After          1999           1998
      Contractual Maturity           1 Year     5 Years       5 Years         Total          Total
------------------------------------------------------------------------------------------------------
                                                     (000's, except percentages)
Total long-term debt             $     5,000  $    32,552   $   205,742    $   243,294    $   199,115

Weighted-average interest rate          6.28%        5.56%         5.17%          5.24%          5.30%

------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
                                               After 1
                                     Within   But Within       After          1999           1998
      Estimated Call Date            1 Year    5 Years        5 Years         Total          Total
------------------------------------------------------------------------------------------------------
                                                (000's, except percentages)
Total long-term debt             $    58,801  $   120,940   $    63,553    $   243,294    $   199,115

Weighted-average interest rate          4.92%        5.23%         5.56%          5.24%          5.30%

------------------------------------------------------------------------------------------------------

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

      On December 21, 1998, the Company distributed a ten percent stock dividend to shareholders of record on December 7, 1998. The weighted average shares outstanding and per share amounts for the three and six months ended June 30, 1998 have been adjusted to reflect the stock dividend declared in the fourth quarter of 1998.

      At the Company's annual meeting of shareholders held on May 19, 1999, an amendment to the Company's Certificate of Incorporation was approved by the shareholders of the Company. This amendment increased the authorized number of shares of common stock from 30,000,000 to 50,000,000.

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

      The ability of the Company and the Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its shareholders is primarily dependent upon the receipt of dividends from the Bank.

      The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At June 30, 1999, the Bank could pay dividends of $27.0 million to the Company without having to obtain prior regulatory approval.

      On April 21, 1999, the Company's Board of Directors authorized the repurchase of up to 350,000 shares, or approximately 2.2%, of the Company's outstanding common stock. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 1999 as, in the opinion of management, market conditions may warrant. The Board of Directors approved the common stock repurchase program in view of the strong capital position of the Company and its bank subsidiary, Union State Bank, and to effectively manage and utilize its capital. Through June 30, 1999, the Company purchased 97,800 shares of treasury stock under the repurchase plan at an aggregate price of $1,393,200.

11.   Income Taxes

      Tarrytowns, as a thrift institution, was subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

      loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consist of a defined base-year amount, plus additional amounts accumulated after the base year. Under the tax law, as amended, events that would result in taxation of these reserves include (i) redemptions of Tarrytowns' stock or certain excess distributions, (ii) failure of Tarrytowns to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes, and (iii) a change in the tax law. As a result of the merger of Tarrytowns with and into the Bank that occurred on April 30, 1999, the reserves for New York State tax purposes are taxable. Accordingly, a tax liability of $0.6 million was recorded during 1998 as part of the merger related expenses.

12    Commitments and Contingencies

      At June 30, 1999, the Company and Bank are committed under employment agreements with the Chairman, President and Chief Executive Officer ("CEO"), Senior Executive Vice President and Chief Credit Officer, and Senior Executive Vice President and Chief Financial Officer requiring an annual salary of $560,000, $160,000 and $160,000, respectively, annual bonus payments equal to six, one and one percent of net income (as defined) of the Company, respectively, under the Executive Incentive Bonus Plan; and annual stock option grants of 106,480 shares, 39,930 shares and 39,930 shares, respectively, issued at fair value (110 percent of fair value for incentive stock options if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant); and other benefits for the terms of the respective agreements. The CEO's employment agreement is for a five year term, expiring November 16, 2003, while the Senior Executive Vice Presidents' agreements are for three year terms, expiring November 16, 2001.

      The CEO's contract also requires minimum annual salary increases of $30,000. All of the agreements include change in control provisions, requiring certain payments, including three times annual salary and average bonus payments (as defined), in the event of a voluntary or involuntary termination connected with a change in control.

      At June 30, 1999, the Bank is committed under an employment agreement and consulting agreement with a Senior Vice President of the Bank and former Executive Vice President of Tarrytowns, and the former President of Tarrytowns, respectively. Under the employment agreement, the Bank will make payments of $165,000 per year for services to be performed for a period of three years. Under the consulting agreement, payments of $77,000 per year for services to be performed will be made for a period of three years. Both agreements were effective as of August 31, 1998. Payments under these agreements accelerate in the event of a change in control of the Company. The Bank is also committed under employment agreements with three other employees. Under the terms of the agreements, payments aggregating approximately $140,000 are required for the remaining term of employment.

      Effective May 19, 1999, the Company adopted the Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the "Plan"). A Board member who has served for a period of fifteen years is eligible to receive benefits. The retiree shall

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

      be paid $2,000 per month for a period not to exceed ten years. In the event of death, after commencement of retirement payments but prior to the conclusion of the ten year payment period, the payments shall be paid to his or her spouse at a rate of 50% of the retirement payment over the remaining term of the retirement payment period, or through the date of the spouse's' death if it occurs prior to completion of his/her payment period. Alternatively, the retiree may choose a lump sum payment equivalent to the present value of $200,000, discounted based on an interest rate equal to the average ten-year advance rate from the Federal Home Loan Bank, for the thirty days prior to the said election. The Company has recorded a liability to provide the actuarial present value of payments expected to be made under the Plan. As of June 30, 1999, substantially all of the recorded liability relates to unamortized prior service cost, which is being amortized over the average remaining service period of the current directors. Benefit cost for the Plan for the period May 19, 1999 through June 30, 1999 was approximately $20,000.

      In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying consolidated financial statements. At June 30, 1999, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines, approximated $261.7 million and outstanding letters of credit totaled $24.1 million. Such amounts represent the maximum risk of loss on these commitments.

      In connection with its asset and liability management program, the Bank entered into a protected rate agreement ("cap") which has a remaining aggregate notional amount of $2.0 million at June 30, 1999. The premium paid in the amount of $85,000 was deferred and is being amortized over the five year life of the cap which expires in October 1999. Under the terms of the cap, the Bank will be reimbursed for increases in one-month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875 percent. Interest rate cap agreements allow the Company to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments on floating rate mortgage-backed securities that have maximum lifetime interest rate caps. The Bank's risk of loss on the interest rate cap is equal to the unamortized premium paid to enter into this agreement.

      The Company also has the ability to enter into forward commitments to sell residential first mortgage loans to reduce market risk associated with originating and holding loans for sale. A risk associated with these commitments arises from the Company's potential inability to generate loans to fulfill the contracts. To control the risk associated with changes in interest rates, the Company may also use options to hedge loans closed and expected to close. No such contracts were outstanding at June 30, 1999.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

13.   Segment Information

      The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

      General information required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, northern New Jersey and southern Connecticut. For the three and six months ended June 30, 1999 and 1998, there is no customer that accounted for more than ten percent of the Company's revenue.

ITEM 2.     MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION

At June 30, 1999 the Company had total assets of $1,511.3 million, an increase of $222.5 million from December 31, 1998.

Total deposits increased $105.2 million for the six month period ended June 30, 1999 to $1,063.8 million, which represents an 11.0 percent increase from December 31, 1998. Time deposits increased $51.8 million accounting for the greatest component of deposit increases. Retail time deposits under $100,000 increased by $2.6 million, other time deposits over $100,000 decreased by $19.9 million and IRA and Keogh time deposit accounts decreased by $0.8 million. Time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, increased by $69.9 million as part of the Bank's overall leveraging strategy. Savings deposits increased by $29.7 million, as the Company's "Golden Statement" and "Liquid Gold" accounts, which provide attractive yields for high balance accounts, continued to attract additional deposits. Demand deposits, NOW accounts and money market accounts increased by $19.1 million, $2.2 million and $2.4 million, respectively, due to increasing commercial relationships and advertising and promotions for retail business.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, of $612.3 million and $464.4 million at June 30, 1999 and December 31, 1998, respectively, consists of securities held to maturity at amortized cost of $176.2 million and $67.0 million, securities available for sale at estimated fair value totaling $410.4 million and $379.5 million, and FHLB stock of $25.7 million and $17.9 million at June 30, 1999 and December 31, 1998, respectively.

During the six months ended June 30, 1999, U.S. Treasury and government agency obligations increased $88.6 million primarily due to purchases of U.S. Treasury notes of $13.0 million and $102.7 million in callable bonds, partially offset by sales and redemptions of securities totaling $25.0 million and a net decrease in the fair value of available for sale securities of $2.1 million. Mortgage-backed securities increased by $51.7 million primarily due to purchases of $107.6 million in fixed-rate and $36.8 million in floating-rate securities, which were partially offset by sales totaling $15.7 million, principal paydowns of $67.6 million, a net decrease in fair value of available for sale securities of $8.7 million and net premium amortization and discount accretion of $0.7 million. Mortgage-backed securities that are fixed-rate securities have expected weighted-average lives of less than ten years at the time of purchase. The Company's investment in obligations of states and political subdivisions, or municipal securities, decreased by $2.4 million principally due to maturities of $3.8 million that were partially offset by purchases of $1.4 million during the six month period ended June 30, 1999. Municipal securities are considered core investments which are high yielding on a tax equivalent basis and have diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yield of such securities to other securities of comparable credit risk and maturity. The Company currently has $2.3 million in short-term corporate money market mutual funds. Short-term to medium-term corporate debt securities, which are rated investment grade by nationally recognized credit rating organizations, have been and will continue to be evaluated for investment in the future.

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

At June 30, 1999, loans were $819.6 million, a net increase of $88.2 million or
12.1 percent over December 31, 1998. The primary increases of outstanding loan balances were $5.2 million in time secured loans, $19.6 million in time unsecured loans, $11.0 million in land acquisition and construction loans, $53.4 million in commercial mortgages, and $5.4 million in residential mortgages, offset by a net reduction of $6.4 million in all other loan categories. The Bank has approximately $261.7 million in formal credit lines and loan commitments outstanding at June 30, 1999. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Bank's allowance for loan losses increased $0.7 million or 8.4 percent to $9.6 million at June 30, 1999, from $8.9 million at December 31, 1998. The allowance for loan losses represents 1.18 percent of gross loans outstanding at June 30, 1999, compared to 1.22 percent at December 31, 1998. The allowance reflects a provision of $910,000 and net charge-offs of $166,000 recorded thus far in 1999. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Bank's loan portfolio. In management's judgment, the allowance is considered adequate to absorb potential losses inherent in the loan portfolio.

During the six months ended June 30, 1999, the Bank decreased the amount of outstanding short- and long-term advances with the Federal Home Loan Bank of New York by $5.8 million, while borrowings under repurchase agreements increased by $123.0 million. Overall, borrowings, as well as municipal deposits, increased to fund loan growth in excess of retail deposit growth and to fund leveraging strategies.

Stockholders' equity decreased to $96.1 million at June 30, 1999 from the December 31, 1998 balance of $97.4 million. The decrease primarily results from a reduction in accumulated other comprehensive income (loss) of $6.3 million, treasury stock purchases of $1.5 million, and common stock cash dividends of $2.1 million. The decrease was primarily offset by net income of $7.5 million for the six month period ended June 30, 1999, a tax benefit from the exercise of non-qualified stock options of $0.3 million, issuance of common stock in connection with the exercise of stock options of $0.7 million, and a decrease in common stock held for benefit plans of $0.1 million. During the six months ended June 30, 1999, the Company repurchased 102,479 shares of treasury stock, of which 97,800 shares were purchased under a repurchase plan authorized by the Company's Board of Directors on April 21, 1999.

The Company's leverage ratio at June 30, 1999 was 8.35 percent, compared to 9.13 percent at December 31, 1998. The Company's Tier I and total capital ratios under the risk-based capital

ITEM 2.     MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (Cont'd)

FINANCIAL CONDITION (Cont'd)

guidelines were 13.43 percent and 14.50 percent at June 30, 1999 and 14.97 percent and 16.12 percent at December 31, 1998, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at June 30, 1999 and December 31, 1998.

RESULTS OF OPERATIONS

Earnings

Net income for the three and six month periods ended June 30, 1999 was $3,983,000 and $7,458,000, or $0.24 and $0.45 per diluted common share, respectively. This compares to $5,254,000, or $0.31 per diluted common share, and $8,539,000, or $0.51 per diluted common share, for the three and six month periods ended June 30, 1998, respectively. The 1998 periods include a tax benefit, net of associated expenses, of $2.0 million ("non-recurring tax benefit") as a result of the decision to liquidate U.S.B. Realty Corp., the Bank's real estate investment trust, in the second quarter of 1998. Excluding the effects of the non-recurring tax benefit in 1998, net income for the three and six month periods ended June 30, 1999 increased $0.7 million or 21.2 percent and $0.9 million or 13.5 percent, respectively. On this basis, diluted earnings per common share increased $0.04 or 20.0 percent and $0.06 or 15.4 percent, respectively. The overall increase in earnings excluding the non-recurring tax benefit in 1998, primarily reflects an increase in net interest income and other income, partially offset by higher non-interest expenses, lower security gains, and for the six months ended June 30, 1999 compared to June 30, 1998, a higher provision for loan losses. A discussion of the impact in the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and six month periods ended June 30, 1999, net interest income increased 19.5 percent to $12.7 million from $10.6 million, and 16.4 percent to $24.3 million from $20.9 million, respectively, compared to the prior year periods. Net interest income increased in the current year period due to volume increases of average earning assets, while the net interest spread declined slightly. For the three and six months ended June 30, 1999, the interest spread (yield on earning assets less cost of funds) was 3.55 percent for each period, compared to 3.59 and 3.57 percent in the same periods of 1998, respectively. On a tax equivalent basis, the interest spread was 3.67 percent and 3.68 percent for the three and six month periods ended June 30, 1999, compared to 3.74 percent and 3.73 percent for the comparable periods in 1998, respectively. Yields on interest earning assets decreased during the three and six month periods ended June 30, 1999, as compared to the respective periods in 1998, while the cost of funds decreased at a slightly slower rate, resulting in a slight narrowing of the net interest spread. The decrease in asset yields is partially as a result of lower yields available on security investments and redemptions of callable agency and other securities at higher yields, as well as declining yields on loans due to increased competition and a general

ITEM 2.     MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (Cont'd)

decline in interest rates during the 1999 periods, as compared to respective periods in 1998. The cost of funds decreased due to the cost of deposits decreasing in both periods, while interest rates on borrowings declined for the six month period ended June 30, 1999 and remained stable for the three month period ended June 30, 1999, compared to the respective periods in 1998. The net interest margin remained stable at 3.69 percent for each of the three month periods ended June 30, 1999 and 1998, and was 3.70 percent and 3.71 percent for the six months ended June 30, 1999 and 1998, respectively, as the decrease in the spread was substantially offset by an increase in the excess of interest arning assets over interest bearing liabilities. On a tax equivalent basis, the net interest margin was 3.80 percent and 3.83 percent for the three and six months ended June 30, 1999, and 3.84 percent and 3.87 percent for the comparable periods in 1998, respectively. The decline in the net interest margin on a tax equivalent basis reflects a lower proportion of tax exempt securities.

Provision for Loan Losses

The provision for loan losses decreased $8,000 to $302,000 and increased $290,000 to $910,000 for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998. Net charge-offs in the three and six month periods ended June 30, 1999 totaled $65,000 and $166,000, respectively, compared to net charge-offs of $45,000 and $70,000 for the three and six month periods ended June 30, 1998. The net charge-offs in all periods primarily relate to credit card loans. Nonaccrual loans were $1.3 million and $5.2 million, respectively, at June 30, 1999 and 1998, compared to $2.3 million at December 31, 1998. The reduction in the provision for loan losses in the second quarter of 1999 reflects improving credit quality and a decline in non-performing assets, while the higher provision for the first half of 1999 reflects the increasing loan portfolio. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on an ongoing basis as an integral part of the loan function, which includes the identification of past due loans, the recognition of the current economic environment and the review of the historical loan loss experience. Management has taken a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio and believes that the allowance for loan losses at June 30, 1999 reflects the risk elements inherent in the total loan portfolio at that time. The changes in the provision charged to income and the allowance for loan losses reflects such uncertainties on an increasing loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Non-Interest Income

Non-interest income for the three and six months ended June 30, 1999 decreased by $339,000 to $1,273,000 and $165,000 to $2,750,000, respectively, compared to the same periods of 1998.

ITEM 2.     MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (Cont'd)

The decreases are primarily related to lower net gains on securities transactions ($485,000 and $532,000, respectively), offset by increases in service charges and fees ($89,000 and $220,000, respectively) due to increasing deposit accounts and revisions to the fee structure, and other income ($57,000 and $147,000, respectively). Other income consists primarily of credit card fees, loan servicing income, letter of credit fees, loan prepayment penalties, wire transfer fees, safe deposit, and other fees.

Non-Interest Expenses

Non-interest expenses increased $44,000 to $7,303,000 and $535,000 to $14,255,000 for the three and six month periods ended June 30, 1999, respectively, from the comparable periods in 1998. The primary reason for this increase results from an increase in the cost of salaries and benefits and other operating costs to support the Bank's growth, partially offset by approximately $300,000 and $600,000 for the quarter and six months ended June 30, 1999, respectively, in estimated savings achieved in connection with the acquisition of Tappan Zee Financial, Inc. on August 31, 1998 and the merger of Tarrytowns Bank, FSB on April 30, 1999 ("merger related savings"). The following discusses each component of non-interest expense.

Salaries and benefits, the largest component of non-interest expense, increased by $195,000, or 4.8 percent and $667,000 or 8.7 percent during the three and six month periods ended June 30, 1999, compared to the previous year periods. The increases, net of estimated merger related savings of $200,000 and $400,000, respectively, occurred due to additional personnel employed by the Bank to accommodate the increases in deposits and loans and their related services, and annual merit increases. In addition, employee benefits increased because of higher incentive compensation programs which are based upon the Company's net income and overall financial performance, higher payroll taxes during 1999 due to the higher salary base and increases in the cost of other employee benefit programs such as medical coverage, tuition reimbursement, and training.

Significant changes (in excess of 5 percent) in the other components of non-interest expense for the three and six month period ended June 30, 1999 compared to June 30, 1998, were due to the following:

o     Increase of $172,000 (14.7%), and $313,000 (13.5%), respectively, in occupancy and equipment expense. This increase is due principally to higher maintenance expenses relating to the Bank's branch and computer related equipment due to increased business volume, and additional rental and depreciation expense associated with a new branch opening, as well as additional space for corporate and administrative offices.

o     Increase of $95,000 (25.8%), and $141,000 (21.5%), respectively, in advertising and business development. The increase reflects increased emphasis on marketing, and the introduction of the Bank's new ad campaign, "Do business with us, do better with us," as well as increased advertising expense for deposit and loan products and new branch promotions and other business development efforts.

o     Decrease of $232,000 (48.4%), and $405,000 (47.7%), respectively, in professional fees. The decrease results partially from merger related savings, as well as a reduction in

ITEM 2.     MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (Cont'd)

      professional fees of $166,000 associated with the liquidation of U.S.B. Realty Corp. in 1998 for both periods, and decreases in legal fees associated with loan collections, foreclosures and other litigation.

o     Decrease of $12,000 (6.0%), and $12,000 (2.9%), respectively, in communications is due to a decrease in telephone expenses resulting from reduction of redundant lines and more efficient usage.

o     Decrease of $22,000 (13.1%) and $29,000 (8.6%), respectively, in stationery and printing. The decrease occurred due to a increased control over printing costs and supplies, as well as reductions due to efficiencies resulting from the Tappan Zee merger.

o Increase of $3,000 and $11,000, respectively, in FDIC insurance premiums results from higher deposit balances.

o Decrease of $155,000 (20.5%) and $151,000 (10.7%), respectively, in other expenses, primarily results from lower foreclosure related expenses and branch charge-offs, as well as reductions due to efficiencies resulting from the Tappan Zee merger.

Income Taxes

The effective tax rates for the three and six month periods ended June 30, 1999 and 1998 were 37.5 and 37.3 percent, and (12.5) and 9.7 percent, respectively. The increase in the overall effective tax rate in 1999, primarily reflects the tax benefit associated with the liquidation of U.S.B. Realty Corp. that occurred in the comparable 1998 periods.

Year 2000 Issue

The Company continues to monitor the Year 2000 ("Y2K") issue. The Company has identified all information technology ("IT") systems and non-IT systems (primarily telephone, vault and security systems that include micro-processes) and evaluated their status as to Y2K readiness. The Company's Y2K Committee reports progress to the Company's Board of Directors on at least a quarterly basis.

All significant IT and non-IT systems are vendor supported. Vendors have represented to the Company that all significant systems are or will be Y2K compliant. In particular, the Company's major core system software vendor has certified that its software is Y2K compliant. The Company has further determined which systems are mission critical, i.e., those systems that are critical to the Company's ability to operate and provide service to its customers without any interruption to the Company's normal business operations. Each of these systems have been certified or represented by its vendor that they are or will be Y2K compliant. These systems include the IBM AS-400 computer, Kirchman D-3000 (core banking) system, ATM systems, Automated Clearing House (ACH) system, and CR (communications) system. The Company has completed a successful test of each mission critical system according to an overall Y2K testing plan. An additional IBM AS-400 computer has been leased to facilitate testing in a controlled production environment. As of June 30, 1999, all mission critical systems are Y2K compliant.

ITEM 2.     MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (Cont'd)

Testing of systems identified as significant but not mission critical, i.e. systems for which alternative processes are available but provide a significant level of efficiency have also been tested successfully for Y2K compliance.

The Company has also evaluated significant customers' Y2K readiness and/or progress toward Y2K compliance to evaluate the potential impact on the Company for their failure to remediate their Y2K issues. In this connection, the Company has designed a Y2K risk assessment process. Customers with potential Y2K issues have been identified and the Company has taken steps to mitigate the impact of such issues to the Company. In addition, the Company has implemented a loan policy which requires an evaluation of the Y2K status for each loan customer prior to approving a new loan or renewal of an existing loan. To the extent that these processes identified customers with potential Year 2000 issues, the Company estimated a range of appropriate reserves. As a result, the Company has allocated $500,000 to $1,000,000 of the allowance for loan losses at June 30, 1999 to provide for any loan losses that may occur as a consequence of the Y2K issue. The Company will continue to evaluate the impact of loan customers' Y2K status on the allowance for loan losses.

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

The worst case Y2K scenario would involve no utility service, mission critical system failure and Federal Reserve, Clearing House and ACH failure. In this circumstance, the Company would be required to significantly curtail its operations. Preparation of paper reports prior to year end 1999 will allow the Company to monitor limited business activity. However, processing of accruals, customer statements and the like would not be practical. It is expected that mission critical systems will be compliant or are not date sensitive, based on completed Y2K remediation, Y2K testing and the vendors' certification and representations regarding Y2K compliance. A contingency plan has been prepared to guide operations in the event that a mission critical system is not Y2K compliant in the Company's operating environment and cannot be immediately remediated or for Federal Reserve, Clearing House, ACH and major vendor and/or utility service failure. For other significant systems, an alternative process exists and such process will be utilized as a contingent process if such a system fails to be Y2K compliant. The Company is also monitoring liquidity needs in the event of increased deposit withdrawals or loan commitment usage and a liquidity contingency plan has been prepared.

There can be no guarantee that the systems of other entities on which the Company's systems rely will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Excluding the allocation of the allowance for loan losses at June 30, 1999 for the potential impact of Y2K related issues on the loan portfolio, the Company's Y2K project costs expensed have been approximately $220,000 to date. The estimate of total expenditures for the Y2K

ITEM 2.     MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION (Cont'd)

project is approximately $460,000, including approximately $75,000 of costs that are part of the Company's IT Capital budget. Other than capital expenditures, costs are expensed as incurred. Y2K project costs will be funded through normal operating cash flow. The cost of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. No major IT projects have been deferred due to the Company's Y2K efforts.

The Company will continue to evaluate all issues with respect to the Y2K problem to minimize the impact on its operations and financial condition.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk at December 31, 1998 were previously reported in the Company's 1998 Annual Report and Form 10-K. There have been no material changes in the Company's market risk exposures at June 30, 1999 compared to December 31, 1998. Interest rate risk continues to be the Company's primary market risk exposure since substantially all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively. However, as disclosed in the Notes to Consolidated Financial Statements (Unaudited), an interest rate contract is in place to manage the Company's interest rate exposure. The Company has not entered into any new derivative financial instruments during the six months ended June 30, 1999.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at June 30, 1999 as compared to December 31, 1998. The changes in the composition of the Company's assets and liabilities for the six months ended June 30, 1999 as reported in the Management's Discussion and Analysis of Financial Condition and Results of Operations have not materially affected the Company's overall interest rate risk profile at June 30, 1999 as compared to December 31, 1998. The Company's "Static Gap" at June 30, 1999 has not changed materially from December 31, 1998. If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

                           PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 19, 1999 for the purpose of considering and voting upon the following matters:

I. Election of two directors, Messrs. Kenneth J. Torsoe and Kevin J. Plunkett, constituting Class II members of the Board of Directors, to a three-year term of office.

II. Approval of an amendment to the Certificate of Incorporation to increase the authorized number of shares of common stock, $0.01 par value per share, from 30,000,000 to 50,000,000.

III. Approval of the Executive Incentive Bonus Plan. The results of votes for each of the items above were as follows:

                                    ITEM I                ITEM II       ITEM III
                           --------------------------     -------       --------
                           K.J. Torsoe  K.J. Plunkett
                           -----------  -------------
Votes:
      For                    11,127,112    11,115,589    10,256,732    10,448,787
      Against or Withheld       120,515       132,038       924,925       670,000
      Abstentions                    --            --        65,969       128,838
      Broker Non-Votes               --            --            --            --

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.  Exhibit
-----------  --------
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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K (cont'd)

Exhibit No.  Exhibit
-----------  --------

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

(10)(a) Agreement of Employment dated as of November 16, 1998 between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 10-K"), Exhibit (10)(a)).

(10)(b) Agreement of Employment dated as of November 16, 1998 between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's 199810-K, Exhibit (10)(b)).

(10)(c) Agreement of Employment dated as of November 16, 1998 between the Company and the Bank and Steven T. Sabatini (incorporated herein by reference to Registrant's 1998 10-K, Exhibit (10)(c)).

(10)(d) Registrant's 1984 Incentive Stock Option Plan (incorporated herein by reference from Form S-8 Registration Statement, file No. 2-90674, Exhibit 28 (b)).

(10)(e) Registrant's 1993 Incentive Stock Option Plan (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 10-K"), Exhibit (10)(c)).

(10)(f) Registrant's Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (incorporated herein by reference from Registrant's 1993 10-K, Exhibit (10)(d )).

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K (cont'd)

Exhibit No.  Exhibit
-----------  -------

(10)(j) Registrant's Key Employees' Supplemental Investment Plan, as amended July 1, 1997 and September 1, 1998 (incorporated herein by reference to the Plan's Annual Report on Form 11-K for the year ended December 31, 1998).

(10)(k) Registrant's Key Employees' Supplemental Diversified Investment Plan dated September 1, 1998 (incorporated herein by reference to the Plan's Annual Report on Form 11-K for the year ended December 31, 1998).

(10)(l) Registrant's 1997 Employee Stock Option Plan (incorporated herein by reference to Registrant's proxy statement filed April 18, 1997).

(10)(m) Agreement and Plan of Merger, dated as of March 6, 1998, between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K dated as of March 6, 1998).

(10)(n) Stock Option Agreement, dated as of March 6, 1998, between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K dated as of March 6, 1998).

(10)(o) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Employee Stock Option Plan") (incorporated herein by reference to Exhibit B to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1996 Annual Meeting (the "Tappan Zee 1996 Proxy Statement").

(10)(p) Amendment No. 1 to the Employee Stock Option Plan (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "Tappan Zee 1997 10-K"), Exhibit 10.1.1).

(10)(q) Amendment No. 2 to the Employee Stock Option Plan (incorporated herein by reference to Exhibit A to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1997 Annual Meeting of Shareholders (the " Tappan Zee 1997 Proxy Statement").

(10)(r) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors ("Outside Director Option Plan") (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

(10)(s) Amendment No. 1 to the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).

(10)(t) Amendment No. 2 to the Outside Director Option Plan (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K (cont'd)

Exhibit No.  Exhibit
-----------  --------

(10)(u) Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Officers and Employees ("Employee RRP") (incorporated herein by reference to Exhibit B to the Tappan Zee 1996 Proxy Statement).

(10)(v) Amendment No. 1 to the Employee RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.3.1 ).

(10)(w) Amendment No. 2 to the Employee RRP (incorporated herein by reference to Exhibit C to the Tappan Zee 1997 Proxy Statement).

(10)(x) Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Outside Directors ("Outside Director RRP") (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy Statement).

(10)(y) Amendment No. 1 to the Outside Director RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.4.1).

(10)(z) Amendment No. 2 to the Outside Director RRP (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy Statement).

(10)(aa) Employee Stock Ownership Plan of Tappan Zee Financial, Inc. and Certain Affiliates, as amended (incorporated herein by reference to Tappan Zee Financial Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "Tappan Zee 1996 10-K"),
             Exhibit 10.6).

(10)(bb) Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee Financial, Inc. and Certain Affiliates (incorporated herein by reference to the Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "Tappan Zee 1996 10-K") Exhibit 10.7).

(10)(cc) Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1, No. 33-94128, filed on June 30, 1995, as amended (the "Tappan Zee Registration Statement"), Exhibit 10.7).

(10)(dd) Retirement Plan for Board Members of Tappan Zee Financial, Inc. and Certain Affiliates, adopted effective as of October 5, 1995 (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.9).

(10)(ee) Consulting Agreement by and between Tarrytowns Bank, FSB and Stephen C. Byelick, dated effective as of August 31, 1998 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the "September 30, 1998 10-Q"), Exhibit (10)(dd)).

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K (cont'd)

Exhibit No.  Exhibit
-----------  --------

(10)(ff)     Employment Agreement by and between Tarrytowns Bank, FSB and Harry
             G. Murphy, dated effective as of August 31, 1998 (incorporated herein by reference to the September 30, 1998 10-Q, Exhibit
             (10)(cc)).

(10)(gg) Employee Retention Agreement by and among Tappan Zee Financial, Inc. Tarrytowns Bank, FSB and Christina Vidal, effective as of October 5, 1995 (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.15).

(10)(hh) Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and Margaret E. Sampson, effective as of October 5, 1995 (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.16).

(10)(ii) Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and James D. Haralambie, effective as of June 23, 1997 (incorporated herein by reference to the U.S.B. Holding Co., Inc. 1998 10-K, Exhibit (10)(l7)).

(10)(jj) Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc. and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

(10)(kk) Forms of Restricted Stock Award Notices to award recipients, pursuant to the Employee RRP and the Outside Director RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

(10)(ll) Registrant's Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999.*

(11)         Computation of earnings per share.*

(27)         Financial Data Schedule.*

*Filed Herewith.

(B) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 13, 1999.

                            U.S.B. HOLDING CO., INC.


/s/ Thomas E. Hales                     /s/ Steven T.Sabatini
---------------------------------       ----------------------------------------
Thomas E. Hales                         Steven T. Sabatini
Chairman of the Board, President,       Senior Executive Vice President Finance,
Chief Executive Officer                 Chief Financial Officer and
and Director                            Assistant Secretary
                                        (Principal Financial and
                                         Accounting Officer)