Form 10-Q
period 1999-09-30
USB HOLDING CO INC
filed 1999-11-12
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended September 30, 1999 Commission File No. 010950


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

                             YES |X|    NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                   OUTSTANDING AT NOVEMBER 8, 1999
                -----                   -------------------------------

        Common stock, par value                    15,884,273
            $0.01 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED STATEMENTS OF CONDITION AS OF
        SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998.                  1

        CONSOLIDATED STATEMENTS OF INCOME FOR THE
        THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
        (UNAUDITED).                                                           2

        CONSOLIDATED STATEMENTS OF INCOME FOR THE
        NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
        (UNAUDITED).                                                           3

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE
        INCOME  FOR THE THREE AND NINE MONTHS
        ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED).                         4

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
        THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
        (UNAUDITED).                                                           5

        CONSOLIDATED STATEMENTS OF CHANGES IN
        STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
        ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED).                         7

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED).                                                           9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                        23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK.                                                    31

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                     32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                           (Unaudited)
                                                           September 30   December 31,
                                                               1999           1998
                                                           -----------    -----------
                                                            (000's, except share data)
ASSETS
Cash and due from banks                                    $    34,555    $    23,660
Federal funds sold                                              52,300         45,500
                                                           -----------    -----------
Cash and cash equivalents                                       86,855         69,160
Interest bearing deposits in other banks                           488          1,877
Securities:
    Available for sale (at estimated fair value)               404,167        379,514
    Held to maturity (estimated fair value
       $191,585 in 1999 and $70,284 in 1998)                   195,746         67,019
Loans held for sale                                                 --          3,283
Loans, net of allowance for loan losses of
    $10,181 in 1999 and $8,889 in 1998                         875,199        719,196
Premises and equipment, net                                     10,673         11,210
Accrued interest receivable                                     10,860          7,161
Other real estate owned (OREO)                                      34            415
Federal Home Loan Bank of New York stock                        28,038         17,849
Other assets                                                    17,289         12,128
                                                           -----------    -----------
TOTAL ASSETS                                               $ 1,629,349    $ 1,288,812
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                              $   210,722    $   137,270
Interest bearing deposits:
    NOW accounts                                                65,062         66,304
    Money market accounts                                       46,376         44,326
    Savings deposits                                           351,224        331,448
    Time deposits                                              479,450        379,292
                                                           -----------    -----------
Total deposits                                               1,152,834        958,640
Accrued interest payable                                         4,715          4,529
Accrued expenses and other liabilities                          10,656          8,089
Securities sold under agreements to repurchase                 317,135        165,780
Federal Home Loan Bank of New York advances                     27,584         34,335
                                                           -----------    -----------
Total                                                        1,512,924      1,171,373
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trust                             20,000         20,000
Minority interest-junior preferred stock of consolidated
     subsidiary                                                    137             --
Commitments and contingencies (Note 12)
Stockholders' equity:
    Common stock, $0.01 par value; authorized shares
    50,000,000 in 1999 and 30,000,000 in 1998; issued
     shares of 16,371,482 in 1999 and 16,165,175 in 1998           164            162
    Additional paid-in capital                                  98,601         96,919
    Retained earnings                                           10,195          1,513
    Treasury stock at cost, 496,907 shares
       in 1999 and 201,628 shares in 1998                       (6,426)        (2,223)
    Common stock held for benefit plans                         (1,464)        (1,628)
    Deferred compensation obligation                               723            675
    Accumulated other comprehensive income (loss)               (5,505)         2,021
                                                           -----------    -----------
Total stockholders' equity                                      96,288         97,439
                                                           -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 1,629,349    $ 1,288,812
                                                           ===========    ===========

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Three Months Ended
                                                               September 30
                                                             1999       1998
                                                            -------   -------
                                                        (000's, except share data)
INTEREST INCOME:
Interest and fees on loans                                  $17,831   $14,786
Interest on federal funds sold                                  274       418
Interest and dividends on securities:
        Mortgage-backed securities                            6,217     5,377
        U.S. Treasury and government agencies                 2,792     1,392
        Obligations of states and political subdivisions        734       767
        Corporate and other                                      17         3
Interest on deposits in other banks                               1        17
Dividends on Federal Home Loan Bank of New York stock           463       275
                                                            -------   -------
Total interest income                                        28,329    23,035
                                                            -------   -------

INTEREST EXPENSE:
Interest on deposits                                          9,268     9,655
Interest on borrowings                                        4,269     1,909
Interest on Corporation - Obligated mandatory redeemable
        capital securities of subsidiary trust                  488       488
                                                            -------   -------
Total interest expense                                       14,025    12,052
                                                            -------   -------

NET INTEREST INCOME                                          14,304    10,983
Provision for loan losses                                       700       311
                                                            -------   -------
Net interest income after provision for loan losses          13,604    10,672
                                                            -------   -------

NON-INTEREST INCOME:
Service charges and fees                                        834       684
Gain on securities transactions - net                            --        31
Other income                                                    377       445
                                                            -------   -------
Total non-interest income                                     1,211     1,160
                                                            -------   -------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                4,633     3,898
Occupancy and equipment expense                               1,348     1,276
Advertising and business development                            407       343
Professional fees                                               284       351
Communications                                                  217       194
Stationery and printing                                         159       144
FDIC insurance                                                   44        42
Other expenses                                                  650       682
Merger related expenses                                          --     4,190
                                                            -------   -------
Total non-interest expense                                    7,742    11,120
                                                            -------   -------
Income before income taxes                                    7,073       712
Provision for income taxes                                    2,645       702
                                                            -------   -------
NET INCOME                                                  $ 4,428   $    10
                                                            =======   =======

BASIC EARNINGS PER COMMON SHARE                             $  0.28   $    --
                                                            =======   =======

DILUTED EARNINGS PER COMMON SHARE                           $  0.27   $    --
                                                            =======   =======

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Nine Months Ended
                                                                  September 30
                                                                1999       1998
                                                               -------   -------
                                                           (000's, except share data)
INTEREST INCOME:
Interest and fees on loans                                     $49,826   $43,399
Interest on federal funds sold                                   1,002     1,074
Interest and dividends on securities:
        Mortgage-backed securities                              17,461    14,322
        U.S. Treasury and government agencies                    5,501     5,329
        Obligations of states and political subdivisions         2,257     2,390
        Corporate and other                                         51        30
Interest on deposits in other banks                                 30        44
Dividends on Federal Home Loan Bank of New York stock            1,122       813
                                                               -------   -------
Total interest income                                           77,250    67,401
                                                               -------   -------

INTEREST EXPENSE:
Interest on deposits                                            26,759    29,249
Interest on borrowings                                          10,422     4,805
Interest on Corporation - Obligated mandatory redeemable
        capital securities of subsidiary trust                   1,464     1,464
                                                               -------   -------
Total interest expense                                          38,645    35,518
                                                               -------   -------

NET INTEREST INCOME                                             38,605    31,883
Provision for loan losses                                        1,610       931
                                                               -------   -------
Net interest income after provision for loan losses             36,995    30,952
                                                               -------   -------

NON-INTEREST INCOME:
Service charges and fees                                         2,385     2,014
Gain on securities transactions - net                              527     1,091
Other income                                                     1,049       950
                                                               -------   -------
Total non-interest income                                        3,961     4,055
                                                               -------   -------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                  12,953    11,552
Occupancy and equipment expense                                  3,986     3,602
Advertising and business development                             1,204       998
Professional fees                                                  728     1,200
Communications                                                     612       601
Stationery and printing                                            467       480
FDIC insurance                                                     138       124
Other expenses                                                   1,909     2,093
Merger related expenses                                             --     4,190
                                                               -------   -------
Total non-interest expense                                      21,997    24,840
                                                               -------   -------
Income before income taxes                                      18,959    10,167
Provision for income taxes                                       7,073     1,618
                                                               -------   -------
NET INCOME                                                     $11,886   $ 8,549
                                                               =======   =======

BASIC EARNINGS PER COMMON SHARE                                $  0.75   $  0.55
                                                               =======   =======

DILUTED EARNINGS PER COMMON SHARE                              $  0.72   $  0.51
                                                               =======   =======


See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                             1999           1998           1999           1998
                                                           --------       --------       --------       --------
                                                                                  (000's)
NET INCOME                                                 $  4,428       $     10       $ 11,886       $  8,549
                                                           --------       --------       --------       --------

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on
    securities available for sale arising
    during the period                                        (2,112)         2,976        (12,431)         3,478
        Income tax effect                                       884         (1,245)         5,202         (1,426)
                                                           --------       --------       --------       --------
                                                             (1,228)         1,731         (7,229)         2,052
                                                           --------       --------       --------       --------

Unrealized holding gain as a result of
    reclassification of Tappan Zee Financial, Inc.
    held to maturity securities to available for sale            --            858             --            858
        Income tax effect                                        --           (352)            --           (352)
                                                           --------       --------       --------       --------
                                                                 --            506             --            506
                                                           --------       --------       --------       --------

Reclassification adjustment for net gain
    realized on securities available for sale
    that were held at the beginning of the period                --            (10)          (511)          (924)
        Income tax effect                                        --              4            214            379
                                                           --------       --------       --------       --------
                                                                 --             (6)          (297)          (545)
                                                           --------       --------       --------       --------

Other comprehensive income (loss)                            (1,228)         2,231         (7,526)         2,013
                                                           --------       --------       --------       --------

COMPREHENSIVE INCOME                                       $  3,200       $  2,241       $  4,360       $ 10,562
                                                           ========       ========       ========       ========

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              1999            1998
                                                                           ---------       ---------
                                                                                     (000's)
OPERATING ACTIVITIES
Net income                                                                 $  11,886       $   8,549
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                   1,610             921
   Depreciation and amortization                                               1,472           1,299
   Amortization/accretion of premiums (discounts) on securities - net          1,042             481
   Tappan Zee Financial, Inc. fiscal year conversion                              --            (334)
   Change in accrual for merger related expenses                                (247)          1,191
   Noncash ESOP and RRP expense                                                  336             363
   Deferred income taxes                                                        (499)         (1,009)
   Gain on securities transactions - net                                        (527)         (1,035)
Origination of loans held for sale                                              (481)             --
Increase in accrued interest receivable                                       (3,699)           (107)
Net decrease (increase) in income taxes receivable/payable                       437          (1,972)
Other - net                                                                    3,179          (1,718)
                                                                           ---------       ---------
Net cash provided by operating activities                                     14,509           6,629
                                                                           ---------       ---------

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                          40,614          78,828
Proceeds from principal paydowns and redemptions of:
   Securities available for sale                                              81,543          79,948
   Securities held to maturity                                                 6,205          76,742
Purchases of securities available for sale                                  (160,228)       (221,063)
Purchases of securities held to maturity                                    (134,948)        (11,211)
Net decrease in interest bearing deposits in other banks                       1,389             381
Loans originated, net of principal collections                              (154,024)        (73,947)
Purchases of premises and equipment - net                                       (905)         (1,675)
Proceeds from sales of OREO                                                      641           1,059
Purchase of Federal Home Loan Bank of New York stock                         (10,189)           (536)
                                                                           ---------       ---------
Net cash used for investing activities                                      (329,902)        (71,474)
                                                                           ---------       ---------

FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                     94,036          81,210
Net increase (decrease) in time deposits                                     100,158         (18,646)
Net increase (decrease) in securities sold under agreements
   to repurchase -  short-term                                               111,355         (33,863)
Net decrease in Federal Home Loan Bank of New York
   advances - short-term                                                          --         (35,000)
Proceeds from securities sold under agreements to
   repurchase - long-term                                                     50,000          70,000
Repayment of securities sold under agreements to
   repurchase - long-term                                                    (10,000)             --
Proceeds from Federal Home Loan Bank of New York
    advances - long-term                                                          --          11,935
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                                      (6,751)         (6,164)
Cash dividends paid                                                           (3,204)         (2,507)
Proceeds from sale of junior preferred stock of
    consolidated subsidiary                                                      137              --
Proceeds from issuance of common stock and tax benefit of exercised
    stock options, and amortized and accelerated RRP awards                    1,560           2,425
Proceeds from sale of treasury stock                                              --               1
Purchase of treasury stock                                                    (4,203)           (748)
                                                                           ---------       ---------
Net cash provided by financing activities                                    333,088          68,643
                                                                           ---------       ---------

        -Continued-

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)  (cont'd)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              1999            1998
                                                                           ---------       ---------
                                                                                     (000's)
Increase  in Cash and Cash Equivalents                                     $  17,695       $   3,798
Cash and Cash Equivalents, Beginning of Period                                69,160          52,405
                                                                           ---------       ---------
Cash and Cash Equivalents, End of Period                                   $  86,855       $  56,203
                                                                           =========       =========

Supplemental Disclosures:
   Interest paid                                                           $  38,459       $  34,234
                                                                           ---------       ---------
   Income tax payments                                                     $   4,556       $   4,599
                                                                           ---------       ---------
   Transfer of assets to OREO - net                                        $     175       $      --
                                                                           ---------       ---------
   Transfer of loans held for sale to loans held to
       maturity at lower of cost or fair value                             $   3,764       $      --
                                                                           ---------       ---------
   Change in deferred compensation obligation                              $      48       $    (766)
                                                                           ---------       ---------
   Transfer of Tappan Zee securities held to maturity to
       available for sale                                                  $      --       $  39,462
                                                                           ---------       ---------
   Change in other comprehensive income (loss)                             $  (7,526)      $   2,013
                                                                           ---------       ---------

See notes to consolidated financial statements.

Note: The cash flow information for the nine month period ended September 30, 1998 includes Tappan Zee fiscal year conversion adjustments. These adjustments are necessary to eliminate the duplication of recording Tappan Zee income and expense components for the three month period ended March 31, 1998, as the December 31, 1997 consolidated statement of condition contains Tappan Zee information as of March 31, 1998.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                           (000's, except share data)

                                                                                                                    Common
                                                  COMMON STOCK          Additional                                   Stock
                                              Shares           Par       Paid-in       Retained       Treasury      Held For
                                            Outstanding       Value      Capital       Earnings         Stock     Benefit Plans
                                            -----------       -----     ----------     --------       --------    -------------
Balance at January 1, 1999                   15,963,547       $ 162    $    96,919     $   1,513      $ (2,223)     $  (1,628)

Net income                                                                                11,886

Cash dividends:
   Common ($0.20 per share)                                                               (3,193)
   Junior preferred stock of
     consolidated subsidiary                                                                 (11)

Common Stock Issued:
      Employee stock options exercised
      ($2.02 to $6.20 per share)                 45,311                        129

     Director stock options exercised
     ($2.22 to $6.41 per share)                 160,996           2            810

Tax benefit of exercised stock options
    and RRP shares                                                             619

Purchases of treasury stock                    (295,279)                                                (4,203)

ESOP shares committed to be released                                           124                                         79

Amortization and acceleration of
     RRP awards                                                                                                           133

Change in deferred compensation
   obligation                                                                                                             (48)

Other comprehensive loss
                                             ----------       -----    -----------     ---------      --------      ---------

Balance at September 30, 1999                15,874,575       $ 164    $    98,601     $  10,195      $ (6,426)     $  (1,464)
                                             ==========       =====    ===========     =========      ========      =========

                                                               Accumulated
                                                Deferred          Other
                                              Compensation    Comprehensive
                                               Obligation     Income (Loss)
                                              ------------    -------------
Balance at January 1, 1999                       $  675         $  2,021

Net income

Cash dividends:
   Common ($0.20 per share)
   Junior preferred stock of
     consolidated subsidiary

Common Stock Issued:
      Employee stock options exercised
      ($2.02 to $6.20 per share)

     Director stock options exercised
     ($2.22 to $6.41 per share)

Tax benefit of exercised stock options
    and RRP shares

Purchases of treasury stock

ESOP shares committed to be released

Amortization and acceleration of
     RRP awards

Change in deferred compensation
   obligation                                        48

Other comprehensive loss                                          (7,526)
                                                 ------         --------

Balance at September 30, 1999                    $  723         $ (5,505)
                                                 ======         ========

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                           (000's, except share data)

                                                                                                                       Common
                                                                                                                        Stock
                                                      COMMON STOCK         Additional                                  Held For
                                                   Shares         Par       Paid-in       Retained       Treasury       Benefit
                                                 Outstanding     Value      Capital       Earnings        Stock         Plans
                                                 -----------     -----     ----------     --------       --------      --------
Balance at January 1, 1998                        14,085,191   $ 71,067     $  4,975      $ 10,619      $   (866)      $ (2,746)
Net income                                                                                   8,549
Cash dividends:
   Common ($0.16 per share)                                                                 (2,496)
   Junior preferred stock of consolidated
     subsidiary                                                                                (11)
Common Stock Issued:
   Employee stock options exercised
   ($1.93 to $15.17 per share)                       314,154        110        1,562
   Director stock options exercised
     ($2.05 to $2.12 per share)                       28,717         44           15
Tax benefit of exercised stock options                                           694
Reduction of par value of common
    stock from $5.00 per share to
    $0.01 per share                                             (71,075)      71,075
Purchases of treasury stock                          (35,649)                                               (748)
Sale of treasury stock                                   100                                                   1
Change in deferred compensation
    obligation                                                                                                              766
Amortization and acceleration of RRP awards                                                                                 224
ESOP shares committed to be released                                              66                                         73
Other comprehensive income
Adjustment for pooling of company
   with different fiscal year end                                                             (334)
                                                  ----------   --------     --------      --------      --------       --------
Balance at September 30, 1998                     14,392,513   $    146     $ 78,387      $ 16,327      $ (1,613)      $ (1,683)
                                                  ==========   ========     ========      ========      ========       ========


                                                                    Accumulated
                                                     Deferred          Other
                                                   Compensation    Comprehensive
                                                    Obligation     Income (Loss)
                                                   ------------    -------------
Balance at January 1, 1998                           $ 1,441          $ 1,388
Net income
Cash dividends:
   Common ($0.16 per share)
   Junior preferred stock of consolidated
     subsidiary
Common Stock Issued:
   Employee stock options exercised
   ($1.93 to $15.17 per share)
   Director stock options exercised
     ($2.05 to $2.12 per share)
Tax benefit of exercised stock options
Reduction of par value of common
    stock from $5.00 per share to
    $0.01 per share
Purchases of treasury stock
Sale of treasury stock
Change in deferred compensation
    obligation                                          (766)
Amortization and acceleration of RRP awards
ESOP shares committed to be released
Other comprehensive income                                              2,013
Adjustment for pooling of company
   with different fiscal year end
                                                     -------          -------
Balance at September 30, 1998                        $   675          $ 3,401
                                                     =======          =======

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

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(cont'd)

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

3.    Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, its operations and comprehensive income for the three and nine month periods ended September 30, 1999 and 1998, and its cash flows and changes in stockholders' equity for the nine month periods ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 1998 and notes thereto of the Company. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements included in the Company's 1998 Annual Report to Shareholders.

      The results of operations for the three and nine month periods ended September 30, 1999 may not necessarily be indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(cont'd)

4.    Reclassifications

      Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

5.    Recent Accounting Pronouncements

      Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and measured at fair value. This statement requires that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits a derivative's gains and losses to offset the related results on the hedged item. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

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

      Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

      Effective January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to conform the subsequent accounting to that required (under SFAS No. 115) for securities retained after the securitization of mortgage loans by a mortgage banking enterprise to the accounting applicable to non-mortgage banking enterprises. The statement allows a mortgage banking enterprise to classify securities retained after a securitization of mortgage loans held for sale based on its ability and intent to sell or hold those investments. However, such securities must be classified as trading for any securities that a company commits to sell before or during the securitization process. The

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(cont'd)

      adoption of this statement had no material impact on the Company's financial position or results of operations.

6.    Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 1999. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(cont'd)

7.    Earnings Per Common Share

      The following table sets forth the computation of basic and diluted earnings per common share:

      ---------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                      1999              1998               1999              1998
                                                  ------------      ------------       ------------      ------------
                                                                   (000's, except share data)
      Numerator:
        Net income                                $      4,428      $         10       $     11,886      $      8,549
        Less preferred stock dividends                      --                11                 11                11
                                                  ------------      ------------       ------------      ------------

        Net income (loss) available to
          common stockholders for
          basic and diluted earnings
          per common share                        $      4,428      $         (1)      $     11,875      $      8,538
                                                  ============      ============       ============      ============

      Denominator:
        Denominator for basic earnings
          per common share - weighted
          average shares                            15,883,388        15,527,562         15,907,163        15,415,366

        Effects of dilutive securities:
          Director and employee
            stock options                              607,581         1,102,221            642,328         1,193,411
          Restricted stock not vested                    5,041             8,087              5,037             8,632
                                                  ------------      ------------       ------------      ------------
        Total effects of dilutive securities           612,622         1,110,308            647,365         1,202,043
                                                  ------------      ------------       ------------      ------------

        Denominator for diluted earnings
          per common share - adjusted
          weighted average shares                   16,496,010        16,637,870         16,554,528        16,617,409
                                                  ============      ============       ============      ============

      Basic earnings per common share             $       0.28      $         --       $       0.75      $       0.55
                                                  ============      ============       ============      ============
      Diluted earnings per common share           $       0.27      $         --       $       0.72      $       0.51
                                                  ============      ============       ============      ============

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

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(cont'd)

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

      A summary of the gross gains and gross losses on the sales of securities for the three months and nine months ended September 30, 1999 and 1998 follows:

                            Three Months Ended            Nine Months Ended
                              September 30,                 September 30,
                           1999           1998          1999           1998
                        ---------      ---------      ---------      ---------
                                               (000's)
      Gross Gains       $      --      $      31      $     552      $   1,104
                        =========      =========      =========      =========

      Gross Losses      $      --      $      --      $      25      $      13
                        =========      =========      =========      =========

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(cont'd)

      A summary of the amortized cost and estimated fair values of securities and related gross unrealized gains and losses at September 30, 1999 and December 31, 1998, follows:

      ===========================================================================================
                                                               Gross        Gross       Estimated
                                               Amortized     Unrealized   Unrealized      Fair
                                                 Cost          Gains        Losses        Value
      September 30, 1999:                      =========     ==========   ==========    =========
                                                                     (000's)
      Available for Sale:
      U.S. Treasury and
        government agencies                    $ 79,453      $     68      $  1,674      $ 77,847
      Mortgage-backed securities                331,748           306         8,206       323,848
      Obligations of states and
        political subdivisions                    1,539            40            --         1,579
      Corporate securities                          492            --            --           492
      Other                                         401            --            --           401
                                               --------      --------      --------      --------
      Total securities available for sale      $413,633      $    414      $  9,880      $404,167
                                               ========      ========      ========      ========

      Held to Maturity:
      U.S. Treasury and
        government agencies                    $ 95,736      $     22      $  3,788      $ 91,970
      Mortgage-backed securities                 45,134           187         1,999        43,322
      Obligations of states and
        political subdivisions                   54,876         1,434            17        56,293
                                               --------      --------      --------      --------
      Total securities held to maturity        $195,746      $  1,643      $  5,804      $191,585
                                               ========      ========      ========      ========

                                                               Gross        Gross       Estimated
                                               Amortized     Unrealized   Unrealized      Fair
                                                 Cost          Gains        Losses        Value
      December 31, 1998:                       =========     ==========   ==========    =========
                                                                     (000's)
      Available for Sale:
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
                                               ========      ========      ========      ========

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(cont'd)

9.    Loans

      Nonaccrual loans were $1.9 million at September 30, 1999 and $2.3 million at December 31, 1998. Restructured loans were $0.6 million and $0.7 million at September 30, 1999 and December 31, 1998, respectively.

      Substantially all of the nonaccruing and restructured loans are collateralized by real estate, except for certain loans made by the Bank to Bennett Funding Group ("Bennett") which are collateralized by cash and lease receivables. At September 30, 1999, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

      At September 30, 1999, there are loans aggregating approximately $0.4, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

      At both the September 30, 1999 and December 31, 1998 periods, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," approximated $1.6 million of which $1.2 million were in nonaccrual status. Where warranted, each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses related to impaired loans was $0.4 million and $0.5 million as of September 30, 1999 and December 31, 1998, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 1999 and year ended December 31, 1998 was approximately $1.3 million and $3.4 million, respectively. For the three and nine months ended September 30, 1999 and 1998, interest income recognized by the Company on impaired loans was not material.

      Restructured loans in the amounts of $0.4 million at September 30, 1999 and December 31, 1998, that are considered to be impaired due to a reduction in the contractual interest rate, are on accrual status because the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans and not yet collected as of September 30, 1999 is immaterial.

      At September 30, 1999, the Bank had $0.5 million of outstanding loans, collateralized by cash and lease receivables, to Bennett, a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court with jurisdiction over Bennett, the Bank collected an initial payment of $1.4 million, reducing the original balance of $3.3 million to $1.9 million. Additional collections of $1.1 million were received through September 30, 1999, and $0.3 million was charged off during 1998, reducing the balance of the loans to $0.5 million. Further collections are anticipated. The ruling by the Bankruptcy Court is subject to appeal by the Trustee. In addition, the Trustee contends that the Company received payments from Bennet under the theory of a fraudulent conveyance. If the Trustee

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(cont'd)

      is successful, the Company would be liable for loan payments received from Bennet for a six year period from the bankruptcy filing date of March, 1996. The Company's legal counsel has advised that the Company has a meritorious defense and should prevail on this matter.

10.   Borrowings and Stockholders' Equity

      The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

      Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50.0 million from two primary investment firms under master security sale and repurchase agreements (of which $9.8 million was long term and outstanding at September 30, 1999). In addition, the Bank also has the ability to borrow under similar master security sale and repurchase agreements from the FHLB and, to a lesser extent, its customers. At September 30, 1999 and December 31, 1998, the Company had $112.4 million and $1.0 million of such short-term borrowings outstanding with terms of between 30 days and 365 days, and at interest rates of between 5.31 percent and 5.88 percent, respectively. At September 30, 1999 and December 31, 1998, the borrowings were collateralized by securities with an aggregate amortized cost of $127.4 million and $1.0 million and estimated fair value of $124.2 million and $1.0 million, respectively.

      Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions totaling $46.0 million. At September 30, 1999 and December 31, 1998, the Bank had no federal funds purchased balances outstanding.

      Short-term FHLB advances are borrowings with original maturities of between one and 365 days. At September 30, 1999 and at December 31, 1998, the Company had no such borrowings outstanding.

      Additional information with respect to short-term borrowings as of and for the nine months ended September 30, 1999 and 1998 is presented in the table below.

      --------------------------------------------------------------------------
      Short-Term Borrowings                              1999         1998
      --------------------------------------------------------------------------
                                                    (000's except percentages)
      Balance at September 30                        $112,355       $  1,000
      Average balance outstanding                    $ 40,239       $ 12,602
      Weighted-average interest rate
        As of September 30                               5.38%          5.75%*
        Paid during period                               5.26%          6.07%*
      ==========================================================================
      *The weighted-average interest rates have been adjusted to reflect the effect of an interest rate swap used to convert a variable rate borrowing to a fixed rate.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(cont'd)

      At September 30, 1999 and December 31, 1998, long-term FHLB advances totaled $27.6 million and $34.3 million, respectively. At September 30, 1999, long-term FHLB advances aggregating $5.0 million were single principal payments and are not repayable prior to maturity without penalty. Long-term FHLB advances aggregating $22.6 million were amortizing advances having scheduled payments, but may not be repaid in full prior to maturity without penalty.

      The Bank also had long-term borrowings of $204.8 million and $164.8 million in securities sold under agreements to repurchase as of September 30, 1999 and December 31, 1998, respectively. At September 30, 1999, these borrowings included $9.8 million having an original term of three years at an interest rate of 6.08 percent, and $195.0 million having original terms of between five and ten years at interest rates between 4.13 percent and
      5.67 percent that are callable on certain dates after an initial non-call period at the option of the counterparty to the repurchase agreement. As of September 30, 1999 and December 31, 1998, these borrowings were collateralized by securities with an aggregate amortized cost of $199.1 million and $147.9 million and estimated fair value of $192.6 million and $149.5 million, and certain mortgage related assets having an outstanding balance of $27.5 million and $24.4 million and an estimated fair value of $24.8 million and $22.0 million, respectively.

      At September 30, 1999 and December 31, 1998, the Company held 280,377 shares and 178,485 shares of capital stock in the FHLB with a carrying value of $28.0 million and $17.8 million, respectively, which is required in order to borrow under the short and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock purchased and certain other assets.

      The following tables are a summary of long-term debt, all of which are fixed rate, distributed based upon remaining contractual maturity and estimated expected option call date at September 30, 1999, with a comparative total for December 31, 1998:

      ----------------------------------------------------------------------------------------------------------------------
                                                            After 1
                                             Within        But Within           After             1999              1998
      Long Term Debt                         1 Year          5 Years           5 Years            Total             Total
      ----------------------------------------------------------------------------------------------------------------------
                                                                  (000's, except percentages)
      Contractual Maturity:
      Total long-term debt                $    18,635      $    25,595       $   188,134       $   232,364       $   199,115
      Weighted-average interest rate            6.05%            5.49%             5.13%             5.24%             5.30%

      Estimated Call Date:
      Total long-term debt                $    88,635      $   140,595       $     3,134       $   232,364       $   199,115
      Weighted-average interest rate            5.10%            5.31%             6.01%             5.24%             5.30%
      ======================================================================================================================

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(cont'd)

      On December 21, 1998, the Company distributed a ten percent stock dividend to shareholders of record on December 7, 1998. The weighted average shares outstanding and per share amounts for the three and nine months ended September 30, 1998 have been adjusted to reflect the stock dividend declared in the fourth quarter of 1998.

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

      The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At September 30, 1999, the Bank could pay dividends of $29.8 million to the Company without having to obtain prior regulatory approval.

      On April 21, 1999, the Company's Board of Directors authorized the repurchase of up to 350,000 shares, or approximately 2.2%, of the Company's outstanding common stock at that time. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 1999 as, in the opinion of management, market conditions may warrant. The Board of Directors approved the common stock repurchase program in view of the strong capital position of the Company and its bank subsidiary, Union State Bank, and to effectively manage and utilize its capital. Through September 30, 1999, the Company purchased 292,400 shares of treasury stock under the repurchase plan at an aggregate price of approximately $4.2 million.

11.   Income Taxes

      Tarrytowns, as a thrift institution, was subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(cont'd)

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

12    Commitments and Contingencies

      At September 30, 1999, the Company and Bank are committed under employment agreements with the Chairman, President and Chief Executive Officer ("CEO"), Senior Executive Vice President and Chief Credit Officer, and Senior Executive Vice President and Chief Financial Officer currently requiring an annual salary of $590,000, $185,000 and $185,000, respectively, annual bonus payments equal to six, one and one percent of net income (as defined) of the Company, respectively, under the Executive Incentive Bonus Plan; and annual stock option grants of 106,480 shares, 39,930 shares and 39,930 shares, respectively, issued at fair value (110 percent of fair value for incentive stock options if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant); and other benefits for the terms of the respective agreements. The CEO's employment agreement is for a five year term, expiring November 16, 2003, while the Senior Executive Vice Presidents' agreements are for three year terms, expiring November 16, 2001.

      The CEO's contract also requires minimum annual salary increases of $30,000. All of the agreements include change in control provisions, requiring certain payments, including three times annual salary and average bonus payments (as defined), in the event of a voluntary or involuntary termination connected with a change in control of the Company or Bank.

      At September 30, 1999, the Bank is committed under an employment agreement and consulting agreement with a Senior Vice President of the Bank and former Executive Vice President of Tarrytowns, and the former President of Tarrytowns, respectively. Under the employment agreement, the Bank will make payments of $165,000 per year for services to be performed for a period of three years. Under the consulting agreement, payments of $77,000 per year for services to be performed will be made for a period of three years. Both agreements were effective as of August 31, 1998. Payments under these agreements accelerate in the event of a change in control of the Company or Bank.

      Effective May 19, 1999, the Company adopted the Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the "Plan"). A Board member who has served for a period of fifteen years is eligible to receive benefits. The retiree shall be paid $2,000 per month for a period not to exceed ten years. In the event of death, after

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(cont'd)

      commencement of retirement payments but prior to the conclusion of the ten year payment period, the payments shall be paid to his or her spouse at a rate of 50% of the retirement payment over the remaining term of the retirement payment period, or through the date of the spouse's' death if it occurs prior to completion of his/her payment period. Alternatively, the retiree may choose a lump sum payment equivalent to the present value of $200,000, discounted based on an interest rate equal to the average ten-year advance rate from the Federal Home Loan Bank, for the thirty days prior to the said election. The Company has recorded a liability to provide the actuarial present value of payments expected to be made under the Plan. As of September 30, 1999, substantially all of the recorded liability relates to unamortized prior service cost, which is being amortized over the average remaining service period of the current directors. Benefit cost for the Plan for the period May 19, 1999 through September 30, 1999 was approximately $50,000.

      In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying consolidated financial statements. At September 30, 1999, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines, approximated $275.3 million and outstanding letters of credit totaled $27.4 million. Such amounts represent the maximum risk of loss on these commitments.

      In connection with its asset and liability management program, the Bank entered into a protected rate agreement ("cap") which has a remaining aggregate notional amount of $2.0 million at September 30, 1999. The premium paid in the amount of $85,000 was deferred and is being amortized over the five year life of the cap which expires in October 1999. Under the terms of the cap, the Bank will be reimbursed for increases in one-month LIBOR for any month during the term of the agreement in which such rate exceeds the "strike level" of 8.1875 percent. Interest rate cap agreements allow the Company to limit its exposure to unfavorable interest rate fluctuations over and above the "capped" rate. The purchased cap hedges income payments on floating rate mortgage-backed securities that have maximum lifetime interest rate caps. The Bank's risk of loss on the interest rate cap is equal to the unamortized premium paid to enter into this agreement.

      The Company also has the ability to enter into forward commitments to sell residential fixed mortgage loans to reduce market risk associated with originating and holding loans for sale. A risk associated with these commitments arises from the Company's potential inability to generate loans to fulfill the contracts. To control the risk associated with changes in interest rates, the Company may also use options to hedge loans closed and expected to close. No such contracts were outstanding at September 30, 1999.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

U.S.B HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(cont'd)

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

      General information required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is disclosed in the consolidated financial statements and accompanying notes thereto. The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, northern New Jersey and southern Connecticut. For the three and nine months ended September 30, 1999 and 1998, there is no customer that accounted for more than ten percent of the Company's revenue.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION

At September 30, 1999 the Company had total assets of $1,629.3 million, an increase of $340.5 million or 26.4% from December 31, 1998.

Total deposits increased $194.2 million for the nine month period ended September 30, 1999 to $1,152.8 million, which represents an 20.3 percent increase from December 31, 1998. Time deposits increased $100.2 million accounting for the greatest component of deposit increases. Time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, increased by $94.6 million as part of the Bank's overall leveraging strategy. Retail time deposits under $100,000 increased by $16.2 million, other time deposits over $100,000 decreased by $8.2 million and IRA and Keogh time deposit accounts decreased by $2.4 million. Savings deposits increased by $19.8 million, as the Company's "Golden Statement" and "Liquid Gold" accounts, which provide attractive yields for high balance accounts, continued to attract additional deposits. Demand deposits and money market accounts increased by $73.4 million and $2.0 million, respectively, due to increasing commercial relationships, advertising and promotions for retail business, and a temporary demand deposit of $35.2 million at September 30, 1999, while NOW accounts decreased by $1.2 million as customers utilized or moved funds into higher yielding accounts.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, of $628.0 million and $464.4 million at September 30, 1999 and December 31, 1998, respectively, consists of securities held to maturity at amortized cost of $195.7 million and $67.0 million, securities available for sale at estimated fair value totaling $404.2 million and $379.5 million, and FHLB stock of $28.0 million and $17.8 million at September 30, 1999 and December 31, 1998, respectively.

During the nine months ended September 30, 1999, U.S. Treasury and government agency obligations increased $117.9 million primarily due to purchases of U.S. Treasury notes of $13.0 million and $132.6 million in callable bonds, partially offset by sales and redemptions of securities totaling $25.0 million and a net decrease in the fair value of available for sale securities of $2.7 million. Mortgage-backed securities increased by $37.6 million primarily due to purchases of $107.7 million in fixed-rate and $36.8 million in floating-rate securities, which were partially offset by sales totaling $15.7 million, principal paydowns of $80.1 million, a net decrease in fair value of available for sale securities of $10.1 million and net premium amortization and discount accretion of $1.0 million. Mortgage-backed securities that are fixed-rate securities have expected weighted-average lives of less than ten years at the time of purchase. The Company's investment in obligations of states and political subdivisions, or municipal securities, decreased by $2.4 million principally due to maturities of $4.8 million that were partially offset by purchases of $2.4 million during the nine month period ended September 30, 1999. Municipal securities are considered core investments which are high yielding on a tax equivalent basis and have diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yield of such securities to other securities of comparable credit risk and maturity. The Company currently has $0.5 million in short-term corporate money market mutual funds and $0.4 million of equity investments mostly in financial institutions. Short-term to medium-term corporate debt securities, which are rated investment grade by nationally recognized credit rating organizations

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

FINANCIAL CONDITION (Cont'd)

and other equity investments have been and will continue to be evaluated for investment in the future.

The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities and through the averaging of investments in medium-term maturities.

At September 30, 1999, loans were $885.4 million, a net increase of $154.0 million or 21.1 percent over December 31, 1998. The primary increases of outstanding loan balances were $87.7 million in commercial mortgages, $21.1 million in time unsecured loans, $21.0 million in land acquisition and construction loans, $15.5 million in residential mortgages, and $12.5 million in time secured loans, offset by a net reduction of $3.8 million in all other loan categories. The Bank has approximately $275.3 million in formal credit lines and loan commitments outstanding at September 30, 1999. Management considers its liquid resources to be currently adequate to fund loans, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and participations, maturing securities, and principle payments of mortgage-backed securities.

The Bank's allowance for loan losses increased $1.3 million or 14.5 percent to $10.2 million at September 30, 1999, from $8.9 million at December 31, 1998. The allowance for loan losses represents 1.15 percent of gross loans outstanding at September 30, 1999, compared to 1.22 percent at December 31, 1998. The allowance reflects a provision of $1,610,000 and net charge-offs of $318,000 recorded thus far in 1999. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Bank's loan portfolio. In management's judgment, the allowance is considered adequate to absorb potential losses inherent in the loan portfolio.

During the nine months ended September 30, 1999, the Bank decreased the amount of outstanding short- and long-term advances with the Federal Home Loan Bank of New York by $6.8 million, while borrowings under repurchase agreements increased by $151.4 million. Overall, borrowings, as well as municipal deposits, increased to fund loan growth in excess of retail deposit growth and to fund leveraging strategies.

Stockholders' equity decreased to $96.3 million at September 30, 1999 from the December 31, 1998 balance of $97.4 million. The decrease primarily results from a reduction in accumulated other comprehensive income (loss) of $7.5 million, treasury stock purchases of $4.2 million, and common and preferred stock cash dividends of $3.2 million, partially offset by net income of $11.9 million for the nine month period ended September 30, 1999, and other equity transactions of $1.9 million. During the nine months ended September 30, 1999, the Company repurchased 295,279 shares of treasury stock, of which 292,400 shares were purchased under a repurchase plan authorized by the Company's Board of Directors on April 21, 1999.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

FINANCIAL CONDITION (Cont'd)

The Company's leverage ratio at September 30, 1999 was 7.38 percent, compared to
9.13 percent at December 31, 1998. The Company's Tier I and Total Capital Ratios under the risk-based capital guidelines were 12.61 percent and 13.66 percent at September 30, 1999 and 14.97 percent and 16.12 percent at December 31, 1998, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at September 30, 1999 and December 31, 1998.

RESULTS OF OPERATIONS

Earnings

Net income for the three and nine month periods ended September 30, 1999 was $4,428,000 and $11,886,000, or $0.27 and $0.72 per diluted common share, respectively. This compares to $10,000, or break-even per diluted common share, and $8,549,000, or $0.51 per diluted common share, for the three and nine month periods ended September 30, 1998, respectively. The three and nine month 1998 periods include expenses and a tax benefit, net of associated expenses, of $0.1 million and $1.9 million, respectively, as a result of the decision to liquidate U.S.B. Realty Corp., the Bank's real estate investment trust, in the second quarter of 1998, and merger related expenses, net of tax, of $3.2 million for both periods ("non-recurring items"). Excluding the effects of the non-recurring items in 1998, net income for the three and nine month periods ended September 30, 1999 increased $1.2 million or 35.5 percent and $2.1 million or 20.9 percent, respectively. On this basis, diluted earnings per common share increased $0.07 or 35.0 percent and $0.13 or 22.0 percent, respectively. The overall increase in earnings, excluding non-recurring items in 1998, primarily reflects an increase in net interest income and other income, partially offset by higher non-interest expenses, lower security gains, and a higher provision for loan losses. A discussion of the impact in the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and nine month periods ended September 30, 1999, net interest income increased 30.2 percent to $14.3 million from $11.0 million, and 21.1 percent to $38.6 million from $31.9 million, respectively, compared to the prior year periods. Net interest income increased in the current year period due to both volume increases of net average earning assets, and an increase in the net interest spread (yield on earning assets less cost of funds). For the three and nine months ended September 30, 1999, the net interest spread was 3.80 percent and 3.61 percent, respectively, compared to 3.64 and 3.57 percent in the same periods of 1998, respectively. On a tax equivalent basis, the net interest spread was 3.89 percent and 3.71 percent for the three and nine month periods ended September 30, 1999, compared to 3.75 percent and 3.70 percent for the comparable periods in 1998, respectively. Overall yields on interest earning assets decreased during the three and nine month periods ended September 30, 1999, as compared to the respective periods in 1998, while the cost

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

of funds decreased at a higher rate, resulting in a widening of the net interest spread. The decrease in asset yields is partially as a result of lower yields available on security investments and redemptions of callable agency and other securities at higher yields, as well as declining yields on loans due to increased competition and a decline in interest rates through the second quarter of 1999, before interest rates began to increase in the third quarter of 1999, as compared to respective periods in 1998. The cost of funds decreased due to the cost of deposits and interest rates on borrowings decreasing and non-interest bearing deposit accounts increasing in both periods, compared to the respective periods in 1998. The net interest margin increased to 3.88 percent from 3.75 percent and to 3.77 percent from 3.74 percent for the three and nine month periods ended September 30, 1999 and 1998, respectively, as a result of the widening net interest spread. On a tax equivalent basis, the net interest margin increased to 3.97 percent from 3.86 percent and to 3.87 percent from 3.86 percent for the three and nine months ended September 30, 1999 and 1998, respectively. The increase in the net interest margin on a tax equivalent basis in both the three and nine months comparable periods is partially offset by a lower proportion of tax exempt securities in the 1999 periods.

Provision for Loan Losses

The provision for loan losses increased $389,000 to $700,000 and increased $679,000 to $1,610,000 for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. Net charge-offs in the three and nine month periods ended September 30, 1999 totaled $152,000 and $318,000, respectively, compared to net charge-offs of $109,000 and $189,000 for the three and nine month periods ended September 30, 1998. The net charge-offs in all periods primarily relate to credit card loans. Nonaccrual loans were $1.9 million and $4.9 million, respectively, at September 30, 1999 and 1998, compared to $2.3 million at December 31, 1998. The increase in the provision for loan losses in the three and nine months ended September 30, 1999 primarily reflects the increasing loan portfolio, while credit quality has improved and non-performing assets decreased from prior year periods. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on an ongoing basis as an integral part of the loan function, which includes the identification of past due loans, the recognition of the current economic environment and the review of the historical loan loss experience. Management has taken a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio and believes that the allowance for loan losses at September 30, 1999 reflects the risk elements inherent in the total loan portfolio at that time. The changes in the provision charged to income and the allowance for loan losses reflects such uncertainties on an increasing loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

Non-Interest Income

Non-interest income for the three and nine months ended September 30, 1999 increased by $51,000 to $1,211,000 and decreased $94,000 to $3,961,000, respectively, compared to the same periods of 1998. The increase for the comparable three month period is primarily related to higher service charges and fees of $150,000, partially offset by a $68,000 decrease in other income and lower security gains of $31,000. The decrease for the comparable nine month periods is primarily related to a $564,000 decrease in security gains, partially offset by an increase of $371,000 in service charges and fees and other income of $99,000. Other income consists primarily of credit card fees, loan servicing income, letter of credit fees, loan prepayment penalties, wire transfer fees, safe deposit, and other fees.

Non-Interest Expense

Non-interest expense decreased $3,378,000 to $7,742,000 and $2,843,000 to $21,997,000 for the three and nine month periods ended September 30, 1999, respectively, from the comparable periods in 1998. The primary reason for the decrease in non-interest expense results from the merger related expenses ($4,190,000 in the three and nine months ended September 30, 1998) related to the acquisition of Tappan Zee and expenses related to the liquidation of U.S.B. Realty Corp. ($100,000 and $513,000 in the three and nine months ended September 30, 1998, respectively) incurred in the 1998 periods. Excluding the merger related and liquidation expenses, non-interest expense increased $912,000 (13.4%) and $1,860,000 (9.2%) due to increases in the cost of salaries and benefits, occupancy costs and business development expense to support the Bank's growth and expenses incurred in connection with the Company's Y2K project. Expense increases were partially offset by savings of approximately $0.4 million and $1.0 million for the three and nine months ended September 30, 1999, respectively, related to the merger of Tappan Zee and Tarrytowns Bank. The following discusses each component of non-interest expense.

Salaries and benefits, the largest component of non-interest expense, increased by $735,000, or 18.9 percent and $1,401,000 or 12.1 percent during the three and nine month periods ended September 30, 1999, compared to the previous year periods. The increases are partially offset by estimated merger related savings of $190,000 and $580,000 for the three and nine months ended September 30, 1999, respectively. The increases occurred due to additional personnel employed by the Bank to accommodate the increases in deposits and loans and their related services, and annual merit increases. In addition, employee benefits increased because of higher incentive compensation programs which are based upon the Company's net income and overall financial performance, higher payroll taxes during 1999 due to the higher salary base and increases in the cost of other employee benefit programs such as medical coverage, and tuition reimbursement.

Significant changes (in excess of 5 percent) in the other components of non-interest expense for the three and nine month periods ended September 30, 1999 compared to September 30, 1998, were due to the following:

o     Increase of $72,000 (5.6%), and $384,000 (10.7%), respectively, in occupancy and

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

      equipment expense. This increase is due principally to higher maintenance and depreciation expenses relating to the Bank's building and equipment facilities and computer related equipment to accommodate increased business volume, as well as additional space for corporate and administrative offices.

o     Increase of $64,000 (18.7%), and $206,000 (20.6%), respectively, in advertising and business development. The increase reflects increased emphasis on marketing, and the introduction of the Bank's ad campaign, "Do business with us, do better with us," as well as increased advertising expense for deposit and loan products and new branch promotions and other business development efforts.

o     Decrease of $67,000 (19.1%), and $472,000 (39.3%), respectively, in professional fees. The decrease results partially from merger related savings, lower loan related legal fees due to the improvement in credit quality of the loan portfolio, as well as a reduction in professional fees associated with the liquidation of U.S.B. Realty Corp. in 1998, partially offset by an increase in examination fees.

o     Increase of $23,000 (11.9%), and $11,000 (1.8%), respectively, in communications is due to an increase in telephone expenses resulting from increases in telephone lines and usage due to increases in office space and postage expense due to increased business volume.

o Increase of $2,000 and $14,000, respectively, in FDIC insurance premiums results from higher deposit balances.

o Decrease of $32,000 (4.7%) and $184,000 (8.8%), respectively, in other expenses, primarily results from lower foreclosure related expenses and branch charge-offs, as well as reductions due to efficiencies resulting from merger related savings.

Income Taxes

The effective tax rates for the three and nine month periods ended September 30, 1999 and 1998 were 37.4 and 98.6 percent, and 37.3 and 15.9 percent, respectively. Due to the non-recurring nature of the tax benefit associated with the U.S.B. Realty Corp. liquidation and merger related expenses incurred in connection with the acquisition of Tappan Zee, the tax provisions for the 1998 periods are computed based on the actual provision that would be incurred as of periods reported. The higher effective tax rate for the three months ended September 30, 1998 reflects a significant portion of merger related expenses that are not anticipated to be deductible for Federal and state income tax purposes. The lower effective tax rate for the nine months ended September 30, 1998 reflects lower Federal and state taxes as a result of tax benefits associated with the liquidation of U.S.B. Realty Corp., partially offset by the effects of non-deductible merger related expenses.

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

All significant IT and non-IT systems are vendor supported. Vendors have represented to the Company that all significant systems are or will be Y2K compliant. In particular, the Company's major core system software vendor has certified that its software is Y2K compliant. The Company has further determined which systems are mission critical, i.e., those systems that are critical to the Company's ability to operate and provide service to its customers without any interruption to the Company's normal business operations. Each of these systems have been certified or represented by its vendors that they are Y2K compliant. These systems include the IBM AS-400 computer, Kirchman D-3000 (core banking) system, ATM systems, Automated Clearing House (ACH) system, and CR (communications) system. The Company has completed a successful test of each mission critical system according to an overall Y2K testing plan. An additional IBM AS-400 computer has been leased to facilitate testing in a controlled production environment. As of September 30, 1999, all mission critical systems are Y2K compliant.

Testing of systems identified as significant but not mission critical, i.e. systems for which alternative processes are available but provide a significant level of efficiency have also been tested successfully for Y2K compliance.

The Company has also evaluated significant customers' Y2K readiness and/or progress toward Y2K compliance to evaluate the potential impact on the Company for their failure to remediate their Y2K issues. In this connection, the Company has designed a Y2K risk assessment process. Customers with potential Y2K issues have been identified and the Company has taken steps to mitigate the impact of such issues to the Company. In addition, the Company has implemented a loan policy which requires an evaluation of the Y2K status for each loan customer prior to approving a new loan or renewal of an existing loan. To the extent that these processes identified customers with potential Year 2000 issues, the Company estimated a range of appropriate reserves. As a result, the Company has allocated $500,000 to $1,000,000 of the allowance for loan losses at September 30, 1999 to provide for any loan losses that may occur as a consequence of the Y2K issue. The Company will continue to evaluate the impact of loan customers' Y2K status on the allowance for loan losses.

The Company has also evaluated the potential impact of the Y2K readiness of other significant vendors, particularly utility companies. To the Company's knowledge, the major utility companies serving the Company have made representations in their public documents that they believe the possibility of significant Y2K problems will be significantly reduced with the implementation of their Y2K plans. To mitigate a loss of electricity in any situation at its headquarters facility, the Company will have a generator installed, tested and operational before year end. The generator will have sufficient capacity to operate the entire headquarters facility at

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont'd)

full power.

The Company has engaged in a customer awareness program since the beginning of its Y2K project in 1997. The Company has conducted customer awareness seminars, provided numerous media messages and Year 2000 Readiness Disclosures through customer mailings, newspaper ads and quotes, the Bank's web site, customer and vendor mailings and branch distribution channels.

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

Excluding the allocation of the allowance for loan losses at September 30, 1999 for the potential impact of Y2K related issues on the loan portfolio, the Company's Y2K project costs expensed have been approximately $215,000 to date, including capital expenditures of approximately $140,000. The estimate of total expenditures for the Y2K project is approximately $0.5 million, of which $0.2 million are capital expenditures. Other than capital expenditures, costs are expensed as incurred. Y2K project costs will be funded through normal operating cash flow. The cost of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. No major IT projects have been deferred due to the Company's Y2K efforts.

The Company will continue to evaluate all issues with respect to the Y2K problem to minimize the impact on its operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk at December 31, 1998 were previously reported in the Company's 1998 Annual Report and Form 10-K. There have been no material changes in the Company's market risk exposures at September 30, 1999 compared to December 31, 1998. Interest rate risk continues to be the Company's primary market risk exposure since substantially all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively. However, as disclosed in the Notes to Consolidated Financial Statements (Unaudited), an interest rate contract is in place to manage the Company's interest rate exposure. The Company has not entered into any new derivative financial instruments during the nine months ended September 30, 1999.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at September 30, 1999 as compared to December 31, 1998. The changes in the composition of the Company's assets and liabilities for the nine months ended September 30, 1999 as reported in the Management's Discussion and Analysis of Financial Condition and Results of Operations have not materially affected the Company's overall interest rate risk profile at September 30, 1999 as compared to December 31, 1998. The Company's "Static Gap" at September 30, 1999 has not changed materially from December 31, 1998. If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

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

(10)(e)       Registrant's 1993 Incentive Stock Option Plan.*

(10)(f) Registrant's Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (incorporated herein by reference from Registrant's 1993 10-K, Exhibit (10)(d )).

Exhibit No.   Exhibit
-----------   -------

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

(10)(p) Amendment No. 1 to the Tappan Zee Financial, Inc. Employee Stock Option Plan for Officers and Employees (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "Tappan Zee 1997 10-K"), Exhibit 10.1.1).

(10)(q) Amendment No. 2 to the Tappan Zee Financial, Inc. Employee Stock Option Plan for Officers and Employees (incorporated herein by reference to Exhibit A to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1997 Annual Meeting of Shareholders (the " Tappan Zee 1997 Proxy Statement").

Exhibit No.   Exhibit
-----------   -------

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

(10)(s) Amendment No. 1 to the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).

(10)(t) Amendment No. 2 to the Outside Director Option Plan (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

10)(u) Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Officers and Employees ("Employee RRP") (incorporated herein by reference to Exhibit B to the Tappan Zee 1996 Proxy Statement).

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

Exhibit No.   Exhibit
-----------   -------

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

10)(ff)       Employment Agreement by and between Tarrytowns Bank, FSB and Harry
              G. Murphy, dated effective as of August 31, 1998 (incorporated herein by reference to the September 30, 1998 10-Q, Exhibit
              (10)(cc)).

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

(10)(ii) Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and James D. Haralambie, effective as of June 23, 1997 (incorporated herein by reference to the U.S.B. Holding Co., Inc. 1998 10-K, Exhibit (10)(17)).

(10)(jj) Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc. and recipients of stock options granted pursuant to the Tappan Zee Financial, Inc. Employee Option Plan for Officers and Employees and the Tappan Zee Financial, Inc. Stock Option Plan for Outside Directors (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

(10)(kk) Forms of Restricted Stock Award Notices to award recipients, pursuant to the Employee RRP and the Outside Director RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

(10)(ll) Registrant's Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Exhibit (10) (11)).

Exhibit No.   Exhibit
-----------   -------

(11)          Computation of earnings per share.*

(27)          Financial Data Schedule.*

*Filed Herewith.

(B) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 12, 1999.

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