Form 10-K405
period 1999-12-31
USB HOLDING CO INC
filed 2000-03-29
CIK 707805

USB
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission File number 1-12811

                            U.S.B. HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)

                              --------------------

           Delaware                                     36-3197969
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Dutch Hill Rd., Orangeburg, New York                     10962
----------------------------------------        ------------------------------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (914) 365-4600

           Securities registered pursuant to Section 12(b) of the Act:

                                                             Name of each
          Title of each                                       exchange on
              Class                                        which registered
         -----------------                             -----------------------
  Common Stock ($0.01 par value)                       New York Stock Exchange

                              --------------------

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

           Class                            Outstanding at February 29, 2000
           -----                            -------------------------------
       Common Stock                                15,870,607 Shares
    ($0.01 par value)

The aggregate market value on February 29, 2000 of voting stock held by non-affiliates of the Registrant was approximately $130,309,472.

Documents incorporated by reference:

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference in Part II of this report.

Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

      U.S.B. Holding Co., Inc. (the "Company"), a Delaware corporation incorporated in 1982, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, which provides financial services through its wholly-owned subsidiaries. The Company and its subsidiaries derive substantially all of their revenue and income from providing banking and related financial services, primarily to customers in Rockland and Westchester Counties, New York.

      Union State Bank (the "Bank"), the Company's commercial banking subsidiary, is a New York chartered commercial bank established in 1969. The Bank offers a wide range of banking services to individuals, municipalities, corporations, and small and medium-size businesses through its 22 retail banking facilities located in Rockland and Westchester counties. The Bank also has a residential mortgage loan office and private banking facility located in Rockland County, and a limited branch office located in Westchester County. The Bank's corporate offices are located in Rockland County. The Bank's products and services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial, personal, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs) and has a remote
(PC) banking service. The deposits of the Bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act of 1950, as amended ("FDIA").

      Tarrytowns Bank, FSB ("Tarrytowns") was acquired by the Company on August 31, 1998 as a result of its merger with Tappan Zee Financial, Inc., Tarrytowns' parent company. Tarrytowns was merged with and into the Bank on April 30, 1999. Tarrytowns also provided a wide range of services, similar to that of the Bank. Tarrytowns was a federally chartered thrift institution located in Tarrytown, New York. Tarrytowns' deposits were insured to the extent permitted by law pursuant to the FDIA.

      In 1996, the Bank formed a wholly-owned subsidiary, U.S.B. Realty Corp. ("Realty Corp."), a Real Estate Investment Trust, primarily for the purpose of acquiring and managing a portfolio of loans collateralized by real estate and other investment securities previously owned by the Bank. Realty Corp. was dissolved on October 29,1998.

      In 1997, the Bank established two nonbank wholly-owned subsidiaries. Dutch Hill Realty Corp. owns and operates certain real estate acquired in foreclosure from the Bank. U.S.B. Financial Services, Inc. began to offer sales of various financial products, such as mutual funds, stocks and bonds, annuities and life insurance in 1999. Such sales are offered through an arrangement with a third party brokerage and insurance firm specializing in bank financial product sales.

      TPNZ Preferred Funding Corporation, a wholly-owned subsidiary of the Bank (formerly of Tarrytowns), is a Real Estate Investment Trust formed in 1998 to manage certain mortgage-backed and other securities, and mortgage loans previously owned by the Bank and Tarrytowns.

      In February 1997, the Company established Union State Capital Trust I, a Delaware business trust, solely for the purpose of issuing trust capital securities. See Note 10 to the Consolidated Financial Statements.

      The Company has a nonbank subsidiary, Ad Con, Inc., whose purpose is to provide advertising services for the Bank. Ad Con, Inc. does not expect to provide services to other banks in the near future.

Employees

      As of December 31, 1999, the Company employed a total of 266 full-time and 34 part-time employees. The Company and its subsidiaries provide a variety of benefit plans, including group life, health and stock ownership plans. Management considers its employee relations to be satisfactory.

Competition

      The Bank's main office and thirteen of its branch offices are currently located in Rockland County, New York. Eight of the Bank's branch offices are located in Westchester County, New York. The Bank also has a residential mortgage loan office and private banking facility located in Rockland County, and a limited branch office that closes loans and disburses funds in Tarrytown, New York. The Company's current deposits constitute a market share that are approximately 14.2 percent and 1.6 percent of Rockland and Westchester deposits, respectively.

      The Bank is the largest independent bank headquartered in Rockland County and has been successful in penetration of the Westchester market. The Bank believes it is able to attract and retain customers because of its knowledge of its local markets, and the ability of its professional staff to provide a high degree of service to its customers. Within its market area, the Bank encounters competition from many other financial institutions offering comparable products. These competitors include other commercial banks (both locally based independent banks and local offices of major New York City commercial banks) and savings banks, as well as mortgage bankers, savings and loan associations and credit un-

--------------------------------------------------------------------------------

ions. In addition, the Bank experiences competition in marketing some of its services from the local operations of insurance companies, brokerage firms and other financial institutions.

      The Company expects to continue to expand by opening new retail branches, enhancing computerized and telephonic delivery channels, and expanding loan originations in its market area. Acquisitions of other smaller financial institutions and branches will be considered to supplement growth in the Company's present markets and in contiguous markets. Acquisitions of other nonbank financial institutions will also be considered to expand the Company's product offerings.

Supervision and Regulation

      The references under this heading to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

      The Company, as a "bank holding company" under the Bank Holding Company Act of 1956 (the "BHC Act"), is regulated and examined by the Board of Governors of the Federal Reserve System (the "FRB") and is required to file with the FRB an annual report and such other information as may be required. The BHC Act restricts the business activities and acquisitions that may be engaged in or made by the Company. The FRB may make examinations of the Company and has the authority (which it has not exercised) to regulate provisions of certain bank holding company debt. The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank that is not already majority-owned. Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. A national or state bank may also establish a de novo branch out of state if such branching is expressly permitted by the other state.

      The BHC Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is engaging in, or acquiring shares of a company engaged in, activities found by the FRB, by order or regulations, to be so closely related to banking or the management of banks as to be a proper incident thereto. Activities determined by the FRB to be so closely related to banking within the meaning of the BHC Act include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The FRB also has determined that under the BHC Act certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance unrelated to credit transactions, are not closely related to banking and therefore are not a proper incident thereto.

      Rules effective April 21, 1997, remove tying restrictions on bank holding companies and their nonbank subsidiaries and create exceptions from statutory restrictions on bank tying arrangements to allow banks greater flexibility in packaging their products with affiliates. These rules also streamline the bank acquisition application process for "well managed," "well capitalized" institutions, with satisfactory or better Community Reinvestment Act records.

      Historically, the BHC Act has restricted the business activities and acquisitions that may be engaged in or made by the Company. The recent enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which became effective on March 11, 2000, permits bank holding companies to elect to be treated as "financial holding companies." If the Company should elect to become a financial holding company, the business activities and acquisitions or investments that may be engaged in will be significantly expanded. A financial holding company is authorized to engage in any activity that is financial in nature or incidental to an activity that is financial in nature or is a complementary activity. These activities include insurance, securities transactions and traditional banking related activities. The GLB Act also authorizes a state bank to have a financial subsidiary that engages, as a principal, in the same activities that are permitted for a financial subsidiary of a national bank if the state bank meets eligible criteria and special conditions for maintaining the financial subsidiary. The GLB Act designates the Federal Reserve Board as the umbrella supervisor of financial holding companies and adopts a system of functional regulation where the primary regulation is determined by the nature of the activity rather than the type of institution. If the Company should elect to become a financial holding company, the Company may be subject to supervision from different governmental agencies. As of the date hereof, the Company has made no determination to elect to be treated as a financial holding company and, accordingly, will still be subject to the Bank Holding Company Act.

      The Company is a legal entity separate and distinct from its subsidiaries. The ability of holders of debt and equity securities of the Company to benefit from the

--------------------------------------------------------------------------------

distribution of assets from any subsidiary upon the liquidation or reorganization of such subsidiary is subordinate to prior claims of creditors of the subsidiary (including depositors in the case of banking subsidiaries), except to the extent that a claim of the Company as a creditor may be recognized.

      There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary banks, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 1999, the Bank could have declared additional dividends of approximately $32.1 million to the Company without prior regulatory approval.

      Under the policy of the FRB, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, any subordinated loans by the Company to the Bank would also be subordinate in right of payment to depositors and obligations to general creditors of such subsidiary bank.

      The Bank is organized under the Banking Law of the State of New York. Its operations are subject to Federal and State laws applicable to commercial banks and to extensive regulation, supervision and examination by the Superintendent of Banks and the Banking Board of the State of New York, as well as by the Federal Deposit Insurance Corporation ("FDIC"), as its primary Federal regulator and insurer of deposits. The New York Superintendent of Banks and the FDIC examine the affairs of the Bank for the purpose of determining its financial condition and compliance with laws and regulations.

      The New York Superintendent of Banks and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies whether by the FDIC, Congress, the New York Superintendent of Banks or the New York Legislature could have a material adverse impact on the Bank.

      The Company is subject to risk-based capital and leverage guidelines issued by the FRB. The Bank , whose deposits are insured by the FDIC, are subject to similar guidelines. These guidelines are utilized to evaluate capital adequacy. The regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 1999, the Bank was classified as "well-capitalized" for regulatory purposes. See "Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 12 to the Consolidated Financial Statements.

      Federal laws and regulations also limit, with certain exceptions, the ability of banks to engage in activities or make equity investments that are not permissible for national banks. The Company does not expect such provisions to have a material adverse effect on the Bank or the Company.

Government Monetary Policies and Economic Controls

      The earnings and growth of the banking industry, the Company and the Bank are affected by general economic conditions, as well as by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Its policies are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.

      In view of changing conditions in the national economy and the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made by the Company as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and the Bank.

ITEM 2. PROPERTIES

      The main office of the Company and the Bank, including the Executive Offices, Finance, Commercial and Consumer Loan, Loan Administration, Legal, Compliance, Human Resources, Internal Audit, Operations Center, Transit and Data Processing Departments, and Marketing Departments, is located at its Corporate Headquarters which is owned by the Bank at 100 Dutch Hill Road, Orangeburg, New York. The Bank's main branch is located at 46 College Avenue, Nanuet, New York in premises that are leased by the Bank. The Bank also has a limited purpose branch located at 660 White Plains Road in Tarrytown, New York that may originate loans and disburse funds, and a residential mortgage loan office and private banking facility located in Nanuet, New York. Both of these locations are leased. The Company also owns other real property in Orange County, New York, which is in contract to be sold.

--------------------------------------------------------------------------------

      In addition to the main office in Nanuet, the Bank operates thirteen retail banking branches in Rockland County, New York: 270 South Little Tor Road, New City; 87 Route 59, Monsey; 115 South Main Street, New City; 45 Kennedy Drive, Spring Valley; 35 South Liberty Drive, Stony Point; One Broadway, Haverstraw; Route 9W and Railroad Avenue, West Haverstraw; 338 Route 59, Central Nyack; 230 North Middletown Road, Pearl River; 747 Chestnut Ridge Road, Chestnut Ridge; 7 College Avenue, Nanuet; 65 Dutch Hill Road, Orangeburg; and 59 Route 59, Suffern. The premises of the Little Tor Road, Spring Valley, Central Nyack, Chestnut Ridge, Nanuet and Orangeburg branch offices are leased, while the other Rockland branch offices are owned by the Bank. The Bank also operates eight retail banking branches in Westchester County, New York: 131 Central Avenue, Tarrytown; 75 North Broadway, Tarrytown; 299 Bedford Road, Bedford Hills; and 3000 East Main Street, Peekskill, which are owned, and leased locations at 76 Virginia Road, North White Plains; 88 Croton Avenue, Ossining; 60 Mitchell Place, White Plains; and 28 Le Count Place, New Rochelle. In January 2000, the Bank acquired a building located at 4 North Main Street, Spring Valley, New York, which will be utilized as a banking branch and community business center with additional space available for lease.

      The Bank has made an application, which has been approved by the New York State Banking Department, to close its 7 College Avenue branch and plans to close such office in April 2000. Customers of this office will be serviced by the Bank's main branch. In addition, the Residential Mortgage Loan office will be relocated to the Bank's Corporate headquarters facility in April 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information and Holders

      The Company's common stock was held of record as of February 29, 2000 by approximately 1,400 registered stockholders and has been listed on the New York Stock Exchange since December 28, 1999. Prior to such listing, the Company's common stock was traded on the American Stock Exchange since April 16, 1997, and prior to that sporadically in the over-the-counter market and in private transactions.

      The common stock price information that follows is based on transactions as reported by the New York Stock Exchange since December 28, 1999, and the American Stock Exchange through December 27, 1999. Prices quoted by the New York Stock Exchange or the American Stock Exchange are as follows:

--------------------------------------------------------------------------------
                                                1999              1998
                                            High      Low     High      Low
--------------------------------------------------------------------------------
First Quarter                            $ 16.13  $ 14.00  $ 23.64  $ 17.95
Second Quarter                             15.31    13.44    22.78    17.95
Third Quarter                              16.75    13.50    19.09    12.27
Fourth Quarter                             16.75    14.31    17.19    12.39
First Quarter 2000, through
      February 29, 2000                    15.63    14.06
--------------------------------------------------------------------------------

Dividends

      The Board of Directors of the Company has adopted a policy of paying quarterly cash dividends to holders of its common stock. In 1999, quarterly cash dividends of $0.06 per share were paid to stockholders of record on March 31, and $0.07 per share to stockholders of record on June 30, September 30, and December 31. In 1998, quarterly cash dividends were paid as follows: $0.052 to stockholders of record on March 31; $0.056 per share to stockholders of record on June 30; and $0.055 to stockholders of record on September 30 and December 31.

      A stock dividend of 10 percent was declared by the Company for stockholders of record on December 7, 1998, and distributed on December 21, 1998. In addition, a two-for-one stock split in the form of a 100% stock dividend was declared for stockholders of record on December 15, 1997, and distributed on December 24, 1997.

      Under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan"), which has been suspended since 1996, participants were permitted to reinvest cash dividends in common stock at 100 percent of the current market price (as determined under the Plan). In the third quarter of 1994, a stock purchase feature of the Plan was added to allow stockholders to purchase at fair market value up to $2,500 of common stock per quarter.

      Any funds that the Company may require in the future to pay cash dividends, as well as various Company expenses, are expected to be obtained by the Company

--------------------------------------------------------------------------------

chiefly in the form of cash dividends from the Bank and secondarily from the issuance of stock under Director and Employee Stock Option Plans. The ability of the Company to declare and pay dividends in the future will depend not only upon its future earnings and financial condition, but also upon the future earnings and financial condition of the Bank and its nonbank subsidiaries and upon the ability of the Bank to transfer funds to the Company in the form of cash dividends and otherwise. The Company is a separate and distinct legal entity from its subsidiaries. The Company's right to participate in any distribution of the assets or earnings of its subsidiaries is subject to prior claims of creditors of the subsidiaries.

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

      The payment of dividends by the Company may also be limited by the Federal Reserve Board's capital adequacy and dividend payment guidelines applicable to bank holding companies (see Item 1 - Business-Supervision and Regulation). Under these guidelines, the Company may not pay any dividends on shares of the Company's common stock until such time as its debt to equity ratio (as defined, including long-term debt qualifying as capital) is below 30 percent.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this Item is incorporated by reference from the table entitled "Selected Financial Data" of the Company's 1999 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this Item is incorporated by reference from the Company's 1999 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated by reference from the Company's 1999 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is incorporated by reference from the Company's 1999 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      The information required by Items 10, 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders that will be filed with the Commission not later than 120 days after December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(A) Documents Filed as a Part of this Report:

1. and 2. Financial Statements and Schedules

      The following financial statements and schedules of the Company and its subsidiaries are incorporated in Item 8 by reference from the Company's 1999 Annual Report to Stockholders:

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED STATEMENTS OF CONDITION, DECEMBER 31, 1999 AND 1998

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Supplemental Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and the Notes thereto.


3. EXHIBITS

Exhibit
   No.    Exhibit

(3)(a) Amended and Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Exhibit ((3)(a)).

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

(10)(b) Agreement of Employment dated as of November 16, 1998 between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's 1998 10-K, Exhibit (10)(b)).

(10)(c) Agreement of Employment dated as of November 16, 1998 between the Company and the Bank and Steven T. Sabatini (incorporated herein by reference to Registrant's 1998 10-K, Exhibit (10)(c)).

(10)(d) Registrant's 1984 Incentive Stock Option Plan (incorporated herein by reference from Form S-8 Registration Statement (file No. 2-90674),
          Exhibit 28 (b)).

(10)(e) Registrant's 1993 Incentive Stock Option Plan (incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 ("1999 Third Quarter 10-Q"), Exhibit
          (10)(e)).

(10)(f) Registrant's Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit
          (10)(d)).

(10)(g) Registrant's Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference from Registrant's Form S-3 Registration Statement (file No. 33-72788)).

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

--------------------------------------------------------------------------------

(10)(n) Stock Option Agreement, dated as of March 6, 1998, between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K dated as of March 6, 1998).

(10)(o) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Employees Stock Option Plan") (incorporated herein by reference to Exhibit B to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1996 Annual Meeting of Shareholders ("Tappan Zee 1996 Proxy Statement")).

(10)(p) Amendment No. 1 to the Employees Stock Option Plan (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("Tappan Zee 1997 10-K"), Exhibit 10.1.1).

(10)(q) Amendment No. 2 to the Employees Stock Option Plan (incorporated herein by reference to Exhibit A to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1997 Annual Meeting of Shareholders ("Tappan Zee 1997 Proxy Statement")).

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

(10)(y) Amendment No. 1 to the Outside Directors RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.4.1).

(10)(z) Amendment No. 2 to the Outside Directors RRP (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy Statement).

(10)(aa) Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee Financial, Inc. and Certain Affiliates (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 ("Tappan Zee 1996 10-K"),
          Exhibit 10.7).

(10)(bb) Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1 (file No 33-94128) filed on June 30, 1995, as amended ("Tappan Zee Registration Statement"), Exhibit 10.7).

(10)(cc)  Consulting Agreement by and between Tarrytowns Bank, FSB and Stephen
          C. Byelick, dated effective as of August 31, 1998 (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 ("1998 Third Quarter 10-Q"), Exhibit
          (10)(dd)).

(10)(dd) Employment Agreement by and between Tarrytowns Bank, FSB and Harry G. Murphy, dated effective as of August 31, 1998 (incorporated herein by reference to the 1998 Third Quarter 10-Q, Exhibit (10)(cc)).

(10)(ee) Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and Christina Vidal, effective as of October 5, 1995 (incorporated herein by reference to the Tappan Zee 1996 10-K,
          Exhibit 10.15).

(10)(ff) Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and James D. Haralambie effective as of June 23,1997 (incorporated herein by reference to Registrant's 1998 10-K, Exhibit (10)(17)).

(10)(gg) Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc., and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K , Exhibit 10.16).

(10)(hh) Forms of Restricted Stock Option award Notices to award recipients, pursuant to the Employee RRP and the Outside Directors RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.17).

(10)(ii) Registrant's Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, (Exhibit
          (10)(ll)).

--------------------------------------------------------------------------------

(10)(jj) Amendment Number 1 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated January 27, 1995.*

10(kk) Amendment Number 2 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated May 17, 1995.*

10(ll) Amendment Number 3 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated January 1, 1996.*

10(mm) Amendment Number 4 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated November 20, 1996.*

10(nn) Amendment Number 5 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) effective as of September 30, 1999.*

10 (oo) Amendment Number 6 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated August 24, 1999.*

(11)      Computation of earnings per common share.*

(13) Registrant's Annual Report to Stockholders for the year ended December 31, 1999* (portions incorporated herein by reference to Form 10-K).

(21)      Subsidiaries of the Registrant.*

(23)      Consent of Deloitte & Touche LLP.*

(27)      Financial Data Schedule.*

(99) Opinion of KPMG Peat Marwick LLP, dated April 28, 1998, related to the Consolidated Financial Statements of Tappan Zee Financial, Inc. as of March 31, 1998 and for the year then ended, which financial statements are not separately included or incorporated herein.*

          * Filed Herewith

(B) Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

--------------------------------------------------------------------------------

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2000.

                                          U.S.B. HOLDING CO., INC.

                                          /s/ THOMAS E. HALES
                                          -------------------------------------
                                          By:   Thomas E. Hales,
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 15, 2000.


/s/ THOMAS E. HALES                         /s/ STEVEN T. SABATINI
-------------------------------------       ------------------------------------
Thomas E. Hales, Chairman of the            Steven T. Sabatini, Senior Executive
Board, President and Chief Executive        Vice President, Chief Financial
Officer and Director                        Officer and Assistant Secretary


/s/ RAYMOND J. CROTTY                       /s/ MICHAEL H. FURY
-------------------------------------       ------------------------------------
Raymond J. Crotty, Senior Executive         Michael H. Fury, Esq., Secretary
Vice President, Chief Credit Officer,       and Director
Assistant Secretary and Director


/s/ EDWARD T. LUTZ                          /s/ HERBERT PECKMAN
-------------------------------------       ------------------------------------
Edward T. Lutz, Director                    Herbert Peckman, Director


/s/ KEVIN J. PLUNKETT                       /s/ HOWARD V. RUDERMAN
-------------------------------------       ------------------------------------
Kevin J. Plunkett, Director                 Howard V. Ruderman, Director


/s/ KENNETH J. TORSOE
-------------------------------------
Kenneth J. Torsoe, Director

Consolidated Statements of Condition
December 31, 1999 and 1998
U.S.B. Holding Co., Inc.

------------------------------------------------------------------------------------------------------------------------------------

                                                                              (000's, except share data)

ASSETS                                                                          1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                     $    40,111    $    23,660

Federal funds sold                                                               28,200         45,500
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                        68,311         69,160

Interest bearing deposits in other banks                                            543          1,877

Securities:

    Available for sale (at estimated fair value)                                398,939        379,514

    Held to maturity (estimated fair value of $181,458 in 1999
      and $70,284 in 1998)                                                      187,411         67,019

Loans held for sale                                                                  --          3,283

Loans, net of allowance for loan losses of $10,687 in 1999
    and $8,889 in 1998                                                          916,816        719,196

Premises and equipment, net                                                      10,624         11,210

Accrued interest receivable                                                      10,194          7,161

Other real estate owned (OREO)                                                       34            415

Federal Home Loan Bank of New York stock                                         34,139         17,849

Other assets                                                                     19,360         12,128
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $ 1,646,371    $ 1,288,812
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Liabilities:

Non-interest bearing deposits                                               $   169,361    $   137,270

Interest bearing deposits                                                       972,388        821,370
------------------------------------------------------------------------------------------------------------------------------------

Total deposits                                                                1,141,749        958,640

Accrued interest payable                                                          6,166          4,529

Dividend payable                                                                  1,132            958

Accrued expenses and other liabilities                                            7,003          7,131

Securities sold under agreements to repurchase                                  285,780        165,780

Federal Home Loan Bank of New York advances                                      87,995         34,335
------------------------------------------------------------------------------------------------------------------------------------

Total                                                                         1,529,825      1,171,373
------------------------------------------------------------------------------------------------------------------------------------

Corporation-Obligated mandatory redeemable capital securities
     of subsidiary trust                                                         20,000         20,000

Minority-interest junior preferred stock of consolidated subsidiary                 135             --

Commitments and contingencies (Notes 6, 11 and 16)

Stockholders' equity:

Preferred stock, no par value

      Authorized shares: 100,000; no shares outstanding                              --             --

Common stock, $0.01 par value

      Authorized shares: 50,000,000 in 1999 and 30,000,000 in 1998

      Issued shares: 16,383,980 in 1999 and 16,165,175 in 1998                      164            162

Additional paid-in capital                                                       98,926         96,919

Retained earnings                                                                13,875          1,513

Treasury stock at cost, 499,707 shares in 1999 and 201,628 shares in 1998        (6,464)        (2,223)

Common stock held for benefit plans                                              (1,490)        (1,628)

Deferred compensation obligation                                                    748            675

Accumulated other comprehensive (loss) income                                    (9,348)         2,021
------------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                       96,411         97,439
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 1,646,371    $ 1,288,812
====================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Income
For the Years Ended December 31, 1999, 1998 and 1997
U.S.B. Holding Co., Inc.

------------------------------------------------------------------------------------------------------------------------------------
                                                                        (000's, except share data)
                                                                   1999            1998            1997
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                 $     68,641    $     58,735    $     52,732
Interest on federal funds sold                                    1,277           1,595           1,101
Interest and dividends on securities:
      U.S. Treasury and government agencies                       8,567           6,383          10,305
      Mortgage-backed securities                                 23,599          19,448          12,047
      Obligations of states and political subdivisions            2,996           3,157           3,261
      Corporate securities and other                                 63              58              63
Interest on deposits in other banks                                  34              68              55
Dividends on Federal Home Loan Bank of New York stock             1,640           1,098             572
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                           106,817          90,542          80,136
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits                                             36,813          38,180          35,200
Interest on borrowings                                           15,203           7,282           4,814
Interest on Corporation - Obligated mandatory redeemable
      Capital securities of subsidiary trust                      1,952           1,952           1,771
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                           53,968          47,414          41,785
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                              52,849          43,128          38,351
Provision for loan losses                                         2,285           1,239           2,362
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses              50,564          41,889          35,989
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges and fees                                          3,340           2,756           2,695
Other income                                                      1,366           1,276           1,122
Gain on securities transactions - net                               588           1,382           1,113
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                         5,294           5,414           4,930
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
Salaries and employee benefits                                   16,918          15,593          13,203
Occupancy and equipment expense                                   5,402           4,838           4,175
Advertising and business development                              1,619           1,243           1,119
Professional fees                                                   960           1,440           1,640
Communications                                                      832             814             733
Stationery and printing                                             635             609             502
FDIC insurance                                                      186             166             152

OREO (income) expense - net                                         (72)            (82)            183
Other expenses                                                    2,793           2,911           2,691
Merger related expenses                                              --           4,390              --
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest expenses                                      29,273          31,922          24,398
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       26,585          15,381          16,521

Provision for income taxes                                        9,900           3,372           5,022
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $     16,685    $     12,009    $     11,499
====================================================================================================================================

BASIC EARNINGS PER COMMON SHARE                            $       1.05    $       0.77    $       0.75
====================================================================================================================================

DILUTED EARNINGS PER COMMON SHARE                          $       1.01    $       0.72    $       0.69
====================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES                               15,879,730      15,493,765      15,331,962
====================================================================================================================================

ADJUSTED WEIGHTED AVERAGE COMMON SHARES                      16,528,215      16,550,236      16,628,882
====================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
U.S.B. Holding Co., Inc.

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           (000's)
                                                                                                1999         1998          1997
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                 $  16,685    $  12,009    $  11,499
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                  2,285        1,239        2,362
    Depreciation and amortization                                                              1,931        1,747        1,546
    Amortization/accretion of premiums (discounts) on securities - net                         1,296          754          272

    Merger expenses (paid) not yet paid                                                       (1,386)       1,830           --

    Deferred income taxes                                                                     (1,059)      (1,589)      (1,634)

    Gain on securities transactions - net                                                       (588)      (1,327)      (1,113)

    Tappan Zee Financial, Inc. fiscal year conversion                                             --         (334)          --
    Noncash benefit plan expense                                                                 365          510          419

Origination of loans held for sale                                                              (481)      (3,289)      (1,254)
Proceeds from sales of loans held for sale                                                        --           --        1,129

(Increase) decrease in accrued interest receivable                                            (3,033)         873       (1,436)
Increase in accrued interest payable                                                           1,637          864        1,770

Other - net                                                                                    3,322       (1,925)        (100)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                     20,974       11,362       13,460
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                          41,428       94,443      144,601
Proceeds from principal paydowns, redemptions and maturities of:
    Securities available for sale                                                             90,300      118,078       43,898
    Securities held to maturity                                                               17,637       77,246       19,980
Purchases of securities available for sale                                                  (171,370)    (283,214)    (244,942)

Purchases of securities held to maturity                                                    (138,048)     (12,161)     (93,744)

Purchases of Federal Home Loan Bank of New York stock                                        (16,290)      (3,183)      (9,754)
Net decrease (increase) in interest bearing deposits in other banks                            1,334          524         (864)
Loans originated, net of principal collections and charge-offs                              (196,316)    (106,937)     (65,211)

Purchases of premises and equipment - net                                                     (1,334)      (2,063)      (1,766)
Proceeds from sales of OREO                                                                      641        1,884        1,514
------------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                      (372,018)    (115,383)    (206,288)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits, NOW, money market
    and savings accounts                                                                      56,875      106,511       22,164

Increase (decrease) in time deposits, net of withdrawals and maturities                      126,234      (50,659)     100,017
Net increase (decrease) in securities sold under agreements to repurchase
    - short-term                                                                             110,000      (33,863)       5,438
Net increase (decrease) in Federal Home Loan Bank of New York advances
    - short-term                                                                              66,355      (35,000)      30,000
Proceeds from securities sold under agreements to repurchase - long-term                      50,000      125,000       39,780

Repayment of securities sold under agreements to repurchase - long-term                      (40,000)          --           --
Proceeds from Federal Home Loan Bank of New York advances - long-term                             --       21,935           --

Repayment of Federal Home Loan Bank of New York advances - long-term                         (12,695)     (11,760)      (1,107)
Net proceeds from issuance of Corporation - Obligated mandatory redeemable
    capital securities of subsidiary trust                                                        --           --       18,810
Proceeds from sale (redemption) of junior preferred stock of consolidated
    subsidiary, net                                                                              135         (137)         137
Redemption of preferred stock                                                                     --           --       (3,250)

Cash dividends paid                                                                           (4,323)      (3,492)      (2,794)
Proceeds from issuance of common stock and related tax benefit of stock options                1,855        3,598          231
Proceeds from sale of treasury stock                                                              --            1          469

Purchase of treasury stock                                                                    (4,241)      (1,358)      (1,095)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                    350,195      120,776      208,800
------------------------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                (849)      16,755       15,972
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                  69,160       52,405       36,433
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                     $  68,311    $  69,160    $  52,405
====================================================================================================================================
Supplemental Disclosures:
------------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                              $  52,331    $  46,550    $  40,015
------------------------------------------------------------------------------------------------------------------------------------
Income tax payments                                                                            8,582        4,814        6,036
------------------------------------------------------------------------------------------------------------------------------------
Transfer of assets to OREO - net                                                                 175          240        2,149
------------------------------------------------------------------------------------------------------------------------------------
Transfer of securities held to maturity to securities available for sale                          --       39,462           --
------------------------------------------------------------------------------------------------------------------------------------
Transfer of loans held for sale to loans held to maturity at lower of cost or fair value       3,764          340           58
------------------------------------------------------------------------------------------------------------------------------------
Change in shares held in trust for deferred compensation                                         (73)         766       (1,441)
------------------------------------------------------------------------------------------------------------------------------------
Change in deferred compensation obligation                                                        73         (766)       1,441
------------------------------------------------------------------------------------------------------------------------------------
Change in accumulated other comprehensive (loss) income                                      (11,369)         633        2,307
====================================================================================================================================

See notes to consolidated financial statements

Consolidated Statements of Changes in Common Stockholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997
U.S.B. Holding Co., Inc.

----------------------------------------------------------------------------------------------------------------------------

                                                                         (000's except share data)
----------------------------------------------------------------------------------------------------------------------------

                                                        Common    Common
                                                         Stock     Stock        Additional
                                                        Shares       Par           Paid-in       Retained       Treasury
                                                   Outstanding     Value           Capital       Earnings          Stock
----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                           7,044,841    $    35,943    $    20,360    $    21,933    $      (895)
Net income                                                  --             --             --         11,499             --
Other comprehensive income:
  Net unrealized securities gains
   arising during the year,
   net of taxes of $1,598                                   --             --             --             --             --
  Reclassification adjustment
   for net loss included in net
   income, net of taxes of $6                               --             --             --             --             --
  Other comprehensive income                                --             --             --             --             --
Total comprehensive income                                  --             --             --             --             --
Cash dividends:
  Common ($0.18 per share)                                  --             --             --         (2,749)            --
  Preferred and junior preferred stock                      --             --             --            (45)            --
Common stock options exercised and
  related tax benefit                                   20,300            102            129             --             --
Two-for-one stock split                              7,038,560         35,193        (15,174)       (20,019)            --
Sale of treasury stock                                  20,650             --            335             --            134
Purchases of treasury stock                            (39,160)            --             --             --         (1,095)
Retirement of treasury stock                                --           (171)          (819)            --            990
Amortization of RRP awards and
  related tax benefit                                       --             --             22             --             --
ESOP shares committed to be released                        --             --            122             --             --
Deferred compensation                                       --             --             --             --             --
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        14,085,191         71,067          4,975         10,619           (866)
Net income                                                  --             --             --         12,009             --
Other comprehensive income:
  Net unrealized securities gains
    arising during the year, net of
    taxes of $515                                           --             --             --             --             --
  Reclassification adjustment for
    net gain included in net income,
    net of taxes of $427                                    --             --             --             --             --
  Net unrealized gain as a result of
    Reclassification of Tappan Zee
    Financial, Inc. securities from held
    to maturity to available for sale,
    net of taxes of $337                                    --             --             --             --             --
  Other comprehensive income                                --             --             --             --             --
Total comprehensive income                                  --             --             --             --             --
Cash dividends:
  Common ($0.22 per share)                                  --             --             --         (3,447)            --
  Junior preferred stock                                    --             --             --            (45)            --
Common stock options exercised and
  related tax benefit                                  511,976            155          3,443             --             --
10% stock dividend                                   1,439,886             14         17,269        (17,289)            --
Reduction of par value of common stock
  from $5.00 per share to $0.01 per share                   --        (71,074)        71,074             --             --
Sale of treasury stock                                     100             --             --             --              1
Purchases of treasury stock                            (73,606)            --             --             --         (1,358)
Amortization of RRP awards and
  related tax benefit                                       --             --             69             --             --
ESOP shares committed to be released                        --             --             89             --             --
Deferred compensation                                       --             --             --             --             --
Adjustment for pooling of company with
  different fiscal year end                                 --             --             --           (334)            --
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        15,963,547            162         96,919          1,513         (2,223)
Net income                                                  --             --             --         16,685             --
Other comprehensive loss:
  Net unrealized securities loss
    arising during the year, net of
    taxes of $7,967                                         --             --             --             --             --
  Reclassification adjustment for
    net gain included in net income,
    net of taxes of $214                                    --             --             --             --             --
  Other comprehensive loss                                  --             --             --             --             --
Total comprehensive income                                  --             --             --             --             --
Cash dividends:
  Common ($0.27 per share)                                  --             --             --         (4,312)            --
  Junior preferred stock                                    --             --             --            (11)            --
Common stock options exercised and
  related tax benefit                                  218,805              2          1,853             --             --
Purchases of treasury stock                           (298,079)            --             --             --         (4,241)
Amortization of RRP awards and related
  tax benefit                                               --             --             --             --             --
ESOP shares committed to be released                        --             --            154             --             --
Deferred compensation                                       --             --             --             --             --
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        15,884,273    $       164    $    98,926    $    13,875    $    (6,464)
============================================================================================================================
-------------------------------------------------------------------------------------------------------------

                                                                    (000's except share data)
-------------------------------------------------------------------------------------------------------------
                                                       Common
                                                        Stock                     Accumulated           Total
                                                     Held for         Deferred          Other          Common
                                                      Benefit     Compensation   Comprehensive  Stockholders'
                                                        Plans       Obligation   (Loss) Income         Equity
-------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                         $    (1,580)   $        --    $      (919)   $    74,842
Net income                                                  --             --             --         11,499
Other comprehensive income:
  Net unrealized securities gains
   arising during the year,
   net of taxes of $1,598                                   --             --          2,299          2,299
  Reclassification adjustment
   for net loss included in net
   income, net of taxes of $6                               --             --              8              8
                                                                                 -----------    -----------
  Other comprehensive income                                --             --          2,307          2,307
                                                                                                -----------
Total comprehensive income                                  --             --             --         13,806
Cash dividends:
  Common ($0.18 per share)                                  --             --             --         (2,749)
  Preferred and junior preferred stock                      --             --             --            (45)
Common stock options exercised and
  related tax benefit                                       --             --             --            231
Two-for-one stock split                                     --             --             --             --
Sale of treasury stock                                      --             --             --            469

Purchases of treasury stock                                 --             --             --         (1,095)
Retirement of treasury stock                                --             --             --             --
Amortization of RRP awards and
  related tax benefit                                      123             --             --            145
ESOP shares committed to be released                       152             --             --            274
Deferred compensation                                   (1,441)         1,441             --             --
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                            (2,746)         1,441          1,388         85,878
Net income                                                  --             --             --         12,009
Other comprehensive income:
  Net unrealized securities gains
    arising during the year, net of
    taxes of $515                                           --             --            741            741

  Reclassification adjustment for
    net gain included in net income,
    net of taxes of $427                                    --             --           (614)          (614)
  Net unrealized gain as a result of
    Reclassification of Tappan Zee
    Financial, Inc. securities from held
    to maturity to available for sale,
    net of taxes of $337                                    --             --            506            506
                                                                                 -----------    -----------
  Other comprehensive income                                --             --            633            633
                                                                                                -----------
Total comprehensive income                                  --             --             --         12,642
Cash dividends:
  Common ($0.22 per share)                                  --             --             --         (3,447)
  Junior preferred stock                                    --             --             --            (45)
Common stock options exercised and
  related tax benefit                                       --             --             --          3,598
10% stock dividend                                          --             --             --             (6)
Reduction of par value of common stock
  from $5.00 per share to $0.01 per share                   --             --             --             --
Sale of treasury stock                                      --             --             --              1
Purchases of treasury stock                                 --             --             --         (1,358)
Amortization of RRP awards and
  related tax benefit                                      243             --             --            312
ESOP shares committed to be released                       109             --             --            198
Deferred compensation                                      766           (766)            --             --
Adjustment for pooling of company with
  different fiscal year end                                 --             --             --           (334)
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                            (1,628)           675          2,021         97,439
Net income                                                  --             --             --         16,685
Other comprehensive loss:
  Net unrealized securities loss
    arising during the year, net of
    taxes of $7,967                                         --             --        (11,072)       (11,072)
  Reclassification adjustment for
    net gain included in net income,
    net of taxes of $214                                    --             --           (297)          (297)
                                                                                 -----------    -----------
  Other comprehensive loss                                  --             --        (11,369)       (11,369)
                                                                                                -----------
Total comprehensive income                                  --             --             --          5,316

Cash dividends:
  Common ($0.27 per share)                                  --             --             --         (4,312)
  Junior preferred stock                                    --             --             --            (11)

Common stock options exercised and
  related tax benefit                                       --             --             --          1,855

Purchases of treasury stock                                 --             --             --         (4,241)
Amortization of RRP awards and related
  tax benefit                                               99             --             --             99
ESOP shares committed to be released                       112             --             --            266
                                                                                                -----------
Deferred compensation                                      (73)            73             --
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                       $    (1,490)   $       748    $    (9,348)   $    96,411
=============================================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
U.S.B. Holding Co., Inc.
--------------------------------------------------------------------------------

Balance sheet information as of December 31, 1997, 1996 and 1995 and income statement information for the years ended December 31, 1996 and 1995 are not covered by the independent auditors' report included on page 53.

1. NATURE OF OPERATIONS

      U.S.B. Holding Co., Inc. (the "Company"), a Delaware corporation incorporated on July 6, 1982, is a bank holding company that provides financial services through its wholly-owned subsidiaries. The Company and its subsidiaries derive substantially all of their revenue and income from providing banking and related services primarily to customers in Rockland and Westchester Counties, New York. The Company is a separate and distinct legal entity from its subsidiaries.

      Union State Bank (the "Bank"), the Company's wholly-owned banking subsidiary, is a New York State chartered full-service commercial bank, which was established in 1969. The Bank offers a complete range of community banking services to individuals, municipalities, corporations, and small and medium-size businesses at 24 locations in Rockland and Westchester counties. These services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial loans, personal loans, residential, construc-tion, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs) and has a remote (PC) banking system.

      Tarrytowns Bank, FSB ("Tarrytowns"), the Company's former thrift subsidiary located in Tarrytown, New York, was acquired on August 31, 1998 (see
Note 2) and merged with and into the Bank on April 30, 1999. Tarrytowns offered a complete range of services to individuals and businesses similar to that of the Bank.

      U.S.B. Realty Corp. ("Realty Corp."), a wholly-owned subsidiary of the Bank, was formed in 1996, primarily for the purpose of acquiring and managing a portfolio of loans collateralized by real estate and other investment securities previously owned by the Bank. Realty Corp. was liquidated and dissolved during 1998 (see Note 18).

      In 1997, the Bank established two new subsidiaries, Dutch Hill Realty Corp., which manages and sells real estate acquired in foreclosure by the Bank, and U.S.B. Financial Services, Inc., which in 1999, began sales of mutual funds, annuities and life insurance products in conjunction with an agreement with a third party brokerage and insurance firm.

      TPNZ Preferred Funding Corporation ("TPNZ"), acquired on August 31, 1998 (see Note 2), is a wholly-owned subsidiary of the Bank (formerly of Tarrytowns until its merger with and into the Bank on April 30, 1999) formed in March 1998. TPNZ manages certain mortgage-backed and other securities and mortgage loans previously owned by the Bank and Tarrytowns. TPNZ qualifies as a Real Estate Investment Trust for tax purposes.

      Union State Capital Trust I (the "Trust") is a Delaware business trust established in 1997 for the purpose of issuing trust capital securities (see
Note 10).

      Ad Con, Inc. is a nonbank subsidiary of the Company whose purpose is to provide advertising services for the Bank.

2. ACQUISITION OF TAPPAN ZEE FINANCIAL, INC.

      On August 31, 1998, the Company completed its acquisition of Tappan Zee Financial, Inc. ("Tappan Zee"), the parent company of Tarrytowns and TPNZ, pursuant to a definitive agreement signed on March 6, 1998. As of August 31, 1998, Tappan Zee had approximately $140 million in assets. The transaction was structured as a tax-free exchange of common shares and has been accounted for as a pooling-of-interests. Accordingly, prior year financial statements have been restated to reflect the Company and Tappan Zee on a combined basis as of the earliest period presented. Tappan Zee was merged into the Company, and Tarrytowns operated as a wholly-owned subsidiary of the Company until April 30, 1999 when Tarrytowns was merged with and into the Bank. TPNZ operated as a wholly-owned subsidiary of the Company until December 1998 when its ownership was transferred to Tarrytowns. TPNZ currently operates as a wholly-owned subsidiary of the Bank.

      Under the terms of the acquisition, each Tappan Zee stockholder received Company common stock that had a value of $20.00 per share (adjusted for the 10% stock dividend in December 1998) for each share of Tappan Zee common stock. The exchange ratio, which was determined based on the average of the last reported sale prices for a share of Company stock for the 20 consecutive full trading days on the American Stock Exchange ended on the date (August 19, 1998) on which the last of the regulatory approvals required for consummation of the acquisition was obtained, was 1.12 Company shares for each Tappan Zee share (the "Exchange Ratio"). The total value of the transaction based on the average Company stock price as calculated for the purposes of determining the Exchange Ratio was approximately $32.5 million, which represented 1.47 times Tappan Zee's book value as of June 30, 1998.

      Prior to the acquisition, the Company and Tappan Zee had different fiscal periods for financial reporting pur-

--------------------------------------------------------------------------------

poses. The consolidated financial information as of and for the year ended December 31, 1997 and prior, reflect U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries, Union State Bank, Union State Capital Trust I and Ad Con, Inc., as of and for the year ended for the applicable calendar year end, combined with Tappan Zee's financial information as of and for the fiscal year ended for the subsequent March 31st. An adjustment of $334,000 is recorded to combined retained earnings to eliminate the duplication of recording Tappan Zee net income for the three month period ended March 31, 1998, that would otherwise have occurred as a result of preparing the consolidated financial information in this manner.

      Merger related expenses of approximately $4.4 million ($3.3 million, net of tax) were recorded in 1998 as a result of the acquisition and consisted of: payments in connection with existing employment contracts - $0.8 million; expenses incurred in connection with acceleration of benefits under various employee and director benefit plans - $0.9 million; professional fees - $1.0 million; investment banking fees - $0.7 million; and other expenses - $1.0 million. The transaction is accretive to earnings per common share in 1999.

      Separate and combined results of operations for the six months ended June 30, 1998 and year ended December 31, 1997 for the Company and Tappan Zee are as follows:
--------------------------------------------------------------------------------
                                                (000's)
                                  Six Months             Year Ended
                                    Ended               December 31,
                                June 30, 1998               1997
--------------------------------------------------------------------------------
Net Interest Income:
     Company                        $18,460                $33,679
     Tappan Zee                       2,440                  4,672
--------------------------------------------------------------------------------
                                    $20,900                $38,351
================================================================================
Provision for Loan Losses:
     Company                        $   600                $ 2,320
     Tappan Zee                          20                     42
--------------------------------------------------------------------------------
                                    $   620                $ 2,362
================================================================================
Net Income:
     Company                        $ 7,903                $10,402
     Tappan Zee                         636                  1,097
--------------------------------------------------------------------------------
                                    $ 8,539                $11,499
================================================================================

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank [including its wholly-owned subsidiaries, Realty Corp. through October 29, 1998, the date of its dissolution, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc., and TPNZ (since April 30, 1999)], Tarrytowns through April 30, 1999, the date of its merger with and into the Bank (including its wholly-owned subsidiary, TPNZ, through that date), the Trust and Ad Con, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

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

      Forward-Looking Statements: The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 1999. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

      In addition to the underlying factors and assumptions previously disclosed by the Company and identified elsewhere herein, the following factors and assumptions could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions, including changes in interest rates and the shape of the U.S. Treasury yield curve; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; increases in Federal and state income taxes and/or the Company's effective income tax rate; and the extent and timing of legislative and regulatory actions and reform, including the recently enacted Gramm-Leach-Blilely Act.

      The Company's forward-looking statements are only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

--------------------------------------------------------------------------------

      Securities: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the Consolidated Statements of Condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are shown in accumulated other comprehensive (loss) income.

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

      Interest Rate Contracts: The Company, from time to time, uses various interest rate contracts such as forward rate agreements, interest rate swaps and caps, primarily as hedges against specific assets, liabilities or anticipated transactions. Contracts accounted for as hedges must meet certain criteria including the following: the hedged item must expose the Company to interest rate risk; the interest rate contract must reduce that exposure; and must have a high correlation of change in fair value of the interest rate contract and change in fair value of the item hedged. For contracts designated as hedges, gains or losses are deferred and recognized as adjustments to interest income or expense of the underlying assets or liabilities over the life of the contract. Net payments on interest rate swaps designated as hedges are accounted for on the accrual basis. Gains or losses resulting from early terminations of contracts are deferred and amortized over the remaining term of the underlying assets or liabilities. If the contracts do not meet the criteria for hedge accounting, the contract is valued at its estimated fair value and any gain or loss is recorded in the Consolidated Statements of Income. Any fees received or disbursed, which represent adjustments to the yield on interest rate contracts, are capitalized and amortized over the term of the interest rate contracts.

      Transfers and Servicing of Financial Assets: The Company follows the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in determining accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral, and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions) which became effective as of January 1,1998, in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of these standards did not have a material impact on the Company's Consolidated Financial Statements.

      Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale: Effective January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to conform the accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise to the accounting applicable to non-mortgage banking enterprises. The statement allows a mortgage banking enterprise to classify securities retained after a securitization of mortgage loans held for sale based on its ability and intent to sell or hold those investments. However, such securities must be classified as trading for any securities that a company commits to sell before or during the securitization process. The Company's adoption of this statement did not have a material impact on its financial position or results of operations.

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

--------------------------------------------------------------------------------

      Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the loan portfolio yield over the estimated contractual life of the related loan.

      Loans Held for Sale: Loans held for sale are carried at the lower of aggregate cost or estimated fair value, and are reported separately in the Consolidated Statements of Condition as "Loans held for sale." Gains and losses on sales of loans held for sale are included in other income in the Consolidated Statements of Income.

      Allowance for Loan Losses: The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries of loans previously charged-off. An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the loan review function, which includes the identification of past due loans, non-performing loans and impaired loans, assessment of the expected effects of the current economic environment, and industry, geographic and customer concentrations on the loan portfolio and review of historical loss experience.

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

      In accordance with SFAS No. 114, "Accounting for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," a loan is recognized as impaired when it is probable that either principal and/or interest are not collectible in accordance with the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan's effective rate, the loan's observable market price, or the estimated fair value of the collateral if the loan is collateral-dependent. If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses if the impairment is considered to be permanent. Small homogenous loans such as residential mortgage, home equity, and installment loans, excluded from the provisions of SFAS No. 114, as amended by SFAS No. 118, are collectively reviewed for impaired status. Such loans are typically collateralized by residential or other personal property and require monthly payments. Separate allocations of the allowance for loan losses are made based on payment trends and prior loss experience and the composition of credit risk inherent in these loan types.

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

      Income Taxes: The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for deferred income taxes based on prevailing statutory tax rates. The Company and its subsidiaries (Tarrytowns from its date of acquisition through its merger with the Bank), except Realty Corp. (through the date of its liquidation) and TPNZ, file a consolidated Federal tax return and a combined New York State tax return.

      Accounting for Stock-Based Compensation: SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the Company's stock. SFAS No. 123 requires significantly expanded disclosure in complete financial statements, including disclosure of pro forma net income and earnings per common share as if the fair value based method were used to account for stock-based compensation, if the intrinsic value method of

--------------------------------------------------------------------------------

APB No. 25 is retained. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company has elected to continue to measure compensation cost for employee stock compensation plans in accordance with the provisions of APB No. 25.

      Earnings per Common Share ("EPS"): The Company computes EPS based upon the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders (net income after preferred stock dividend requirements) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity, reduced by common stock that could be repurchased by the Company with the assumed proceeds of such exercise or conversion. Diluted EPS is based on net income available to common stockholders divided by the weighted average number of common shares outstanding and common equivalent shares ("adjusted weighted average shares"). Stock options granted but not yet exercised under the Company's stock option plans and restricted stock issued under the Company's recognition and retention stock plans, but not yet vested, are considered common stock equivalents for Diluted EPS calculations.

      Reporting Comprehensive Income: SFAS No. 130, "Reporting Comprehensive Income," became effective as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

      The Company's Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997 are presented as part of the Consolidated Statements of Changes in Common Stockholders' Equity.

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

      Pending Accounting Pronouncement - Accounting for Derivative Instruments and Hedging Activities: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and be measured at their fair value. This statement requires that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits a derivative's gains and losses to offset the related results on the hedged item. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspects of the hedge. Those methods must be consistent with the entity's approach to managing risk.

      For the Company, SFAS No. 133 will be effective January 1, 2001. The Company does not anticipate that the statement will have a material impact on its consolidated financial position or results of operations.

--------------------------------------------------------------------------------

4. SECURITIES

      A summary of the amortized cost, estimated fair value of securities, and related gross unrealized gains and losses at December 31, 1999 and 1998 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (000's)
                                                                                 Gross                 Gross             Estimated
                                                          Amortized         Unrealized            Unrealized                  Fair
December 31, 1999                                              Cost              Gains                Losses                 Value
------------------------------------------------------------------------------------------------------------------------------------
Available for Sale:
U.S. Treasury and government agencies                  $    79,459      $          --       $         4,143      $         75,316
Mortgage-backed securities                                 333,202                331                12,299               321,234
Obligations of states and political subdivisions             1,539                 21                    --                 1,560
Corporate securities                                            93                 --                    --                    93
Other                                                          721                 34                    19                   736
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                    $   415,014      $         386       $        16,461      $        398,939

====================================================================================================================================
Held to Maturity:
U.S. Treasury and government agencies                  $    85,750      $          --       $         5,784      $         79,966
Mortgage-backed securities                                  44,543                244                 1,262                43,525
Obligations of states and political subdivisions            57,118                924                    75                57,967
------------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity                      $   187,411      $       1,168       $         7,121      $        181,458
====================================================================================================================================
                                                                                         (000's)
                                                                                Gross                 Gross             Estimated
                                                         Amortized         Unrealized            Unrealized                  Fair
December 31, 1998                                             Cost              Gains                Losses                 Value
------------------------------------------------------------------------------------------------------------------------------------
Available for Sale:
U.S. Treasury and government agencies                  $    54,532      $       1,110       $             4      $         55,638
Mortgage-backed securities                                 319,345              2,277                    30               321,592
Obligations of states and political subdivisions             1,539                101                    --                 1,640
Corporate securities                                           472                 --                    --                   472
Other                                                          172                 --                    --                   172
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                    $   376,060      $       3,488       $            34      $        379,514
====================================================================================================================================

Held to Maturity:
Mortgage-backed securities                             $     9,774      $         118       $             7      $          9,885
Obligations of states and political subdivisions            57,245              3,154                    --                60,399
------------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity                      $    67,019      $       3,272       $             7      $         70,284
====================================================================================================================================

      As a result of the acquisition of Tappan Zee and its wholly-owned subsidiaries, Tarrytowns and TPNZ, approximately $39.5 million of Tarrytowns' held to maturity securities were reclassified to available for sale in 1998. The reclassification was made pursuant to SFAS No. 115 to maintain the combined entities' interest rate risk profile. Classification of these and other securities as available for sale gives management the ability to react to changes in interest rates. As a result of this reclassification, available for sale securities were increased by the unrealized gain on the reclassified securities of $843,000, and accumulated other comprehensive income was increased by the unrealized gain, net of tax, of approximately $506,000.

      During 1999, 1998 and 1997, gross realized gains from sales of securities available for sale were $613,000, $1,396,000 and $1,341,000, respectively, and gross realized losses were $25,000, $14,000 and $228,000, respectively.

      The following tables present the amortized cost of securities at December 31, 1999, distributed based on contractual maturity or earlier call date for securities expected to be called, and unaudited weighted average yields computed on a tax equivalent basis. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties, and due to monthly principal payments and prepayments for mortgage-backed securities, which are distributed to a maturity category based on estimated average lives.

------------------------------------------------------------------------------------------------------------------------------------
Maturities of Securities Available for Sale
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (000's, except percentages)
                                                                                        Within 1
                                                                                            Year
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Amt.               Yield                     Amt.
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government
  agencies                                                            $   --               --%                  $  22,981
Mortgage-backed securities                                               657             6.36                      58,434
Obligations of states and political
  subdivisions                                                            --               --                         607
Corporate securities                                                      93             5.26                          --
Other                                                                     --               --                          --
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                   $  750             6.22%                  $  82,022
------------------------------------------------------------------------------------------------------------------------------------
Estimated fair value                                                  $  749                                    $  80,071
====================================================================================================================================

                                                                           (000's, except percentages)

                                         After 1 But                After 5 But
                                            Within 5                   Within 10               After 10
                                               Years                      Years                   Years                    Total
------------------------------------------------------------------------------------------------------------------------------------
                                               Yield         Amt.         Yield        Amt.       Yield         Amt.       Yield
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government
  agencies                                      6.68%    $  6,992          7.04%   $ 49,486        7.07%    $ 79,459        6.95%
Mortgage-backed securities                      6.52      253,393          6.57      20,718        7.13      333,202        6.60
Obligations of states and political
  subdivisions                                  7.98          688          7.82         244        9.43        1,539        8.14
Corporate securities                              --           --            --          --          --           93        5.26
Other                                             --           --            --         721        2.10          721        2.10
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale             6.58%    $261,073          6.59%   $ 71,169        7.05%    $415,014        6.66%
------------------------------------------------------------------------------------------------------------------------------------
Estimated fair value                                     $250,297                  $ 67,822                 $398,939
====================================================================================================================================

===================================================================================================================================
Maturities of Securities Held to Maturity
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       After 1 But
                                                                          Within 1                                        Within 5
                                                                              Year                                           Years
-----------------------------------------------------------------------------------------------------------------------------------
                                                          Amt.               Yield                     Amt.                  Yield
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies                 $     --               --%                 $      --                      --%
Mortgage-backed securities                                  --               --                         --                      --
Obligations of states and political subdivisions        11,372             7.46                     29,688                    8.28
-----------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity                     $ 11,372             7.46%                 $  29,688                    8.28%
-----------------------------------------------------------------------------------------------------------------------------------
Estimated fair value                                  $ 11,411                                   $  30,367
===================================================================================================================================


===================================================================================================================================
Maturities of Securities Held to Maturity
===================================================================================================================================
                                                                   After 5 But
                                                                      Within 10                After 10
                                                                          Years                   Years                      Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                         Amt.            Yield          Amt.      Yield            Amt.      Yield
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies                $ 21,250            7.49%     $  64,500       7.08%       $ 85,750       7.18%
Mortgage-backed securities                                 --              --         44,543       7.00          44,543       7.00
Obligations of states and political subdivisions       16,058            7.79             --         --          57,118       7.98
-----------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity                    $ 37,308            7.62%     $ 109,043       7.05%       $187,411       7.38%
-----------------------------------------------------------------------------------------------------------------------------------
Estimated fair value                                 $ 36,432                      $ 103,248                  $181,458
===================================================================================================================================

      Securities having a total par value of approximately $516.4 million at December 31, 1999 were pledged to secure public deposits, as required or permitted by law, and securities sold under agreements to repurchase transactions.

5. LOANS

      Major classifications of loans, including loans held for sale, at December 31 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (000's)
                                                  1999               1998                1997               1996               1995
------------------------------------------------------------------------------------------------------------------------------------
Time and demand loans                         $104,114           $ 53,869            $ 33,947           $ 31,567           $ 25,324
Installment loans                               19,994             23,296              15,520             16,263             16,432
Credit card                                      7,794              8,338               8,042              8,264              2,592
Real estate loans
 - Commercial                                  401,265            307,651             313,675            271,721            216,076
 - Residential                                 174,525            157,137             129,461            125,737            108,429
 - Construction and land development           185,641            148,761              84,890             73,008             44,351
 - Home equity                                  33,986             30,762              32,095             28,844             25,221
Other                                            2,863              3,710               5,739              5,184              5,902
------------------------------------------------------------------------------------------------------------------------------------
                                               930,182            733,524             623,369            560,588            444,327
Deferred net commitment fees                    (2,679)            (1,994)             (1,169)            (1,068)              (923)
Unearned discount                                   --               (162)               (208)              (239)              (235)
------------------------------------------------------------------------------------------------------------------------------------
                                               927,503            731,368             621,992            559,281            443,169
Allowance for loan losses                      (10,687)            (8,889)             (8,260)            (6,402)            (4,558)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                         $916,816           $722,479            $613,732           $552,879           $438,611
====================================================================================================================================

--------------------------------------------------------------------------------

      At December 31, 1998, loans held for sale of $3,283,000, which are included in the above table, and commitments of $1,061,000, which had not yet closed, are fixed-rate residential real estate loans with an aggregate cost of $4,344,000 and market value of $4,336,000. There were no loans, or commitments for such loans that had not yet closed, at December 31, 1999 that were held for sale.

      A substantial amount of the Company's commercial and residential lending activities are with customers located in Rockland and Westchester Counties, New York. A substantial portion of the Company's customers' net worth is dependent on these counties' real estate values.

      Credit policies, applicable to each type of lending activity, have been established, to evaluate the creditworthiness of each customer and, in most cases, require collateral to be pledged. Generally, credit extension does not exceed 60 to 80 percent of the estimated fair value of the collateral at the date of extension (with occasional exceptions at the discretion of management), depending on the evaluation of the borrower's creditworthiness. The fair value of collateral, primarily real estate, is monitored on an ongoing basis. While collateral provides a secondary source of repayment, the primary source of repayment is ordinarily based on the borrower's ability to generate continuing cash flow, which is a principal underwriting criteria for approving a loan.

      A summary of the allowance for loan losses for the years ended December 31 is as follows:

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     (000's, except
                                                                         percentages)

                                                                1999            1998            1997             1996         1995
-----------------------------------------------------------------------------------------------------------------------------------
Net loans outstanding at year end                           $916,816        $722,479        $613,732         $552,879     $438,611
-----------------------------------------------------------------------------------------------------------------------------------

Average net loans outstanding during the year                815,709         657,171         582,267          499,677      403,220
-----------------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses:

Balance at beginning of the year                              $8,889          $8,260          $6,402           $4,558       $3,970

Adjustment for pooling of company with different fiscal
    year end                                                    --             (10)             --               --           --

Provision charged to expense                                   2,285           1,239           2,362            2,344        1,290
-----------------------------------------------------------------------------------------------------------------------------------

                                                              11,174           9,489           8,764            6,902        5,260
-----------------------------------------------------------------------------------------------------------------------------------

Charge-offs and recoveries during the year:

Charge-offs:

    Real estate                                                 (9)            (75)           (339)            (356)        (427)

    Time and demand                                           (162)           (300)             (3)             (77)        (236)

    Installment                                               (394)           (319)           (327)            (165)        (110)

Recoveries:

    Time and demand                                             16               3             104               83           20

    Installment                                                 62              91              61               15           51

-----------------------------------------------------------------------------------------------------------------------------------

Net charge-offs during the year                                 (487)           (600)           (504)            (500)        (702)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at year end                                          $10,687          $8,889          $8,260           $6,402       $4,558

-----------------------------------------------------------------------------------------------------------------------------------

Ratio of net charge-offs to average net loans out-
    standing during the year                                   0.06%           0.09%           0.09%            0.10%        0.17%

Ratio of allowance for loan losses to loans out-
    standing at year end                                       1.15%           1.22%           1.33%            1.14%        1.03%

Ratio of provision to net charge-offs (times)                  4.69            2.07            4.69             4.69         1.84
===================================================================================================================================

      Real estate charge-offs ordinarily are incurred in connection with transfers to OREO and, as a result, related recoveries, if any, generally reduce OREO (income) expense - net rather than being treated as a recovery of a charged-off loan.

--------------------------------------------------------------------------------

      A summary of the Company's nonaccrual and restructured loans, OREO and related interest income not recorded on nonaccrual loans as of and for the years ended December 31 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                (000's, except percentages)

                                                          1999           1998            1997             1996               1995
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans at year end                            $2,618         $2,335          $7,254           $9,568             $5,018

OREO at year end                                            34            415           2,021              773              1,341

Restructured loans at year end                             562            718             867            2,101              4,074

Additional interest income that would have been re-
  corded if these borrowers had complied with con-
  tractual loan terms                                       85            123             542              936                319

Nonperforming assets to total assets at year end          0.16%          0.21%           0.80%            1.12%              0.80%
====================================================================================================================================

      Substantially all of the nonaccruing loans are collateralized by real estate, except for certain loans made by the Bank to Bennett Funding Group ("Bennett"), a lease finance company, which are collateralized by cash and lease receivables. At December 31, 1999, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

      At December 31, 1999, there are loans aggregating approximately $944,000, which are not on nonaccrual status, that were potential problem loans that may result in their being placed on nonaccrual status in the future.

      At December 31, 1999 and 1998, the recorded investment in loans that are considered to be impaired under SFAS No. 114 approximated $2.1 million and $1.6 million, respectively, of which $1.6 million and $1.2 million, respectively, were in nonaccrual status. The average recorded investment in impaired loans for the years ended December 31, 1999, 1998 and 1997 was approximately $1.5 million, $3.4 million and $6.3 million, respectively. For the years ended December 31, 1999, 1998 and 1997, interest income recognized by the Company on impaired loans was not material. Restructured loans in the amounts of $0.5 million and $0.4 million at December 31, 1999 and 1998, respectively, that are considered to be impaired due to a reduction in the contractual interest rate are on accrual status since the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans and not yet collected as of December 31, 1999 and 1998 is immaterial.

      As applicable, each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses specifically allocated to impaired loans was $0.2 million and $0.5 million as of December 31, 1999 and 1998, respectively.

      At December 31, 1999, the Bank has approximately $0.4 million ($0.8 million at December 31,1998) of outstanding loans, collateralized by cash and lease receivables, to Bennett, which filed for bankruptcy protection during 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in 1998 by the Bankruptcy Court, the Bank has collected payments of $2.5 million, reducing the original balance of $3.3 million to $0.8 million. The ruling by the Bankruptcy Court is subject to appeal by the Trustee. A total of $0.4 million was charged-off in 1999 and 1998, further reducing the recorded balance of the loans to $0.4 million at December 31, 1999. The Bennett loans are on nonaccrual status and a specific allocation is included in the allowance for loan losses of $1.4 million, which includes an amount to provide for potential losses in the event the Trustee is successful in its appeal. In addition, the Trustee contends that the Bank received payments from Bennet under the theory of fraudulent conveyance. If the Trustee is successful, the Bank would be liable for loan payments aggregating $9.5 million received from Bennet for the six year period preceding the bankruptcy filing date of March 1996. The Company believes, based on advice of legal counsel, that it will prevail on this matter.

------------------------------------------------------------------------------------------------------------------------------------

                          A summary of impaired loans by loan type and measurement method pursuant to SFAS 114 is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (000's)
                                                                           As of December 31,
                                                           1999                                                1998
                                         Present Value                Fair Value             Present Value                Fair Value
                                           of Expected                        of               of Expected                        of
                                            Cash Flows                Collateral                Cash Flows                Collateral
------------------------------------------------------------------------------------------------------------------------------------
Real estate - Commercial                          $195                    $1,423                      $124                      $718
Real estate secured                                 --                        97                        --                        --
Commercial installment and other                   423                        --                       726                        --
------------------------------------------------------------------------------------------------------------------------------------
Totals                                            $618                    $1,520                      $850                      $718
====================================================================================================================================

6. PREMISES AND EQUIPMENT

      A summary of premises and equipment at December 31 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 1999                  (000's)                  1998
------------------------------------------------------------------------------------------------------------------------------------
Land                                                                           $2,514                                         $2,574
Buildings                                                                       6,757                                          7,029
Leasehold improvements                                                            362                                            476
Furniture, fixtures and equipment                                               6,872                                          6,520
------------------------------------------------------------------------------------------------------------------------------------
                                                                               16,505                                         16,599
Less accumulated depreciation and amortization                                  5,881                                          5,389
------------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                   $10,624                                        $11,210
====================================================================================================================================

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

      Rent expense for premises and equipment was $920,000 in 1999, $895,000 in 1998 and $727,000 in 1997.

      The Bank leases a portion of its corporate headquarters to tenants under operating leases and recorded rental income of approximately $373,000 in 1999, $362,000 in 1998 and $371,000 in 1997.

      As of December 31, 1999 future minimum lease payments are as follows:

--------------------------------------------------------------------------------

            Year Ending December 31,                           (000's)
--------------------------------------------------------------------------------
                                2000                           $ 792
                                2001                             648
                                2002                             575
                                2003                             445
                                2004                             397
                          After 2004                           1,827
--------------------------------------------------------------------------------
Total minimum lease payments                                  $4,684
================================================================================

      As of December 31, 1999 future minimum lease receipts are as follows:

--------------------------------------------------------------------------------
            Year Ending December 31,                           (000's)
--------------------------------------------------------------------------------
                                2000                           $ 237
                                2001                             237
                                2002                             120
                                2003                              89
                                2004                              89
                          After 2004                              --
--------------------------------------------------------------------------------
Total minimum lease receipts                                   $ 772
================================================================================

--------------------------------------------------------------------------------

7. DEPOSITS

      A summary of deposits at December 31 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (000's)
                                                                                         1999                               1998
------------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing:
Individuals, partnerships and corporations                                           $157,836                           $124,352
Certified and official checks                                                           9,391                             11,230
States and political subdivisions                                                       2,134                              1,688
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest bearing                                                            169,361                            137,270
------------------------------------------------------------------------------------------------------------------------------------
Interest bearing:
NOW accounts                                                                           63,175                             59,229
Money market accounts                                                                  42,303                             37,424
Savings deposits                                                                      347,441                            331,033
Time deposits of individuals, partnerships and corporations                           307,487                            265,035
States and political subdivisions                                                     154,825                             68,933
IRA's and Keogh's                                                                      57,157                             59,716
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing                                                                972,388                            821,370
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                     $1,141,749                           $958,640
====================================================================================================================================

      Time deposits, including IRA's and Keogh's and time deposits of states and political subdivisions, classified by time remaining to maturity for each of the five years following December 31, 1999 are as follows:

--------------------------------------------------------------------------------
                                                                   (000's)
--------------------------------------------------------------------------------
Less than 12 months                                               $457,547
Over 12 months through 24 months                                    42,940
Over 24 months through 36 months                                     2,625
Over 36 months through 48 months                                     1,348
Over 48 months through 60 months                                       609
--------------------------------------------------------------------------------
Total                                                             $505,069
================================================================================

      At December 31, 1999 and 1998, certificates of deposit and other time deposits of $100,000 or more totaled $223,068,000 and $121,874,000, respectively. Certificates of deposit and other time deposits of $100,000 or more include deposits of states and political subdivisions, which are acquired on a bid basis. At December 31, 1999, such deposits classified by time remaining to maturity were as follows:

--------------------------------------------------------------------------------
                                                                   (000's)
--------------------------------------------------------------------------------
3 months or less                                                  $138,957
Over 3 months through 6 months                                      56,111
Over 6 months through 12 months                                     20,892
Over 12 months                                                       7,108
--------------------------------------------------------------------------------
Total                                                             $223,068
================================================================================

--------------------------------------------------------------------------------

8. INCOME TAXES

      The components of the provision for income taxes for the years ended December 31 are as follows:

-------------------------------------------------------------------------------
                                                              (000's)
                                                     1999       1998       1997
-------------------------------------------------------------------------------
Federal:
   Current                                       $ 8,374    $ 3,369    $ 5,721

   Deferred                                         (791)    (1,182)    (1,268)

State:

   Current                                         2,585      1,592        935

   Deferred                                         (268)      (407)      (366)
-------------------------------------------------------------------------------
Total                                            $ 9,900    $ 3,372    $ 5,022
===============================================================================

      The income tax provision includes income taxes related to net gains on securities transactions of approximately $246,000, $566,000 and $466,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      The tax effects of temporary differences that give rise to the significant portions of deferred tax assets (liability) at December 31, 1999 and 1998 are as follows:

--------------------------------------------------------------------------------
                                                                  (000's)
                                                            1999           1998
--------------------------------------------------------------------------------
Deferred tax assets (liability), net:
Allowance for loan losses                               $  4,505       $  3,776
Deferred compensation and benefit plan expenses            1,301          1,104
Deferred loan fees                                         1,091            822
Depreciation and other, net                                  331            257
Fair value adjustment, available for sale securities       6,727         (1,433)
--------------------------------------------------------------------------------
Total deferred tax assets, net                           $13,955       $  4,526
================================================================================

      Management believes it is more likely than not that the net deferred tax assets will be realized.

      The following is a reconciliation of the statutory Federal and effective tax rates as a percentage of income before taxes for the years ended December 31:

----------------------------------------------------------------------------------------------------
                                                                     1999         1998        1997
----------------------------------------------------------------------------------------------------
Statutory Federal income tax rate                                   35.0%        35.0%        35.0%

Interest on obligations of states and political subdivisions        (3.4)        (6.2)        (5.8)

State income taxes, net of Federal tax benefit                       5.7          5.0          2.2

Liquidation of subsidiary                                             --        (15.7)          --

Merger related expenses                                               --          4.0           --

Other                                                               (0.1)        (0.2)        (1.0)
----------------------------------------------------------------------------------------------------

Effective tax rate                                                  37.2%        21.9%        30.4%
====================================================================================================

--------------------------------------------------------------------------------

Tarrytowns, as a thrift institution, was subject to special provisions of the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consist of a defined base-year amount, plus additional amounts accumulated after the base year.

      At December 31, 1999, the Bank, as successor to Tarrytowns as a result of its merger with and into the Bank, had Federal and state bad debt reserves of $1.2 million and $5.2 million, respectively, which equaled the base-year amounts. Deferred tax liabilities have not been recognized with respect to these reserves for Federal tax purposes since the Company does not expect that such amounts will become taxable in the foreseeable future. At December 31, 1999, the unrecognized deferred tax liability with respect to the Federal base-year reserves was approximately $0.4 million. Under the tax law, as amended, events that would result in taxation of these reserves include redemptions of the Bank's stock or certain excess distributions, and a change in the tax law. As a result of the merger of Tarrytowns with and into the Bank, the reserves for state purposes have become taxable. Accordingly, a liability of $0.6 million was recorded as part of the merger related expenses in 1998.

9. BORROWINGS AND LONG-TERM DEBT

      The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York ("FHLB") advances.

      Short-term securities sold under agreements to repurchase mature between one and 365 days. The Bank may borrow up to $50.0 million (of which $9.8 million was long-term and outstanding at December 31, 1999) from two primary investment firms under master security sale and repurchase agreements. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At December 31, 1999 and 1998, the Bank had $111.0 million and $1.0 million of such short-term borrowings outstanding, respectively, at interest rates of between
5.38 percent and 6.00 percent. The borrowings were collateralized by securities with an aggregate amortized cost and estimated fair value of $117.5 million and $112.7 million in 1999, and $1.0 million and $1.0 million in 1998, respectively.

      Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with five financial institutions for a total of $46.0 million. At December 31, 1999 and 1998, the Bank had no federal funds purchased balances outstanding.

      Short-term FHLB advances are borrowings with original maturities of between one and 365 days. At December 31, 1999, the Bank had short-term FHLB advances of $66.4 million outstanding at interest rates ranging from 5.74 percent to 5.92 percent. The Bank had collateralized these borrowings by pledging to the FHLB a security interest in certain mortgage-related assets having an aggregate book value of $91.2 million. At December 31, 1998, the Bank had no such borrowings outstanding.

      Additional information with respect to short-term borrowings for the three years ended December 31, 1999, 1998 and 1997 is presented in the following table.

--------------------------------------------------------------------------------
                                              (000's, except percentages)

Short-Term Borrowings                        1999          1998         1997
--------------------------------------------------------------------------------

Balance at December 31                   $177,355       $ 1,000      $69,863

Average balance outstanding                65,128         9,678       48,765

Weighted average interest rate

   As of December 31                         5.74%         5.75%*       6.05%*

   Paid during the year                      5.49%         6.07%*       5.80%*
===============================================================================

*The weighted average interest rates have been adjusted to reflect the effect of an interest rate swap used to convert a variable-rate borrowing to a fixed rate (see Note 16).

      The Bank had long-term borrowings, which have original maturities of over one year, of $174.8 million and $164.8 million in securities sold under agreements to repurchase as of December 31, 1999 and 1998, respectively. At December 31, 1999, these borrowings included $9.8 million having an original term of three years at an interest rate of 6.08 percent, and $165.0 million having original terms of between five and ten years at interest rates of between
4.52 percent and 5.67 percent that were callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of December 31, 1999 and 1998, these borrowings were collateralized by securities with an aggregate amortized cost of $185.0 million and $147.9 million, and an estimated fair value of $174.9 million and $149.5 million, respectively. Also, as of December 31, 1998, the Bank had pledged to the FHLB, in addition to the securities, certain mortgage-related assets having an aggregate book value of $22.0 million.

      At December 31, 1999, long-term FHLB advances totaled $21.6 million, compared with $34.3 million as of December 31, 1998, of which $21.6 million and $25.3 million at December 31, 1999 and 1998, respectively, were amortizing advances having scheduled principal payments. Also, at December 31, 1998, FHLB advances aggregating $9.0 million were single principal payment bor-

--------------------------------------------------------------------------------

rowings. At December 31, 1999 and 1998, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $29.8 million and $37.8 million, respectively.

      At December 31, 1999, the Bank has the potential to borrow approximately $149.0 million under additional collateralized transactions through securities sold under agreements to repurchase and FHLB advances. The Bank may also borrow an additional $46.0 million under overnight federal funds lines.

      At December 31, 1999 and 1998, the Company held 341,395 shares and 178,485 shares, respectively, of capital stock of the FHLB with a carrying value of $34.1 million and $17.8 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

A summary of long-term, fixed-rate debt distributed based upon remaining contractual payment date and expected option call date at December 31, 1999, with comparative totals for December 31, 1998 and 1997 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (000's, except percentages)
                                                            After 1
                                           Within        But Within             After            1999           1998         1997
Long-Term Debt                             1 Year           5 Years           5 Years           Total          Total         Total
------------------------------------------------------------------------------------------------------------------------------------
Contractual Payment Date:
   Total long-term debt                   $13,690           $25,022          $157,708        $196,420       $199,115       $63,940
   Weighted average interest rate           5.96%             5.49%             5.25%           5.33%          5.30%         5.92%
Expected Call Date:
   Total long-term debt                   $53,690          $140,022           $ 2,708        $196,420
   Weighted average interest rate           5.35%             5.31%             6.01%           5.33%
====================================================================================================================================

10. CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST

      On February 5, 1997, the Company completed its issuance of trust capital securities (the "Capital Securities") that raised $20 million of capital ($18.8 million net proceeds after issuance costs). The 9.58 percent Capital Securities, due February 1, 2027, were issued by the Trust, a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock, and advance the proceeds to the Company by purchasing junior subordinated debt of the Company. The Capital Securities may not be redeemed, except under limited circumstances, until February 1, 2007, and thereafter at a premium which reduces over a ten year period. The Company may also reduce outstanding Capital Securities through open market purchases. Dividends are paid semiannually, in February and August.

      The Capital Securities qualify as Tier I or core capital for the Company under the Federal Reserve Board's risk-based capital guidelines. The proceeds from the sale of the Capital Securities were used for general corporate purposes. In February 1997, the Company made an additional capital contribution of $14.5 million to the Bank and also redeemed the Company's existing outstanding preferred stock in the amount of $3,250,000 with a portion of the proceeds from the Capital Securities. Payments on the junior subordinated debt, which are in turn passed through the Trust to the Capital Securities holders, will be serviced through existing liquidity and cash flow sources of the Company. The Company is permitted to deduct payments on the Capital Securities under current Federal tax law.

      As long as no default has occurred and is continuing, the Company has the right under the junior subordinated indenture to defer the payment of interest at any time or from time to time for a period not exceeding 10 consecutive semiannual periods for any one extension (each such period an "Extension Period"); provided, however, that no Extension Period may extend beyond the stated maturity of the junior subordinated debt securities. During any Extension Period, the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company's capital stock (which includes common and preferred stock),
(ii) make any payment of principal, interest or premium, if any, on, or repay, repurchase or redeem any debt securities of the

--------------------------------------------------------------------------------

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

      In addition, under the terms of the indenture governing its junior subordinated debt, the Company may not merge or consolidate with, or sell substantially all of its assets to, any other corporation, person or entity unless: (a) the surviving corporation is a domestic corporation which expressly assumes the Company's obligations with respect to the junior subordinated debt and the Capital Securities and related documents; (b) there is no, and the merger or other transaction would not cause a, default under the junior subordinated debt; and (c) certain other conditions are met.

11. STOCKHOLDERS' EQUITY

      At the Company's annual meeting of shareholders held on May 20, 1998, an amendment to the Company's Certificate of Incorporation was approved by the stockholders of the Company. This amendment increased the authorized number of shares of common stock from 20,000,000 to 30,000,000, and reduced the par value of the common stock from $5.00 per share to $0.01 per share. At the Company's annual meeting of shareholders held on May 19, 1999, an amendment to the Company's Certificate of Incorporation was approved by the stockholders of the Company further increasing the authorized number of shares of common stock from 30,000,000 to 50,000,000.

      The Company declared a 10 percent stock dividend to stockholders of record on December 7, 1998, which was distributed on December 21, 1998. In addition, the Company declared a two-for-one stock split in the form of a 100 percent stock dividend to stockholders of record on December 15, 1997, which was distributed on December 24, 1997. The weighted average common shares outstanding and per common share amounts have been adjusted to reflect the stock dividends and splits, as well as the pooling-of-interests acquisition of Tappan Zee.

      The ability of the Company and the Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At December 31, 1999, the Bank could pay dividends to the Company of $32.1 million without having to obtain prior regulatory approval.

      The Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the Capital Securities or related junior subordinated debt, or if the Company elects to defer payment for up to five years as permitted under the terms of the Capital Securities and related junior subordinated debt (see Note 10).

      In December 1993, the Company implemented a Dividend Reinvestment Plan ("DRIP"), which allows stockholders to invest cash dividends in shares of the Company's common stock at fair value and to purchase additional common stock at fair value of up to $2,500 per quarter. The DRIP was suspended for dividends paid after January 1, 1996. As of December 31, 1999, 200,000 shares of common stock are authorized for issuance in connection with the DRIP, of which 98,020 shares have been issued.

      The dividend rate on the Company's Series "A" cumulative nonvoting preferred stock issued to a single investor was determined quarterly and was subject to certain minimum and maximum per annum dividend rates. The weighted average dividend was at the minimum rate of 8.4 percent for 1997. The Company redeemed the remaining outstanding amount of $3,250,000 of preferred stock at stated value on February 14,1997.

      During the third quarter of 1998 and fourth quarter of 1997, Realty Corp. declared and paid dividends totaling $45,210 and $10,960, respectively, to its non-affiliate minority-interest junior preferred stockholders. TPNZ declared and paid a dividend totaling $10,960 to its non-affiliate minority-interest junior preferred stockholders in the second quarter of 1999.

      The Company sold 100 and 20,650 shares of treasury stock in 1998 and 1997, respectively. These shares were purchased by the Company's Employee Stock Ownership Plan (With Code Section 401(k) Provisions) ("KSOP") and the Bank's Key Employees' Supplemental Investment Plan ("KESIP") at fair value. In addition, the Company purchased 298,079, 73,606 and 39,160 common shares at fair value for the treasury in 1999, 1998 and 1997, respectively. Certain treasury stock purchases were made in connection with previously announced stock repurchase programs. Common shares totaling 55,135 purchased by Tappan Zee in 1997 and 1996 for the treas-

--------------------------------------------------------------------------------

ury were retired in connection with the acquisition of Tappan Zee.

      In accordance with regulatory requirements, Tarrytowns established a liquidation account at the time of its conversion to a stock company ("Conversion") in the amount of $7.8 million, equal to its net worth at March 31, 1995. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank (as successor to Tarrytowns) after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for eligible accounts then held.

      In connection with the Bank's KESIP, amounts deferred by participating employees and contributed by the Bank are invested in Company stock. This investment in Company stock of $748,000 at December 31, 1999 and $675,000 at December 31, 1998 is included in common stock held for benefit plans, which is shown as a reduction of stockholders' equity. The related deferred compensation obligation is also shown as a component of stockholders' equity (see Note 17).

12. REGULATORY MATTERS

      The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and, also with respect to the Bank, regulatory framework for prompt corrective action, the Company and the Bank must meet or exceed specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices and as presented in the table below. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

------------------------------------------------------------------------------------------------------------------------------------





                                                                                Actual
-----------------------------------------------------------------------------------------------------------------------------------

Company                                                               Amount                Ratio                   Amount
-----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1999

         Total Capital (to Risk Weighted Assets)                    $135,915                13.56%                 $80,212

         Tier I Capital (to Risk Weighted Assets)                    125,228                12.49                   40,106

         Tier I Capital (to Average Quarterly Assets)                125,228                 7.73                   48,612

As of December 31, 1998

         Total Capital (to Risk Weighted Assets)                    $124,102                16.12%                 $61,586

         Tier I Capital (to Risk Weighted Assets)                    115,213                14.97                   30,793

         Tier I Capital (to Average Quarterly Assets)                115,213                 9.13                   37,875
-----------------------------------------------------------------------------------------------------------------------------------

Bank
-----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1999

         Total Capital (to Risk Weighted Assets)                    $134,177                13.41%                 $80,037

         Tier I Capital (to Risk Weighted Assets)                    123,490                12.34                   40,018

         Tier I Capital (to Average Quarterly Assets)                123,490                 7.66                   48,393

As of December 31, 1998

         Total Capital (to Risk Weighted Assets)                    $ 99,368                13.71%                 $57,999

         Tier I Capital (to Risk Weighted Assets)                     91,194                12.58                   29,000

         Tier I Capital (to Average Quarterly Assets)                 91,194                 8.14                   33,621
===================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------

                                                                (000's, except percentages)

                                                                                                               Minimum
                                                                                  Minimum       To Be Well Capitalized
                                                                              For Capital      Under Prompt Corrective
                                                                        Adequacy Purposes            Action Provisions
------------------------------------------------------------------------------------------------------------------------------------

Company                                                      Ratio                 Amount                        Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1999

         Total Capital (to Risk Weighted Assets)               8.0%                   N/A                          N/A

         Tier I Capital (to Risk Weighted Assets)              4.0                    N/A                          N/A

         Tier I Capital (to Average Quarterly Assets)          3.0                    N/A                          N/A

As of December 31, 1998

         Total Capital (to Risk Weighted Assets)               8.0%                   N/A                          N/A

         Tier I Capital (to Risk Weighted Assets)              4.0                    N/A                          N/A

         Tier I Capital (to Average Quarterly Assets)          3.0                    N/A                          N/A
------------------------------------------------------------------------------------------------------------------------------------

Bank
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1999

         Total Capital (to Risk Weighted Assets)               8.0%              $100,046                        10.0%

         Tier I Capital (to Risk Weighted Assets)              4.0                 60,027                          6.0

         Tier I Capital (to Average Quarterly Assets)          3.0                 80,655                          5.0

As of December 31, 1998

         Total Capital (to Risk Weighted Assets)               8.0%               $72,499                        10.0%

         Tier I Capital (to Risk Weighted Assets)              4.0                 43,499                          6.0

         Tier I Capital (to Average Quarterly Assets)          3.0                 56,035                          5.0
===============================================================================================================================

N/A - Not Applicable

--------------------------------------------------------------------------------

      Capital ratios are computed excluding net unrealized gains or losses on available for sale securities, net of tax, which is included in the accumulated other comprehensive (loss) income component of stockholders' equity for financial reporting purposes.

      Capital and capital ratios for the Bank as of December 31, 1999 reflect the effects of the merger of Tarrytowns with and into the Bank. Total capital and Tier 1 capital of Tarrytowns were $21,309,000 and $20,727,000 at December 31, 1998, respectively. Total capital (to risk weighted assets), Tier 1 capital (to risk weighted assets) and tangible/core capital (to tangible average quarterly assets) was 45.89 percent, 44.64 percent and 13.05 percent at December 31, 1998, respectively, for Tarrytowns.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain or exceed minimum capital amounts and ratios as defined in the regulations, and set forth in the tables above. Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject, and are considered well capitalized under regulatory guidelines.

      As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that category.

13. EARNINGS PER COMMON SHARE

      The computation of basic and diluted earnings per common share for the year ended December 31 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                               (000's, except share amounts)
                                                             1999                          1998                         1997
------------------------------------------------------------------------------------------------------------------------------------
Numerator:

 Net income                                             $16,685                       $12,009                      $11,499

 Less preferred stock dividends                              11                            45                           45
------------------------------------------------------------------------------------------------------------------------------------
 Numerator for basic and diluted earnings per
  common share - net income available to
  common stockholders                                   $16,674                       $11,964                      $11,454
====================================================================================================================================

Denominator:

 Denominator for basic earnings per common
  share - weighted average shares                    15,879,730                    15,493,765                   15,331,962

 Effects of dilutive securities:
  Director and employee stock options                   645,722                     1,046,025                    1,279,759

  Restricted stock not vested                             2,763                        10,446                       17,161
------------------------------------------------------------------------------------------------------------------------------------

Denominator for diluted earnings per common
  share - adjusted weighted average shares           16,528,215                    16,550,236                   16,628,882
====================================================================================================================================
Basic earnings per common share                           $1.05                       $  0.77                      $  0.75

Diluted earnings per common share                         $1.01                       $  0.72                      $  0.69
===================================================================================================================================

Note 17 describes the Company's director and employee stock option and recognition and retention plans.

14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of the estimated fair values for certain financial instruments. The estimated fair values disclosed below are as of December 31, 1999 and 1998, and have been determined by using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. Also, the use of different market assumptions and /or estimation methodologies may have a material effect on the determination of the estimated fair values.

--------------------------------------------------------------------------------

      The fair value estimates presented in the following table are based on pertinent information available to the Company as of December 31, 1999 and 1998. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 1999 and 1998, and therefore, current estimates of fair value may differ significantly from the amounts that follow.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 As of December 31,
                                                                                       1999                           1998
                                                                                            Estimated                    Estimated
                                                                               Carrying          Fair        Carrying         Fair
                                                                                 Amount         Value          Amount        Value
------------------------------------------------------------------------------------------------------------------------------------
Assets:                                                                                            (In millions)
Cash, cash equivalents and other short-term investments                           $68.9         $68.9         $  71.0      $  71.0

Securities, FHLB stock, and accrued interest and dividends
 receivable                                                                       625.3         619.3           467.3        470.5

Loans, loans held for sale and accrued interest receivable                        922.2         909.6           726.7        740.3

Liabilities:

Deposits without stated maturities and accrued interest pay-
 able                                                                             636.5         636.5           579.6        579.6

Time deposits and accrued interest payable                                        508.4         508.1           381.3        382.9

Securities sold under agreements to repurchase and accrued
 interest payable                                                                 287.4         274.6           167.0        171.6

FHLB advances and accrued interest payable                                         88.5          87.8            34.5         34.6

Corporation - Obligated mandatory redeemable capital secu-
 rities of subsidiary trust and accrued interest payable                           20.8          20.5            20.8         23.0
====================================================================================================================================

      Fair value methods and assumptions are as follows:

      Cash, Cash Equivalents and Other Short-Term Investments - The carrying amount is a reasonable estimate of fair value.

      Securities, FHLB Stock, and Accrued Interest and Dividends Receivable- The fair value of securities is estimated based on quoted market prices or dealer quotes, if available. If a quote is not available, fair value is estimated using quoted market prices for similar securities. The fair value of FHLB stock is stated at redemption value, which equals its carrying value. Accrued interest and dividends are stated at its carrying amount.

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

      Deposits Without Stated Maturities and Accrued Interest Payable - Under SFAS No. 107, the estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, money market accounts and savings accounts, is equal to the amount payable on demand. Accrued interest payable, as applicable, is stated at its carrying amount.

      Time Deposits and Accrued Interest Payable - The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered at the reporting date for deposits of similar remaining maturities. Accrued interest payable is stated at its carrying amount.

      Securities Sold Under Agreements to Repurchase, FHLB Advances, Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trust and Accrued Interest Payable - The carrying amount is a reasonable estimate of fair value for borrowings which are either short-term or for which applicable interest rates reprice based upon changes in market rates. For medium and long-term borrowings, fair value is based

--------------------------------------------------------------------------------

on discounted cash flow through contractual maturity, or earlier call date if expected to be called, at rates currently offered at the balance sheet date for similar terms. Accrued interest payable is stated at its carrying amount.

      Financial Instruments with Off-Balance Sheet Risk - As described in Note 16, the Company is a party to financial instruments with off-balance sheet risk at December 31, 1999 and 1998. Such financial instruments include commitments to extend permanent financing and letters of credit. If the commitments are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the commitments expire, the Company retains any fees paid by the counterparty to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 1999 and 1998, respectively, approximates the recorded amounts of the related fees, which are not material to the consolidated financial position of the Company. The Company had no off-balance sheet interest rate contracts as of December 31, 1999. The fair value of such contracts at December 31, 1998 was not material.

15. RELATED PARTY TRANSACTIONS

      A summary of the transactions for the years ended December 31, 1999 and 1998, with respect to loans (in excess of $60,000 with respect to each party) to directors, senior executive officers, stockholders or companies in which they had a 10 percent or more beneficial interest is as follows:

--------------------------------------------------------------------------------
                                                          (000's)
                                                      1999         1998
--------------------------------------------------------------------------------
Balance, January 1,                                $   848      $ 1,978

New loans                                              236          200

Borrowers no longer considered
 to be related parties                                 (75)      (1,292)

Repayments                                             (50)         (38)
--------------------------------------------------------------------------------
Balance, December 31,                              $   959     $    848
================================================================================

      The Company has made payments to organizations in which certain directors have a beneficial interest for services rendered by such organizations. Such payments are not considered to be material in the aggregate.

16. COMMITMENTS AND CONTINGENCIES

      At December 31, 1999, the Company and Bank are committed under employment agreements with the Chairman, President and Chief Executive Officer ("CEO"), Senior Executive Vice President and Chief Lending Officer, and Senior Executive Vice President and Chief Financial Officer requiring an annual salary of $590,000, $185,000 and $185,000, respectively; annual bonus payments equal to six, one and one percent of net income (as defined) of the Company, respectively, under the Executive Incentive Bonus Plan (see Note 17); and annual stock option grants of 106,480 shares, 39,930 shares and 39,930 shares, respectively, issued at fair value at the date of grant (110 percent of fair value for incentive stock options if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant); and other benefits for the term of the agreements. The CEO's employment agreement is for a five-year term, expiring November 16, 2003, while the Senior Executive Vice Presidents' agreements are for three-year terms, expiring November 16, 2001. The CEO's contract also requires minimum annual salary increases of $30,000. All of the agreements include change in control provisions, requiring certain payments, including three times annual salary and average bonus payments (as defined), in the event of a voluntary or involuntary termination connected with a change in control.

      At December 31, 1999, the Bank is also committed under an employment agreement and consulting agreement with a Senior Vice President of the Bank (and former Executive Vice President of Tarrytowns) and the former President of Tarrytowns, respectively. Under the employment agreement, the Bank will make payments of $165,000 per year for services to be performed for a period of three years. Under the consulting agreement, payments of $77,000 per year for services to be performed will be made for a period of three years. Both agreements were effective as of August 31,1998. Payments under these agreements accelerate in the event of a change in control of the Company.

      In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying Consolidated Financial Statements. At December 31, 1999 and 1998, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines approximated $280.0 million and $204.6 million, and outstanding letters of credit totaled $24.2 million and $25.3 million, respectively. Such amounts represent the maximum risk of loss on these commitments.

      The Bank is an approved Federal Home Loan Mortgage Corporation ("FHLMC") seller/servicer. At December 31, 1999, the principal balance of the loans sold or exchanged with FHLMC that remain uncollected totaled $46.6 million. The Bank is committed to service these loans.

--------------------------------------------------------------------------------

      In connection with its asset and liability management program, the Bank was party to a protected rate agreement ("cap") that expired in 1999 and had a notional amount of $2.0 million at December 31, 1998. The premium paid in the amount of $85,000 was deferred and amortized over the five-year life of the cap. Under the terms of the cap, the Bank would have been reimbursed for increases in one-month LIBOR for any month during the term of the agreement in which such rate exceeded the "strike level" of 8.1875 percent. Interest rate cap agreements allow the Bank to limit its exposure to unfavorable interest rate fluctuations over the "capped" rate. The cap hedged income payments from mortgage-backed securities with floating interest rates that were subject to a lifetime cap. The Bank was also party to an interest rate swap contract, which effectively adjusted the short-term interest rate on a security sold under agreement to repurchase borrowing to a long-term fixed interest rate. Under the terms of the contract, the Bank was required to pay a fixed interest rate payment equal to
6.16 percent of a notional amount of $10.0 million, and received a payment equal to three-month LIBOR. The agreement expired on October 2, 1998. These agreements were subject to the counterparty's ability to perform in accordance with the terms of the agreement. The Company's risk of loss on the interest rate cap was equal to the unamortized premium paid to enter into this agreement, while the risk of loss on the interest rate swap was the fair value amount to be paid to terminate the contract.

      The Company, from time to time, enters into forward commitments to sell residential first mortgage loans to reduce market risk associated with originating and holding loans for sale. A risk associated with these commitments arises from the Company's potential inability to generate loans to fulfill the contracts. To control the risk associated with changes in interest rates, the Company may also use options to hedge loans closed and expected to close. No such contracts were outstanding at December 31, 1999 and 1998.

      The Bank is required to report deposits directly to the Federal Reserve and to maintain reserves on a portion of these deposits. At December 31, 1999, the reserve requirement for the Bank totaled $4.3 million.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material adverse effect on the Company's consolidated financial position or results of operations.

17. EMPLOYEE BENEFIT PLANS

Executive Incentive Bonus Plan

      The Company provides an Executive Incentive Bonus Plan whereby certain key officers of the Company and/or the Bank (two of whom are directors and stockholders at December 31, 1999) are entitled to compensation in addition to their salaries at varying percentages of the Company's or Bank's net income (as defined). The total amount of such additional compensation cannot exceed 15 percent of the Company's net income (as defined) in any year. During 1999, 1998 and 1997, such additional compensation aggregated $2,061,000, $1,694,000 and $1,166,000, respectively.

Employee Stock Ownership Plan (With Code Section 401(k) Provisions)

      The Company maintains for the benefit of its employees an Employee Stock Ownership Plan (With Code Section 401(k) Provisions) ("KSOP").

      The 401(k) feature of the KSOP allows eligible employees of the Company and its affiliates to elect investment of their voluntary contributions in a fund that purchases common stock of the Company or in six other investment funds. Employees may elect to defer, through voluntary contributions, up to fifteen percent of compensation ($10,000 maximum in 1999), and the Company can elect to match fifty percent of the employee's voluntary contributions up to a maximum of four percent of the employee's compensation. Employer matching contributions for the years ended December 31,1999, 1998 and 1997, aggregated $339,000, $289,000 and $254,000, respectively.

      Under the Employee Stock Ownership feature, covering substantially all of the Company's full-time employees, the annual cash optional contribution determined by the Board of Directors, intended to be invested primarily in the Company's common stock, was $120,000, $240,000 and $240,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Shares purchased with the Company's contribution are allocated to participants on the basis of their relative compensation (as defined). The cumulative amount of shares allocated vest over the first seven years of a participant's service. After completion of seven years of credited service, all shares allocated (and to be allocated) are fully vested.

      Tappan Zee also had an Employee Stock Ownership Plan (the "ESOP") for the benefit of eligible Tarrytowns employees, which was assumed by the Company upon its acquisition of Tarrytowns in 1998, and merged with the KSOP on September 30, 1999. In 1995, the ESOP borrowed approximately $1.3 million from Tappan Zee (assumed by the Company) and used the funds to purchase 159,667 shares of Company common stock. The Bank makes monthly contributions to the KSOP sufficient to fund the debt service requirements over the ten-year term of the loan. The unallocated shares are held in a suspense account by the KSOP trustee, and a portion of such shares are allocated to all KSOP participants at each year end. (Prior to the merger of the ESOP with the KSOP, shares released were allocated to Tarrytown's par-

--------------------------------------------------------------------------------

ticipants only). Shares released from the suspense account are allocated to participants on the basis of their relative compensation (as defined). Participants become vested in the shares allocated to their respective accounts in the same manner as described in the preceding paragraph for optional contributions. Shares allocated to Tarrytowns' participants prior to merger of the ESOP and KSOP were 100 percent vested upon the change in control of Tappan Zee. Any forfeited shares are allocated to other participants based on compensation (as defined). Shares allocated to participants or committed for release to participants totaled 17,089, 18,011 and 18,915 at December 31, 1999, 1998 and 1997, respectively. Expense recognized with respect to such shares released amounted to $266,000, $198,000 and $274,000 for the years ended December 31, 1999, 1998 and 1997, respectively, based on the average fair value of Company common stock for each period. The cost of the 74,635 shares that have not yet been committed to be released to participant accounts at December 31, 1999 of $682,000 is included in common stock held for benefit plans, which is reflected as a reduction of stockholders' equity. The fair value of these shares was approximately $1.2 million at that date.

Key Employees' Supplemental Investment Plans

      The Bank maintains a Key Employees' Supplemental Investment Plan ("KESIP"). The KESIP was established solely for the purpose of providing, to certain key management personnel who participate in the KSOP, benefits attributable to contribution allocations that would otherwise be made under the KSOP but for Internal Revenue Service ("IRS") limitations. Under the KESIP, salary reduction contributions may be made in excess of the limitations on annual contributions imposed by Internal Revenue Code Section 415, and the Bank shall elect to match up to fifty percent of the employee's voluntary KESIP contribution (to the extent such election is made under the KSOP), not to exceed four percent of the employee's compensation (less the amount of the employer matching contribution under the KSOP). The Bank must also contribute an amount equivalent to the KSOP optional contribution that would otherwise have been made to participating employees in the KSOP had it not been for IRS limitations. The Bank's matching and optional contributions under the KESIP for the years ended December 31, 1999, 1998 and 1997 was $50,000, $14,000, and $105,000,
respectively.

      Effective September 1, 1998, the Bank amended the KESIP as a result of changes in accounting required by Emerging Issues Task Force Consensus No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are in a Rabbi Trust and Invested" ("EITF Consensus No. 97-14"), which prescribes accounting for deferred compensation plans in which investments are made in company stock. The amendment revises the KESIP so that all compensation deferred into this plan is immediately invested in shares of Company stock. In addition, distributions from the KESIP will be made in Company stock. As a result of the amendment to the KESIP and application of EITF Consensus No. 97-14, the accounting for the KESIP resulted in a revaluation of the deferred compensation obligation and the shares held in trust for deferred compensation to reflect the obligation and shares held in trust at their historical cost. In addition, in accordance with EITF Consensus No. 97-14, the deferred compensation obligation and shares held in trust for deferred compensation (which is included in common stock held for benefit plans) are included as separate components of stockholders' equity.

      In 1998, the Bank also established a Key Em-ployees Supplemental Diversified Investment Plan ("KESDIP"). The KESDIP is similar in terms to the KESIP, except that investments made by the KESDIP trust may be in diversified assets and are not limited to Company stock. The Bank's matching and optional contributions (which are reduced to the extent of contributions made to the KSOP and KESIP) under the KESDIP for the years ended December 31, 1999 and 1998 was $77,000 and $71,000, respectively.

STOCK OPTION PLANS

      The Company provides fixed stock option plans to the Company's Board of Directors, Tarrytowns' former Board of Directors and certain employees, which are described below, for the purchase of Company common stock at prices at least equal to the fair value of the Company's common stock on the date of grant. As discussed in Note 3, the Company has elected to continue to report compensation expense from stock options under APB No. 25, and to provide pro forma disclosures of compensation expense measured by the fair value based method as defined by SFAS No. 123.

      Pro forma information on the Company's net income and basic and diluted earnings per common share, as required by SFAS No. 123, has been determined as if the Company had accounted for its stock options under the fair value method of that standard. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options' vesting period. The following table compares the Company's net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the years ended December 31, 1999, 1998 and 1997. The effect on pro forma net income in earlier years may not be representative of compensation expense for later years when the impact of the amortization of multiple option grants are reflected in the pro forma disclosures.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                  (000's, except share data)
                                                   Year Ended December 31,
                                                1999       1998         1997
--------------------------------------------------------------------------------
Net income                As reported        $16,685    $12,009      $11,499
                          Pro forma           15,067     10,236       10,041

Basic earnings            As reported         $ 1.05     $ 0.77       $ 0.75
 per common share         Pro forma             0.95       0.66         0.65

Diluted earnings          As reported         $ 1.01     $ 0.72       $ 0.69
 per common share         Pro forma             0.91       0.62         0.60
================================================================================

Director Stock Option Plan

      In 1989 and 1998, the stockholders of the Company approved Director Stock Option Plans (the "Director Plans") for an aggregate of 694,093 and 440,000 shares (after adjustment for stock splits and dividends), respectively, of the Company's common stock to be issued to all non-employee members of the Company's Board of Directors. Under the terms of the 1998 Director Plan, as amended by the Board of Directors on March 24, 1999, each eligible director will receive, effective as of the close of each annual meeting of stockholders of the Company, a non-qualified option (after adjustment for stock splits and stock dividends) to purchase a fixed number of shares of common stock at an exercise price equal to the fair market value of such shares on the date of the grant. The number of shares subject to the option is based on the number of years of service completed by the eligible director. After two years of service, the eligible director is entitled to an option covering 1,000 shares. Each additional year of service entitles the eligible director to an option covering an additional 1,000 shares, until the director has completed 15 years of the eligible service, after which the director is entitled to an option covering 18,634 shares. The 1998 Director Plan has a term of ten years. Final awards under the 1989 Director Plan were made, effective with approval of the 1998 Director Plan. Options may not be exercised prior to the first anniversary of the date of grant and expire ten years after the date of grant. There were 361,464 shares remaining to be granted at December 31, 1999 under the 1998 Director Plan.

      Under the Tappan Zee Directors' Stock Option Plan (the "Tappan Zee Directors Plan"), which was assumed by the Company, 59,875 shares (after adjustment for stock splits and stock dividends) were authorized for issuance to outside Directors for option exercises. Option terms and conditions are similar to those under the Tappan Zee Stock Option Plan (see Employee Stock Option Plans below), except that all director options are "non-qualified" options. There have been 49,896 options issued under this plan. Upon the change in control that resulted when Tappan Zee was acquired by the Company, all options under this plan became vested. There are 9,979 shares available for future grant under this plan.

------------------------------------------------------------------------------------------------------------------------------------

      A summary of the Director Plans and the Tappan Zee Directors Plan activity and related information for the years ended December 31, 1999, 1998 and 1997 follows:

------------------------------------------------------------------------------------------------------------------------------------
                                               1999                               1998                               1997
                                                      Weighted-                          Weighted-                         Weighted-
                                                        Average                            Average                           Average
                                                       Exercise                           Exercise                          Exercise
                                         Options          Price          Options             Price          Options            Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1,               535,375          $9.21           486,097         $    6.71          414,945        $    4.88
Granted                                  78,536          14.25            93,170             18.86           93,170            13.78
Exercised                               173,294           5.00            43,892              2.08           22,018             2.18
Expired                                  37,268          16.32               --                 --               --               --
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31,             403,349         $11.34           535,375         $    9.21          486,097        $    6.71
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31,             324,813         $10.64           442,205         $    7.17          353,011        $    4.54
Weighted average fair value of
  options granted during the year         $5.50                            $7.48                              $5.48
====================================================================================================================================

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yields of 1.73, 1.40 and 1.40 percent; volatility factors of the expected market price of the Company's common stock of 36.98, 35.93 and 33.62 percent; risk free interest rates of 5.69, 5.67 and 6.58 percent; and expected lives of 6.08, 6.28 and 6.28 years.

--------------------------------------------------------------------------------

      The following table summarizes the range of exercise prices on stock options outstanding and exercisable for the Director Plans and the Tappan Zee Directors Plan at December 31, 1999:

------------------------------------------------------------------------------------------------------------------------------------
                                                 Options Outstanding                                         Options Exercisable
                                                        Weighted-
                                                          Average              Weighted-                                 Weighted-
Range of                                                Remaining                Average                                   Average
Exercise                            Number            Contractual               Exercise                Number            Exercise
Prices                         Outstanding                   Life                  Price           Exercisable               Price
------------------------------------------------------------------------------------------------------------------------------------
$  1.87 to $  4.79               88,577                3.82 years           $    3.53                88,577            $   3.53
   6.40 to $  9.44               87,164                6.46                      8.14                87,164                8.14
  13.78 to   14.25              153,072                8.44                     14.02                74,536               13.78
  18.86 to   18.86               74,536                8.43                     18.86                74,536               18.86
------------------------------------------------------------------------------------------------------------------------------------
$  1.87 to $ 18.86              403,349                7.00 years           $   11.34               324,813            $  10.64
====================================================================================================================================

Employee Stock Option Plans

      Under the 1984 and 1993 Incentive Stock Option Plans and the 1997 Employee Stock Option Plan for key employees of the Company and its subsidiaries, and the Tappan Zee Stock Option Plan, which was assumed by the Company (the "Employee Stock Option Plans"), options for the issuance of both incentive and nonqualified stock options up to an aggregate of 3,496,801 shares (after adjustment for stocks splits and stock dividends) were authorized for grant at prices at least equal to the fair value of the Company's common stock at the time the options are granted (for incentive stock options, 110 percent of fair value, for grants to an employee who, at the time of the grant, owns stock aggregating 10 percent or more of the combined voting power of all classes of stock of the Company).

      For the 1984 and 1993 Incentive Stock Option Plans and the 1997 Employee Stock Option Plan, each option holder may exercise up to 50 percent of his or her options after a three month period subsequent to the grant date and may exercise the remaining 50 percent six months after the grant date. The options granted have a maximum exercisable term of ten years from the date of grant (not more than five years in the case of incentive stock options granted to an employee who, at the time of grant, owns stock aggregating 10 percent or more of the total combined voting power of all classes of stock of the Company). The option shares and related prices are adjusted for stock splits and stock dividends. Shares totaling 703,141 have been granted under the 1997 Employee Stock Option Plan, and 616,859 shares remain available for grant under this plan. No additional shares will be granted under the 1984 and 1993 Incentive Stock Option Plans.

      Options under the Tappan Zee Plan have a ten-year term and vest ratably over five years from the date of grant. Each option, however, becomes fully exercisable upon a change in control of Tappan Zee or Tarrytowns, or upon the death, disability or retirement of the option holder. Upon the acquisition of Tappan Zee by the Company, all options became exercisable, except for 59,875 unvested options held at the acquisition date by the former Executive Vice President and former President pursuant to the terms of certain employment and consulting agreements. These options will vest according to the original terms of the Plan. Upon the retirement of the former President as Director Emeritus in 1999, all of his options totaling 29,938 became fully vested. At December 31, 1999, shares available for future grants totaled 39,916 for the Tappan Zee Stock Option Plan and 19,958 shares were granted but not yet vested.

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yields of 1.73, 1.40 and 1.40 percent; volatility factors of the expected market price of the Company's common stock of 37.39, 36.63 and 33.20 percent; risk-free interest rates of 5.26, 5.56 and 6.38 percent; and expected lives of 6.09, 5.98 and 6.05 years.

--------------------------------------------------------------------------------

      A summary of the Employee Stock Option Plans' activity and related information for the years ended December 31, 1999, 1998 and 1997 follows:

------------------------------------------------------------------------------------------------------------------------------------
                                               1999                             1998                                1997
                                                         Weighted-                        Weighted-                        Weighted-
                                                           Average                          Average                          Average
                                                          Exercise                         Exercise                         Exercise
                                         Options             Price        Options             Price          Options           Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1,              1,524,802           $ 8.99       1,733,220         $    6.06        1,476,616       $    4.27
Granted                                  276,111            13.60         295,115             18.54          279,268           15.21
Exercised                                 45,502             2.87         503,533              4.52           22,664            1.83
Expired                                    9,680            17.02              --                --               --              --
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31,            1,745,731           $ 9.83       1,524,802         $    8.99        1,733,220       $    6.06
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31,            1,725,773           $ 9.84       1,426,970         $    8.78        1,653,386       $    5.90
Weighted average fair value of
 options granted during the year           $5.16                            $7.26                              $5.81
====================================================================================================================================

      The following table summarizes the range of exercise prices on stock options outstanding and exercisable under the Employee Stock Option Plans at December 31, 1999:

------------------------------------------------------------------------------------------------------------------------------------
                                                   Options Outstanding                                         Options Exercisable
                                                           Weighted-
                                                             Average               Weighted-                              Weighted-
Range of                                                   Remaining                 Average                                Average
Exercise                          Number                 Contractual                Exercise               Number          Exercise
Prices                       Outstanding                        Life                   Price          Exercisable             Price
------------------------------------------------------------------------------------------------------------------------------------
$ 1.95 to $ 4.84                 507,662                  3.17 years            $    2.87              507,662          $  2.87
  5.32 to   9.44                 437,185                  3.73                       6.87              417,227             6.75
 13.56 to  14.92                 276,111                  9.13                      13.60              276,111            13.60
 15.17 to  20.75                 524,773                  8.02                      17.05              524,773            17.05
------------------------------------------------------------------------------------------------------------------------------------
$ 1.95 to $20.75               1,745,731                  5.71 years            $    9.83            1,725,773         $   9.84
====================================================================================================================================

Recognition and Retention Plans ("RRP Plans")

      In 1996, the stockholders of Tappan Zee approved the Tappan Zee Financial, Inc. Recognition and Retention Plan for Officers and Employees ("Employees Plan") and the Tappan Zee Financial, Inc. Recognition and Retention Plan for Outside Directors ("Directors Plan"), both of which have been assumed by the Company. The purpose of the RRP Plans is to provide officers and non-employee directors with a proprietary interest in the Company in a manner designed to encourage their retention. Total shares authorized are 55,883 for the Employees Plan and 23,950 for the Directors Plan.

      Effective July 10, 1996, initial stock awards were made under the Employees Plan and the Directors Plan for 39,916 shares and 23,950 shares, respectively. An additional grant of 1,232 shares was made under the Employees Plan in 1997. These awards vest over five years from the date of grant; however, immediate vesting occurs upon a change in control of Tappan Zee or Tarrytowns, or upon the death, disability or retirement of the participant. Upon the acquisition of Tappan Zee by the Company, 15,110 shares were immediately vested. Shares awarded to the former Executive Vice President and former President aggregating 23,950 were not then vested pursuant to the terms of a certain employment and consulting agreement. However, in 1999, upon retirement of the former President of Tappan Zee as Director Emeritus, all of his RRP shares were vested. The fair value of the shares awarded under the plans totaled $616,000 at the grant dates. The remaining recorded value of the shares not yet vested of $76,000 is being amortized to compensation expense on a straight-line basis over the five-year vesting period. Compensation expense of $99,000, $243,000 and $123,000 was recognized during the years ended December 31, 1999, 1998 and 1997, respectively, of which $166,000 is included in merger related expenses in 1998 as a result of acceleration of vesting attributable to the Tappan Zee acquisition.

Pension Plans

      All of Tarrytowns' eligible employees were included in a noncontributory, multiple-employer defined benefit pension plan (the "Employee Pension Plan"). The annual contributions to the Employee Pension Plan were based on actuarially determined funding requirements. On September 1, 1998, Tarrytowns elected to terminate the Employee Pension Plan and benefits under the Employee Pension Plan were frozen as of October 1, 1998. An accrual of $0.4 million was made during the year

--------------------------------------------------------------------------------

ended December 31, 1998 to provide for additional contributions that were estimated to be required at the time of the Tappan Zee acquisition to fully fund the Employee Pension Plan for purposes of its termination and planned distributions of vested amounts to participants. Approximately $0.3 million of the accrual was reversed in 1999 as the accumulated benefit obligation decreased due to an increase in interest rates and the applicable discount rate used to compute the obligations. All benefits due to eligible employees aggregating $950,000 were distributed in January 2000. At December 31, 1998, the estimated accumulated benefit obligation was $1.1 million and Employee Pension Plan assets totaled $1.0 million. The actuarial present values of the accumulated benefit obligation were based on a discount rate of 6.15 and 5.16 percent in 1999 and 1998, respectively. Employee Pension Plan (income) expense for the years ended December 31, 1999, 1998 and 1997 was $(296,000), $416,000 (all of which is included in merger related expenses) and $38,000, respectively.

Director Retirement Plans

      Effective May 19, 1999, the Company adopted the Retirement Plan for non-employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the "Plan"). A Board member who has served for a period of fifteen years is eligible to receive benefits. The retiree shall be paid $2,000 per month for a period not to exceed ten years. In the event of death, after commencement of retirement payments but prior to the conclusion of the ten year payment period, the payments shall be paid to his or her spouse at a rate of 50 percent of the retirement payment over the remaining term of the retirement payment period, or through the date of the spouse's death if it occurs prior to completion of his/her payment period. Alternatively, the retiree may choose a lump sum payment equivalent to the present value of $200,000, discounted based on an interest rate equal to the average ten-year advance rate from the Federal Home Loan Bank, for the thirty days prior to the election. The Plan is unfunded. At December 31, 1999, the Company has recorded a liability of $552,000 to provide for the actuarial present value of payments expected to be made under the Plan, of which $515,000 relates to prior service cost. The discount rate used to compute the present value obligation is 6.75 percent. At December 31, 1999, an intangible asset of $472,000 has been recorded, which reflects the unamortized prior year service cost, which is being amortized over the average remaining service period of the current directors. Benefit cost for the Plan for the period May 19, 1999 through December 31, 1999 was approximately $80,000, of which $10,000 represents current service cost, $43,000 represents amortization of prior service cost and $27,000 represents interest.

      Tarrytowns also had a retirement plan for directors, which was a nonqualified plan that became effective upon the Conversion. Outside directors were participants in this unfunded plan only if they had elected not to participate in the Deferred Compensation Plan described below. Participants in the directors' retirement plan who have attained age 65 and completed ten or more years of service (including past service as a director of Tarrytowns) would receive an annual retirement benefit equal to the aggregate director compensation received (excluding stock compensation) for the final year of board service. Reduced benefits apply for shorter service periods and for early retirement. Pension expense was not significant. This plan was terminated effective August 31, 1998, benefits were frozen at that date and vested benefits were paid to participants in November 1998.

Deferred Compensation Plan

      The Bank has a nonqualified Deferred Compensation Plan for former Tarrytowns' Directors, which was assumed from Tarrytowns. Under the Deferred Compensation Plan, eligible directors deferred all or part of their compensation (including compensation paid to officer-directors for service as an officer). Deferred amounts were applied to either the purchase of (i) a life insurance policy, in which case the amount of deferred benefits payable is based on the value of expected death benefit proceeds, or (ii) Company common stock and other investments, in which case the amount of deferred benefits payable is based on the investment performance of the investments made. Deferred benefits are paid in installments over a ten year period beginning upon termination of service. In the event of a change in control of Tappan Zee or Tarrytowns, which occurred upon the acquisition of Tappan Zee by the Company, the plan required full funding of any previously purchased life insurance contracts. However, the Board of Directors of Tarrytowns waived this requirement. The Bank has established a trust fund with an independent fiduciary for the purpose of accumulating funds to be used to satisfy its obligations under this plan.

      The accumulated projected benefit obligation of the Deferred Compensation Plan aggregated $1.2 million at both December 31, 1999 and 1998. The present value of the accumulated projected benefit obligation is based on a discount rate of 6.0 percent for both years. Expenses for this Plan for the years ended December 31, 1999, 1998 and 1997 were $72,000, $569,000 (of which $392,000 is recorded as part of merger related expense to provide for the full present value obligation of the Plan) and $267,000, respectively.

      For financial reporting purposes, the cash surrender value of the life insurance contracts are not considered plan assets but instead are included in the Company's Consolidated Statements of Condition. At December 31, 1999 and 1998, the cash surrender values of purchased life insurance policies were approximately $393,000 and $331,000, respectively. The total death

--------------------------------------------------------------------------------

benefits payable under the insurance policies amounted to approximately $1.0 million at December 31, 1999. Although the Company may be obligated for certain cash payments prior to the receipt of proceeds from the purchased life insurance policies, the Company should ultimately be partially reimbursed from such life insurance proceeds.

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

18. DISSOLUTION OF U.S.B. REALTY CORP.

      In 1998, the Company announced that it intended to dissolve the Bank's Real Estate Investment Trust subsidiary, Realty Corp., in a tax-free liquidation. For the year ended December 31, 1998, net income includes a reduction of tax expense, net of associated expenses, of $1.9 million resulting from the tax free liquidating distributions of earnings from Realty Corp.

19. SEGMENT INFORMATION

      SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public business enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions.

      The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based upon how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

      General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, northern New Jersey and southern Connecticut. For the years ended December 31, 1999, 1998 and 1997, there is no customer that accounted for more than 10 percent of the Company's revenue.

--------------------------------------------------------------------------------

20. CONDENSED FINANCIAL INFORMATION OF U.S.B. HOLDING CO., INC. (PARENT COMPANY
ONLY)

      Condensed statements of condition are as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (000's)
                                                                                                 Year Ended December 31,
                                                                                       1999                                  1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                           $ 2,544                              $  2,461

Securities available for sale (at estimated fair value)                                 700                                   136

Investment in common stock of subsidiaries                                          114,192                               114,186

Other assets                                                                          2,720                                 4,054
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $120,156                              $120,837
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                                                   $ 3,745                              $  3,398

Corporation - Obligated mandatory redeemable
    capital securities of subsidiary trust                                           20,000                                20,000

Stockholders' equity                                                                 96,411                                97,439
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $120,156                              $120,837
====================================================================================================================================

      Condensed statements of income are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (000's)
                                                                                               Year Ended December 31,
                                                                                      1999               1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Income:

Dividends from subsidiaries                                                        $  7,000          $  4,400         $  4,900

Gain on sale of available for sale securities                                            61                --               --

Other income                                                                             68               173              204
------------------------------------------------------------------------------------------------------------------------------------
Total income                                                                          7,129             4,573            5,104
------------------------------------------------------------------------------------------------------------------------------------

Expenses:

Interest on Corporation-Obligated mandatory redeemable
    capital securities of subsidiary trust                                             1,952             1,952            1,771
Other expenses                                                                           704               712              755
Merger related expenses                                                                   --             2,759               --
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                         2,656             5,423            2,526
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in undistributed income of subsidiaries
    and (benefit) provision for income taxes                                           4,473             (850)            2,578

Equity in undistributed income of subsidiaries                                        11,433            11,710            9,005

(Benefit) provision for income taxes                                                    (779)           (1,149)              84
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $  16,685          $ 12,009         $ 11,499
====================================================================================================================================

--------------------------------------------------------------------------------

      Condensed statements of cash flow are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (000's)
                                                                                               Year Ended December 31,

                                                                                     1999               1998                1997
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:

Net income                                                                       $ 16,685           $ 12,009            $ 11,499

Adjustments to reconcile net income to net cash provided by operating activities:

       Gain on sale of available for sale securities                                  (61)                --                  --

       Merger expenses (paid) not yet paid                                           (945)               997                  --

       Equity in undistributed income of subsidiaries                             (11,433)           (11,710)             (9,005)

       Tappan Zee fiscal year conversion                                               --               (334)                 --

Other - net                                                                         3,022              1,129                (820)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           7,268              2,091               1,674
------------------------------------------------------------------------------------------------------------------------------------
Investing activities:

Proceeds from sale of available for sale securities                                   144                 --                  --

Purchase of available for sale securities                                            (632)            (2,622)                (15)

Capital contribution of available for sale securities to subsidiary                    --              2,557                  --

Proceeds from principal payments of available for sale securities                      --                  7                  --

Net increase in investment in subsidiary                                                1             (2,572)            (15,600)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                               (487)            (2,630)            (15,615)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities:

Dividends paid - Common                                                            (4,312)            (3,447)             (2,749)
                 Preferred                                                             --                  --                (34)

Net proceeds from issuance of Corporation - Obligated  mandatory
    redeemable capital securities of subsidiary trust                                  --                 --              18,810

Redemption of preferred stock                                                          --                 --              (3,250)

Net proceeds from issuances of common stock and related tax benefit
    of stock options                                                                1,855              3,598                 231

Proceeds from sale of treasury stock                                                   --                  1                 469

Purchases of treasury stock                                                        (4,241)            (1,358)             (1,095)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                               (6,698)            (1,206)             12,382
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                       83             (1,745)             (1,559)

Cash and cash equivalents at beginning of year                                      2,461              4,206               5,765
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                         $  2,544           $  2,461            $  4,206
====================================================================================================================================

Independent Auditors' Report
--------------------------------------------------------------------------------
Deloite & Touche [LOGO]
To the Board of Directors and Stockholders
U.S.B. Holding Co., Inc.

We have audited the accompanying consolidated statements of condition of U.S.B. Holding Co., Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Tappan Zee Financial, Inc. into the Company, which has been accounted for as a pooling-of-interests as described in
Note 2 to the consolidated financial statements. We did not audit the consolidated statements of income, stockholders' equity and cash flows of Tappan Zee Financial, Inc. for the year ended March 31, 1998, which statements reflect net interest income of $4.7 million. Those statements were audited by other auditors whose unqualified report dated April 28, 1998, has been furnished to us, and our opinion insofar as it relates to the amounts included for Tappan Zee Financial, Inc. and subsidiaries in the 1997 consolidated financial statements of U.S.B. Holding Co., Inc. and its subsidiaries is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S.B. Holding Co., Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloite & Touche LLP
January 28, 2000
Stamford, Connecticut

1999 Management Report
--------------------------------------------------------------------------------

January 28, 2000

To the Stockholders
U.S.B. Holding Co., Inc.

The management of U.S.B. Holding Co., Inc. (the "Company") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

The financial statements have been audited by an independent accounting firm, Deloitte & Touche LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on page 53.

Internal Control

Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with generally accepted accounting principles, and for the Company's bank subsidiary, Union State Bank, in conformity with the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income ("Call Report Instructions"). The internal control contains monitoring mechanisms, and actions that are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with generally accepted accounting principles and, for Union State Bank, in conformity with the Call Report Instructions as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles, and for its bank subsidiary, the Call Report Instructions as of December 31,1999.

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

Management assessed its compliance with those designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Union State Bank has complied, in all material respects, with the designated safety and soundness laws and regulations referred to above for the year ended December 31, 1999.


      /s/ Thomas E. Hales               /s/ Steven T. Sabatini
      Thomas E. Hales                   Steven T. Sabatini
      Chairman, President and           Senior Executive
      Chief Executive Officer           Vice President and
                                        Chief Financial Officer

Independent Accountants' Report
--------------------------------------------------------------------------------
Deloite & Touche [LOGO]
To the Board of Directors
U.S.B. Holding Co., Inc.

We have examined management's assertion, included in the accompanying 1999 Management Report, that U.S.B. Holding Co., Inc. (the "Company") maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and for the Company's bank subsidiary, Union State Bank, the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income ("Call Report Instructions") as of December 31, 1999 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

In our opinion, management's assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and, for its bank subsidiary, the Call Report Instructions as of December 31, 1999 is fairly stated, in all material respects, based on the criteria established in the COSO Report.


/s/ Deloite & Touche LLP
January 28, 2000
Stamford, Connecticut

Management's Discussion and Analysis
of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

      This section presents discussion and analysis of the financial condition and results of operations of U.S.B. Holding Co., Inc. (the "Company") and its subsidiaries, including its banking subsidiaries, Union State Bank (the "Bank") and its wholly-owned subsidiaries, U.S.B. Realty Corp. ("Realty Corp.") through October 29, 1998, its date of dissolution, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc. and TPNZ Preferred Funding Corp. ("TPNZ") from April 30, 1999, and Tarrytowns Bank, FSB ("Tarrytowns") through April 30, 1999, the date of its merger with and into the Bank, and its wholly-owned subsidiary TPNZ through the date of merger, and Royal Oak Savings Bank, F.S.B. through December 31, 1995, the date of its sale. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental financial data contained elsewhere in this report.


Selected Financial Data                                                (000's, except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,

                                                 1999                 1998                1997                1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Operating Results:

Total interest income                       $   106,817          $    90,542         $    80,136        $    65,702      $    57,275

Total interest expense                           53,968               47,414              41,785             31,676           28,291
------------------------------------------------------------------------------------------------------------------------------------

Net interest income                              52,849               43,128              38,351             34,026           28,984

Provision for loan losses                         2,285                1,239               2,362              2,344            1,290

Income before income taxes                       26,585               15,381              16,521             15,369           15,084

Net income                                       16,685               12,009              11,499             10,269           10,164

Basic earnings per common share                    1.05                 0.77                0.75               0.65             0.65

Diluted earnings per common share                  1.01                 0.72                0.69               0.62             0.63

Cash dividends per common share                    0.27                 0.22                0.18               0.14             0.12

Weighted average common shares               15,879,730           15,493,765          15,331,962         15,320,858       15,169,835

Adjusted weighted average common shares      16,528,215           16,550,236          16,628,882         16,114,131       15,711,291
====================================================================================================================================

                                                                                   December 31,

                                                 1999                 1998                1997                1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Financial Position:

Total loans, net                            $  916,816            $ 722,479          $ 613,732          $  552,879         $ 438,611

Total assets                                 1,646,371            1,288,812          1,152,743             925,290           793,573

Total deposits                               1,141,749              958,640            902,788             780,607           700,543

Borrowings                                     373,775              200,115            133,803              59,692            10,000

Corporation-Obligated mandatory redeemable
    capital securities of subsidiary trust      20,000               20,000             20,000                  --                --

Stockholders' equity                            96,411               97,439             85,878              78,092            73,693
====================================================================================================================================

                                                                    Quarterly Results of Operations

------------------------------------------------------------------------------------------------------------------------------------
                                          1999 Quarters                                              1998 Quarters

                             Fourth       Third        Second        First       Fourth         Third         Second         First
------------------------------------------------------------------------------------------------------------------------------------
Interest income             $29,567     $28,329       $25,660      $23,261      $23,141       $23,035        $22,576       $21,790

Net interest income          14,244      14,304        12,706       11,595       11,245        10,983         10,629        10,271

Provision for loan losses       675         700           302          608          308           311            310           310

Income before income taxes    7,626       7,073         6,374        5,512        5,214           712(2)       4,672         4,783

Net income                    4,799       4,428         3,983        3,475        3,460            10(2)       5,254(1)      3,285

Basic earnings per
  common share                 0.30        0.28          0.25         0.22         0.22            --           0.34          0.21

Diluted earnings per
  common share                 0.29        0.27          0.24         0.21         0.21            --           0.31          0.19
====================================================================================================================================

(1) Reflects tax benefit, net of associated expenses, of $1.9 million from the liquidation of Realty Corp.
(2) Reflects merger related expenses of $4.4 million, $3.3 million after tax, related to the acquisition of Tappan Zee.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (000's, except percentages)
Average Balances and Interest Rates                                                  Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                    1999                                       1998

                                       Average                     Yield/        Average                     Yield/    Average
                                       Balance      Interest        Rate         Balance       Interest       Rate     Balance
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Interest bearing deposits               $   726     $     34         4.68%      $       2,145  $      68      3.17%    $     1,772
Federal funds sold                          25,548      1,277        5.00              29,675      1,595      5.37          20,202
Securities
   U.S. Treasury and
       government agencies                 121,114      8,577        7.08              88,945      6,392      7.19         144,069
   Mortgage-backed
        securities                         372,671     23,599        6.33             298,042     19,448      6.53         177,553
   Obligations of states and
       political subdivisions               57,371      4,609        8.03              60,564      4,941      8.16          63,486
   Corporate securities,
FHLB stock and other
        securities                          26,056      1,703        6.54              16,044      1,156      7.21           9,107
Loans, net                                 815,709     68,701        8.42             657,171     58,735      8.94         582,267
------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets            1,419,195    108,500        7.65%          1,152,586     92,335      8.01%        998,456
------------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets:
Other assets                                57,517                                     59,508                               57,558
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                   $1,476,712                              $   1,212,094                          $ 1,056,014
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
  NOW                                   $   64,634  $     938        1.45%      $      57,739  $     897      1.55%    $    49,801
  Money market                              47,040      1,078        2.29              45,456      1,174      2.58          49,868
  Savings                                  351,211     12,094        3.44             300,068     11,727      3.91         262,194
  Time                                     443,759     22,703        5.12             436,811     24,382      5.58         403,306
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing
  deposits                                 906,644     36,813        4.06             840,074     38,180      4.54         765,169
Federal funds purchased,
  securities sold under
  agreements to repurchase
  and FHLB advances                        282,226     15,203        5.39             128,277      7,282      5.68          81,028

Corporation - Obligated
  mandatory redeemable
  capital securities of
  subsidiary trust                          20,000      1,952        9.76              20,000      1,952      9.76          18,027
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities       1,208,870     53,968        4.46             988,351     47,414      4.80         864,224
------------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities
  and stockholders' equity:

Demand deposits                            155,166                                    122,847                              103,334

Other liabilities                           15,342                                      9,889                                8,665

Stockholders' equity                        97,334                                     91,007                               79,791
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                   $1,476,712                              $   1,212,094                          $ 1,056,014
====================================================================================================================================
NET INTEREST INCOME                                 $  54,532                                  $  44,921
====================================================================================================================================
NET YIELD ON INTEREST
 EARNING ASSETS (NET
 INTEREST MARGIN)                                                    3.84%                                    3.90%
====================================================================================================================================


                                           (000's, except percentages)
Average Balances and Interest Rates        Year Ended December 31,
--------------------------------------------------------------------------------

                                                1997

                                                      Yield/
                                           Interest   Rate
--------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Interest bearing deposits                  $    55    3.10%
Federal funds sold                           1,101    5.45
Securities
   U.S. Treasury and
       government agencies                  10,314    7.16
   Mortgage-backed
        securities                          12,047    6.79
   Obligations of states and
       political subdivisions                5,090    8.02
   Corporate securities,
FHLB stock and other
        securities                             647    7.10
Loans, net                                  52,732    9.06
--------------------------------------------------------------------------------
Total interest earning assets               81,986    8.21%
--------------------------------------------------------------------------------
Non-interest earning assets:
Other assets
--------------------------------------------------------------------------------
TOTAL
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:

Deposits:

  NOW                                      $   854    1.71%

  Money market                               1,314    2.63

  Savings                                   10,285    3.92

  Time                                      22,747    5.64
--------------------------------------------------------------------------------
Total interest bearing
  deposits                                  35,200    4.60

Federal funds purchased,
  securities sold under
  agreements to repurchase
  and FHLB advances                          4,814    5.94

Corporation - Obligated
  mandatory redeemable
  capital securities of
  subsidiary trust                           1,771    9.82
--------------------------------------------------------------------------------
Total interest bearing liabilities          41,785    4.83
--------------------------------------------------------------------------------
Non-interest bearing liabilities
  and stockholders' equity:

Demand deposits

Other liabilities

Stockholders' equity
--------------------------------------------------------------------------------
TOTAL
================================================================================
NET INTEREST INCOME                        $40,201
================================================================================
NET YIELD ON INTEREST
 EARNING ASSETS (NET
 INTEREST MARGIN)                                     4.03%
================================================================================

The statistical data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35% and the applicable state tax rate.

--------------------------------------------------------------------------------

Summary of Results

      The Company (including results reported for the Bank prior to the Company's formation as a holding company) reported its twenty-first consecutive year of increased net income in 1999. Net income was $16.7 million for the year ended December 31, 1999, a 38.9 percent increase over 1998. Net income was $12.0 million for the year ended December 31, 1998, a 4.4 percent increase over 1997 net income of $11.5 million. Net income for the year ended December 31, 1998 includes expenses related to the acquisition of Tappan Zee, including payments required under employment contracts and benefit plans, investment banking fees, printing costs, and professional fees incurred in connection with the acquisition ("merger related expenses"). Such expenses approximated $3.3 million, net of tax. The 1998 period also includes a reduction of tax expense, net of associated expenses, of approximately $1.9 million resulting from tax free liquidating distributions of earnings from the Bank's Real Estate Investment Trust subsidiary, Realty Corp. Excluding this net tax benefit and merger related expenses ("non-recurring items"), net income for the year ended December 31, 1998 was $13.4 million. The 1999 increase in net income over 1998 net income, adjusted for non-recurring items, was $3.3 million or 24.3 percent, while the 1998 increase was $1.9 million or 16.7 percent over the prior year. The increases in 1999 net income, compared to the prior year before the effects of non-recurring items, primarily reflects higher net interest income, service charges and fees and other income, partially offset by higher operating expenses and provisions for loan losses and income taxes, and lower securities gains. The increased net income for 1998 before non-recurring items compared to 1997, reflects higher net interest income, service charges and fees, other income and securities gains, and a lower provision for loan losses, partially offset by higher operating expenses and provision for income taxes.

      Diluted earnings per common share of $1.01 in 1999, increased 40.3 percent over the $0.72 recorded in 1998, while diluted earnings per common share increased 4.3 percent in 1998 compared to the $0.69 recorded in 1997, reflecting the higher net income. Excluding the effects of non-recurring items in 1998, diluted earnings per common share increased $0.20 or 24.7 percent in 1999 over the prior year, and the 1998 increase was $0.12 or 17.4 percent over 1997.

      Return on average common stockholders' equity was 17.13 percent in 1999, compared to 13.15 percent in 1998 (14.70 percent excluding non-recurring items) and 14.47 percent in 1997. Return on average total assets in 1999 was 1.13 percent, compared to 0.99 percent in 1998 (1.11 percent excluding non-recurring items) and 1.09 percent in 1997.

      Net interest income for 1999 rose to $52.8 million, a 22.5 percent increase over the $43.1 million recorded in 1998, while 1998 net interest income increased 12.5 percent compared to the $38.4 million recorded in 1997. These increases result principally from continuing growth of interest earning assets, primarily loans and security investments, while the net interest margin narrowed in each year. The net interest margin on a tax equivalent basis decreased to
3.84 percent in 1999, compared to 1998, and decreased to 3.90 percent in 1998 from 4.03 percent in 1997, as a result of a continuing flat yield curve and the effects of additional leveraging of the balance sheet. Non-interest income for 1999 decreased $120,000 compared to 1998, as a result of lower security gains, partially offset by higher service charges and fees and other income. Non-interest income in 1998 increased by $484,000 compared to 1997, due to higher securities gains, service charges and fees and other income. The overall increases in revenues were partially offset by 8.3 percent and 10.7 percent increases in non-interest expense (excluding merger related expenses and $513,000 of expenses incurred in connection with the liquidation of Realty Corp. in 1998) in 1999 and 1998, respectively, reflecting increases in costs such as salaries and employee benefits, occupancy and equipment expense and other costs, as a result of the continuing growth of the Company and its investment in people, new products, branches and technology. The increase in non-interest expenses in 1999 was partially offset by expense savings achieved as a result of the acquisition of Tappan Zee and merger of Tarrytowns with and into the Bank. A higher effective tax rate in 1999 also decreased net income compared to the preceding year, while 1998 taxes were lower compared to 1997 due to the tax benefit resulting from the liquidation of Realty Corp. Excluding the effects of the liquidation of Realty Corp. and non-deductible merger related expenses in 1998, the effective tax rate increased in 1999 to 37.2 percent compared to 33.8 percent and 30.4 percent in 1998 and 1997, respectively.

      The Company's total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of eight percent, as the total ratio equaled 13.56 percent and 16.12 percent at December 31, 1999 and 1998, respectively. The leverage capital ratio was 7.73 percent at December 31, 1999 and 9.13 percent at December 31, 1998, which exceeds the regulatory guideline of three percent.

--------------------------------------------------------------------------------

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 1999 and 1998, and the years ended December 31, 1998 and 1997, on a tax equivalent basis.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                (000's)

                                                                       1999 Compared to 1998                1998 Compared to 1997
                                                                         Increase (Decrease)                  Increase (Decrease)
                                                                            Due to Change in                     Due to Change in
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Total                                  Total
                                                      Average        Average        Increase      Average     Average      Increase
                                                       Volume           Rate      (Decrease)       Volume        Rate     (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:

Interest bearing deposits                           $   (57.5)    $    23.5      $    (34.0)   $     11.8   $     1.2    $     13.0

Federal funds sold                                     (211.5)       (106.5)         (318.0)        509.4       (15.4)        494.0

Securities:

 U.S. Treasury and government agencies                2,279.4         (94.4)        2,185.0      (3,961.3)       39.3      (3,922.0)

 Mortgage-backed securities                           4,741.0        (590.0)        4,151.0       7,878.9      (477.9)      7,401.0

 Obligations of states and political subdivisions      (257.4)        (74.6)         (332.0)       (237.2)       88.2        (149.0)

 Corporate securities, FHLB stock and
   other securities                                     663.1        (116.1)          547.0         499.7         9.3         509.0

 Loans, net                                          13,510.0      (3,544.0)        9,966.0       6,702.8      (699.8)      6,003.0
------------------------------------------------------------------------------------------------------------------------------------

Total interest earning assets                        20,667.1      (4,502.1)       16,165.0      11,404.1    (1,055.1)     10,349.0
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense:

Deposits:

   NOW                                                  102.6         (61.6)           41.0        128.0        (85.0)         43.0

   Money market                                          39.9        (135.9)          (96.0)      (114.4)       (25.6)      (140.0)

   Savings                                            1,858.8      (1,491.8)          367.0      1,480.3        (38.3)      1,442.0

   Time                                                 382.6      (2,061.6)       (1,679.0)     1,872.3       (237.3)      1,635.0

Federal funds purchased, securities sold under
  agreements to repurchase and FHLB advances          8,311.2        (390.2)        7,921.0      2,691.1       (223.1)      2,468.0

Corporation-Obligated mandatory redeemable
  capital securities of subsidiary trust                   --            --              --        192.6        (11.6)        181.0
------------------------------------------------------------------------------------------------------------------------------------

Total interest bearing liabilities                  10,695.1       (4,141.1)        6,554.0      6,249.9       (620.9)      5,629.0
------------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in interest differential       $ 9,972.0      $  (361.0)     $  9,611.0    $ 5,154.2    $  (434.2)   $  4,720.0
====================================================================================================================================

The variance, not solely due to rate or volume, is allocated between the rate and volume variances based upon their absolute relative weights to the total change.

Nonaccruing loans are included in average balances for purposes of computing changes in average volume and rate.

--------------------------------------------------------------------------------

Net Interest Income

      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. Net interest income of $54.5 million on a tax equivalent basis for 1999 reflects a 21.4 percent increase over the $44.9 million in 1998. Net interest income on a tax equivalent basis for 1998 rose 11.7 percent over the $40.2 million for 1997. Net interest income benefited from the increase in the excess of average interest earning assets over average interest bearing liabilities to $210.3 million in 1999, from $164.2 million and $134.2 million in 1998 and 1997, respectively.

      Interest income is determined by the volume of, and related rates earned on, interest earning assets. Volume increases in U.S. Treasury and government agencies, mortgage-backed securities, corporate securities, FHLB stock and other securities and loans, partially offset by lower volume for all other categories and overall lower rates on interest earning assets contributed to higher interest income in 1999, as compared to 1998. Volume increases also contributed to higher net interest income in 1998, particularly in federal funds sold, mortgage-backed securities, corporate securities, FHLB stock and other securities and loans, partially offset by volume decreases in U.S. Treasury and government agencies and obligations of states and political subdivisions, while the overall yield on interest earning assets decreased as a result of lower rates for mortgage-backed securities, loans and federal funds sold. Average interest earning assets increased in 1999 to $1,419.2 million over the $1,152.6 million in 1998 compared to $998.5 million in 1997, reflecting a 23.1 percent and 15.4 percent increase in 1999 and 1998, respectively. The Company's ability to make changes in the asset mix allows management to capitalize on more desirable yields, as available, on various interest earning assets.

      Interest income on federal funds sold decreased in 1999 due to lower volume and yield, while such income increased in 1998 due to higher volume, partially offset by lower yield, as compared to the prior year. The level of federal funds sold is dependent upon the rate of loan and deposit growth, and liquidity requirements, as well as yields on alternative security investments. To a lesser extent, investments in interest bearing deposits are also an alternative to federal funds sold.

      The average balances of total securities increased in both 1999 and 1998, due principally to efforts to effectively leverage capital, as well as management's efforts to balance the risk and liquidity of the entire portfolio. Overall, the net volume increase in securities resulted in increased interest income on securities in both years. Interest income on securities was also affected by generally lower yields on all securities in 1999 and on mortgage-backed securities in 1998, as compared to the prior year.

      Loans are the largest component of interest earning assets and, due to their significance, are carefully reviewed with respect to the Company's overall interest sensitivity position. In 1999, average net loan balances increased $158.5 million to $815.7 million compared to 1998, while average net loans increased $74.9 million in 1998 compared to 1997. Net loans outstanding increased $194.3 million to $916.8 million at December 31, 1999 from $722.5 million at December 31, 1998, or a 26.9 percent increase, compared to an increase of $108.7 million in 1998 over 1997, or 17.7 percent. Interest income on loans in both 1999 and 1998, increased due to higher volume, partially offset by lower interest rates. Loan interest income was also affected by interest income not recorded on nonaccrual loans of $85,000 in 1999, $123,000 in 1998 and $542,000 in 1997.

      Interest expense is a function of both the volume and rates paid for interest bearing liabilities. Interest expense in 1999 increased $6.6 million, or 13.8 percent to $54.0 million, following the 1998 increase of $5.6 million to $47.4 million, or 13.5 percent, compared to $41.8 million in 1997. Average balances in substantially all categories increased in both 1999 and 1998, except for money market accounts in 1998. Retail and commercial deposits increased principally due to the opening of the New Rochelle and White Plains branches in 1998 and the Suffern branch in 1997, as well as continuing growth of deposits in existing branches and business development efforts. In addition, management decided to increase leveraging of capital by increasing time deposits of municipalities, FHLB advances and borrowings under securities sold with agreements to repurchase, and investing these funds in short and medium-term investments and loan originations.

      Interest expense also increased due to the issuance of $20 million of Capital Securities in February 1997. The Capital Securities, issued at an effective rate of 9.8 percent, resulted in $2.0 million of interest expense in 1999 and 1998, compared to $1.8 million of interest expense in 1997. The Capital Securities are included in the Company's Tier 1 capital, and as a result the Company increased borrowings to purchase securities at reasonable spreads to further leverage capital.

      The level of non-interest bearing average demand deposits, which increased
26.3 percent in 1999 to $155.2 million from $122.8 million in 1998, which was an
18.9 percent increase compared to $103.3 million in 1997, is an integral aspect of liability management and has a direct impact on the determination of net interest income.

      Interest rates on average interest bearing deposits and borrowings generally decreased in 1999 due to a lower rate environment in the first half of 1999 compared to the prior year. During the second half of 1999, interest rates generally increased resulting in a higher cost of funds, which partially reduced the declining effect experienced in the first half of the year. In 1998, interest rates

--------------------------------------------------------------------------------

on average interest bearing deposits and borrowings decreased slightly, due to a lower interest rate environment. The net interest rate spread on a tax equivalent basis for each of the three years in the period ended December 31, 1999 is as follows:

                                         1999           1998          1997
--------------------------------------------------------------------------------
Average interest rate on:
--------------------------------------------------------------------------------
Total average interest-
    earning assets                       7.65%          8.01%     8.21%
Total average interest-
    bearing liabilities                  4.46%          4.80%     4.83%
Total average interest-
    bearing liabilities and
demand deposits                          3.96%          4.27%     4.32%
--------------------------------------------------------------------------------
Net interest rate spread
    excluding demand
    deposits                             3.19%          3.21%     3.38%
--------------------------------------------------------------------------------
Net interest rate spread
    including demand
    deposits                             3.69%          3.74%     3.89%
================================================================================

      In 1999 and 1998, the net interest rate spread decreased due to the continuing flat yield curve and increased leveraging of the balance sheet at tighter spreads. Although the effects of balance sheet leveraging tend to decrease the net interest rate spread, it adds net interest income without adding significant operating costs. Management cannot predict what impact market conditions will have on its net interest rate spread, and, therefore, further narrowing of the net interest spread may occur.

Non-Interest Income

      Non-interest income for 1999 was $5,294,000 compared to $5,414,000 for 1998. The decrease in 1999 primarily reflects lower net gains on security sales of $794,000, partially offset by higher service charges and fees of $584,000 and other income of $90,000. Non-interest income increased $484,000 in 1998, primarily reflecting higher security gains of $269,000, service charges and fees of $61,000 and other income of $154,000.

      Net gains on securities transactions principally result from the sales of securities to restructure the portfolio, manage cash flow and reduce long-term market value volatility of the portfolio in response to changes in interest rates.

      Service charges and fees on deposit accounts increased 21.2 percent and
2.3 percent in 1999 and 1998, respectively. The increases reflect a higher level of accounts in both years and a restructuring of fees charged in 1999.

      The increases in other income reflect higher income from merchant credit card transactions, letter of credit and loan prepayment fees and other income, partially offset by lower mortgage servicing income.

Non-Interest Expenses

      Excluding merger related expenses of $4.4 million and expenses related to the liquidation of Realty Corp. of $0.5 million in 1998 ("non-recurring expenses"), non-interest expenses rose to $29.3 million for 1999, or 8.3 percent over the $27.0 million for 1998, compared to a 10.7 percent increase in 1998 over the $24.4 million for 1997. These increases reflect the overall growth of the Company, partially offset in 1999 by decreases in expenses as a result of efficiencies achieved from the mergers of Tappan Zee and Tarrytowns ("merger related savings"). The Company's efficiency ratio (a lower ratio indicates greater efficiency) that compares non-interest expense to total adjusted revenue (taxable equivalent net interest income, plus non-interest income, excluding net gain on securities transactions and loans held for sale) was 49.4 percent in 1999 compared to 55.2 percent in 1998 (excluding non-recurring expenses) and
55.5 percent in 1997.

      Salaries and employee benefits, the largest component of non-interest expenses, rose 8.5 percent in 1999 to $16.9 million, compared to an 18.1 percent increase in 1998 to $15.6 million from the $13.2 million in 1997. The increases in both years reflect the costs of additional personnel necessary for the Company to accommodate the increases in both deposits and loans, as well as annual merit increases. In addition, the Company opened two branches in 1998 resulting in increased staff. Increases in salaries and employee benefits in both 1999 and 1998 were also attributable to incentive compensation programs necessary to be competitive in attracting and retaining high quality and experienced personnel, and higher health care costs and costs associated with related payroll taxes. The increase in 1999 is partially offset by estimated merger related savings of $0.8 million. The percentages of salaries and employee benefits as a percentage of total non-interest expenses before non-recurring expenses, increased slightly in 1999 compared to 1998, and more significantly in 1998 as compared to 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                 1999         1998         1997
--------------------------------------------------------------------------------
Employees at December 31,
Full-time employees                               266          255          235
Part-time employees                                34           27           32
--------------------------------------------------------------------------------
Salaries and employee benefits                    (000's, except percentages)
--------------------------------------------------------------------------------
Salaries                                       $9,871       $9,183       $7,926
Payroll taxes                                     970          902          780
Medical plans                                   1,613        1,177          952
Incentive compensation plans                    3,183        2,485        1,869
Deferred compensation, employee
    retirement and stock plans                    929        1,186        1,269
Other                                             352          660          407
--------------------------------------------------------------------------------
Total                                         $16,918      $15,593      $13,203
================================================================================

Percentage of total non-interest
   expenses (before non-recurring
   expenses)                                    57.8%        57.7%        54.1%
================================================================================

      Occupancy and equipment expenses rose to $5.4 million in 1999, an 11.7 percent increase over the 1998 amount of $4.8 million, which represents a 15.9 percent increase over 1997. The increases are due to a full year of expenses for the branches opened in the prior year, the current year branch openings in 1998 and increased utilization of the Corporate Headquarters. Equipment expense also increased as a result of higher depreciation and maintenance costs associated with the in-house IBM AS-400 computer and capital investments over the last several years in systems designed to enhance bank-wide operating and processing capabilities. All years also reflect increased costs of such items as fuel, electricity, real estate taxes and other costs of operating the Company's facilities.

      Advertising and business development expense increased to $1,619,000 or
30.2 percent, compared to the $1,243,000 recorded in 1998, which reflects an increase of 11.1 percent compared to 1997. The increases are principally due to increased deposit promotions, mortgage/home equity loan promotional campaigns, the expansion of the Chairman's Council business development campaign programs and a new advertising campaign.

      Professional fees decreased 33.3 percent to $960,000 in 1999 from $1,440,000 in 1998, which was a 12.2 percent decrease from the $1,640,000 recorded in 1997. The decreases reflect lower professional fees associated with loan workouts, collections and foreclosure, and the addition of in-house counsel, offset by increased fees associated with the liquidation of Realty Corp. in 1998, and higher examination fees. The decrease in 1999 is also partially attributable to estimated merger related savings of $0.4 million.

      Communications expense increased 2.2 percent in 1999 to $832,000 from $814,000 in 1998, an 11.1 percent increase from $733,000 in 1997. The increases were due principally to the additional communication lines required for computer data lines and telephones for the new branches and to support increases in business volume.

      Stationery and printing expense increased 4.3 percent to $635,000 in 1999 from $609,000 in 1998, and 21.3 percent in 1998 from $502,000 recorded in 1997.
The increases reflect the new branches and higher business volume.

      FDIC insurance increased by $20,000 to $186,000 in 1999 compared to 1998, and increased by $14,000 to $166,000 in 1998 compared to 1997. The increases reflect a higher volume of insured deposits.

      The Company recorded $(72,000), $(82,000) and $183,000 in 1999, 1998 and
1997, respectively, in net (income) expense related to gains on sales of foreclosed properties, offset by maintenance costs and additional write-downs of carrying values on such properties. Gains on sale of OREO exceeded costs to maintain properties in 1999 and 1998. Costs incurred in 1997 reflect a higher level of OREO. Expenditures associated with expenses in this category are comprised of real estate taxes, insurance, utilities, maintenance and other charges required to protect the Company's interest in the properties. In general, the longer the foreclosed properties are held, the total cost to maintain such properties will increase; however, to the extent time between acquisition of a property and its sale is reduced, the holding cost per property generally declines. The Company seeks to dispose of OREO as expeditiously as possible. However, the ability to dispose of OREO is highly dependent on market conditions in the area in which a property is located.

      Other non-interest expenses, as reflected in the following table, decreased 4.1 percent in 1999, and increased 8.2 percent in 1998 compared to the prior year. The decrease in 1999 reflects lower expenses in substantially all other non-interest expense categories due to management and control of expenses, and estimated merger related savings of $0.3 million, partially offset by higher credit card related expense due to increased volume and costs associated with the Y2K project. The increase in 1998 reflects higher outside service fees, including computer program licensing fees, dues, meetings and seminars expense, credit card expenses and other increases related to higher business volumes, and costs incurred in connection with the Y2K project.

--------------------------------------------------------------------------------

                                                    (000's,except percentages)
--------------------------------------------------------------------------------
Other non-interest expenses                        1999       1998        1997
--------------------------------------------------------------------------------
Other insurance                                   $ 233      $ 271       $ 284
Courier fees                                        238        248         223
Dues, meetings and seminars                         373        422         294
Outside services                                    745        762         638
U.S.B. Foundation, Inc.                             250        240         250
Credit card related expense                         367        294         232
Other                                               587        674         770
--------------------------------------------------------------------------------

Total                                            $2,793     $2,911      $2,691
--------------------------------------------------------------------------------
Percentage of total non-interest
expenses (before non-recurring
expenses)                                          9.5%      10.8%     11.0%
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

      Expenses were decreased in 1999 by the effects of estimated savings of $1.5 million related to the mergers of Tappan Zee and Tarrytowns, of which $0.8 million, $0.4 million and $0.3 million were related to salaries and employee benefits, professional fees and other expenses, respectively. Conversely, expenses were increased by Y2K related expenses of approximately $0.1 million in both 1999 and 1998.

      To monitor and control the level of non-interest expenses, as well as non-interest income, the Company continually monitors the system of internal budgeting, including analysis and follow-up of budget variances.

Income Taxes

      Income tax provisions of $9,900,000, $3,372,000 and $5,022,000 were recorded in 1999, 1998 and 1997, respectively. The Company is currently subject to both a statutory incremental Federal tax rate of 35 percent, and a New York State tax rate of 9 percent, plus a Metropolitan Transportation tax of 17 percent of the New York State tax. The Company's overall effective tax rate was
37.2 percent, 21.9 percent and 30.4 percent in 1999, 1998 and 1997, respectively.

      The increase in the overall effective tax rate in 1999 primarily reflects the reduction in tax expense of approximately $2.4 million as a result of the liquidation of Realty Corp. in 1998, partially offset by the tax effect of non-deductible merger related expenses in that year. Excluding the effects of the liquidation of Realty Corp. and merger related expenses, the effective tax rate in 1998 was 33.8 percent. The lower effective tax rate in 1997 reflects a lower state income tax provision, while the higher rate in 1999 reflects a higher state tax provision. Other pertinent tax information is set forth in the Notes to Consolidated Financial Statements included elsewhere herein.

Securities Portfolio

      Securities are selected to provide safety of principal, liquidity and produce income on excess funds during structural changes in the composition of deposits, as well as during cyclical and seasonal changes in loan demand and to leverage capital. In order to manage liquidity and control interest rate risk, the Company's investment strategy focuses on securities that have short maturities, adjustable-rate securities or those whose cash flow patterns result in a lower degree of interest rate risk, and investments in longer-term securities with call protection during periods of higher interest rates to maximize yield.

      The securities portfolio, including investment in FHLB stock, of $620.5 million and $464.4 million at December 31, 1999 and 1998, consists of securities held to maturity totaling $187.4 million and $67.0 million, securities available for sale totaling $398.9 million and $379.5 million, and FHLB stock of $34.1 million and $17.8 million, respectively.

      In accordance with SFAS No. 115, the Bank's investment policy includes a determination of the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold securities until maturity, they are classified as held to maturity and are carried at amortized historical cost. Securities held for indefinite periods of time and not intended to be held to maturity include securities that management intends to use as part of its asset/liability strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors. Such securities are classified as available for sale and carried at estimated fair value.

      Securities represent 40.7 percent, 40.2 percent and 39.5 percent of average interest earning assets in 1999, 1998 and 1997, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company's investment strategy. The size of the securities portfolio will depend on deposit and loan growth, and the ability of the Company to take advantage of leverage opportunities. The carrying value, fair value, weighted average yields and maturity distributions of securities are included in the Notes to the Consolidated Financial Statements included elsewhere herein.

      Obligations of U.S. Treasury and government agencies principally include U.S. Treasury securities, and Federal Home Loan Bank, Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") debentures and notes. At De-

--------------------------------------------------------------------------------

cember 31, 1999 and 1998, the outstanding balances held in such securities totaled $161.1 million and $55.6 million, respectively. During 1999, U.S. Treasury and government agency obligations increased $105.4 million as purchases of U.S. Treasury notes of $3.9 million and callable U.S. government agency bonds of $106.7 million were partially offset by a net decrease in the fair value of available for sale securities of $5.2 million. For 1998, U.S. Treasury and government agency securities decreased $109.9 million as net sales and redemptions of $112.0 million in callable U.S. government agency bonds were offset by net purchases of $2.0 million in U.S. Treasury notes and an increase in the fair value of available for sale securities of $0.1 million. In 1999, the net new purchases were mostly in callable U.S. government agency securities as the yields on these obligations were considered attractive during that latter part of the year. Management expects these bonds to be called prior to maturity based upon its evaluation of interest rates at the time of purchase. Due to the lower interest rate levels in 1998, the Company sold or did not replace redeemed callable agency securities with new similar issues.

      The Company invests in mortgage-backed securities, including collateralized mortgage obligations ("CMOs"), which are primarily issued by the Government National Mortgage Association ("GNMA"), FNMA and FHLMC. GNMA securities are backed by the full faith and credit of the U.S. Treasury, assuring investors of receiving all of the principal and interest due from the mortgages backing the securities. FNMA and FHLMC guarantee the payment of interest at the applicable certificate rate and the full collection of the mortgages backing the securities; however, such securities are not backed by the full faith and credit of the U.S. government.

      Mortgage-backed securities and CMOs increased $34.4 million to $365.8 million and $124.6 million to $331.4 million at December 31, 1999 and 1998, respectively. The increase for 1999 was due to purchases of $155.0 million that were partially offset by sales of $15.7 million, principal paydowns and redemptions of $89.4 million, a decrease in fair value of available for sale securities of $14.2 million and net premium amortization of $1.3 million. The increase in 1998 was due to purchases of $269.0 million and an increase in fair value of available for sale securities of $0.9 million that was partially offset by sales of $53.5 million, principal paydowns and redemptions of $91.2 million and net premium amortization of $0.6 million.

      The following table sets forth additional information concerning mortgage-backed securities, including CMOs, as of the periods indicated:

--------------------------------------------------------------------------------
                                                           (000's)
                                                      December 31,
--------------------------------------------------------------------------------
                                        1999           1998            1997
--------------------------------------------------------------------------------
U.S. government
agency:
   Mortgage-backed
   securities:
      Fixed rate                  $296,446       $251,725        $ 91,723

   Collateralized
   mortgage
   obligations:

      Fixed rate                    11,429         15,673          31,541

      Adjustable rate               57,835         63,903          83,170
Other                                   67             65             341
--------------------------------------------------------------------------------

Total                             $365,777       $331,366        $206,775
================================================================================

      Purchases and sales of mortgage-backed securities, including CMOs, are transacted when management considers such activities appropriate in order to take advantage of market opportunities to restructure the portfolio, manage interest rate risk and increase yield. Fixed rate mortgage-backed securities provide a higher yield and cash flow for reinvestment in different interest rate environments. Fixed rate CMO obligations generally provide shorter maturities and increased cash flow. Interest rates on floating-rate CMO securities periodically adjust at certain spreads to market indices and typically contain maximum lifetime caps. These investments generally result in a shortening of the portfolio's average interest rate repricing period. Mortgage-backed securities cash flow is sensitive to changes in interest rates as principal prepayments generally accelerate during periods of declining interest rates and decrease during periods of rising rates.

      The outstanding balances in obligations of states and political subdivisions at December 31, 1999 and 1998 were $58.7 million and $58.9 million, respectively, with purchases of $5.5 million and $2.0 million, and maturities and other decreases of $5.7 million and $7.1 million during 1999 and 1998, respectively. The obligations are principally New York State political subdivisions with diversified final maturities and substantially all are classified as held to maturity. The Company considers such securities as core investments having favorable tax equivalent yields

      The Company invests in FHLB stock, medium-term corporate debt securities and other securities that are rated investment grade by nationally recognized credit rating organizations. The Company generally, as a matter of policy, does not invest in non-rated securities or securities rated less than investment grade at the time of purchase. At December 31, 1999 and 1998, FHLB stock, corporate securities and other securities increased $16.5 million and $0.8 million to balances outstanding of $35.0 million and $18.5 million, respectively. The net increases for 1999 and 1998 were due primarily to purchases of FHLB stock of $16.3 million and $3.2 million, and a net

--------------------------------------------------------------------------------

increase of $0.2 million and a net decrease of $2.4 million in corporate securities and other securities, respectively. The total investment in FHLB stock is $34.1 million and $17.8 million at December 31, 1999 and 1998, respectively. The Bank is a member of the FHLB and during 1999 and 1998 have increased outstanding borrowings under the various advance programs offered by the FHLB. As a prerequisite to obtaining increased funding from the FHLB, the Bank must purchase additional shares of FHLB stock.

      The Company has continued to exercise its conservative approach to investing by purchasing high credit quality investments and controlling interest rate risk by investing in securities with medium-term maturities and periodic cash flow or with interest rates that reprice periodically. Generally, most securities may be used to collateralize borrowings and public deposits, and therefore the investment portfolio is an integral part of the Company's funding strategy.

      Except for securities of the U. S. Treasury and government agencies (principally callable and mortgage-backed securities) and FHLB stock, there were no obligations of any single issuer that exceeded ten percent of stockholders' equity at December 31, 1999 and 1998.

Loan Portfolio

      During 1999, the average balances of net loans of the Company increased $158.5 million to $815.7 million, and increased $74.9 million in 1998 to $657.2 million, as compared to the 1997 balance of $582.3 million. At December 31, 1999, loans outstanding increased $196.1 million to $927.5 million, or a 26.8 percent increase compared to the prior year. Loans outstanding at December 31, 1998 increased $109.4 million, or 17.6 percent over 1997. The 1999 loan growth resulted from: an increase of $93.6 million in commercial mortgages; an increase of $36.9 million in construction and land development loans, principally variable rate loans which are based on the prime rate as published in the Wall Street Journal; an increase in time and demand loans of $50.2 million; an increase in residential mortgages and home equity loans of $17.4 million and $3.2 million, respectively; partially offset by decreases of installment loans, credit card loans and other loan categories of $3.3 million, $0.5 million and $1.4 million, respectively. The 1998 loan growth resulted from: an increase in time and demand loans of $19.9 million; an increase in installment loans of $7.8 million; an increase in credit card loans of $0.3 million; an increase in residential mortgages of $27.7 million; an increase in construction and land development loans of $63.9 million; partially offset by decreases in commercial mortgages, home equity loans and other loan categories of $6.0 million, $1.3 million and $2.9 million, respectively.

      Real estate collateralized loans consisting of construction mortgages, interim and permanent commercial mortgages, home equity and residential mortgages represent 85.5 percent and 87.8 percent of total gross loans in 1999 and 1998, respectively. Commercial mortgages and construction and land development loans, which in the aggregate increased significantly in both 1999 and 1998, will continue to be emphasized, as such loans represent quality real estate secured loans. At December 31, 1999 and 1998, the Company has approximately $137.8 million and $86.3 million, and $25.2 million and $27.7 million of committed but unfunded (including lines of credit) commercial mortgage, construction and land development loans, and residential mortgages, both first and junior liens, respectively.

      The Bank is approved by FHLMC and FNMA as a preferred seller of residential mortgages, which allows more active participation in the home mortgage market, enabling the Company to meet the community's needs for housing. As part of secondary marketing activities, certain 15 and 30 year residential real estate loans with fixed rates are originated with an intent of selling qualifying loans. During 1997, the Company took advantage of the secondary market by selling for cash $1.1 million of such loans to FHLMC. The Bank did not sell mortgage loans to FHLMC during 1999 and 1998.

      Time and demand loans are loans to businesses and individuals that are secured by collateral other than real estate (i.e., accounts receivable and inventory) or are unsecured. Such loans increased to $104.1 million in 1999 from $53.9 million in 1998 and $33.9 million in 1997.

      Installment loans to individuals and businesses decreased in 1999 to $20.0 million from $23.3 million in 1998, which was an increase from the $15.5 million in 1997. The decrease in installment loans in 1999 reflects growing competition from both bank and non-bank financial service providers.

      The Bank currently provides Affinity cards to the Masons of Iowa, Maryland, New Hampshire and Washington State, and a Union State Bank Visa card and MasterCard are also offered. At December 31, 1999, the Bank had unused credit card lines of $35.0 million, and outstanding balances of $7.8 million. The credit card business allows the Company to increase its consumer lending.

      At December 31, 1999 and 1998, time, demand, installment, credit card and other loans represented 14.5 percent and 12.2 percent of total gross loans, respectively. The increase in such loans allows the Company to shift emphasis from real estate lending to diversify the portfolio.

      It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Regulatory requirements generally prohibit the accrual of interest on certain loans when principal or interest is due and remains unpaid for 90 days

--------------------------------------------------------------------------------

or more, unless the loan is both well collateralized and in the process of collection. Nonaccrual loans, which are primarily collateralized by real estate, lease receivables and cash, increased in 1999 to $2.6 million and decreased in 1998 to $2.3 million from $7.3 million in 1997. Net income is adversely impacted by the level of non-performing assets caused by the deterioration of borrowers' ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provisions for loan losses, incur collection costs, and other costs associated with the management and disposition of foreclosed properties.

      The most significant non-performing loans have been in construction loans and real estate related commercial loans, and the Bennett Funding Group loans (see Note 5 to the Consolidated Financial Statements). Although the Bank has an aggressive foreclosure policy, the process is slow and is hampered by legal and market factors. At December 31, 1999, restructured loans decreased to $0.6 million from $0.7 million in 1998, compared to $0.9 million in 1997. Loans considered to be impaired under SFAS No. 114 approximated $2.1 million and $1.6 million at December 31, 1999 and 1998, respectively. Net loan charge-offs against the allowance for loan losses decreased in 1999 to $487,000 compared to 1998, and increased in 1998 to $600,000 from $504,000 in 1997.

Provision for Loan Losses

      The allowance for loan losses is available to absorb charge-offs from any loan category, while additions are made through charges to income and recoveries of loans previously charged-off. An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the loan review function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment, and industry, geographic and customer concentrations on the loan portfolio, and a review of the historical loss experience. Based upon management's assessment of the degree of risk associated with the various elements of the loan portfolio, it is estimated that at December 31, 1999 and 1998, 7 percent and 4 percent of the allowance for loan losses, respectively, is applicable to time and demand loans, 70 percent and 84 percent, respectively, is related to loans collateralized by real estate, including commercial and construction loans, and 22 percent and 12 percent, respectively, is applicable to installment, credit card and other loans, and 1 percent is unallocated at December 31, 1999.

      As with any financial institution, poor economic conditions and high inflation, interest rates or unemployment may lead to increased losses in the loan portfolio. Conversely, improvements in economic conditions tend to reduce the amounts charged against the allowance. Management has established various controls, in addition to strict underwriting standards, in order to limit future losses, such as (1) a "watch list" of possible problem loans, (2) various loan policies concerning loan administration (loan file documentation, disclosures, approvals, etc.), and (3) a loan review staff employed by the Company to determine compliance with established controls and to review the quality and identify anticipated collectibility issues of the portfolio. Management determines which loans are possibly uncollectible and makes additional provisions, if necessary, to state the allowance at a satisfactory level.

      Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance is considered adequate to absorb potential losses inherent in the credit portfolio. A substantial portion (85.5 percent at December 31, 1999) of the loans of the Company is collateralized by real estate, primarily located in the New York metropolitan area. The collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for loan losses established in 1999, 1998 and 1997, and the related allowance for loan losses reflect net charge-offs and losses incurred with respect to real estate foreclosures, time and demand loans, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York metropolitan area on the loan portfolio.

      Management believes the allowance for loan losses at December 31, 1999 appropriately reflects the risk elements inherent in the total loan portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations. During 1999 and 1998, the FDIC and the New York State Banking Department, respectively, completed examinations of the Bank. The Federal Reserve completed off-site examinations of the Company in 1999 and 1998. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses were adequate.

--------------------------------------------------------------------------------

Loan Maturities and Sensitivity to Change in Interest Rates

The following table presents the maturities of loans outstanding at December 31, 1999 (excluding installment loans to individuals and real estate loans other than construction loans), and the amount of such loans by maturity date that have predetermined interest rates and the amounts that have floating rates.

                                                                               (000's, except percentages)
                                                                                    December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                           After
                                                                           1 But
                                                         Within           Within           After
                                                         1 Year          5 Years         5 Years            Total          Percent
------------------------------------------------------------------------------------------------------------------------------------
Loans:
Time and demand loans                                $   77,325      $    25,755     $     1,034     $    104,114               45%
Commercial installment loans                                862            7,197           3,237           11,296                5
Mortgage construction loans                              88,110           25,226              --          113,336               50
------------------------------------------------------------------------------------------------------------------------------------
Total                                                $  166,297      $    58,178     $     4,271     $    228,746              100%
------------------------------------------------------------------------------------------------------------------------------------
Rate Sensitivity:
------------------------------------------------------------------------------------------------------------------------------------
Fixed or predetermined interest rates                $   13,072      $    23,337     $     3,344     $     39,753               17%
Floating or adjustable interest rates                   153,225           34,841             927          188,993               83
------------------------------------------------------------------------------------------------------------------------------------
Total                                                $  166,297      $    58,178     $     4,271     $    228,746              100%
------------------------------------------------------------------------------------------------------------------------------------
Percent                                                    73%             25%               2%             100%
------------------------------------------------------------------------------------------------------------------------------------

Deposits

      The Company's fundamental source of funds supporting interest-earning assets continues to be deposits, consisting of demand deposits (non-interest bearing), NOW, money market, savings, and various forms of time deposits. The maintenance of a strong deposit base is key to the development of lending opportunities and creates long term customer relationships, which enhance the ability to cross sell services. Depositors include individuals, small and large businesses and governmental units. To meet the requirements of a diverse customer base, a full range of deposit instruments are offered, which has allowed the Company to maintain and expand the deposit base despite intense competition from other banking institutions and non-bank financial service providers.

      Total deposits at the end of 1999 increased 19.1 percent to $1,141.7 million from $958.6 million at December 31, 1998, an increase of 6.2 percent from $902.8 million in 1997. Average deposits outstanding increased to $1,061.8 million or 10.3 percent in 1999 and to $962.9 million or 10.9 percent in 1998 from the $868.5 million in 1997. Excluding municipal CD's, which are acquired on a bid basis, total deposits increased to $1,000.9 million or 10.7 percent in 1999 and to $904.1 million or 15.6 percent in 1998, and average deposits increased to $936.4 million or 11.2 percent in 1999 and to $842.1 million or
11.3 percent in 1998. Average non-interest bearing deposits increased 26.3 percent or $32.3 million in 1999 compared to 1998, and 18.9 percent or $19.5 million in 1998 compared to 1997, due to business development efforts. Average interest bearing deposits in 1999 increased $66.6 million and in 1998 increased $74.9 million, reflecting increases in all deposit categories, except for municipal CD's and money market accounts in 1998. Average balances in NOW deposits increased $6.9 million in 1999 and $7.9 million in 1998, due principally to new and increased account activity by customers. The increase of $1.6 million in 1999 and a decrease of $4.4 million in 1998 in average money market deposit balances principally resulted from an increase in average municipal deposits and customer accounts due to the Company promoting transactional accounts in 1999, and in 1998, due to a decrease in deposits of local municipalities and customers as the rate on the money market account was maintained at a lower competitive rate, and customers switched to other higher rate accounts. Savings deposits average balances increased $51.1 million in 1999 and $37.9 million in 1998, due to the marketing of higher interest rate savings accounts in both years. In 1999 and 1998, average time deposits outstanding increased $6.9 million and $33.5 million, respectively, due to promotion of retail products, and in 1999, an increase in municipal time deposits that are acquired on a bid basis. The increase in time deposits in 1999 was lower than the 1998 increase, as retail certificate of deposits were not emphasized in the early part of the year when the Company experienced a higher rate of growth in lower cost transactional and savings accounts.

      Municipal deposits are used to fund security purchases and leverage the balance sheet. Due to the significant loan growth in 1999, municipal deposits increased to fund loan demand in excess of retail deposit growth. Due to lower rates for wholesale borrowings and other sources of funds, municipal deposits decreased in 1998. In 1999, time deposits over $100,000 (including municipal deposits) increased $91.4 million compared to 1998, and in 1998 decreased $54.4 million. Deposits of over $100,000 are generally for maturities of 30 to 180 days

--------------------------------------------------------------------------------

and are acquired to fund loans and securities, under the Company's asset liability policy and to leverage excess capital by matching such funds with investments and loan production in excess of deposit growth.

      Deposit costs generally decreased in 1999 during a period of lower interest rates during the first part of the year. Interest rates increased in the latter half of 1999, and the trend of lower rates on deposits was partially reversed. In general, the lower interest rate environment in 1998 compared to 1997 also caused deposit interest rates to decline slightly in 1998.

      At December 31, 1999, short-term rates remained high compared to longer-term rates. Accordingly, it is expected that depositors will continue to favor short-term deposit products, which result in higher volatility of interest margins due to the quick repricing of deposits during periods of both rising and declining interest rates.

      The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

------------------------------------------------------------------------------------------------------------------------------------
                                                                  (000's, except percentages)
                                                                    Year Ended December 31,
                                        1999                                 1998                                1997
                             Average             Average           Average           Average            Average         Average
                              Amount                Rate            Amount              Rate             Amount            Rate
------------------------------------------------------------------------------------------------------------------------------------
Demand deposits         $    155,166               --%        $    122,847             --%      $    103,334                  --%
NOW accounts                  64,634             1.45               57,739           1.55             49,801                1.71
Money market accounts         47,040             2.29               45,456           2.58             49,868                2.63
Savings deposits             351,211             3.44              300,068           3.91            262,194                3.92
Time deposits                443,759             5.12              436,811           5.58            403,306                5.64
------------------------------------------------------------------------------------------------------------------------------------
Total                   $  1,061,810             3.47%        $    962,921           3.97%      $    868,503                4.05%
====================================================================================================================================

Capital Resources

      Strong capitalization is fundamental to the successful operation of a banking organization. Stockholders' equity decreased to $96.4 million in 1999, or 1.1 percent compared to $97.4 million in 1998. There was a 13.5 percent increase in 1998, over the $85.9 million in 1997. The decrease in 1999 was attributable to a decrease in accumulated other comprehensive (loss) income of $11.4 million, the purchase of treasury stock of $4.2 million and dividends paid of $4.3 million, partially offset by net income of $16.7 million, and stock issuances and other transactions of $2.2 million. The increase in 1998 was principally due to the Company's net income of $12.0 million and common stock issuances under the Company's various stock plans of $4.1 million, partially offset by cash dividends of $3.5 million and treasury stock transactions of $1.4 million. Stockholders' equity also increased $0.6 million in 1998 as a result of an increase in accumulated other comprehensive income. The Company manages capital through its earnings, stock plans, dividend policy and stock repurchase programs. During 1999, the Company repurchased 293,400 shares through a previously approved stock repurchase program. The Company's Board of Directors approved an additional stock repurchase program for up to 300,000 shares of common stock to be made from time to time in open-market and private transactions throughout the year 2000 as, in the opinion of management, market conditions may warrant.

      Cash dividends on the Company's common stock have been paid since 1986, the first dividend paid in the Company's history. In the first quarter of 1988, the Board of Directors authorized a quarterly cash dividend policy. Cash dividends on the Company's preferred stock commenced in 1989, and terminated in February 1997 upon redemption of all outstanding preferred stock. Junior preferred stock of Realty Corp. was issued in 1997 and redeemed in October 1998, in connection with its liquidation and dissolution. Additional junior preferred stock was issued in 1999 by TPNZ. Dividends of approximately $11,000, $45,000 and $45,000 were paid on preferred stock in 1999, 1998 and 1997, respectively.

      The various components and changes in common stockholders' equity are reflected in the Consolidated Statements of Changes in Common Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997, included elsewhere herein.

      Regulatory capital was further increased in February 1997 with the issuance of $20 million, 9.58 percent Capital Securities which qualify for Tier I capital treatment by the Federal Reserve Bank.

      Management believes that the Capital Securities, future retained earnings and stock purchases under the employee benefit plans will provide the necessary capital for current operations and the planned growth in total assets. In addition, capital growth can be acquired through the reinstatement of the Company's Dividend Reinvest-

--------------------------------------------------------------------------------

ment and Optional Stock Purchase Plan, which has been suspended.

      All banks and bank holding companies are subject to risk-based capital guidelines. These guidelines define capital as Tier I and Total capital. Tier I capital consists of common stockholders' equity, qualifying preferred stock and Capital Securities, less intangibles and accumulated other comprehensive (loss) income; and Total capital consists of Tier I capital plus the allowance for possible loan losses up to certain limits, preferred stock and certain subordinated and term-debt securities. The guidelines require a minimum total risk-based capital ratio of 8.0 percent, and a minimum Tier I risk-based capital ratio of 4.0 percent.

The risk-based capital ratios at December 31 follows:

--------------------------------------------------------------------------------
                                      1999         1998         1997
--------------------------------------------------------------------------------
Tier I Capital:
  Company                            12.49%       14.97%       15.26%
  Bank                               12.34%       12.58%       12.35%
--------------------------------------------------------------------------------
Total Capital:
  Company                            13.56%       16.12%       16.47%
  Bank                               13.41%       13.71%       13.55%
================================================================================

      Banks and bank holding companies must also maintain a minimum leverage ratio of at least 3 percent, which consists of Tier I capital based on risk-based capital guidelines, divided by average tangible assets (excluding intangible assets that were deducted to arrive at Tier I capital).

The leverage ratios were as follows at December 31:

--------------------------------------------------------------------------------
                                      1999         1998         1997
--------------------------------------------------------------------------------
  Company                             7.73%        9.13%        9.37%
  Bank                                7.66%        8.14%        8.09%
================================================================================

      To be considered "well-capitalized" under FDICIA, an institution must generally have a leverage ratio of at least 5 percent, Tier I ratio of 6 percent and Total capital ratio of 10 percent. The Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at December 31, 1999. Management fully expects that the Bank will maintain a strong capital position in the future.

      Tarrytowns, which was merged with and into the Bank on April 30, 1999, exceeded the minimum required capital ratios and was "well capitalized" under federal regulations for the years ended December 31, 1998 and 1997 (see Note 12 to the Consolidated Financial Statements).

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

      Aside from cash on hand and due from banks, liquid assets are federal funds sold, which are available daily, and interest bearing deposits with banks. Excess liquid funds are invested by selling federal funds, which mature daily, to other financial institutions in need of funds. At December 31, 1999, the Bank sold overnight federal funds in the amount of $28.2 million.

      Other sources of asset liquidity include maturities and principal and interest payments on securities and loans. The security and loan portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long-term liquidity. The amortized cost of securities available for sale and held to maturity having contractual maturities, expected call dates or average lives of one year or less amounted to $12.1 million at December 31, 1999. This represented 2.0 percent of the amortized cost of the securities portfolio, compared to 11.1 percent of the securities portfolio maturing within one year at December 31, 1998. The previous amount reflects mortgage-backed securities maturities based on a weighted average life, which does not consider monthly principal payments and prepayments received on these securities, and, therefore, does not include maturities in the one year time frame. Current cash flow from mortgage-backed securities approximates $36 million per year. Including the estimated cash flow from principal payments of mortgage-backed securities, the maturity of the security portfolio in the one year time frame is approximately $48.1 million at December 31, 1999, or 8.0 percent of the amortized cost of the portfolio. Excluding installment loans to individuals and real estate loans other than construction loans, $166.3 million, or 72.7 percent of such loans at December 31, 1999 mature in one year or less. As a preferred seller of mortgages to both FHLMC and FNMA, the Bank may also increase liquidity by selling residential mortgages, or exchanging them for mortgage-backed securities that may be sold, in the secondary market. Residential mortgages may also be used as collateral for borrowings from the FHLB.

      Demand deposits from individuals, businesses and institutions, as well as retail time deposits ("core deposits") are a relatively stable source of funds. The deposits of the Bank generally have shown a steady growth trend. However, the trend of the deposit mix has generally

--------------------------------------------------------------------------------

been toward deposits of shorter average maturity, with a larger percentage of funds in demand accounts, savings deposits and shorter term certificates of deposit.

      The Bank pledges certain of its assets as collateral for deposits of municipalities, FHLB borrowings and securities sold under agreements to repurchase. The Bank had advances aggregating $88.0 million from the FHLB and borrowed $285.8 million under securities sold under agreements to repurchase at December 31, 1999. By utilizing collateralized funding sources, the Bank is able to access a variety of cost effective sources of funds. However, the pledging of assets for borrowings reduces the Bank's ability to convert such assets to cash as the need arises. The assets pledged consist of residential real estate loans and mortgage-backed and other securities. The Bank may also borrow up to $46.0 million overnight under federal funds purchase agreements with five correspondent banks. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank's discount window, which borrowings must be collateralized with U.S. Treasury and government agency securities. The Bank has never used its ability to borrow from the discount window. Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity and other factors. Based upon certain assets that are available for pledge as collateral, the Bank has the potential to borrow up to an additional $149.0 million at December 31, 1999 from the FHLB. The available collateral may also be used as pledges for securities sold under agreements to repurchase with two primary investment firms. These firms have preapproved the Bank for up to $50.0 million in such type of borrowings, of which $9.8 million was outstanding at December 31, 1999.

      Another source of funding for the Company is capital market funds, which includes preferred stock, convertible debentures, the Capital Securities, common stock, retained earnings and long-term debt qualifying as regulatory capital.

      Each of the Company's sources of liquidity is vulnerable to various uncertainties beyond the control of the Company. Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by pledging activities, general market interest rates and other unforeseen market conditions. The Company's financial condition is affected by its ability to borrow at attractive rates and other market conditions.

      Management considers the Company's sources of liquidity to be adequate to meet expected funding needs and also to be responsive to changing interest rate markets.

Market Risk

      Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates, foreign currency exchange rates and commodity prices. Since primarily all Company transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposures, the Company's primary market risk exposure is interest rate risk.

      Interest rate risk is the exposure of net interest income to changes in interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more liabilities than assets reprice in a given period (a liability-sensitive position), market interest rate changes will be reflected more quickly in liability rates. If interest rates decline, such positions will generally benefit net interest income. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset-sensitive position), a decline in market rates could have an adverse effect on net interest income, while an increase in rates would have a positive impact. Changes in the shape of the yield curve will also impact net interest income for institutions such as the Bank which price assets at varying terms, while liabilities are generally shorter-term. Generally, a steep yield curve (i.e., lower short-term rates and higher medium to long-term rates) will have a positive effect on net interest income, while a flatter yield curve will have a negative effect. Excessive levels of interest rate risk can result in a material adverse effect on the Company's future financial condition and results of operations. Accordingly, effective risk management techniques that maintain interest rate risk at prudent levels are essential to the Company's safety and soundness.

      All market risk sensitive instruments are held to maturity or available for sale. The Company has no financial instruments entered into for trading purposes. Federal funds, both purchases and sales, on which rates change daily, and loans and deposits tied to certain indices, such as the prime rate and Federal Discount rate, are the most market rate sensitive and have the most stable fair values. The least sensitive instruments include long-term fixed rate loans and securities and fixed rate retail deposits, which have the least stable fair values. On those types falling between these extremes, the management of maturity distributions is as important as the balances maintained. The management techniques for maturity distributions involve the matching, or miss-matching to increase interest spreads, of interest rate maturities, as well as principal maturities, and is a key determinant of net interest income. In periods of rapidly changing interest rates, an imbalance ("gap") between the rate sensitive assets and liabilities can cause major fluctuations in net interest income and earnings. The Company's management of liquidity and interest rate sensitivity has been successful in

--------------------------------------------------------------------------------

the past, as evidenced by the continued net interest income growth. Continuing to establish patterns of sensitivity that will enhance future growth regardless of frequent shifts in market conditions is one of the objectives of the Company's asset/liability management strategy.

      Evaluating the Company's exposure to changes in interest rates is the responsibility of ALCO and includes assessing both the adequacy of the management process used to control interest rate risk and the quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at appropriate levels. Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity and asset quality.

      The Company uses two methods to evaluate its market risk to changes in interest rates. A "Static Gap" evaluation and a simulation analysis of the impact of a parallel shift in interest rates on the Company's net interest income.

      Although, as further discussed below, the "Static Gap" analysis shows the Company as liability-sensitive in the one-year time frame, the simulation analysis indicates a more neutral position. This difference is due primarily to the expected behavior of certain deposit accounts that do not reprice to the full extent of changes in interest rates (i.e., NOW, money market and savings accounts). The Company believes the simulation analysis is a more accurate analysis of its interest rate risk.

      The "Static Gap" is presented in the table on page 73. Balance sheet items are categorized by contractual maturity, expected weighted average lives for mortgage-backed securities, or repricing dates, with prime rate indexed loans and certificates of deposit, NOW accounts, savings accounts tied to the Federal Discount rate, and retail money market deposits constituting the bulk of the floating rate category. The determination of the interest rate sensitivity of non-contractual items is arrived at in a subjective fashion. Passbook and statement savings accounts are viewed as a relatively stable source of funds and are therefore classified as intermediate funds.

      At December 31, 1999, the "Static Gap" shows a negative cumulative gap of $302.1 million or 19.7 percent in the one day to one year repricing period, due principally to fixed rate securities and loans in the over one year to five years and over five years categories to maximize yield on assets and the treatment of deposit accounts as previously discussed above. A significant portion of the loans in the over one year to five year category represents three and five year adjustable rate commercial mortgages. Origination of such loans has allowed the Company to generate an asset repriceable within three to five years to reduce long-term interest rate risk.

      The Company uses a simulation analysis to estimate the effect that a parallel shift of the yield curve will have on interest rates and the resulting impact on net interest income. This analysis incorporates management's assumptions about maturities and repricing of existing assets and liabilities, without consideration of future growth or other actions that may be taken to react to changes in interest rates and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on non-contractual maturity deposit products (demand deposits, NOW, money market and passbook savings accounts), and embedded option risk by taking into account the effects of interest rate caps and floors. The Company assesses the results of the simulation and, if necessary, implements suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income.

      The Company's policy limit on interest rate risk is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12-month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes is reasonably likely to impact the Company's financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual parallel shift in interest rates for the next 12 month measurement period, beginning December 31,1999. Information on the percentage change in estimated net cash flows from the base case scenario is also shown. The cash flows are scheduled by expected maturity and reflect the effects of changes in market rates.

--------------------------------------------------------------------------------
   Gradual Parallel                 Percentage Change         Percentage Change
  Shift in Interest                  in Estimated Net          in Estimated Net
              Rates                   Interest Income                Cash Flows
--------------------------------------------------------------------------------
+ 200 basis points                            (0.3)%                     (3.6)%

- 200 basis points                             0.4                       42.4
================================================================================

--------------------------------------------------------------------------------

      As with any method of measuring interest rate risk, there are certain limitations inherent in the method of analysis presented. Actual results may differ significantly from simulated results should market conditions and management strategies, among other factors, vary from the assumptions used in the analysis. The model assumes that certain assets and liabilities of similar maturity or period to repricing will react the same to changes in interest rates, but, in reality, they may react in different degrees to changes in market interest rates. Specific types of financial instruments may fluctuate in advance of changes in market interest rates, while other types of financial instruments may lag behind changes in market interest rates. Additionally, other assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and securities and early withdrawals from time deposits could deviate significantly from those assumed in the simulation. The simulation model also assumes a parallel shift in the yield curve. As noted above, a steepening of the yield curve may have a positive effect on net interest income, while a flattening of the curve will generally have a negative effect on net interest income.

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

      Interest rate risk exposure is reviewed in weekly meetings in which guidelines are established for the following week and the longer-term exposure. The structural interest rate mismatch is reviewed periodically by ALCO.

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

INTEREST RATE SENSITIVITY ANALYSIS BY REPRICING DATE

The following table sets forth the interest rate sensitivity by repricing date as of December 31, 1999:

                                                                        (000's, except percentages)
------------------------------------------------------------------------------------------------------------------------------------

                                             One         Over          Over         Over
                                         Day and      One Day         Three      One Year        Over           Non-
                                        Floating     to Three     Months to       to Five        Five       Interest
                                            Rate       Months      One Year         Years       Years         Bearing          Total
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Loans                                 $334,484       $ 21,910      $110,531      $294,705    $155,186           $  --       $916,816
Mortgage-backed securities                  --         67,508        35,034       159,240     103,995              --        365,777
Other securities                            --          1,781        13,064        70,970     134,758              --        220,573
Other earning assets                    28,743             --            --            --          --              --         28,743
Other assets                                --         34,139            --            --          --          80,323        114,462
------------------------------------------------------------------------------------------------------------------------------------
Total assets                           363,227        125,338       158,629       524,915     393,939          80,323      1,646,371
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Equity:
Interest bearing deposits              266,503        210,065       240,274       254,482       1,064              --        972,388
Other borrowed funds                        --        162,689        69,787       127,899      13,400              --        373,775
Corporation-Obligated mandatory
  redeemable capital securities of
  subsidiary trust                          --             --            --            --      20,000              --         20,000
Demand deposits                             --             --            --            --          --         169,361        169,361
Other liabilities                           --             --            --            --          --          14,436         14,436
Stockholders' equity                        --             --            --            --          --          96,411         96,411
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity           266,503        372,754       310,061       382,381      34,464         280,208      1,646,371
------------------------------------------------------------------------------------------------------------------------------------
Net interest rate sensitivity gap    $   96,724     $(247,416)    $(151,432)     $142,534    $359,475       $(199,885)    $       --
====================================================================================================================================
Cumulative gap                       $   96,724     $(150,692)    $(302,124)    $(159,590)   $199,885       $      --     $       --
====================================================================================================================================
Cumulative gap to
  Interest-earning assets                   6.3%         (9.8)%       (19.7)%       (10.4)%      13.0%          --%              --%
====================================================================================================================================

--------------------------------------------------------------------------------

Year 2000 Issue

      The Company managed the year 2000 ("Y2K") transition without any disruption or other impact to its normal operations. The Company continues to monitor the Y2K issue and reports to the Company's Board of Directors on a quarterly basis.

      The Company previously identified all information technology ("IT") systems and non-IT systems (primarily telephone, vault and security systems that include micro-processors) and evaluated their status as to Y2K readiness. All significant IT and non-IT systems are vendor supported and all vendors represented to the Company that all significant systems are Y2K compliant. In particular, the Company's major core system software vendor certified that its software is Y2K compliant. The Company further determined which systems are mission critical, i.e., those systems that are critical to the Company's ability to operate and provide service to its customers without any interruption to the Company's normal business operations. Each of these systems was certified or represented by its vendor that they are Y2K compliant. These systems include the IBM AS-400 computer, Kirchman D-3000 (core banking) system, ATM systems, Automated Clearing House (ACH) system and CR (communications) system. The Company tested each mission critical system according to an overall Y2K testing plan. An additional IBM AS-400 computer was leased and subsequently purchased to facilitate testing in a controlled production environment. As expected, the mission critical systems are compliant or were not date sensitive.

      Other systems that were identified as significant but not mission critical, i.e. systems for which alternative processes are available but provide a significant level of efficiency, were also tested and found to be compliant.

      The Company also evaluated significant customers' Y2K readiness and/or progress toward Y2K compliance to evaluate the potential impact on the Company for their failure to remediate their Y2K issues. In this connection, the Company designed a Y2K risk assessment process. Customers with potential Y2K issues were identified and the Company took steps to mitigate the impact of such issues to the Company. In addition, the Company has implemented a loan policy that requires an evaluation of the Y2K status for each loan customer prior to approving a new loan or renewal of an existing loan. The Company has also evaluated and will continue to evaluate the impact of loan customers' Y2K status on the allowance for loan losses. As a result, the Company has allocated $250,000 of the allowance for loan losses at December 31,1999 to provide for any loan losses that may occur as a consequence of the Y2K issue.

      The Company also evaluated the potential impact of the Y2K readiness of other significant vendors, particularly utility companies. To the Company's knowledge, the major utility companies serving the Company have not experienced any significant Y2K related problems.

      The worst case Y2K scenario involved no utility service, mission critical system failure and Federal Reserve, Clearing House and ACH failure. In this circumstance, the Company would be required to significantly curtail its operations. Preparation of paper reports prior to year-end 1999 allowed the Company to monitor limited business activity in such an event. However, processing of accruals, customer statements and the like would not have been practical. A contingency plan was prepared to guide operations in the event that a mission critical system was not Y2K compliant in the Company's operating environment and could not be immediately remediated or for Federal Reserve, Clearing House, ACH and major vendor and/or utility service failure. For other significant systems, an alternative process exists and such process would have been utilized as a contingent process if such a system failed to be Y2K compliant. The Company also developed a contingent liquidity plan in the event of increased deposit withdrawals or loan commitment usage.

      Although there has been no evidence of any Y2K related failure, there can be no guarantee that the systems of other entities on which the Company's systems rely will not subsequently develop Y2K related problems and have a material adverse effect on the Company.

      Excluding the allocation of $250,000 of the allowance for loan losses at December 31, 1999 for the potential impact of Y2K related issues on the loan portfolio, the Company's Y2K project expenditures have been approximately $314,000 to date, of which $110,000 and $203,000 were incurred in 1999 and 1998, respectively. Y2K project costs, which are not capital expenditures, are expensed as incurred, are funded through normal operating cash flow and include approximately $140,000 of costs that are part of the Company's IT capital budget. In addition, the Company estimates that net interest income was reduced by approximately $128,000, as a result of maintaining excess liquidity during the fourth quarter of 1999 for Y2K liquidity contingency purposes. The costs of the Y2K project disclosed above exclude salaries and benefits expense of employees involved with the project. No major IT projects were deferred due to the Company's Y2K efforts.

      The Company will continue to evaluate all issues with respect to Y2K to minimize the impact on its operations and financial condition.

                                                                             USB
--------------------------------------------------------------------------------

Financial Ratios

Significant ratios of the Company for the periods indicated are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Year Ended December 31,
                                                                                1999                 1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
Earnings Ratios

Net income as a percentage of:

       Average earning assets                                                  1.18%                1.04%                 1.15%

       Average total assets                                                    1.13%                0.99%                 1.09%

       Average common stockholders' equity                                    17.13%               13.15%                14.47%

       Average total stockholders' equity                                     17.12%               13.20%                14.41%

Capital Ratios

Average common stockholders' equity to average total assets                    6.59%                7.51%                 7.50%

Average total stockholders' equity to average total assets                     6.60%                7.51%                 7.56%

Average total stockholders' equity, and Corporation-Obligated mandatory redeemable capital securities of subsidiary trust to
       average total assets                                                    7.95%                9.16%                 9.26%

Average net loans as a multiple of average total stockholders' equity           8.4                  7.2                   7.3

Leverage capital                                                               7.73%                9.13%                 9.37%

Tier I capital (to risk weighted assets)                                      12.49%               14.97%                15.26%

Total risk-based capital (to risk weighted assets)                            13.56%               16.12%                16.47%

Other

Allowance for loan losses as a percentage of year-end loans                    1.15%                1.22%                 1.33%

Loans (net) as a percentage of year-end total assets                          55.69%               56.06%                53.24%

Loans (net) as a percentage of year-end total deposits                        80.30%               75.36%                67.98%

Securities as a percentage of year-end total assets                           35.61%               34.65%                38.11%

Average interest-earning assets as a percentage of average interest-
       bearing liabilities                                                   117.40%              116.62%               115.53%

Dividends per common share as a percentage of diluted earnings
       per common share                                                       26.73%               30.56%                26.09%
====================================================================================================================================