Form 10-Q
period 2000-03-31
USB HOLDING CO INC
filed 2000-05-15
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended March 31, 2000 Commission File No. 1-12811

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

      YES |X|      NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                            OUTSTANDING AT MAY 3, 2000

Common stock, par value                          15,750,739
   $0.01 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF
          CONDITION   AS OF MARCH 31, 2000 (UNAUDITED)
          AND DECEMBER 31, 1999.                                               1

          CONDENSED CONSOLIDATED STATEMENTS OF
          INCOME FOR THE THREE MONTHS ENDED
          MARCH 31, 2000 AND 1999 (UNAUDITED).                                 2

          CONDENSED CONSOLIDATED STATEMENTS OF
          CASH FLOWS FOR THE THREE MONTHS ENDED
          MARCH 31, 2000 AND 1999 (UNAUDITED).                                 3

          CONDENSED CONSOLIDATED STATEMENTS OF
          CHANGES IN COMMON STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED MARCH 31, 2000
          AND 1999 (UNAUDITED).                                                5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS (UNAUDITED).                                              7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                      16

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.                                                  23

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                   24

ITEM 1. PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                                         March 31,
                                                                           2000         December 31,
                                                                        (Unaudited)         1999
                                                                         (000's, except share data)
ASSETS
Cash and due from banks                                                  $   33,247       $   40,111
Federal funds sold                                                           17,900           28,200
Cash and cash equivalents                                                    51,147           68,311
Interest bearing deposits in other banks                                        595              543
Securities:
  Available for sale (at estimated fair value)                              424,750          398,939
  Held to maturity (estimated fair value of
    $190,095 in 2000 and $181,458 in 1999)                                  196,115          187,411
Loans, net of allowance for loan losses of
  $11,097 in 2000 and $10,687 in 1999                                       949,309          916,816
Premises and equipment, net                                                  11,026           10,624
Accrued interest receivable                                                  11,783           10,194
Other real estate owned (OREO)                                                   34               34
Federal Home Loan Bank of New York stock                                     34,139           34,139
Other assets                                                                 21,107           19,360
TOTAL ASSETS                                                             $1,700,005       $1,646,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                                            $  166,883       $  169,361
Interest bearing deposits:
  NOW accounts                                                               71,593           68,863
  Money market accounts                                                      62,084           50,098
    Savings deposits                                                        311,293          347,901
    Time deposits                                                           627,366          505,526
Total deposits                                                            1,239,219        1,141,749
Accrued interest payable                                                      5,937            6,166
Accrued expenses and other liabilities                                       10,453            8,135
Securities sold under agreements to repurchase                              245,780          285,780
Federal Home Loan Bank of New York advances                                  80,683           87,995
Total                                                                     1,582,072        1,529,825
Corporation-Obligated mandatory redeemable capital
  securities of subsidiary trust                                             20,000           20,000
Minority interest-junior preferred stock of consolidated subsidiary             134              135
Commitments and contingencies (Note 9)
Stockholders' equity:
  Common stock, $0.01 par value; authorized shares 50,000,000;
    issued shares of 16,410,400 in 2000 and 16,383,980 in 1999                  164              164
  Additional paid-in capital                                                 99,136           98,926
  Retained earnings                                                          17,844           13,875
  Treasury stock at cost; 655,261 common shares in 2000 and
    499,707 in 1999                                                          (8,766)          (6,464)
  Common stock held for benefit plans                                        (1,510)          (1,490)
  Deferred compensation obligation                                              810              748
  Accumulated other comprehensive loss                                       (9,879)          (9,348)
Total stockholders' equity                                                   97,799           96,411

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $1,700,005       $1,646,371

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                               2000         1999
                                                           (000's, except share data)
INTEREST INCOME:
Interest and fees on loans                                    $19,915      $15,632
Interest on federal funds sold                                    345          384
Interest and dividends on securities:
  Mortgage-backed securities                                    6,479        5,232
  U.S. Treasury and government agencies                         3,259          916
  Obligations of states and political subdivisions                757          769
  Corporate securities and other                                    7           13
Interest on deposits in other banks                                 2           20
Dividends on Federal Home Loan Bank of New York stock             573          295
Total interest income                                          31,337       23,261

INTEREST EXPENSE:
Interest on deposits                                           11,079        8,494
Interest on borrowings                                          4,883        2,684
Interest on Corporation - Obligated mandatory redeemable
  capital securities of subsidiary trust                          488          488
Total interest expense                                         16,450       11,666

NET INTEREST INCOME                                            14,887       11,595
Provision for loan losses                                         450          608
Net interest income after provision for loan losses            14,437       10,987

NON-INTEREST INCOME:
Service charges and fees                                          897          785
Other income                                                      392          366
Gains on securities transactions - net                             --          326
Total non-interest income                                       1,289        1,477

NON-INTEREST EXPENSES:
Salaries and employee benefits                                  4,696        4,045
Occupancy and equipment expense                                 1,478        1,298
Advertising and business development                              387          334
Professional fees                                                 270          197
Communications                                                    246          208
Stationery and printing                                           190          162
FDIC insurance                                                     60           41
Other expenses                                                    614          667
Total non-interest expenses                                     7,941        6,952
Income before income taxes                                      7,785        5,512
Provision for income taxes                                      2,725        2,037
NET INCOME                                                    $ 5,060      $ 3,475

BASIC EARNINGS PER COMMON SHARE                               $  0.32      $  0.22

DILUTED EARNINGS PER COMMON SHARE                             $  0.31      $  0.21

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             2000            1999
OPERATING ACTIVITIES:                                                              (000's)
Net income                                                                $   5,060       $   3,475
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                                     450             608
  Depreciation and amortization                                                 507             478
  Amortization/accretion of premiums (discounts) on securities - net            247             385
  Noncash benefit plan expense                                                   69              76
  Deferred income taxes                                                        (154)           (492)
  Gains on securities transactions - net                                         --            (326)
Origination of loans held for sale                                               --            (481)
Increase in accrued interest receivable                                      (1,589)         (1,316)
Other - net                                                                     875           1,556
Net cash provided by operating activities                                     5,465           3,963
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                             94          21,037
Proceeds from principal paydowns, redemptions and maturities of:
  Securities available for sale                                               7,577          48,208
  Securities held to maturity                                                 1,590             629
Purchases of securities available for sale                                  (34,621)        (57,003)
Purchases of securities held to maturity                                    (10,315)        (41,779)
Net increase in interest bearing deposits in other banks                        (52)           (450)
Loans originated, net of principal collections and charge-offs              (32,943)        (34,805)
Purchases of Federal Home Loan Bank of New York stock                            --            (391)
Purchases of premises and equipment - net                                      (906)           (411)
Net cash used for investing activities                                      (69,576)        (64,965)
FINANCING ACTIVITIES:
Net (decrease) increase in non-interest bearing deposits,
  NOW, money market and savings accounts                                    (24,370)         21,761
Increase in time deposits, net of withdrawals and maturities                121,840          24,089
Net decrease in securities sold under agreements
  to repurchase -  short-term                                               (30,000)             --

Net decrease in Federal Home Loan Bank of New York
  advances - short-term                                                      (6,355)             --

Proceeds from securities sold under agreements to
  repurchase - long-term                                                         --          20,000
Repayment of securities sold under agreements to
  repurchase - long-term                                                    (10,000)             --

Repayment of Federal Home Loan Bank of New York
   advances - long-term                                                        (957)           (904)
Cash dividends paid                                                          (1,091)           (961)
Proceeds from  sale (redemption) of junior preferred stock of
  consolidated subsidiary, net                                                   (1)            137
Proceeds from issuance of common stock and related tax benefit
  of stock options                                                              183             282
Purchases of treasury stock                                                  (2,302)             --

Net cash provided by financing activities                                 $  46,947       $  64,404

(Continued)

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             2000            1999
                                                                                   (000's)
(Decrease) Increase in Cash and Cash Equivalents                          $ (17,164)      $   3,402
Cash and Cash Equivalents, Beginning of Period                               68,311          69,160
Cash and Cash Equivalents, End of Period                                  $  51,147       $  72,562

Supplemental Disclosures:
  Interest paid                                                           $  16,679       $  12,335
  Income tax payments                                                     $   1,367       $     278
  Transfer of loans to OREO - net                                         $      --       $     175
  Transfer of loans held for sale to loans held to
    maturity at lower of cost or fair value                               $      --       $   3,764
  Change in shares held in trust for deferred compensation                $     (62)      $      --
  Change in deferred compensation obligation                              $      62       $      --
  Change in accumulated other comprehensive loss                          $    (531)      $  (1,066)

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

      FOR THE THREE MONTHS ENDED MARCH 31, 2000 (000's, except share data)


                                                COMMON STOCK        Additional                           Common Stock
                                            Shares         Par       Paid-in     Retained       Treasury    Held For
                                         Outstanding      Value      Capital     Earnings        Stock    Benefit Plans
                                         -----------      -----     ----------   --------       -------- --------------
Balance at  January 1, 2000               15,884,273      $164        $98,926     $13,875       $(6,464)    $(1,490)

Net income                                                                          5,060

Other comprehensive loss:
  Net unrealized securities
    loss arising during the
    period, net of taxes of $382

  Other comprehensive loss

Total comprehensive income

Cash dividends:
  Common ($0.07 per share)                                                         (1,091)

Common stock options exercised
  and related tax benefit                     26,420                      183

Purchases of treasury stock                 (155,554)                                            (2,302)

Amortization of RRP awards                                                                                       10

ESOP shares committed to
  be released                                                              27                                    32

Deferred compensation obligation                                                                                (62)
                                          ----------      ----        -------     -------       -------     -------

Balance at March 31, 2000                 15,755,139      $164        $99,136     $17,844       $(8,766)    $(1,510)
                                          ==========      ====        =======     =======       =======     =======

                                                 Deferred          Accumulated          Total Common
                                               Compensation          Other              Stockholders'
                                               Obligation     Comprehensive Income         Equity
                                               -----------    --------------------      -------------
Balance at  January 1, 2000                        $748              $(9,348)              $96,411

Net income                                                                                 $ 5,060

Other comprehensive loss:
  Net unrealized securities
    loss arising during the
    period, net of taxes of $382                                        (531)                 (531)

  Other comprehensive loss                                              (531)                 (531)

Total comprehensive income                                                                   4,529

Cash dividends:
  Common ($0.07 per share)                                                                  (1,091)

Common stock options exercised
  and related tax benefit                                                                      183

Purchases of treasury stock                                                                 (2,302)

Amortization of RRP awards                                                                      10

ESOP shares committed to
  be released                                                                                   59

Deferred compensation obligation                     62                                         --
                                                   ----              -------               -------
Balance at March 31, 2000                          $810              $(9,879)              $97,799
                                                   ====              =======               =======

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONSOLIDATED STATEMENT OF CHANGES  IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

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

  Other comprehensive loss:
     Net unrealized securities loss
     arising during the year, net
     of taxes $594

  Reclassification adjusted
     for net gain included in
     net income, net of taxes $147

Other compresensive loss

Total comprehensive income

Cash dividends:
   Common ($0.06 per share)                                                         (961)

Common stock options exercised                53,938                      282

Amortization of RRP awards                                                                                      19

ESOP shares committed to be released                                       21                                   36
                                          ---------     ----          -------     ------        -------     -------
Balance at March 31, 1999                 16,017,485    $162          $97,222     $4,027        $(2,223)    $(1,573)
                                          =========     ====          =======     ======        =======     =======

                                                 Deferred          Accumulated          Total Common
                                               Compensation          Other              Stockholders'
                                               Obligation     Comprehensive Income         Equity
                                               -----------    --------------------      -------------
Balance at  January 1, 1999                        $675              $2,021                $97,439

Net income                                                                                   3,475

  Other comprehensive loss:
     Net unrealized securities loss
     arising during the year, net
     of taxes $594                                                     (855)                  (855)

  Reclassification adjusted
     for net gain included in
     net income, net of taxes $147                                     (211)                  (211)

Other compresensive loss                                             (1,066)                (1,066)

Total comprehensive income                                                                   2,409

Cash dividends:                                                                               (961)
   Common ($0.06 per share)

Common stock options exercised                                                                 282

Amortization and acceleration of RRP awards                                                     19

ESOP shares committed to be released                                                            57
                                                ---------         --------                 -------
Balance at March 31, 1999                         $ 675             $ 955                  $99,245
                                                =========         ========                 =======

See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Principles of Consolidation

      The Consolidated Financial Statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the "Company"), Union State Bank (the "Bank") [including its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc, and Tappan Zee Preferred Funding Corporation ("TPNZ") (since April 30, 1999)], Tarrytowns Bank, FSB ("Tarrytowns") through April 30, 1999, the date of its merger with and into the Bank (including its wholly-owned subsidiary, TPNZ, through that date), Union State Capital Trust I and Ad Con, Inc. Intercompany accounts and transactions are eliminated in consolidation.

2. Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000 and December 31, 1999, and its operations, cash flows and changes in common stockholders' equity for the three month periods ended March 31, 2000 and 1999. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements included in the Company's 1999 Annual Report to Stockholders.

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

3. Reclassifications

      Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

4. Pending Accounting Pronouncements

      Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

      Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and measured at fair value. This statement requires that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits a derivative's gains and losses to offset the related results on the hedged item. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

      For the Company, SFAS No. 133 is effective January 1, 2001. The Company does not anticipate that the statement will have a material impact on its consolidated financial position or results of operations.

5. Earnings Per Common Share ("EPS")

      The Company computes EPS based upon the provisions of SFAS No. 128, "Earning per Share." SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders (net income after preferred stock dividend requirements) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity, reduced by common stock that could be repurchased by the Company with the assumed proceeds of such exercise or conversion. Diluted EPS is based on net income available to common stockholders divided by the weighted average number of common shares outstanding and common equivalent shares ("adjusted weighted average shares"). Stock options granted, but not yet exercised under the Company's stock option plans and restricted stock issued under the Company's recognition and retention stock plans but not yet vested, are considered common stock equivalents for Diluted EPS calculations.

      The computation of basic and diluted earnings per common share for the three months ended March 31 is as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

                                                               2000             1999
                                                            (000's, except share data)
Numerator:
  Net income                                               $     5,060       $     3,475
  Less preferred stock dividends

  Net income for basic and diluted earnings per
    common share - net income available to
    common stockholders                                    $     5,060       $     3,475

Denominator:
  Denominator for basic earnings per common share -
    weighted average shares                                 15,781,368        15,887,853
  Effects of dilutive securities:
  Director and employee stock options                          606,933           697,718
    Restricted stock not vested                                  3,407            10,937
  Total effects of dilutive securities                         610,340           708,655
  Denominator for diluted earnings per common share -
    adjusted weighted average shares                        16,391,708        16,596,508

Basic earnings per common share                            $      0.32*      $      0.22*
Diluted earnings per common share                          $      0.31*      $      0.21*

*On a pro-forma basis reflecting the effect of the 5 percent stock dividend declared on April 13, 2000, payable May 15, 2000 to stockholders of record on May 1, 2000, basic earnings per common share would be $0.31 and $0.21, and diluted earnings per common share would be $0.29 and $0.20 for the three months ended March 31, 2000 and 1999, respectively.

6. Securities

      In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Company's investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the Consolidated Statements of Condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are shown in accumulated other comprehensive loss.

      The decision to sell available for sale securities is based on management's assessment of changes in economic or financial market conditions, interest rate risk, and the Company's

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

      financial position and liquidity. Estimated fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. The Company does not acquire securities for the purpose of engaging in trading activities.

      For the three month period ended March 31, 2000, there were no gains or losses on sales of securities. The Company had gross gains of $326,000 and no gross losses on sales of securities for the three month period ended March 31, 1999.

      A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at March 31, 2000 and December 31, 1999, is as follows:

                                                      Gross        Gross      Estimated
                                       Amortized    Unrealized   Unrealized     Fair
March 31, 2000:                           Cost        Gains        Losses       Value
Available for Sale:                                          (000's)
U.S. Treasury and
  government agencies                    $ 94,434      $   21      $ 3,737     $ 90,718
Mortgage-backed securities                345,047          54       13,287      331,814
Obligations of states and
  political subdivisions                    1,536          18           --        1,554
Other                                         721          21           78          664
Total securities available for sale      $441,738      $  114      $17,102     $424,750

Held to Maturity:
U.S. Treasury and
  government agencies                    $ 95,745      $   --      $ 5,051     $ 90,694
Mortgage-backed securities                 44,385          --        1,584       42,801
Obligations of states and
  political subdivisions                   55,985         708           93       56,600
Total securities held to maturity        $196,115      $  708      $ 6,728     $190,095

                                                      Gross       Gross      Estimated
                                        Amortized   Unrealized  Unrealized     Fair
December 31, 1999:                         Cost       Gains       Losses       Value
Available for Sale:                                       (000's)
U.S. Treasury and
  government agencies                    $ 79,459      $ --      $  4,143     $ 75,316
Mortgage-backed securities                333,202       331        12,299      321,234
Obligations of states and
  political subdivisions                    1,539        21            --        1,560
Corporate securities                           93        --            --           93
Other                                         721        34            19          736
Total securities available for sale      $415,014      $386      $ 16,461     $398,939

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

  Held to Maturity:
  U.S. Treasury and
    government agencies                      $ 85,750      $   --      $5,784      $ 79,966
  Mortgage-backed securities                   44,543         244       1,262        43,525
Obligations of states and
  political subdivisions                       57,118         924          75        57,967
      Total securities held to maturity      $187,411      $1,168      $7,121      $181,458

7. Loans

      Nonaccrual loans were $2.4 million at March 31, 2000 and $2.6 million at December 31, 1999. Restructured loans were $0.6 million at both March 31, 2000 and December 31, 1999.

      Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At March 31, 2000, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

      At March 31, 2000, there are loans aggregating approximately $1.1 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

      At March 31, 2000 and December 31, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting for Impairment of a Loan," approximated $1.9 million and $2.1 million, of which $1.4 million and $1.6 million at March 31, 2000 and December 31, 1999 were in nonaccrual status, respectively. Where warranted, each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses related to impaired loans was $0.2 million at both March 31, 2000 and December 31, 1999. The average recorded investment in impaired loans for the three months ended March 31, 2000 and year ended December 31, 1999 was approximately $2.0 million and $1.5 million, respectively. For the three months ended March 31, 2000 and 1999, interest income recognized by the Company on impaired loans was not material.

      Restructured loans in the amounts of $0.5 million for both March 31, 2000 and December 31, 1999, respectively, that are considered to be impaired due to a reduction in the contractual interest rate, are on accrual status because the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans and not yet collected as of March 31, 2000 is immaterial.

      At March 31, 2000, the Bank had $0.4 million of outstanding loans, collateralized by cash and lease receivables, to Bennett, a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court with jurisdiction over Bennett, the Bank has collected payments of $2.5 million, reducing the original balance of $3.3 million to $0.8 million. The ruling by the Bankruptcy Court is subject to appeal by the Trustee. A total of $0.4 million was charged-off in 1999 and 1998, further reducing the recorded balance of the loans to $0.4 million at March 31, 2000. The Bennett loans are on nonaccrual status and a specific allocation is included in the allowance for loan losses of $1.4 million, which includes an amount to provide for potential losses in the event the Trustee is successful in its appeal. In addition, the Trustee contends that the Bank received payments from Bennett under the theory of fraudulent conveyance. If the Trustee is successful, the Bank would be liable for loan payments aggregating $9.5 million received from Bennett for the six year period preceding the bankruptcy filing date of March 1996. The Company believes, based on advice of legal counsel, that it will prevail on this matter.

8. Borrowings and Stockholders' Equity

      The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

      Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50.0 million (of which $9.8 million was long-term and outstanding at March 31, 2000) from two primary investment firms under master security sale and repurchase agreements. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At March 31, 2000 and December 31, 1999, the Bank had $81.0 million at interest rates between 5.38 percent and 6.10 percent and $111.0 million at interest rates between 5.38 percent and 6.00 percent of such short-term borrowings outstanding, respectively. At March 31, 2000 and December 31, 1999, these borrowings were collateralized by securities with an aggregate amortized cost of $86.3 million and $117.5 million and estimated fair value of $82.6 million and $112.7 million, respectively.

      Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with five financial institutions for a total of $46.0 million. At March 31, 2000 and December 31, 1999, the Bank had no federal funds purchased balances outstanding.

      Short-term FHLB advances are borrowings with original maturities between one and 365 days. At March 31, 2000 and December 31, 1999, the Bank had short-term FHLB advances of $60.0 million at interest rates between 6.05 percent and 6.11 percent and $66.4 million at interest rates ranging from 5.74 percent to 5.92 percent, respectively. The Bank had collateralized these borrowings by pledging to the FHLB a security interest in certain mortgage-related assets having an aggregate book value of $82.5 million at March 31, 2000 and $91.2 million at December 31, 1999.

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

      Additional information with respect to short-term borrowings as of and for the three months ended March 31, 2000 and 1999 is presented in the table below.

Short-Term Borrowings                                   2000              1999
                                                      (000's except percentages)
Balance at March 31                                   $141,000          $1,000
Average balance outstanding                            161,897           1,000
Weighted-average interest rate

  As of March 31                                          5.97%           5.75%
  Paid during period                                      5.78%           5.75%

      The Bank had long-term borrowings, which have original maturities of over one year, of $164.8 million and $174.8 million in securities sold under agreements to repurchase as of March 31, 2000 and December 31, 1999, respectively. At March 31, 2000, these borrowings included $9.8 million having an original term of three years at an interest rate of 6.08 percent, and $155.0 million having original terms of ten years at interest rates between 4.52 percent and 5.67 percent that are callable on certain dates after an initial noncall period at the option of the counter party to the repurchase agreement. As of March 31, 2000 and December 31, 1999, these borrowings are collateralized by securities with an aggregate amortized cost of $183.7 million and $185.0 million, respectively, and estimated fair value of $174.4 million and $174.9 million, respectively.

      At March 31, 2000 and December 31, 1999, long-term FHLB advances totaled $20.7 million and $21.6 million, respectively. These borrowings are amortizing advances having scheduled payments and may not be repaid in full prior to maturity without penalty.

      A summary of long-term, fixed-rate debt distributed based upon remaining contractual payment date and expected option call date at March 31, 2000, with comparative totals for December 31, 1999, is as follows:

                                                 After 1
                                    Within      But Within      After           2000            1999
Long-Term Debt                      1 Year       5 Years        5 Years                Total
  Total
Contractual Payment Date:                             (000's, except percentages)
Total long-term debt                $13,746      $ 14,442       $157,275       $185,463       $196,420
Weighted-average interest rate         5.96%         5.64%          5.25%          5.33%          5.33%
Expected Call Date:
Total long-term debt                $43,746      $139,442       $  2,275       $185,463       $196,420
Weighted-average interest rate         5.37%         5.31%          6.00%          5.33%          5.33%

      At March 31, 2000 and December 31, 1999, the Bank held 341,395 shares of capital stock of the FHLB with a carrying value of $34.1 million, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase

U.S.B. HOLDING CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock purchased and certain other assets.

      The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank.

      The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At March 31, 2000, the Bank could pay dividends of $25.1 million to the Company without having to obtain prior regulatory approval.

9. Commitments and Contingencies

      In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying consolidated financial statements. At March 31, 2000, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines, approximated $330.7 million and outstanding letters of credit totaled $25.4 million. Such amounts represent the maximum risk of loss on these commitments.

      In connection with the Bank's asset/liability program, the Bank may enter into derivative contracts to manage interest rate risk. In addition, the Bank, from time to time, enters into forward commitments to sell residential first mortgage loans to reduce market risk associated with originating and holding loans for sale. No such contracts were outstanding at March 31, 2000.

      Commitments regarding employment contracts are described in Note 16 to the consolidated financial statements of the Company for the year ended December 31, 1999, which is included in the Company's 1999 Annual Report on Form 10-K.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material adverse effect on the Company's consolidated financial position or results of operations.

10. Segment Information

      The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund loans with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

U.S.B. HOLDING CO., INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

      General information required by SFAS No. 131 is disclosed in the consolidated financial statements and accompanying notes. The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, northern New Jersey and southern Connecticut. For the three months ended March 31, 2000 and 1999, there is no customer that accounted for more than ten percent of the Company's revenue.

11. Subsequent Event

      On April 13, 2000, the Company's Board of Directors authorized a five percent common stock dividend, to be distributed on May 15, 2000 to stockholders of record as of May 1, 2000.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2000. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions, including changes in interest rates and the shape of the U.S. Treasury yield curve; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; increase in Federal and state income taxes and/or the Company's effective income tax rate; and the extent and timing of legislative and regulatory actions and reform, including the recently enacted Gramm-Leach Bliley act.

The Company's forward-looking statements are only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

FINANCIAL CONDITION

At March 31, 2000, the Company had total assets of $1,700.0 million, an increase of $53.6 million or 3.3 percent from December 31, 1999.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, of $655.0 million and $620.5 million at March 31, 2000 and December 31, 1999, respectively, consists of securities held to maturity at amortized cost of $196.1 million and $187.4 million, securities available for sale at estimated fair value totaling $424.8 million and $398.9 million, and FHLB stock of $34.1 million at March 31, 2000 and December 31, 1999, respectively.

During the three months ended March 31, 2000, U.S. Treasury and government agency obligations increased $25.4 million due primarily to purchases of $25.0 million in callable bonds, and a net increase in the estimated fair value of available for sale securities of $0.4 million. Mortgage-backed securities increased by $10.4 million primarily due to purchases totaling $19.6 million, offset by principal paydowns of $7.7 million, a net decrease in the estimated fair value of available for sale securities of $1.3 million, and net premium amortization of $0.2 million. Mortgage-backed securities purchased are fixed-rate securities having expected weighted-average lives of less than ten years at the time of purchase. The Bank's investment in obligations of states and political subdivisions, or municipal securities, decreased by $1.1 million principally due to maturities of

$1.4 million that were partially offset by purchases of $0.3 million during the three month period ended March 31, 2000. Municipal securities are considered core investments which are high yielding on a tax equivalent basis and have diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yield of such securities to other securities of comparable credit risk and maturity. The Company currently has $0.7 million of holdings in corporate debt and equity securities. Medium-term corporate debt securities which are rated investment grade by nationally recognized credit rating organizations and equity investments of other publicly traded financial institutions will continue to be evaluated for investment in the future. The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities and through the averaging of investments in medium-term maturities.

At March 31, 2000, loans outstanding were $960.4 million, a net increase of $32.9 million or 3.5 percent over December 31, 1999. The primary increases of outstanding loan balances were $7.3 million in time unsecured loans, $13.0 million in commercial mortgages, $11.5 million in land, acquisition and construction loans, $3.2 million in residential mortgages, and $3.6 million in other loan categories, partially offset by reductions in time secured loans of $3.7 million, commercial installment loans of $1.1 million, credit cards of $0.6 million and other loan categories of $0.3 million. The Company had approximately $330.7 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.4 million or 3.8 percent to $11.1 million at March 31, 2000, from $10.7 million at December 31, 1999. The allowance for loan losses represents 1.16 percent of gross loans outstanding at March 31, 2000, compared to 1.15 percent at December 31, 1999. The allowance reflects a provision of $450,000 and net charge-offs of $40,000 recorded for the first quarter 2000.

Management believes that allowance for loan losses at March 31, 2000 appropriately reflects the risk elements inherent in the total loan portfolio at that time. In management's judgment, the allowance is considered adequate to absorb potential losses inherent in the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations. During 1999, the FDIC completed an examination of the Bank and the Federal Reserve completed an off-site examination of the Company. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses were adequate.

Total deposits increased $97.5 million for the three month period ended March 31, 2000 to $1,239.2 million, which represents an 8.5 percent increase from December 31, 1999. NOW, money market and time deposits increased $136.6 million, offset by a decrease in savings deposits of $36.6 million and demand accounts of $2.5 million. Demand accounts decreased, while NOW deposits increased $2.7 million due to normal fluctuations in these transaction type accounts and money market accounts increased $12.0 million due to the introduction of a more competitive higher rate money market product. Retail time deposits less than $100,000 and IRA and KEOGH time deposits increased $7.7 million and $2.7 million, respectively, due to attractive yields offered to attract additional deposits. Savings deposits decreased $36.6 million, due to increased rate competition for savings deposits, as well as money transferred into higher yielding time deposits and the new money market product. Both time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, and personal time deposits over $100,000 increased $105.0 million and $6.5 million, respectively, during the three month period ended March 31, 2000. Depending on rate and term, the Bank utilizes municipal and large time deposits as an alternative to borrowed funds.

During the three months ended March 31, 2000, the Company decreased the amount of outstanding short and long-term advances with the Federal Home Loan Bank of New York by $7.3 million and borrowings under repurchase agreements by $40.0 million as the Bank replaced such funds with municipal deposits.

Stockholders' equity increased to $97.8 million at March 31, 2000 from the December 31, 1999 balance of $96.4 million. The increase primarily results from: net income of $5.1 million for the three month period ended March 31, 2000; $0.2 million of stock options exercised; and other equity transactions of $0.1 million; partially offset by an increase in accumulated other comprehensive loss of $0.6 million; common stock dividends paid of $1.1 million and treasury stock purchased of $2.3 million.

The Company's leverage ratio at March 31, 2000 was 7.57 percent, compared to
7.73 percent at December 31, 1999. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 12.08 percent and 13.14 percent at March 31, 2000 and 12.49 percent and 13.56 percent at December 31, 1999, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at March 31, 2000 and December 31, 1999.

RESULTS OF OPERATIONS

Earnings

Net income for the three month period ended March 31, 2000 was $5.1 million compared to $3.5 million for the three month period ended March 31, 1999, an increase of 45.6 percent. Basic and diluted earnings per common share were $0.32 and $0.22 for the three month period ended March 31, 2000, compared to $0.31 and $0.21 for the three month period ended March 31, 1999, respectively, increases of 45.5 percent and 47.6 percent, respectively.

On a pro-forma basis reflecting the effect of the 5 percent stock dividend declared on April 13, 2000, payable May 15, 2000 to stockholders of record on May 1, 2000, basic earnings per common share would be $0.31 and $0.21, and diluted earnings per common share would be $0.29 and $0.20 for the three months ended March 31, 2000 and 1999, respectively.

The increase in net income for the quarter ended March 31, 2000, compared to the prior year period, reflects higher net interest income, higher non-interest income, a lower provision for loan losses, and a lower effective income tax rate. This increase was partially offset by lower security gains and higher non-interest expenses.

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three month period ended March 31, 2000, net interest income increased 28.4 percent to $14.9 million from the $11.6 million recorded for the three months ended March 31, 1999. Net interest income increased in the current year period primarily due to volume increases of average earning assets to $1,620.5 million at March 31, 2000 compared to $1,241.3 million at March 31, 1999, primarily from increased investment and origination of mortgage-backed securities, U.S. government agencies, commercial mortgages, and real estate secured land acquisition and construction loans, funded by retail and wholesale deposits, partially offset by a slight decrease in the net interest spread. For the three months ended March 31, 2000, the net interest spread (yield on earning assets less cost of funds, including demand deposits) was 3.53 percent compared to 3.56 percent in the same period of 1999.

Yields on interest bearing liabilities increased during the three month period ended March 31, 2000 at a slightly faster rate than the yields on interest earning assets during this period of rising interest rates as compared to March 31, 1999. The increase in asset yields is primarily as a result of higher yields on mortgage-backed and government agencies securities purchased during the quarter, as well as higher yields on loans due to a general increase in interest rates. The cost of borrowings, which increased due to a general rise in interest rates, together with higher yields on interest bearing deposits, increased the overall yield on interest bearing liabilities for the three months ended March 31, 2000 compared to the prior period in 1999. The higher yields on interest bearing liabilities and the Company's continuing leverage strategy of purchasing government securities funded by borrowings both contributed to tighter spreads resulting in the slight decline in the net interest spread. Although leverage strategies result in decreasing net interest spreads, the strategies have the effect of increasing net interest income while managing interest rate risk.

Provision for Loan Losses

The provision for loan losses decreased $158,000 to $450,000 for the three month period ended March 31, 2000, compared to the same period in 1999. The decrease primarily reflects the continuing low level of charge-offs and stable asset quality. During the three month period ended March 31, 2000, net charge-offs totaled $40,000, compared to net charge-offs of $65,000 for the three month period ended March 31, 1999. The net charge-offs in both periods primarily relate to credit card loans. Nonaccrual loans were $2.4 million and $1.0 million, respectively, at March 31, 2000 and 1999, compared to $2.6 million at December 31, 1999. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment and industry, geographic and customer concentrations in the loan portfolio, and review of the historical loan loss experience. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In Management's judgment, the allowance for loan losses at March 31, 2000 reflects the risk elements inherent in the total loan portfolio and is considered adequate to absorb potential losses in the portfolio at that time. The amount of the provision charged to income and changes in the allowance for loan losses reflects net charge-offs and losses incurred with respect to real estate foreclosures, time and demand loans, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Non-Interest Income

Non-interest income for the three months ended March 31, 2000 decreased by $188,000 (12.7 percent) to $1,289,000 compared to the same period in 1999. The decrease for the three month period ended March 31, 2000 reflects lower securities gains, partially offset by higher service charges and fees of $112,000 and other income of $26,000. Service charges and fees increased due to an increase in deposit accounts, fees charged and management of waived charges. The other income increase primarily reflects higher letter of credit fees, credit card fee income, and U.S.B. Financial Services, Inc. commissions.

Non-Interest Expenses

Non-interest expenses increased $989,000 (14.2 percent) to $7,941,000 for the three month period ended March 31, 2000 from the comparable period in 1999. The primary reason for this increase results from higher levels of salaries and benefits, occupancy and equipment expense, advertising and business development expense and professional fees necessary to expand and support increased business volume and balance sheet growth.

Salaries and employee benefits, the largest component of non-interest expenses, increased by $651,000, or 16.1 percent, during the three month period ended March 31, 2000 compared to the prior year period. The increase occurred due to additional personnel employed by the Company to accommodate the increases in deposits and loans and their related services. In addition, salaries and employee benefits increased because of additional expenses related to incentive compensation programs, and increases in the cost of employee benefit programs such as retirement and stock plans, medical coverage, and tuition reimbursement.

Significant changes in the other components of non-interest expenses for the three month period ended March 31, 2000 compared to March 31, 1999, were due to the following:

      Increase of $180,000 (13.9%) in occupancy and equipment expense. This increase is primarily due to higher maintenance expenses relating to the Company's branch and computer related equipment due to business growth, and increased rental and depreciation expense related to additional space for corporate and administrative offices.

      Increase of $53,000 (15.9%) in advertising and business development. The increase reflects increased emphasis on business development efforts, as well as marketing certain Bank deposit products and emphasis on the Bank's ad campaign, "Do business with us, do better with us."

      Increase of $73,000 (37.1%) in professional fees. The increase relates to higher legal, auditing, and examination fees as the Company continues to increase its operations.

      Increase of $38,000 (18.3%) in communications expense. The increase relates to greater telephone usage as a result of increased employees, office space and data lines usage.

      Increase of $28,000 (17.3%) in stationery and printing. The increase reflects an increase in office supplies and equipment necessary to support the continuing growth of the business volume.

      Increase of $19,000 (46.3%) in FDIC insurance. The increase is related to the higher level in total deposits in the first quarter of 2000 compared to the prior year period.

      Decrease of $53,000 (7.9%) in other expenses. The decrease is primarily due to a higher allocation of other expenses to loan origination expenses, which is netted against deferred loan fees and consequently interest income, and a decrease in other outside services resulting from efficiencies realized in the merger of Tarrytowns with and into the Bank, partially offset by higher other expenses to support increased business volume.

Income Taxes

The effective income tax rates for the three month periods ended March 31, 2000 and 1999 were 35.0% and 37.0%. The lower effective tax rate for the three month period ended March 31, 2000 primarily reflects lower New York State income taxes.

Year 2000 Issue

Over the past several quarters, we had reported, on a regular basis, concerns related to the "Year 2000 Computer Issue," which centered upon the inability of computer systems to recognize the change into the year 2000. We did not experience any interruptions in any computer operations related to the Year 2000 computer concern. Our loan and deposit functions were not affected by the change into the Year 2000. Additionally, we did not encounter any significant delays in loan payments from our borrowers due to difficulties they may have encountered as a result of Year 2000 computer concern.

Although there has been no evidence of any Y2K related failure, there can be no guarantee that the Company's systems or systems of other entities on which the Company's systems rely will not subsequently develop Y2K related problems and have a material adverse effect on the Company.

The Company's Y2K project total expenditures are approximately $314,000 to date, of which an immaterial amount and $200,000 were incurred during the quarters ended March 31, 2000 and 1999, respectively. Y2K project costs, which are not capital expenditures, are expensed as incurred, are funded through normal operating cash flow and include approximately $140,000 of costs that are part of the Company's IT capital budget. In addition, the Company estimates that net interest income was reduced by approximately $20,000 and $128,000, as a result of maintaining excess liquidity during the first quarter and fourth quarter of 2000 and 1999, respectively, for Y2K liquidity contingency purposes. The costs of the Y2K project disclosed above exclude salaries and benefits expense of employees involved with the project. No major IT projects were deferred due to the Company's Y2K efforts.

The Company will continue to evaluate all issues with respect to Y2K to minimize any possible impact on its operations and financial condition.

U.S.B. HOLDING CO., INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk at December 31, 1999 were reported in the Company's 1999 Annual Report on Form 10-K. There have been no material changes in the Company's market risk exposures at March 31, 2000 compared to December 31, 1999. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not entered into any derivative financial instruments during the three months ended March 31, 2000.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at March 31, 2000 as compared to December 31, 1999. The Company's "Static Gap" at March 31, 2000 was a negative $221.0 million in the one year time frame compared to a negative $302.1 million at December 31, 1999. If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent three month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

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

(10) (a) Agreement of Employment dated as of November 16, 1998 between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 10-K") Exhibit
                  (10)(a)).

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

(10) (f) Registrant's Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit (10)(d )).

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

(10) (k) Registrant's Key Employees' Supplemental Diversified Investment Plan dated September 1, 1998 (incorporated herein by reference to the Plan's Annual Report on Form 11-K for the year ended December 31, 1998).

(10) (l) Registrant's 1997 Employee Stock Option Plan (incorporated herein by reference to Registrant's Proxy Statement filed April 18, 1997).

(10) (m) Agreement and Plan of Merger, dated as of March 6, 1998, between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K dated as of March 6, 1998).

(10) (n) Stock Option Agreement, dated as of March 6, 1998, between U.S.B. Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K dated as of March 6, 1998).

(10) (o) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Employee Stock Option Plan") (incorporated herein by reference to Exhibit B to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1996 Annual Meeting of Shareholders ("Tappan Zee 1996 Proxy Statement")).

(10) (p) Amendment No. 1 to the Employee Stock Option Plan (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("Tappan Zee 1997 10-K"), Exhibit 10.1.1).

(10) (q) Amendment No. 2 to the Employee Stock Option Plan (incorporated herein by reference to Exhibit A to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1997 Annual Meeting of Shareholders ("Tappan Zee 1997 Proxy Statement")).

(10) (r) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors ("Outside Director Option Plan") (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

(10) (s) Amendment No. 1 to the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).

(10) (t) Amendment No. 2 to the Outside Director Option Plan (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

(10) (u) Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Officers and Employees ("Employee RRP") (incorporated herein by reference to Exhibit B to the Tappan Zee 1996 Proxy Statement).

(10) (v) Amendment No. 1 to the Employee RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.3.1 ).

(10) (w) Amendment No. 2 to the Employee RRP (incorporated herein by reference to Exhibit C to the Tappan Zee 1997 Proxy Statement).

(10) (x) Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Outside Directors ("Outside Director RRP") (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy Statement).

(10) (y) Amendment No. 1 to the Outside Director RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.4.1).

(10) (z) Amendment No. 2 to the Outside Director RRP (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy Statement).

(10) (aa)         Loan Agreement to the Employee Stock Ownership Plan Trust of
                  Tappan Zee Financial, Inc. and Certain Affiliates
                  (incorporated herein by reference to the Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended
                  March 31, 1996 ("Tappan Zee 1996 10-K"), Exhibit 10.7).

(10) (bb)         Deferred Compensation Plan for Directors of Tarrytowns Bank,
                  FSB (Incorporated herein by reference to the Registration
                  Statement on Form S-1 filed No. 33-94128), filed on June 30,
                  1995, as amended ("Tappan Zee Registration Statement"),
                  Exhibit 10.7).

(10) (cc)         Consulting Agreement by and between Tarrytowns Bank, FSB and
                  Stephen C. Byelick, dated effective as of August 31, 1998
                  (incorporated herein by reference to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1998 ("September 30, 1998 10-Q"), Exhibit (10)(dd)).

(10) (dd)         Employment Agreement by and between Tarrytowns Bank, FSB and
                  Harry G. Murphy, dated effective as of August 31, 1998
                  (incorporated herein by reference to the 1998 Third Quarter
                  10-Q, Exhibit (10)(cc)).

(10) (ee)         Employee Retention Agreement by and among Tappan Zee
                  Financial, Inc. Tarrytowns Bank, FSB and Christina Vidal, effective as of October 5, 1995 (incorporated herein by reference to the Tappan Zee 1996 10-K, Exhibit 10.15).

(10) (ff)         Employee Retention Agreement by and among Tappan Zee
                  Financial, Inc., Tarrytowns Bank, FSB and James D. Haralambie, effective as of June 23, 1997 (incorporated herein by reference to Registrant's 1998 10-K, Exhibit (10)(l7)).

(10) (gg)         Forms of Stock Option Agreement by and between Tappan Zee
                  Financial, Inc. and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director
                  Option Plan (incorporated herein by reference to the Tappan
                  Zee 1997 10-K, Exhibit 10.16).

(10) (hh)         Forms of Restricted Stock Award Notices to award recipients, pursuant to the Employee RRP and the Outside Director RRP
                  (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.17).

(10) (ii)         Registrant's Retirement Plan for Non-Employee Directors of
                  U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, (Exhibit (10)(ll)).

(10) (jj)         Amendment Number 1 to Registrant's Employee Stock Ownership
                  Plan (with Code Section 401(k) Provisions) dated January 27,
                  1995 (incorporated herein by reference to the Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999 ("1999 10-K"), Exhibit (10)(jj)).

(10) (kk)         Amendment Number 2 to Registrant's Employee Stock Ownership
                  Plan (with Code Section 401(k) Provisions) dated May 17, 1995
                  (incorporated herein by reference to the Registrant's 1999
                  10-K, Exhibit (10)(kk)).

(10) (ll)         Amendment Number 3 to Registrant's Employee Stock Ownership
                  Plan (with Code Section 401(k) Provisions) dated January 1,
                  1996 (incorporated herein by reference to the Registrant's
                  1999 10-K, Exhibit (10)(ll)).

(10) (mm)         Amendment Number 4 to Registrant's Employee Stock Ownership
                  Plan (with Code Section 401(k) Provisions) dated November 20,
                  1996 (incorporated herein by reference to the Registrant's
                  1999 10-K, Exhibit (10)(mm)).

(10) (nn)         Amendment Number 5 to Registrant's Employee Stock Ownership
                  Plan (with Code Section 401(k) Provisions) effective as of
                  September 30, 1999

                  (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(nn)).

(10) (oo)         Amendment Number 6 to Registrant's Employee Stock Ownership
                  Plan (with Code Section 401(k) Provisions) dated August 24,
                  1999 (incorporated herein by reference to the Registrant's
                  1999 10-K, Exhibit (10)(oo)).

(11)              Computation of earnings per share.*

(27)              Financial Data Schedule.*

*Filed Herewith.

(B)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2000.

                            U.S.B. HOLDING CO., INC.

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