Form 10-Q
period 2000-06-30
USB HOLDING CO INC
filed 2000-08-14
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended June 30, 2000 Commission File No. 1-12811
                               -------------

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

                                  845-365-4600
                                  ------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            YES  |X|     NO   |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                      OUTSTANDING AT AUGUST 4, 2000
               -----                      -----------------------------

      Common stock, par value                      16,672,043

         $0.01 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED STATEMENTS OF
         CONDITION AS OF JUNE 30, 2000 (UNAUDITED)
         AND DECEMBER 31, 1999                                                 1

         CONDENSED CONSOLIDATED STATEMENTS OF
         INCOME FOR THE THREE MONTHS ENDED
         JUNE 30, 2000 AND 1999 (UNAUDITED)                                    2

         CONDENSED CONSOLIDATED STATEMENTS OF
         INCOME FOR THE SIX MONTHS ENDED JUNE 30,
         2000 AND 1999 (UNAUDITED)                                             3

         CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS FOR THE SIX MONTHS ENDED
         JUNE 30, 2000 AND 1999 (UNAUDITED)                                    4

         CONDENSED CONSOLIDATED STATEMENTS OF
         CHANGES IN COMMON STOCKHOLDERS' EQUITY
         FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
         1999 (UNAUDITED)                                                      6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS (UNAUDITED)                                                8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                    24

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                              25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S.B. HOLDING CO., INC.                                     (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION                June 30,        December 31,
                                                                2000             1999
                                                             -----------      -----------
ASSETS                                                        (000's, except share data)
Cash and due from banks                                      $    35,518      $    40,111
Federal funds sold                                                29,500           28,200
                                                             -----------      -----------
Cash and cash equivalents                                         65,018           68,311
Interest bearing deposits in other banks                             643              543
Securities:
    Available for sale (at estimated fair value)                 424,132          398,939
    Held to maturity (estimated fair value
       $192,274 in 2000 and $181,458 in 1999)                    197,610          187,411
Loans, net of allowance for loan losses of
    $11,458 in 2000 and $10,687 in 1999                        1,023,670          916,816
Premises and equipment, net                                       11,269           10,624
Accrued interest receivable                                       12,283           10,194
Other real estate owned (OREO)                                        34               34
Federal Home Loan Bank of New York stock                          34,139           34,139
Other assets                                                      21,179           19,360
                                                             -----------      -----------
TOTAL ASSETS                                                 $ 1,789,977      $ 1,646,371
                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                                $   173,945      $   169,361
Interest bearing deposits:
    NOW accounts                                                  72,150           68,863
    Money market accounts                                         73,676           50,098
    Savings deposits                                             326,200          347,901
    Time deposits                                                749,166          505,526
                                                             -----------      -----------
Total deposits                                                 1,395,137        1,141,749
Accrued interest payable                                           6,701            6,166
Accrued expenses and other liabilities                             8,535            8,135
Securities sold under agreements to repurchase                   177,780          285,780
Federal Home Loan Bank of New York  advances                      78,713           87,995
                                                             -----------      -----------
Total                                                          1,666,866        1,529,825
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trust                               20,000           20,000
Minority interest-junior preferred stock of consolidated
     subsidiary                                                      134              135
Commitments and contingencies (Note 10)
Stockholders' equity:
    Common stock, $0.01 par value; authorized shares
    50,000,000; issued shares of 17,444,889 in 2000 and
    16,383,980 in 1999                                               174              164
    Additional paid-in capital                                   111,715           98,926
    Retained earnings                                             10,265           13,875
    Treasury stock at cost, 773,008 shares
       in 2000 and 499,707 shares in 1999                         (9,877)          (6,464)
    Common stock held for benefit plans                           (1,476)          (1,490)
    Deferred compensation obligation                                 818              748
    Accumulated other comprehensive loss                          (8,642)          (9,348)
                                                             -----------      -----------
Total stockholders' equity                                       102,977           96,411
                                                             -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,789,977      $ 1,646,371
                                                             ===========      ===========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    Three Months Ended
                                                                 June 30,         June 30,
                                                                   2000             1999
                                                                 --------         --------
                                                                (000's, except share data)
INTEREST INCOME:
Interest and fees on loans                                       $ 21,732         $ 16,363
Interest on federal funds sold                                        474              344
Interest and dividends on securities:
         Mortgage-backed securities                                 6,487            6,012
         U.S. Treasury and government agencies                      3,557            1,793
         Obligations of states and political subdivisions             735              754
         Corporate and other                                            8               21
Interest on deposits in other banks                                     3               10
Dividends on Federal Home Loan Bank of New York stock                 572              363
                                                                 --------         --------
Total interest income                                              33,568           25,660
                                                                 --------         --------

INTEREST EXPENSE:
Interest on deposits                                               13,646            8,997
Interest on borrowings                                              4,317            3,469
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trust                       488              488
                                                                 --------         --------
Total interest expense                                             18,451           12,954
                                                                 --------         --------

NET INTEREST INCOME                                                15,117           12,706
Provision for loan losses                                             500              302
                                                                 --------         --------
Net interest income after provision for loan losses                14,617           12,404
                                                                 --------         --------

NON-INTEREST INCOME:
Service charges and fees                                              842              766
Other income                                                          334              306
(Losses) gains on securities transactions - net                      (105)             201
                                                                 --------         --------
Total non-interest income                                           1,071            1,273
                                                                 --------         --------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                      4,697            4,275
Occupancy and equipment expense                                     1,444            1,340
Advertising and business development                                  559              463
Professional fees                                                     169              247
Communications                                                        259              187
Stationery and printing                                               159              146
FDIC insurance                                                         59               44
Other expenses                                                        624              601
                                                                 --------         --------
Total non-interest expense                                          7,970            7,303
                                                                 --------         --------
Income before income taxes                                          7,718            6,374
Provision for income taxes                                          2,685            2,391
                                                                 --------         --------
NET INCOME                                                       $  5,033         $  3,983
                                                                 ========         ========

BASIC EARNINGS PER COMMON SHARE                                  $   0.30         $   0.24
                                                                 ========         ========

DILUTED EARNINGS PER COMMON SHARE                                $   0.29         $   0.23
                                                                 ========         ========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    Six Months Ended
                                                                June 30,         June 30,
                                                                  2000             1999
                                                                --------         --------
                                                                (000's, except share data)
INTEREST INCOME:
Interest and fees on loans                                      $ 41,647         $ 31,995
Interest on federal funds sold                                       819              728
Interest and dividends on securities:
     Mortgage-backed securities                                   12,966           11,244
     U.S. Treasury and government agencies                         6,816            2,709
     Obligations of states and political subdivisions              1,492            1,523
     Corporate and other                                              15               34
Interest on deposits in other banks                                    5               29
Dividends on Federal Home Loan Bank of New York stock              1,145              659
                                                                --------         --------
Total interest income                                             64,905           48,921
                                                                --------         --------

INTEREST EXPENSE:
Interest on deposits                                              24,725           17,491
Interest on borrowings                                             9,200            6,153
Interest on Corporation - Obligated mandatory redeemable
     capital securities of subsidiary trust                          976              976
                                                                --------         --------
Total interest expense                                            34,901           24,620
                                                                --------         --------

NET INTEREST INCOME                                               30,004           24,301
Provision for loan losses                                            950              910
                                                                --------         --------
Net interest income after provision for loan losses               29,054           23,391
                                                                --------         --------

NON-INTEREST INCOME:
Service charges and fees                                           1,739            1,551
Other income                                                         726              672
(Losses) gains on securities transactions - net                     (105)             527
                                                                --------         --------
Total non-interest income                                          2,360            2,750
                                                                --------         --------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                     9,393            8,320
Occupancy and equipment expense                                    2,922            2,638
Advertising and business development                                 946              797
Professional fees                                                    439              444
Communications                                                       505              395
Stationery and printing                                              349              308
FDIC insurance                                                       119               94
Other expenses                                                     1,238            1,259
                                                                --------         --------
Total non-interest expense                                        15,911           14,255
                                                                --------         --------
Income before income taxes                                        15,503           11,886
Provision for income taxes                                         5,410            4,428
                                                                --------         --------
NET INCOME                                                      $ 10,093         $  7,458
                                                                ========         ========

BASIC EARNINGS PER COMMON SHARE                                 $   0.61         $   0.45
                                                                ========         ========

DILUTED EARNINGS PER COMMON SHARE                               $   0.59         $   0.43
                                                                ========         ========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Six Months Ended
                                                                              June 30,          June 30,
                                                                                2000              1999
                                                                             ---------         ---------
OPERATING ACTIVITIES                                                                   (000's)
Net income                                                                   $  10,093         $   7,458
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                       950               910
   Depreciation and amortization                                                   995               967
   Amortization/accretion of premiums (discounts) on securities - net              484               780
   Noncash benefit plan expense                                                    134               148
   Deferred income taxes                                                          (406)             (600)
   Losses (gains) on securities transactions - net                                 105              (527)
 Origination of loans held for sale                                                 --              (481)
 Losses on sale of loans                                                            13                --
 Proceeds from sale of loans                                                       352                --
 Increase in accrued interest receivable                                        (2,089)           (1,928)
Other - net                                                                       (995)            1,325
                                                                             ---------         ---------
Net cash provided by operating activities                                        9,636             8,052
                                                                             ---------         ---------

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                            12,976            38,291
Proceeds from principal paydowns, redemptions and maturities of:
   Securities available for sale                                                17,250            69,537
   Securities held to maturity                                                   5,930             4,782
Purchases of securities available for sale                                     (54,752)         (149,736)
Purchases of securities held to maturity                                       (16,168)         (113,994)
Net (increase) decrease in interest bearing deposits in other banks               (100)            1,480
Loans originated, net of principal collections and charge-offs                (108,169)          (88,098)
Purchases of Federal Home Loan Bank of New York stock                               --            (7,893)
Purchases of premises and equipment - net                                       (1,634)             (597)
Proceeds from sales of OREO                                                         --               505
                                                                             ---------         ---------
Net cash used for investing activities                                        (144,667)         (245,723)
                                                                             ---------         ---------

FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                        9,748            53,355
Increase in time deposits, net of withdrawals and maturities                   243,640            51,826
Net (decrease) increase in securities sold under agreements
   to repurchase -  short-term                                                 (78,000)           73,000
Net decrease in Federal Home Loan Bank of New York
   advances - short-term                                                        (7,355)               --
Proceeds from securities sold under agreements to
   repurchase - long-term                                                           --            50,000
Repayment of securities sold under agreements to
   repurchase - long-term                                                      (30,000)               --
Repayment of Federal Home Loan Bank of New York
   advances - long-term                                                         (1,927)           (5,821)
Cash dividends paid                                                             (2,421)           (2,093)
(Redemption of) proceeds from sale of junior preferred stock of
   consolidated subsidiary                                                          (1)              137
Proceeds from issuance of common stock and tax benefit of
   exercised stock options                                                       1,467               934
Purchases of treasury stock                                                     (3,413)           (1,459)
                                                                             ---------         ---------
Net cash provided by financing activities                                      131,738           219,879
                                                                             ---------         ---------

            -Continued-

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (cont'd)

                                                                          Six Months Ended
                                                                      June 30,         June 30,
                                                                        2000             1999
                                                                      --------         --------
                                                                               (000's)
Decrease  in Cash and Cash Equivalents                                $ (3,293)        $(17,792)
Cash and Cash Equivalents, Beginning of Period                          68,311           69,160
                                                                      --------         --------
Cash and Cash Equivalents, End of Period                              $ 65,018         $ 51,368
                                                                      ========         ========

Supplemental Disclosures:
   Interest paid                                                      $ 34,366         $ 24,397
                                                                      --------         --------
   Income tax payments                                                $  6,877         $  2,030
                                                                      --------         --------
   Transfer of loans to OREO - net                                    $     --         $    175
                                                                      --------         --------
   Transfer of loans held for sale to loans held to
       maturity at the lower of cost or fair value                    $     --         $  3,764
                                                                      --------         --------
   Change in shares held in trust for deferred compensation           $    (70)        $    (20)
                                                                      --------         --------
   Change in deferred compensation obligation                         $     70         $     20
                                                                      --------         --------
   Decrease (increase) in accumulated other comprehensive loss        $    706         $ (6,298)
                                                                      --------         --------

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                           (000's, except share data)


                                                     COMMON STOCK   Additional
                                                   Shares     Par      Paid-in     Retained     Treasury
                                              Outstanding   Value      Capital     Earnings        Stock
                                              -----------   -----   ----------     --------     --------
Balance at  January 1, 2000                    15,884,273   $ 164    $  98,926   $   13,875   $  (6,464)

Net income                                                                           10,093

Other comprehensive income:
   Net unrealized securities
     gain arising during the
     period, net of taxes of $469
   Reclassification adjustment for
     net losses included in net income,
     net of taxes of $39

Other comprehensive income
Total comprehensive income



Cash dividends:
   Common $0.15 per share                                                            (2,403)
   Junior preferred stock                                                               (11)

Five percent stock dividend                       819,975       8       11,274      (11,289)

Common stock options exercised
   and related tax benefit                        240,934       2        1,465

Purchases of treasury stock                      (273,301)                                       (3,413)

Amortization of RRP awards

ESOP shares committed to
   be released                                                              50

Deferred compensation obligation
                                               ----------   -----    ---------   ----------   ---------
Balance at June 30, 2000                       16,671,881   $ 174    $ 111,715   $   10,265   $  (9,877)
                                               ==========   =====    =========   ==========   =========

                                                                                  Accumulated
                                                Common Stock        Deferred            Other    Total Common
                                                    Held For    Compensation    Comprehensive   Stockholders'
                                               Benefit Plans      Obligation    Income (Loss)          Equity
                                               -------------    ------------    -------------   -------------
Balance at  January 1, 2000                         $ (1,490)     $      748     $    (9,348)        $ 96,411

Net income                                                                                             10,093

Other comprehensive income:
   Net unrealized securities
     gain arising during the
     period, net of taxes of $469                                                        652              652
   Reclassification adjustment for
     net losses included in net income,
     net of taxes of $39                                                                  54               54
                                                                                 -----------         --------
Other comprehensive income                                                               706              706
                                                                                                     --------
Total comprehensive income                                                                             10,799

Cash dividends:
   Common $0.15 per share                                                                              (2,403)
   Junior preferred stock                                                                                 (11)

Five percent stock dividend                                                                                (7)

Common stock options exercised
   and related tax benefit                                                                              1,467

Purchases of treasury stock                                                                            (3,413)

Amortization of RRP awards                                19                                               19

ESOP shares committed to
   be released                                            65                                              115

Deferred compensation obligation                         (70)             70                               --
                                                    --------      ----------     -----------         --------
Balance at June 30, 2000                            $ (1,476)     $      818     $    (8,642)        $102,977
                                                    ========      ==========     ===========         ========

See notes to condensed consolidated financial statements

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                           (000's, except share data)


                                              COMMON STOCK        Additional
                                            Shares         Par       Paid-in       Retained    Treasury
                                       Outstanding       Value       Capital       Earnings       Stock
                                       -----------   ---------   -----------       --------    --------
Balance at  January 1, 1999             15,963,547   $     162   $    96,919   $      1,513   $ (2,223)

Net income                                                                            7,458

Other comprehensive loss:
   Net unrealized securities
     loss arising during the
     period, net of taxes of $4,167
   Reclassification adjustment
     for net gain included in
     net income, net of taxes
     of $210

   Other comprehensive loss

Total comprehensive income

Cash dividends:
   Common $0.12 per share                                                            (2,082)
   Junior preferred stock                                                               (11)

Common stock options exercised
   and related tax benefit                 160,753           1           933

Purchases of treasury stock               (102,479)                                             (1,459)

Amortization  of RRP awards

ESOP shares committed to
   be released                                                            39

Deferred compensation obligation
                                        ----------   ---------   -----------   ------------   --------
Balance at June 30, 1999                16,021,821   $     163   $    97,891   $      6,878   $ (3,682)
                                        ==========   =========   ===========   ============   ========

                                                                             Accumulated
                                            Common Stock       Deferred            Other    Total Common
                                                Held For   Compensation    Comprehensive   Stockholders'
                                           Benefit Plans     Obligation     Income (Loss)         Equity
                                           -------------   ------------    --------------  -------------
Balance at  January 1, 1999                $     (1,628)     $      675     $      2,021        $ 97,439

Net income                                                                                         7,458

Other comprehensive loss:
   Net unrealized securities
     loss arising during the
     period, net of taxes of $4,167                                               (5,996)         (5,996)
   Reclassification adjustment
     for net gain included in
     net income, net of taxes
     of $210                                                                        (302)           (302)
                                                                            ------------        --------
   Other comprehensive loss                                                       (6,298)         (6,298)
                                                                                                --------
Total comprehensive income                                                                         1,160

Cash dividends:
   Common $0.12 per share                                                                         (2,082)
   Junior preferred stock                                                                            (11)

Common stock options exercised
   and related tax benefit                                                                           934

Purchases of treasury stock                                                                       (1,459)

Amortization  of RRP awards                          39                                               39

ESOP shares committed to
   be released                                       70                                              109

Deferred compensation obligation                    (20)             20                               --
                                           ------------      ----------     ------------        --------
Balance at June 30, 1999                   $     (1,539)     $      695     $     (4,277)       $ 96,129
                                           ============      ==========     ============        ========

See notes to condensed consolidated financial statements.

U.S.B HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Principles of Consolidation

      The consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the "Company"), Union State Bank (the "Bank") [including its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc, and TPNZ Preferred Funding Corporation ("TPNZ") (since April 30, 1999)], Tarrytowns Bank, FSB ("Tarrytowns") through April 30, 1999, the date of its merger with and into the Bank (including its wholly-owned subsidiary, TPNZ, through that date), Union State Capital Trust I and Ad Con, Inc. Intercompany accounts and transactions are eliminated in consolidation.

2.    Acquisition of La Jolla Bank Branches

      On May 25, 2000, the Bank and La Jolla Bank, La Jolla, California signed a definitive agreement pursuant to which the Bank will acquire the Stamford, Connecticut and Manhattan branches of La Jolla Bank ("La Jolla"). The two branches to be acquired have approximately $100 million in deposits that will be assumed by the Bank in the transaction. A premium of 6.8% will be paid by the Bank for the assumption of such deposits, and $150,000 will be paid for furniture and fixtures. The branch offices will be leased from a company owned by the principal stockholder of La Jolla. La Jolla will retain its loan portfolio and lending operations in the New York area. Upon completion of this transaction, the branches will become Bank branches. The parties anticipate that the transaction, which is subject to regulator approval, will be consummated in the latter part of 2000.

3.    Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31, 1999, and its operations, for the three and six months ended June 30, 2000 and 1999, and its cash flows and changes in common stockholders' equity for the six month periods ended June 30, 2000 and 1999. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements included in the Company's 1999 Annual Report to Stockholders.

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices used within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities as of the dates of the condensed consolidated statements of condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

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

5.    Pending Accounting Pronouncements

      Revenue Recognition in Financial Statements In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Company is required to adopt SAB 101 by December 31, 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the consolidated financial statements.

      Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (collectively, "SFAS No. 133)". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and measured at fair value. This statement requires that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits a derivative's gains and losses to offset the related results on the hedged item. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

      For the Company, SFAS No. 133 is effective January 1, 2001. The Company does not anticipate that the statement will have a material impact on its consolidated financial position or results of operations.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

6.    Earnings Per Common Share ("EPS")

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

      The computations of basic and diluted earnings per common share for the three and six months ended June 30 are as follows:

                                                   Three Months Ended           Six Months Ended
                                                  June 30,     June 30,      June 30,      June 30,
                                                    2000         1999          2000          1999
                                                -----------   -----------   -----------   -----------
       Numerator:                                            (000's, except share data)
         Net income                             $     5,033   $     3,983   $    10,093   $     7,458
         Less preferred stock dividends                  11            11            11            11
                                                -----------   -----------   -----------   -----------
         Net income for basic and diluted
            earnings per common share - net
            income available to common
            stockholders                        $     5,022   $     3,972   $    10,082   $     7,447
                                                ===========   ===========   ===========   ===========
       Denominator:
         Denominator for basic earnings
            per common share - weighted
            average shares                       16,516,349    16,734,977    16,543,393    16,708,757

         Effects of dilutive securities:
            Director and employee
               stock options                        559,669       699,727       610,312       709,061
            Restricted stock not vested               4,193        12,633         4,223        12,689
                                                -----------   -----------   -----------   -----------
         Total effects of dilutive securities       563,862       712,360       614,535       721,750
                                                -----------   -----------   -----------   -----------
         Denominator for diluted earnings
            per common share - adjusted
            weighted average shares              17,080,211    17,447,337    17,157,928    17,430,507
                                                ===========   ===========   ===========   ===========
       Basic earnings per common share          $      0.30   $      0.24   $      0.61   $      0.45
                                                ===========   ===========   ===========   ===========
       Diluted earnings per common share        $      0.29   $      0.23   $      0.59   $      0.43
                                                ===========   ===========   ===========   ===========

Weighted average common shares outstanding and common per share amounts for the three and six months ended June 30, 2000 and 1999 have been adjusted to reflect the five percent stock dividend distributed May 15, 2000.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

7.    Securities

      In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Company's investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the condensed consolidated statements of condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are shown in accumulated other comprehensive loss.

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

      For both the three and six month periods ended June 30, 2000 and 1999, there were gross losses on sales of securities of $105,000 and $25,000, respectively. For the three and six month periods ended June 30, 1999, there were gross gains of $226,000 and $552,000, respectively.

      A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses on securities at June 30, 2000 and December 31, 1999, is as follows:

      =======================================================================================
                                                              Gross        Gross    Estimated
                                             Amortized   Unrealized   Unrealized         Fair
      June 30, 2000:                              Cost        Gains       Losses        Value
                                             ---------   ----------   ----------    ---------
      Available for Sale:                                          (000's)
      U.S. government agencies                $101,443     $     87     $  3,721     $ 97,809
      Mortgage-backed securities               335,290          401       11,664      324,027
      Obligations of states and
          political subdivisions                 1,536           21           --        1,557
      Other                                        721           66           48          739
                                              --------     --------     --------     --------
      Total securities available for sale     $438,990     $    575     $ 15,433     $424,132
                                              ========     ========     ========     ========

      Held to Maturity:
      U.S. government agencies                $ 95,746     $     --     $  5,145     $ 90,601
      Mortgage-backed securities                44,385          220        1,021       43,584
      Obligations of states and
          political subdivisions                57,479          696           86       58,089
                                              --------     --------     --------     --------
      Total securities held to maturity       $197,610     $    916     $  6,252     $192,274
                                              ========     ========     ========     ========

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

                                                              Gross        Gross    Estimated
                                             Amortized   Unrealized   Unrealized         Fair
                                                  Cost        Gains       Losses        Value
      December 31, 1999:                     ---------   ----------   ----------    ---------
      Available for Sale:                                         (000's)
      U.S. Treasury and
          government agencies                 $ 79,459     $     --     $  4,143     $ 75,316
      Mortgage-backed securities               333,202          331       12,299      321,234
      Obligations of states and
          political subdivisions                 1,539           21           --        1,560
      Corporate securities                          93           --           --           93
      Other                                        721           34           19          736
                                              --------     --------     --------     --------
      Total securities available for sale     $415,014     $    386     $ 16,461     $398,939
                                              ========     ========     ========     ========

      Held to Maturity:
      U.S. Treasury and
          government agencies                 $ 85,750     $     --     $  5,784     $ 79,966
      Mortgage-backed securities                44,543          244        1,262       43,525
      Obligations of states and
          political subdivisions                57,118          924           75       57,967
                                              --------     --------     --------     --------
      Total securities held to maturity       $187,411     $  1,168     $  7,121     $181,458
                                              ========     ========     ========     ========

8.    Loans

      Nonaccrual loans were $1.6 million at June 30, 2000 and $2.6 million at December 31, 1999. Restructured loans were $0.2 million at June 30, 2000 and $0.6 million at December 31, 1999.

      Substantially all of the nonaccruing and restructured loans are collateralized by real estate or lease receivables. At June 30, 2000, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

      At June 30, 2000, there are loans aggregating approximately $0.3 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

      At June 30, 2000 and December 31, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting for Impairment of a Loan" ("SFAS No. 114) approximated $0.9 million and $2.1 million, of which $0.7 million and $1.6 million at June 30, 2000 and December 31, 1999 were in nonaccrual status, respectively. Where warranted, each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses related to impaired loans was $0.2 million at both June 30, 2000 and December 31, 1999. The average recorded investment in impaired loans for both the six months ended June 30, 2000 and year ended December 31, 1999 was approximately $1.5 million. For the six months ended June 30, 2000 and 1999, interest income recognized by the Company on impaired loans was not material.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

      Restructured loans in the amounts of $0.2 million for both June 30, 2000 and December 31, 1999, respectively, that are considered to be impaired due to a reduction in the contractual interest rate, are on accrual status because the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans and not yet collected as of June 30, 2000 is immaterial.

      At June 30, 2000, the Bank had $0.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett Funding Group ("Bennett") a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court with jurisdiction over Bennett, the Bank has collected payments of $2.6 million, reducing the original balance of $3.3 million to $0.7 million. The ruling by the Bankruptcy Court is subject to appeal by the Trustee. A total of $0.4 million was charged-off in 1999 and 1998, further reducing the recorded balance of the loans to $0.3 million at June 30, 2000. The Bennett loans are on nonaccrual status and a specific allocation is included in the allowance for loan losses, which includes an amount to provide for potential losses in the event the Trustee is successful in its appeal. In addition, the Trustee contends that the Bank received payments from Bennett under the theory of fraudulent conveyance. If the Trustee is successful, the Bank would be liable for loan payments aggregating $9.5 million received from Bennett for the six year period preceding the bankruptcy filing date of March 1996. The Bankruptcy Court recently dismissed a significant portion of the Trustee's fraudulent conveyance claims. The Company believes, based on advice of legal counsel, that it will also prevail with regard to the remaining fraudulent conveyance claims.

9.    Borrowings and Stockholders' Equity

      The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

      Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50.0 million (of which $9.8 million was long- term and outstanding at June 30, 2000) from two primary investment firms under master security sale and repurchase agreements. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At June 30, 2000 and December 31, 1999, the Bank had $33.0 million at an interest rate of 6.57 percent and $111.0 million at interest rates between 5.38 percent and 6.00 percent of such short-term borrowings outstanding, respectively. At June 30, 2000 and December 31, 1999, these borrowings were collateralized by securities with an aggregate amortized cost of $34.5 million and $117.5 million and estimated fair value of $33.7 million and $112.7 million, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

      Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with five financial institutions for a total of $46.0 million. At June 30, 2000 and December 31, 1999, the Bank had no federal funds purchased balances outstanding.

      Short-term FHLB advances are borrowings with original maturities between one and 365 days. At June 30, 2000 and December 31, 1999, the Bank had short-term FHLB advances of $59.0 million at an interest rate of 6.68 percent and $66.4 million at interest rates ranging from 5.74 percent to
      5.92 percent, respectively. The Bank had collateralized these borrowings by pledging to the FHLB a security interest in certain mortgage-related assets having an aggregate book value of $81.1 million at June 30, 2000 and $91.2 million at December 31, 1999.

      Additional information with respect to short-term borrowings as of and for the six months ended June 30, 2000 and 1999 is presented in the table below.

      --------------------------------------------------------------------------

      Short-Term Borrowings                      2000                 1999
      --------------------------------------------------------------------------
                                                 (000's except percentages)
      Balance at June 30                     $    92,000          $    74,000
      Average balance outstanding                142,492               18,685
      Weighted-average interest rate
           As of June 30                            6.64%                5.20%
           Paid during period                       5.96%                5.14%
      ==========================================================================

      The Bank had long-term borrowings, which have original maturities of over one year, of $144.8 million and $174.8 million in securities sold under agreements to repurchase as of June 30, 2000 and December 31, 1999, respectively. At June 30, 2000, these borrowings included $9.8 million having an original term of three years at an interest rate of 6.08 percent, and $135.0 million having original terms of ten years at interest rates between 4.52 percent and 5.67 percent that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreement. As of June 30, 2000 and December 31, 1999, these borrowings are collateralized by securities with an aggregate amortized cost of $161.6 million and $185.0 million, respectively, and estimated fair value of $153.8 million and $174.9 million, respectively.

      At June 30, 2000 and December 31, 1999, long-term FHLB advances totaled $19.7 million and $21.6 million, respectively. These borrowings are amortizing advances having scheduled payments and may not be repaid in full prior to maturity without penalty.

      A summary of long-term, fixed-rate debt distributed based upon remaining contractual payment date and expected option call date at June 30, 2000, with comparative totals for December 31, 1999, is as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

      ------------------------------------------------------------------------------------------------------------------
                                                             After 1
                                              Within      But Within            After             2000             1999
      Long-Term Debt                          1 Year         5 Years          5 Years            Total            Total
      ------------------------------------------------------------------------------------------------------------------
      Contractual Payment Date:                                   (000's, except percentages)
      Total long-term debt               $    13,573     $    14,084      $   136,836      $   164,493      $   196,420
      Weighted-average interest rate            5.97%           5.64%            5.29%            5.38%            5.33%
      ==================================================================================================================
      Expected Call Date:
      Total long-term debt               $    33,573     $   129,084      $     1,836      $   164,493      $   196,420
      Weighted-average interest rate            5.61%           5.31%            5.99%            5.38%            5.33%
      ==================================================================================================================

      At June 30, 2000 and December 31, 1999, the Bank held 341,395 shares of capital stock of the FHLB with a carrying value of $34.1 million, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock purchased and certain other assets.

      The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At June 30, 2000, the Bank could pay dividends of $27.1 million to the Company without having to obtain prior regulatory approval.

      On April 13, 2000, the Company's Board of Directors authorized a five percent common stock dividend, which was distributed on May 15, 2000 to stockholders of record as of May 1, 2000. The weighted average common shares outstanding and per common share amounts for the three and six months ended June 30, 2000 and 1999 have been adjusted to reflect the five percent stock dividend.

10.   Commitments and Contingencies

      In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying consolidated financial statements. At June 30, 2000, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines, approximated $332.5 million and outstanding letters of credit totaled $23.2 million. Such amounts represent the maximum risk of loss on these commitments.

      In connection with the Bank's asset/liability program, the Bank may enter into derivative contracts to manage interest rate risk. In addition, the Bank, from time to time, enters into

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)

      forward commitments to sell residential first mortgage loans to reduce market risk associated with originating and holding loans for sale. No such contracts were outstanding at June 30, 2000.

      Commitments regarding employment contracts are described in Note 16 to the consolidated financial statements of the Company for the year ended December 31, 1999, which is included in the Company's 1999 Annual Report on Form 10-K.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, based on advice from legal counsel, will have a material adverse effect on the Company's consolidated financial position or results of operations.

11.   Segment Information

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

      General information required by SFAS No. 131 is disclosed in the consolidated financial statements and accompanying notes. The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, northern New Jersey and southern Connecticut. For the six months ended June 30, 2000 and 1999, there is no customer that accounted for more than ten percent of the Company's revenue.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2000. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions, including changes in interest rates and the shape of the U.S. Treasury yield curve; the extent and timing of actions of the Federal Reserve Board and other regulatory agencies; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; increase in Federal and state income taxes; and the extent and timing of legislative and regulatory actions and reform, including the recently enacted Gramm-Leach Bliley act.

The Company's forward-looking statements are only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

FINANCIAL CONDITION

At June 30, 2000, the Company had total assets of $1,790.0 million, an increase of $143.6 million or 8.7 percent from December 31, 1999.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, of $655.9 million and $620.5 million at June 30, 2000 and December 31, 1999, respectively, consists of securities held to maturity at amortized cost of $197.6 million and $187.4 million, securities available for sale at estimated fair value totaling $424.1 million and $398.9 million at June 30, 2000 and December 31, 1999, respectively, and FHLB stock of $34.1 million at both June 30, 2000 and December 31, 1999.

During the six months ended June 30, 2000, U.S. Treasury and government agency obligations increased $32.5 million due primarily to purchases of $45.0 million in callable bonds, sales of $13.0 million in U.S. Treasury notes, and a net increase in the estimated fair value of available for sale securities of $0.5 million. Mortgage-backed securities increased by $2.6 million primarily due to purchases totaling $19.8 million and a net increase in the estimated fair value of available for sale securities of $0.7 million, partially offset by principal paydowns of $17.4 million and net premium amortization of $0.5 million. Mortgage-backed securities purchased are fixed-rate securities having expected weighted-average lives of less than ten years at the time of purchase. The Bank's investment in obligations of states and political subdivisions, or municipal securities,

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

increased by $0.4 million principally due to purchases of $6.2 million that were partially offset by maturities of $5.8 million during the six month period ended June 30, 2000. Municipal securities are considered core investments which are high yielding on a tax equivalent basis and have diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yield of such securities to other securities of comparable credit risk and maturity. The Company currently has $0.7 million of holdings in equity securities. Equity investments of other publicly traded financial institutions and medium- term corporate debt securities which are rated investment grade by nationally recognized credit rating organizations will continue to be evaluated for investment in the future. The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities and through the averaging of investments in medium-term maturities.

At June 30, 2000, loans outstanding were $1,035.1 million, a net increase of $107.6 million or 11.6 percent over December 31, 1999. The primary increases of outstanding loan balances were $42.7 million in commercial mortgages, $38.0 million in land, acquisition and construction loans, $16.6 million in residential mortgages, $12.9 million in time unsecured loans, $6.8 million in home equity mortgages, and $2.2 million in other loan categories, partially offset by reductions in time secured loans of $8.9 million, commercial installment loans of $1.8 million, credit cards of $0.7 million and other loan categories of $0.2 million. The Company had approximately $332.5 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.8 million or 7.2 percent to $11.5 million at June 30, 2000, from $10.7 million at December 31, 1999. The allowance for loan losses represents 1.11 percent of gross loans outstanding at June 30, 2000, compared to 1.15 percent at December 31, 1999. The allowance reflects a provision of $950,000 and net charge-offs of $179,000 recorded for the six months ended June 30, 2000.

Management believes that allowance for loan losses at June 30, 2000 appropriately reflects the risk elements inherent in the total loan portfolio at that time. In management's judgment, the allowance is considered adequate to absorb losses inherent in the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations. During 1999, the FDIC completed an examination of the Bank and the Federal Reserve completed an off-site examination of the Company. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses were adequate.

Total deposits increased $253.4 million for the six month period ended June 30, 2000 to $1,395.1 million, which represents a 22.2 percent increase from December 31, 1999. Of this increase, $51.6 million were in retail and commercial accounts and $201.8 million were in wholesale type accounts. Demand deposits increased $4.6 million due primarily to the opening of a new branch

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

and increased deposits from loan related customers. NOW deposits increased $3.3 million due to normal fluctuations in this transaction type account and an increase in the number of accounts. Money market accounts increased $23.6 million due to the introduction of a more competitive higher rate money market product. Savings deposits decreased $21.7 million, due to temporary deposits placed in the Bank at December 31, 1999, increased rate competition for savings deposits, as well as money transferred into higher yielding time deposits and the new money market product. Retail time deposits less than $100,000 and IRA and KEOGH time deposits increased $23.1 million and $6.5 million, respectively, due to attractive yields offered to attract additional deposits. Brokered time deposits of $34.8 million were acquired to help fund increased loan growth. Time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, and personal time deposits over $100,000 increased $160.3 million and $18.9 million, respectively, during the six month period ended June 30, 2000. Depending on rate and term, the Bank utilizes municipal, brokered and large time deposits as an alternative to borrowed funds.

During the three months ended June 30, 2000, the Company decreased the amount of outstanding short and long-term advances with the Federal Home Loan Bank of New York by $9.3 million and borrowings under securities sold under agreements to repurchase by $108.0 million as the Bank replaced such funds, primarily with municipal and brokered deposits.

Stockholders' equity increased to $103.0 million at June 30, 2000 from the December 31, 1999 balance of $96.4 million. The increase primarily results from: net income of $10.1 million for the six month period ended June 30, 2000; $1.5 million of stock options exercised and related tax benefit; other comprehensive income of $0.7 million; and other equity transactions of $0.1 million; partially offset by common stock dividends paid of $2.4 million and treasury stock purchases of $3.4 million.

The Company's leverage ratio at June 30, 2000 was 7.50 percent, compared to 7.73 percent at December 31, 1999. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 11.61 percent and 12.62 percent at June 30, 2000 and 12.49 percent and 13.56 percent at December 31, 1999, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at June 30, 2000 and December 31, 1999.

RESULTS OF OPERATIONS

Earnings

Net income for the three and six month periods ended June 30, 2000 was $5.0 million and $10.1 million compared to $4.0 million and $7.5 million for the three and six month periods ended June 30, 1999, an increase of 26.4 percent and
35.3 percent, respectively. Diluted earnings per common share were $0.29 and $0.59 for the three and six month periods ended June 30, 2000, compared to $0.23 and $0.43 for the three and six month periods ended June 30, 1999, respectively, increases of 26.1 percent and 37.2 percent, respectively.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

The increase in net income for the three and six month periods ended June 30, 2000, compared to the prior year periods, reflects higher net interest income, higher non-interest income, and a lower effective income tax rate. These increases to net income were partially offset by losses on security sales in the current periods compared to gains in the prior year periods, higher provisions for loan losses and higher non-interest expenses.

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and six month periods ended June 30, 2000, net interest income increased 19.0 percent and 23.5 percent to $15.1 million and $30.0 million, from $12.7 million and $24.3 million recorded for the three and six month periods ended June 30, 1999, respectively. The increase in net interest income is primarily a result of an increase in average earning assets to $1.70 billion and $1.66 billion for the three and six months ended June 30, 2000, compared to $1.38 billion and $1.31 billion for the three and six months ended June 30, 1999, an increase of 22.9 percent and 26.6 percent, respectively. The increases in average earning assets for the three and six month periods ended June 30, 2000 compared to the prior year periods results primarily from increased investment in mortgage-backed securities and U.S. government agency securities, and origination of residential and commercial mortgages and real estate secured land acquisition and construction loans. Net interest income for the three and six months ended June 30, 2000 also benefited from increases in average earning assets over average interest bearing liabilities to $250.3 million and $247.7 million, from $216.7 million and $209.9 million in the prior year periods, reflecting increases of 15.5 percent and 18.0 percent, respectively. The increase in net interest income was partially offset by a decline in the net interest margin on a tax equivalent basis which was 3.67 percent for the three months ended June 30, 2000 and 3.72 percent for the six months ended June 30, 2000, compared to 3.81 percent for the three months ended June 30, 1999 and 3.84 percent for the six months ended June 30, 1999, due to compression in the net interest spread as the Federal Reserve Board has raised interest rates six times since June 30, 1999.

For the three and six month periods ended June 30, 2000, the net interest spread (yield on earning assets less cost of funds, including demand deposits) was 3.42 percent and 3.47 percent, respectively, compared to 3.53 percent and 3.55 percent for the same periods in 1999, respectively. Yields on interest bearing liabilities increased during the three and six month periods ended June 30, 2000 at a faster rate than the yields on interest earning assets during this period of rising interest rates, as compared to the comparable 1999 periods. The increase in asset yields is primarily a result of higher yields on mortgage-backed and government agency securities purchased during the six months ended June 30, 2000 and adjustments for floating rate securities, as well as higher yields on loans due to the general increase in interest rates. The cost of borrowings, which increased due to a rise in interest rates, together with higher yields on interest bearing deposits that include brokered time deposits, increased the overall yield on

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

interest bearing liabilities for the three and six month periods ended June 30, 2000, compared to the prior period in 1999. The higher yields on interest bearing liabilities and the Company's continuing leverage strategy of purchasing government securities funded by borrowings both contributed to tighter spreads resulting in the decline in the net interest spread. Although leverage strategies result in decreasing net interest spreads, the strategies have the effect of increasing net interest income while managing interest rate risk.

Provision for Loan Losses

The provision for loan losses increased $198,000 to $500,000 and $40,000 to $950,000 for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The increase in the provision for loan losses reflects the significant increase in the loan portfolio. During the three and six month periods ended June 30, 2000, net charge-offs totaled $139,000 and $179,000, compared to net charge-offs of $65,000 and $166,000 for the three month and six month periods ended June 30, 1999, respectively. The net charge-offs in the three and six month periods ended June 30, 2000 primarily relate to real estate and credit card loans, while the net charge-offs in both 1999 periods primarily relate to credit card loans. Nonaccrual loans were $1.6 million and $1.3 million, respectively, at June 30, 2000 and 1999, compared to $2.6 million at December 31, 1999. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment and industry, geographic and customer concentrations in the loan portfolio, and review of the historical loan loss experience. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In Management's judgment, the allowance for loan losses at June 30, 2000 reflects the risk elements inherent in the total loan portfolio and is considered adequate to absorb losses inherent in the portfolio at that time. The amount of the provision charged to income and changes in the allowance for loan losses reflects the growth of the loan portfolio, net charge-offs and losses incurred with respect to real estate foreclosures, time and demand loans, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

Non-Interest Income

Non-interest income for the three and six month periods ended June 30, 2000 decreased by $202,000 (15.9 percent) to $1,071,000 and decreased $390,000 (14.2 percent) to $2,360,000 compared to the same periods in 1999. The decrease for the three and six month periods ended June 30, 2000 reflects losses on security sales in the current periods of $105,000 compared to net gains in the prior year periods of $201,000 and $527,000 for the three and six month periods ended June 30, 1999, respectively. The decrease was partially offset by higher service charges and fees and other income of $104,000 and $242,000 for the three and six months ended June 30, 2000, respectively, compared to the prior year periods. Service charges and fees increased due to an increase in the number of deposit accounts, restructuring of fees charged and management of waived charges. The other income increase primarily reflects higher letter of credit fees, credit card fee income, and U.S.B. Financial Services, Inc. commissions.

Non-Interest Expense

Non-interest expense increased $667,000 (9.1 percent) to $7,970,000 and $1,656,000 (11.6 percent) to $15,911,000 for the three and six month periods ended June 30, 2000 from the comparable periods in 1999, respectively. The primary reason for these increases results from higher levels of salaries and benefits, occupancy and equipment expense, advertising and business development expense and communications expense necessary to expand and support increased business volume and balance sheet growth, partially offset by estimated merger related savings of approximately $100,000 and $300,000 for the three and six months ended June 30, 2000, respectively, compared to the prior year periods, resulting from the mergers of Tappan Zee in August 1998 and Tarrytowns Bank in April 1999.

Salaries and employee benefits, the largest component of non-interest expense, increased by $422,000, or 9.9 percent and $1,073,000 or 12.9 percent during the three and six month periods ended June 30, 2000 compared to the prior year periods. The increase occurred due to additional personnel employed by the Company to accommodate the increases in deposits and loans and their related services. In addition, salaries and employee benefits increased because of additional expenses related to incentive compensation programs, and increases in the cost of employee benefit programs such as retirement and stock plans, medical coverage, and tuition reimbursement. Increases in salaries and employee benefits expense was partially offset by estimated merger related savings of $50,000 and $110,000 for the three and six months ended June 30, 2000, respectively.

Significant changes in the other components of non-interest expense for the three and six month periods ended June 30, 2000 compared to the prior periods, were due to the following:

o Increase of $104,000 (7.8 percent) and $284,000 (10.8 percent) in occupancy and equipment expense. This increase is primarily due to the opening of a new branch office in May 2000, higher equipment maintenance and utility expenses relating to the Company's facilities and computer related equipment, and increased rental and depreciation expense related to additional space for corporate and administrative offices.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

o Increase of $96,000 (20.7 percent) and $149,000 (18.7 percent) in advertising and business development. The increase reflects additional emphasis on business development efforts, as well as marketing the Bank's products and focus on the Bank's ad campaign, "Do business with us, do better with us."

o Decrease of $78,000 (31.6 percent) and $5,000 (1.1 percent) in professional fees. The decrease relates to lower auditing and legal fees primarily due to estimated merger related savings of $50,000 and $100,000 for the three and six months ended June 30, 2000, partially offset by increases due to higher levels of business volume.

o Increase of $72,000 (38.5 percent) and $110,000 (27.8 percent) in communications expense. The increase relates to greater telephone usage as a result of increased employees, office space and data lines usage.

o Increase of $13,000 (8.9 percent) and $41,000 (13.3 percent) in stationery and printing. The increase reflects an increase in office supplies and equipment necessary to support the continuing growth of the Bank's business volume.

o Increase of $15,000 (34.1 percent) and $25,000 (26.6 percent) in FDIC insurance. The increase is related to the higher level of total deposits during the first half of 2000 compared to the prior year periods.

o Increase of $23,000 (3.8 percent) and decrease of $21,000 (1.7 percent) in other expenses. The increase for the three month period is primarily due to higher courier fees and a gain on the sale of foreclosed property in the 1999 quarter, partially offset by the allocation of costs related to loan fees. The decrease for the six month period is primarily due to estimated merger related savings of $80,000 and allocation of costs related to loan fees, partially offset by a higher level of other outside services to support higher levels of business.

Income Taxes

The effective income tax rates for the three and six month periods ended June 30, 2000 were 34.8 percent and 34.9 percent, respectively, compared to 37.5 percent and 37.3 percent, respectively, for the prior periods in 1999. The lower effective tax rate for the three and six month periods ended June 30, 2000 primarily reflects lower state income taxes.

U.S.B. HOLDING CO., INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk at December 31, 1999 were reported in the Company's 1999 Annual Report on Form 10-K. There have been no material changes in the Company's market risk exposures at June 30, 2000 compared to December 31, 1999. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not entered into any derivative financial instruments during the six months ended June 30, 2000.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at June 30, 2000 as compared to December 31, 1999. The Company's "Static Gap" at June 30, 2000 was a negative $397.8 million in the one year time frame compared to a negative $302.1 million at December 31, 1999. If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12 month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

                           PART II - OTHER INFORMATION

U.S.B. HOLDING CO., INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 26, 2000 for the purpose of considering and voting upon the following matters:

I. Election of three directors, Messrs. Thomas E. Hales, Raymond J. Crotty, and Michael H. Fury, constituting Class III members of the Board of Directors, to a three-year term of office.

The results of votes for each of the items above were as follows:

                                                    ITEM I
                                -----------------------------------------------
                                T. E. Hales      R. J. Crotty        M. H. Fury
                                -----------      ------------        ----------
Votes:
      For                        14,111,949        14,112,296        14,116,756
      Against or Withheld            76,031            75,684            71,224
      Abstentions                        --                --                --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.     Exhibit
-----------     -------

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

Exhibit No.     Exhibit
-----------     -------

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

(10) (g) Registrant's Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference from Registrant's Form S-3 Registration Statement (file No. 33- 72788).

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

(10) (l) Registrant's 1997 Employee Stock Option Plan (incorporated herein by reference to Registrant's Proxy Statement filed April 18, 1997).

Exhibit No.     Exhibit
-----------     -------

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

10) (o) Amendment No. 1 to the Employee Stock Option Plan (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("Tappan Zee 1997 10-K"), Exhibit 10.1.1).

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

(10) (x) Amendment No. 1 to the Outside Director RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.4.1).

Exhibit No.     Exhibit
-----------     -------

(10) (y) Amendment No. 2 to the Outside Director RRP (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy Statement).

(10) (z) Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee Financial, Inc. and Certain Affiliates (incorporated herein by reference to the Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 ("Tappan Zee 1996 10-K"), Exhibit 10.7).

(10) (aa)       Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB
                (Incorporated herein by reference to the Registration Statement on Form S-1 filed No. 33-94128), filed on June 30, 1995, as amended ("Tappan Zee Registration Statement"), Exhibit 10.7).

(10) (bb)       Consulting Agreement by and between Tarrytowns Bank, FSB and
                Stephen C. Byelick, dated effective as of August 31, 1998
                (incorporated herein by reference to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 30, 1998
                Third Quarter 1998 10-Q"), Exhibit (10)(dd)).

(10) (cc)       Employment Agreement by and between Tarrytowns Bank, FSB and
                Harry G. Murphy, dated effective as of August 31, 1998
                (incorporated herein by reference to the 1998 Third Quarter
                10-Q, Exhibit (10)(cc)).

(10) (dd)       Employee Retention Agreement by and among Tappan Zee Financial,
                Inc. Tarrytowns Bank, FSB and Christina Vidal, effective as of
                October 5, 1995 (incorporated herein by reference to the Tappan
                Zee 1996 10-K, Exhibit 10.15).

(10) (ee)       Employee Retention Agreement by and among Tappan Zee Financial,
                Inc., Tarrytowns Bank, FSB and James D. Haralambie, effective as of June 23, 1997 (incorporated herein by reference to Registrant's 1998 10-K, Exhibit (10)(17)).

(10) (ff)       Forms of Stock Option Agreement by and between Tappan Zee
                Financial, Inc. and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan
                (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

(10) (gg)       Forms of Restricted Stock Award Notices to award recipients, pursuant to the Employee RRP and the Outside Director RRP
                (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.17).

(10) (hh)       Registrant's Retirement Plan for Non-Employee Directors of
                U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1999, Exhibit (10)(ll)).

Exhibit No.     Exhibit
-----------     -------

(10) (ii)       Amendment Number 1 to Registrant's Employee Stock Ownership Plan
                (with Code Section 401(k) Provisions) dated January 27, 1995
                (incorporated herein by reference to the Registrant's Annual
                Report on Form 10-K for the year ended December 31, 1999 ("1999
                10-K"), Exhibit (10)(jj)).

(10) (jj)       Amendment Number 2 to Registrant's Employee Stock Ownership Plan
                (with Code Section 401(k) Provisions) dated May 17, 1995
                (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(kk)).

(10) (kk)       Amendment Number 3 to Registrant's Employee Stock Ownership Plan
                (with Code Section 401(k) Provisions) dated January 1, 1996
                (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(ll)).

(10) (ll)       Amendment Number 4 to Registrant's Employee Stock Ownership Plan
                (with Code Section 401(k) Provisions) dated November 20, 1996
                (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(mm)).

(10) (mm)       Amendment Number 5 to Registrant's Employee Stock Ownership Plan
                (with Code Section 401(k) Provisions) effective as of September
                30, 1999 (incorporated herein by reference to the Registrant's
                1999 10-K, Exhibit (10)(nn)).

(10) (nn)       Amendment Number 6 to Registrant's Employee Stock Ownership Plan
                (with Code Section 401(k) Provisions) dated August 24, 1999
                (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(oo)).

(10) (oo)       Asset Purchase and Account Assumption Agreement by and between
                Union State Bank and La Jolla Bank dated May 25, 2000.*

(11)            Computation of earnings per share.*

(27)            Financial Data Schedule.*

*Filed Herewith.

(B)   Reports on Form 8-K

      The Company filed a report on Form 8-K on June 2, 2000 regarding a definitive agreement between the Bank and La Jolla Bank pursuant to which the Bank will acquire two La Jolla Bank branches.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 10, 2000.

                            U.S.B. HOLDING CO., INC.


/s/ Thomas E. Hales                           /s/ Steven T. Sabatini
------------------------------------          ----------------------------------
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