Form 10-Q
period 2000-09-30
USB HOLDING CO INC
filed 2000-11-13
CIK 707805

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended September 30, 2000 Commission File No. 1-12811


                            U.S.B. HOLDING CO., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               36-3197969
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                 100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK 10962
              -----------------------------------------------------
              (Address of principal executive office with zip code)


                                  845-365-4600
               ---------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X         NO
                              -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AT NOVEMBER 6, 2000
                  -----                     -------------------------------

         Common stock, par value                     16,591,011
            $0.01 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED STATEMENTS OF
         CONDITION AS OF SEPTEMBER 30, 2000 (UNAUDITED)
         AND DECEMBER 31, 1999.                                                1

         CONDENSED CONSOLIDATED STATEMENTS OF
         INCOME FOR THE THREE MONTHS ENDED
         SEPTEMBER 30, 2000 AND 1999 (UNAUDITED).                              2

         CONDENSED CONSOLIDATED STATEMENTS OF
         INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30,
         2000 AND 1999 (UNAUDITED).                                            3

         CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS FOR THE NINE MONTHS ENDED
         SEPTEMBER 30, 2000 AND 1999 (UNAUDITED).                              4

         CONDENSED CONSOLIDATED STATEMENTS OF
         CHANGES IN COMMON STOCKHOLDERS' EQUITY
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
         AND 1999 (UNAUDITED).                                                 6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS (UNAUDITED).                                               8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                       19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.                                                   28

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                    29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


U.S.B. HOLDING CO., INC.                                     (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION               SEPTEMBER 30,      DECEMBER 31,
                                                                  2000             1999
                                                              -----------       -----------
                                                                (000'S, EXCEPT SHARE DATA)
ASSETS

Cash and due from banks                                       $    79,907       $    40,111
Federal funds sold                                                 19,300            28,200
                                                              -----------       -----------
Cash and cash equivalents                                          99,207            68,311
Interest bearing deposits in other banks                               23               543
Securities:
    Available for sale (at estimated fair value)                  418,621           398,939
    Held to maturity (estimated fair value
       $192,884 in 2000 and $181,458 in 1999)                     197,925           187,411
Loans, net of allowance for loan losses of
    $11,660 in 2000 and $10,687 in 1999                         1,042,096           916,816
Premises and equipment, net                                        10,889            10,624
Accrued interest receivable                                        13,523            10,194
Other real estate owned (OREO)                                         34                34
Federal Home Loan Bank of New York stock                           34,139            34,139
Other assets                                                       20,009            19,360
                                                              -----------       -----------
TOTAL ASSETS                                                  $ 1,836,466       $ 1,646,371
                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                                 $   226,355       $   169,361
Interest bearing deposits:
    NOW accounts                                                  123,809            68,863
    Money market accounts                                          57,742            50,098
    Savings deposits                                              354,332           347,901
    Time deposits                                                 650,880           505,526
                                                              -----------       -----------
TOTAL DEPOSITS                                                  1,413,118         1,141,749
Accrued interest payable                                            6,699             6,166
Accrued expenses and other liabilities                              8,857             8,135
Securities sold under agreements to repurchase                    225,000           285,780
Federal Home Loan Bank of New York advances                        53,729            87,995
                                                              -----------       -----------
TOTAL                                                           1,707,403         1,529,825
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trust                                20,000            20,000
Minority interest-junior preferred stock of consolidated
     subsidiary                                                       134               135
Commitments and contingencies (Note 10)
Stockholders' equity:
    Common stock, $0.01 par value; authorized shares
    50,000,000; issued shares of 17,464,455 in 2000 and
    16,383,980 in 1999                                                175               164
    Additional paid-in capital                                    111,925            98,926
    Retained earnings                                              13,981            13,875
    Treasury stock at cost, 873,444 shares
       in 2000 and 499,707 shares in 1999                         (11,159)           (6,464)
    Common stock held for benefit plans                            (1,475)           (1,490)
    Deferred compensation obligation                                  859               748
    Accumulated other comprehensive loss                           (5,377)           (9,348)
                                                              -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                        108,929            96,411
                                                              -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,836,466       $ 1,646,371
                                                              ===========       ===========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                2000         1999
                                                               -------      -------
                                                            (000'S, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                     $22,883      $17,831
Interest on federal funds sold                                     615          274
Interest and dividends on securities:
         Mortgage-backed securities                              6,340        6,217
         U.S. Treasury and government agencies                   3,659        2,792
         Obligations of states and political subdivisions          782          734
         Corporate and other                                        10           17
Interest on deposits in other banks                                  3            1
Dividends on Federal Home Loan Bank of New York stock              594          463
                                                               -------      -------
TOTAL INTEREST INCOME                                           34,886       28,329
                                                               -------      -------

INTEREST EXPENSE:
Interest on deposits                                            15,715        9,268
Interest on borrowings                                           3,896        4,269
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trust                    488          488
                                                               -------      -------
TOTAL INTEREST EXPENSE                                          20,099       14,025
                                                               -------      -------

NET INTEREST INCOME                                             14,787       14,304
Provision for loan losses                                          275          700
                                                               -------      -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             14,512       13,604
                                                               -------      -------

NON-INTEREST INCOME:
Service charges and fees                                           871          834
Other income                                                       339          377
Gains on securities transactions - net                               6           --
                                                               -------      -------
TOTAL NON-INTEREST INCOME                                        1,216        1,211
                                                               -------      -------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                   4,842        4,633
Occupancy and equipment expense                                  1,385        1,348
Advertising and business development                               525          407
Professional fees                                                  136          284
Communications                                                     268          217
Stationery and printing                                            145          159
FDIC insurance                                                      64           44
Other expenses                                                     648          650
                                                               -------      -------
TOTAL NON-INTEREST EXPENSE                                       8,013        7,742
                                                               -------      -------
Income before income taxes                                       7,715        7,073
Provision for income taxes                                       2,669        2,645
                                                               -------      -------
NET INCOME                                                     $ 5,046      $ 4,428
                                                               =======      =======

BASIC EARNINGS PER COMMON SHARE                                $  0.30      $  0.27
                                                               =======      =======

DILUTED EARNINGS PER COMMON SHARE                              $  0.30      $  0.26
                                                               =======      =======

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     2000               1999
                                                                   --------           --------
                                                                    (000'S, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                         $ 64,530           $ 49,826
Interest on federal funds sold                                        1,434              1,002
Interest and dividends on securities:
         Mortgage-backed securities                                  19,306             17,461
         U.S. Treasury and government agencies                       10,475              5,501
         Obligations of states and political subdivisions             2,274              2,257
         Corporate and other                                             25                 51
Interest on deposits in other banks                                       8                 30
Dividends on Federal Home Loan Bank of New York stock                 1,739              1,122
                                                                   --------           --------
TOTAL INTEREST INCOME                                                99,791             77,250
                                                                   --------           --------

INTEREST EXPENSE:
Interest on deposits                                                 40,440             26,759
Interest on borrowings                                               13,096             10,422
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trust                       1,464              1,464
                                                                   --------           --------
TOTAL INTEREST EXPENSE                                               55,000             38,645
                                                                   --------           --------

NET INTEREST INCOME                                                  44,791             38,605
Provision for loan losses                                             1,225              1,610
                                                                   --------           --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  43,566             36,995
                                                                   --------           --------

NON-INTEREST INCOME:
Service charges and fees                                              2,610              2,385
Other income                                                          1,065              1,049
(Losses) gains on securities transactions - net                         (99)               527
                                                                   --------           --------
TOTAL NON-INTEREST INCOME                                             3,576              3,961
                                                                   --------           --------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                       14,235             12,953
Occupancy and equipment expense                                       4,307              3,986
Advertising and business development                                  1,471              1,204
Professional fees                                                       575                728
Communications                                                          773                612
Stationery and printing                                                 494                467
FDIC insurance                                                          183                138
Other expenses                                                        1,886              1,909
                                                                   --------           --------
TOTAL NON-INTEREST EXPENSE                                           23,924             21,997
                                                                   --------           --------
Income before income taxes                                           23,218             18,959
Provision for income taxes                                            8,079              7,073
                                                                   --------           --------
NET INCOME                                                         $ 15,139           $ 11,886
                                                                   ========           ========

BASIC EARNINGS PER COMMON SHARE                                    $   0.91           $   0.71
                                                                   ========           ========

DILUTED EARNINGS PER COMMON SHARE                                  $   0.88           $   0.68
                                                                   ========           ========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 2000                1999
                                                                               ---------           ---------
                                                                                          (000'S)
OPERATING ACTIVITIES
Net income                                                                     $  15,139           $  11,886
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                       1,225               1,610
   Depreciation and amortization                                                   1,483               1,472
   Amortization/accretion of premiums (discounts) on securities - net                723               1,042
   Noncash benefit plan expense                                                      208                 336
   Deferred income taxes                                                            (576)               (499)
   Losses (gains) on securities transactions - net                                    99                (527)
Origination of loans held for sale                                                    --                (481)
Proceeds from sale of loans                                                          352                  --
Increase in accrued interest receivable                                           (3,329)             (3,699)
Other - net                                                                       (1,670)              3,369
                                                                               ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         13,654              14,509
                                                                               ---------           ---------

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                              13,090              40,614
Proceeds from principal paydowns, redemptions and maturities of:
   Securities available for sale                                                  28,103              81,543
   Securities held to maturity                                                     7,877               6,205
Purchases of securities available for sale                                       (54,815)           (160,228)
Purchases of securities held to maturity                                         (18,445)           (134,948)
Net decrease in interest bearing deposits in other banks                             520               1,389
Loans originated, net of principal collections and charge-offs                  (126,870)           (154,024)
Purchases of Federal Home Loan Bank of New York stock                                 --             (10,189)
Purchases of premises and equipment - net                                         (1,740)               (905)
Proceeds from sales of OREO                                                           --                 641
                                                                               ---------           ---------
NET CASH USED FOR INVESTING ACTIVITIES                                          (152,280)           (329,902)
                                                                               ---------           ---------

FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                        126,015              94,036
Increase in time deposits, net of withdrawals and maturities                     145,354             100,158
Net (decrease) increase in securities sold under agreements
   to repurchase -  short-term                                                  (111,000)            111,355
Net decrease in Federal Home Loan Bank of New York
   advances - short-term                                                         (31,355)                 --
Proceeds from securities sold under agreements to
   repurchase - long-term                                                        100,000              50,000
Repayment of securities sold under agreements to
    repurchase - long-term                                                       (49,780)            (10,000)
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                                          (2,911)             (6,751)
Cash dividends paid                                                               (3,751)             (3,204)
(Redemption of) proceeds from sale of junior preferred stock of
    consolidated subsidiary                                                           (1)                137
Proceeds from issuance of common stock and tax benefit of exercised
     stock options                                                                 1,646               1,560
Purchases of treasury stock                                                       (4,695)             (4,203)
                                                                               ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        169,522             333,088
                                                                               ---------           ---------


         -Continued-

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT'D)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       2000               1999
                                                                     --------           --------
                                                                              (000'S)
INCREASE  IN CASH AND CASH EQUIVALENTS                               $ 30,896           $ 17,695
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         68,311             69,160
                                                                     --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 99,207           $ 86,855
                                                                     ========           ========

Supplemental Disclosures:
   Interest paid                                                     $ 54,467           $ 38,459
                                                                     --------           --------
   Income tax payments                                               $  9,637           $  4,556
                                                                     --------           --------
   Transfer of loans to OREO - net                                   $     --           $    175
                                                                     --------           --------
   Transfer of loans held for sale to loans held to
       maturity at the lower of cost or fair value                   $     --           $  3,764
                                                                     --------           --------
   Change in shares held in trust for deferred compensation          $   (111)          $    (48)
                                                                     --------           --------
   Change in deferred compensation obligation                        $    111           $     48
                                                                     --------           --------
   Decrease (increase) in other comprehensive loss                   $  3,971           $ (7,526)
                                                                     --------           --------

See notes to condensed consolidated financial statements.


U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                      (000'S, EXCEPT SHARE DATA)

                                                                                             COMMON   DEFERRED  ACCUMULATED  TOTAL
                                                                                              STOCK    COMPEN-    OTHER      COMMON
                                       COMMON STOCK       ADDITIONAL                         HELD FOR  SATION    COMPRE-     STOCK-
                                     SHARES        PAR     PAID-IN     RETAINED   TREASURY   BENEFIT    OBLI-    HENSIVE    HOLDERS'
                                   OUTSTANDING    VALUE    CAPITAL     EARNINGS     STOCK     PLANS    GATION     LOSS       EQUITY
                                    ----------    -----    --------    --------   --------   --------   -----   --------   --------
Balance at January 1, 2000          15,884,273    $ 164    $ 98,926    $ 13,875   $ (6,464)  $ (1,490)  $ 748   $ (9,348)  $ 96,411

Net income                                                               15,139                                              15,139

Other comprehensive income:
  Net unrealized securities
   gain arising during the
   period, net of taxes of $2,817                                                                                  3,916      3,916
  Reclassification adjustment for
   net losses included in net
   income, net of taxes of $39                                                                                        55         55
                                                                                                                --------   --------
Other comprehensive income                                                                                         3,971      3,971
                                                                                                                           --------
Total comprehensive income                                                                                                   19,110

Cash dividends:
   Common $0.23 per share                                                (3,733)                                             (3,733)
   Junior preferred stock                                                   (11)                                                (11)
Five percent stock dividend            819,975        8      11,274     (11,289)                                                 (7)

Common stock options exercised
   and related tax benefit             260,500        3       1,643                                                           1,646

Purchases of treasury stock           (373,737)                                     (4,695)                                  (4,695)

Amortization of RRP awards                                                                         28                            28

ESOP shares committed to
   be released                                                   82                                98                           180

Deferred compensation obligation                                                                 (111)    111                    --
                                    ----------    -----    --------    --------   --------   --------   -----   --------   --------
BALANCE AT SEPTEMBER 30, 2000       16,591,011    $ 175    $111,925    $ 13,981   $(11,159)  $ (1,475)  $ 859   $ (5,377)  $108,929
                                    ==========    =====    ========    ========   ========   ========   =====   ========   ========

See notes to condensed consolidated financial statements.


U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                   (000'S, EXCEPT SHARE DATA)

                                                                                             COMMON   DEFERRED  ACCUMULATED  TOTAL
                                                                                              STOCK    COMPEN-    OTHER      COMMON
                                       COMMON STOCK       ADDITIONAL                         HELD FOR  SATION    COMPRE-     STOCK-
                                     SHARES        PAR     PAID-IN     RETAINED   TREASURY   BENEFIT    OBLI-    HENSIVE    HOLDERS'
                                   OUTSTANDING    VALUE    CAPITAL     EARNINGS     STOCK     PLANS    GATION     LOSS       EQUITY
                                    ----------    -----    --------    --------   --------   --------   -----   --------   --------
Balance at January 1, 1999          15,963,547    $ 162    $ 96,919    $  1,513   $ (2,223)  $ (1,628)  $ 675   $  2,021   $ 97,439

Net income                                                               11,886                                              11,886

Other comprehensive loss:
  Net unrealized securities
   loss arising during the
   period, net of taxes
   of $5,202                                                                                                      (7,229)    (7,229)
   Reclassification adjustment
     for net gain included in
     net income, net of taxes
     of $214                                                                                                        (297)      (297)
                                                                                                                --------   --------
   Other comprehensive loss                                                                                       (7,526)    (7,526)
                                                                                                                           --------
Total comprehensive income                                                                                                    4,360

Cash dividends:
   Common $0.19 per share                                                (3,193)                                             (3,193)
   Junior preferred stock                                                   (11)                                                (11)

Common stock options exercised
    and related tax benefit            206,307        2       1,558                                                           1,560

Purchases of treasury stock           (295,279)                                     (4,203)                                  (4,203)

Amortization  of RRP awards                                                                       133                           133

ESOP shares committed to
   be released                                                  124                                79                           203

Deferred compensation obligation                                                                  (48)     48                    --
                                    ----------    -----    --------    --------   --------   --------   -----   --------   --------
BALANCE AT SEPTEMBER 30, 1999       15,874,575    $ 164    $ 98,601    $ 10,195   $ (6,426)  $ (1,464)  $ 723   $ (5,505)  $ 96,288
                                    ==========    =====    ========    ========   ========   ========   =====   ========   ========


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

2.      ACQUISITION OF LA JOLLA BANK BRANCHES

        On May 25, 2000, the Bank and La Jolla Bank, La Jolla, California, signed a definitive agreement pursuant to which the Bank will acquire the Stamford, Connecticut and Manhattan (New York City) branches of La Jolla Bank ("La Jolla"). The two branches to be acquired have approximately $100 million in deposits that will be assumed by the Bank in the transaction. A premium of 6.8% will be paid by the Bank for the assumption of such deposits, and $150,000 will be paid for furniture and fixtures. The branch offices will be leased from a company owned by the principal stockholder of La Jolla. La Jolla will retain its loan portfolio and lending operations in the New York area. Upon completion of this transaction, the branches will become Bank branches. The parties anticipate that the transaction will be consummated in the fourth quarter of 2000.

3.      BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprising of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999, and its operations, for the three and nine months ended September 30, 2000 and 1999, and its cash flows and changes in common stockholders' equity for the nine month periods ended September 30, 2000 and 1999. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements included in the Company's 1999 Annual Report to Stockholders.

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

U.S.B HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT'D)


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

        ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (collectively, "SFAS No. 133)." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and measured at fair value. This statement requires that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits a derivative's gains and losses to offset the related results on the hedged item. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

U.S.B HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT'D)


        For the Company, SFAS No. 133 is effective January 1, 2001. The Company does not anticipate that a transition adjustment will be required upon adoption of this statement.

        ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES
        In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") replacing FASB Statement No. 125. SFAS No. 140 revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent guidelines for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company is required to adopt SFAS No. 140 by March 31, 2001. SFAS No. 140 is not expected to have a material impact on the Company's consolidated financial statements.

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

U.S.B HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT'D)


        The computations of basic and diluted earnings per common share for the three and nine months ended September 30 are as follows:

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                        2000            1999              2000            1999
                                                    -----------      -----------      -----------      -----------
                                                                      (000'S, EXCEPT SHARE DATA)
        NUMERATOR:

         Net income                                 $     5,046      $     4,428      $    15,139      $    11,886
         Less preferred stock dividends                      --               --               11               11
                                                    -----------      -----------      -----------      -----------

         Net income for basic and diluted
             earnings per common share - net
             income available to common
             stockholders                           $     5,046      $     4,428      $    15,128      $    11,875
                                                    ===========      ===========      ===========      ===========

        DENOMINATOR:
         Denominator for basic earnings
             per common share - weighted
             average shares                          16,554,569       16,677,557       16,547,145       16,702,521


         Effects of dilutive securities:
             Director and employee
                stock options                           455,930          637,961          552,450          674,444
             Restricted stock not vested                  1,252            5,293            1,283            5,289
                                                    -----------      -----------      -----------      -----------
         Total effects of dilutive securities           457,182          643,254          553,733          679,733
                                                    -----------      -----------      -----------      -----------
         Denominator for diluted earnings
             per common share - adjusted
             weighted average shares                 17,011,751       17,320,811       17,100,878       17,382,254
                                                    ===========      ===========      ===========      ===========

        Basic earnings per common share             $      0.30      $      0.27      $      0.91      $      0.71
                                                    ===========      ===========      ===========      ===========
        Diluted earnings per common share           $      0.30      $      0.26      $      0.88      $      0.68
                                                    ===========      ===========      ===========      ===========

        Weighted average common shares outstanding and common per share amounts for the three and nine months ended September 30, 2000 and 1999 have been adjusted to reflect the five percent stock dividend distributed May 15, 2000.


7.      SECURITIES

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

U.S.B HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT'D)


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

        For the three months ended September 30, 2000, there were gross gains on sales of securities of $6,000. For the nine months ended September 30, 2000 and 1999, gross gains were $6,000 and $552,000, respectively, and gross losses were $105,000 and $25,000, respectively.

        A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses on securities at September 30, 2000 and December 31, 1999, is as follows:

                                                                  GROSS         GROSS     ESTIMATED
                                                AMORTIZED    UNREALIZED    UNREALIZED          FAIR
                                                     COST         GAINS        LOSSES         VALUE
                                                 --------      --------      --------      --------
                                                                      (000'S)
        SEPTEMBER 30 , 2000:
        AVAILABLE FOR SALE:
        U.S. government agencies                 $101,447      $    495      $  2,993      $ 98,949
        Mortgage-backed securities                324,272           270         7,154       317,388
        Obligations of states and
            political subdivisions                  1,536            30            --         1,566
        Other                                         613           134            29           718
                                                 --------      --------      --------      --------
        TOTAL SECURITIES AVAILABLE FOR SALE      $427,868      $    929      $ 10,176      $418,621
                                                 ========      ========      ========      ========

        HELD TO MATURITY:
        U.S. government agencies                 $ 95,748      $     --      $  4,346      $ 91,402
        Mortgage-backed securities                 44,358           147         1,711        42,794
        Obligations of states and
            political subdivisions                 57,819           892            23        58,688
                                                 --------      --------      --------      --------
        TOTAL SECURITIES HELD TO MATURITY        $197,925      $  1,039      $  6,080      $192,884
                                                 ========      ========      ========      ========

U.S.B HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT'D)

                                                                  GROSS         GROSS     ESTIMATED
                                                AMORTIZED    UNREALIZED    UNREALIZED          FAIR
                                                     COST         GAINS        LOSSES         VALUE
                                                 --------      --------      --------      --------
                                                                       (000'S)
        DECEMBER 31, 1999:
        AVAILABLE FOR SALE:
        U.S. Treasury and
            government agencies                  $ 79,459      $     --      $  4,143      $ 75,316
        Mortgage-backed securities                333,202           331        12,299       321,234
        Obligations of states and
            political subdivisions                  1,539            21            --         1,560
        Corporate securities                           93            --            --            93
        Other                                         721            34            19           736
                                                 --------      --------      --------      --------
        TOTAL SECURITIES AVAILABLE FOR SALE      $415,014      $    386      $ 16,461      $398,939
                                                 ========      ========      ========      ========

        HELD TO MATURITY:
        U.S. Treasury and
            government agencies                  $ 85,750      $     --      $  5,784      $ 79,966
        Mortgage-backed securities                 44,543           244         1,262        43,525
        Obligations of states and
            political subdivisions                 57,118           924            75        57,967
                                                 --------      --------      --------      --------
        TOTAL SECURITIES HELD TO MATURITY        $187,411      $  1,168      $  7,121      $181,458
                                                 ========      ========      ========      ========

8.      LOANS

        Nonaccrual loans were $1.4 million at September 30, 2000 and $2.6 million at December 31, 1999. Restructured loans were $0.2 million at September 30, 2000 and $0.6 million at December 31, 1999.

        Substantially all of the nonaccruing and restructured loans are collateralized by real estate or lease receivables. At September 30, 2000, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

        At September 30, 2000, there were loans aggregating approximately $2.4 million, which were not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future. In addition, as discussed further in Note 12, a construction loan totaling $19.6 million was identified as impaired subsequent to September 30, 2000 and placed on nonaccrual status on November 9, 2000.

        At September 30, 2000 and December 31, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting for Impairment of a Loan" ("SFAS No. 114") approximated $0.7 million and $2.1 million, of which $0.6 million and $1.6 million at September 30, 2000 and December 31, 1999 were in nonaccrual status, respectively. Where warranted, each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses related to impaired loans was $0.2 million at both September 30, 2000 and December 31, 1999. The average recorded investment in impaired loans for the nine months ended September 30, 2000 and year ended December 31, 1999 was approximately $1.1 million and $1.5

U.S.B HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT'D)


        million, respectively. For the three and nine months ended September 30, 2000 and 1999, interest income recognized by the Company on impaired loans was not material.

        Restructured loans in the amounts of $0.1 million for September 30, 2000 and $0.5 million for December 31, 1999, respectively, that are considered to be impaired due to a reduction in the contractual interest rate, are on accrual status because the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans and not yet collected as of September 30, 2000 is immaterial.

        At September 30, 2000, the Bank had $0.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett Funding Group ("Bennett") a lease finance company, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court with jurisdiction over Bennett, the Bank has collected payments of $2.6 million, reducing the original balance of $3.3 million to $0.7 million. A total of $0.4 million was charged-off in 1999 and 1998, further reducing the recorded balance of the loans to $0.3 million at September 30, 2000. The ruling by the Bankruptcy Court is subject to appeal by the Trustee. The Bennett loans are on nonaccrual status and a specific allocation is included in the allowance for loan losses. In addition, the Trustee contends that the Bank received payments from Bennett under the theory of fraudulent conveyance. If the Trustee is successful, the Bank would be liable for loan payments aggregating $9.5 million received from Bennett for the six year period preceding the bankruptcy filing date of March 1996. The Bankruptcy Court recently dismissed a significant portion of the Trustee's fraudulent conveyance claims. The Company believes, based on advice of legal counsel, that it will also prevail with regard to the remaining fraudulent conveyance claims.

9.      BORROWINGS AND STOCKHOLDERS' EQUITY

        The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

        Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50.0 million from two primary investment firms under master security sale and repurchase agreements. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At September 30, 2000, the Bank had no such repurchase agreements outstanding . At December 31, 1999, the Bank had $111.0 million of such short-term borrowings outstanding at interest rates between 5.38 percent and 6.00 percent. At December 31, 1999, these borrowings were collateralized by securities with an aggregate amortized cost of $117.5 million and estimated fair value of $112.7 million.

U.S.B HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT'D)


        Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with five financial institutions for a total of $46.0 million. At September 30, 2000 and December 31, 1999, the Bank had no federal funds purchased balances outstanding.

        Short-term FHLB advances are borrowings with original maturities between one and 365 days. At September 30, 2000 and December 31, 1999, the Bank had short-term FHLB advances of $35.0 million at an interest rate of
        6.63 percent and $66.4 million at interest rates ranging from 5.74 percent to 5.92 percent, respectively. The Bank had collateralized these borrowings by pledging to the FHLB a security interest in certain mortgage-related assets having an aggregate book value of $41.4 million at September 30, 2000 and $91.2 million at December 31, 1999.

        Additional information with respect to short-term borrowings as of and for the nine months ended September 30, 2000 and 1999 is presented in the table below.

        ---------------------------------------------------------------------
        SHORT-TERM BORROWINGS                       2000         1999
        ---------------------------------------------------------------------
                                               (000's except percentages)
        Balance at September 30                   $ 35,000   $112,355
        Average balance outstanding                118,718     40,239
        Weighted-average interest rate
             As of September 30                       6.63%      5.38%
             Paid during period                       6.08%      5.26%
        =====================================================================

        The Bank had long-term borrowings, which have original maturities of over one year, of $225.0 million in securities sold under agreements to repurchase as of September 30, 2000, which have original terms of ten years at interest rates between 4.52 percent and 6.08 percent that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreement. At December 31, 1999, the Bank had long-term borrowings under securities sold under agreements to repurchase of $174.8 million. As of September 30, 2000 and December 31, 1999, these borrowings are collateralized by securities with an aggregate amortized cost of $260.5 million and $185.0 million, respectively, and estimated fair value of $251.4 million and $174.9 million, respectively.

        At September 30, 2000 and December 31, 1999, long-term FHLB advances totaled $18.7 million and $21.6 million, respectively. These borrowings are amortizing advances having scheduled payments and may not be repaid in full prior to maturity without penalty.

        A summary of long-term, fixed-rate debt distributed based upon remaining contractual payment date and expected option call date at September 30, 2000, with comparative totals for December 31, 1999, is as follows:

U.S.B HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT'D)

----------------------------------------------------------------------------------------------------------------
                                                          AFTER 1
                                      WITHIN           BUT WITHIN           AFTER            2000        1999
LONG-TERM DEBT                         1 YEAR             5 YEARS         5 YEARS           TOTAL       TOTAL
----------------------------------------------------------------------------------------------------------------
                                                               (000's, except percentages)
Contractual Payment Date:
Total long-term debt                  $ 3,617            $ 13,280        $226,832        $243,729    $196,420
Weighted-average interest rate           5.71%               5.64%           5.50%           5.51%       5.33%
================================================================================================================
Expected Call Date:
Total long-term debt                  $23,617            $198,280        $  21,832       $243,729    $196,420
Weighted-average interest rate           5.46%               5.46%            6.07%          5.51%       5.33%
================================================================================================================

        At September 30, 2000 and December 31, 1999, the Bank held 341,395 shares of capital stock of the FHLB with a carrying value of $34.1 million, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock purchased and certain other assets.

        The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At September 30, 2000, the Bank could pay dividends of $30.0 million to the Company without having to obtain prior regulatory approval.

        On April 13, 2000, the Company's Board of Directors authorized a five percent common stock dividend, which was distributed on May 15, 2000 to stockholders of record as of May 1, 2000. The weighted average common shares outstanding and per common share amounts for the three and nine months ended September 30, 2000 and 1999 have been adjusted to reflect the five percent stock dividend.

        On September 27, 2000, the Company's Board of Directors authorized the repurchase of up to 300,000 common shares, or approximately 1.8%, of the Company's outstanding common stock. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout the remainder of the year 2000 and into 2001 as, in the opinion of management, market conditions may warrant. The repurchased common shares will be held as treasury stock and will be available for general corporate purposes.

U.S.B HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT'D)


10.     COMMITMENTS AND CONTINGENCIES

        In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying consolidated financial statements. At September 30, 2000, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines, approximated $340.9 million and outstanding letters of credit totaled $27.7 million. Such amounts represent the maximum risk of loss on these commitments.

        In connection with the Bank's asset/liability program, the Bank may enter into derivative contracts to manage interest rate risk. In addition, the Bank, from time to time, enters into forward commitments to sell residential first mortgage loans to reduce market risk associated with originating and holding loans for sale. No such contracts were outstanding at September 30, 2000.

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

        General information required by SFAS No. 131 is disclosed in the consolidated financial statements and accompanying notes. The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, northern New Jersey and southern Connecticut. For the nine months ended September 30, 2000 and 1999, there is no customer that accounted for more than ten percent of the Company's revenue.

U.S.B HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONT'D)

12.     SUBSEQUENT EVENT

        As discussed in Note 8, on November 9, 2000, the Company classified a construction loan of approximately $19.6 million as a non-performing asset and placed the loan on nonaccrual status as principal payments have not been received in accordance with the terms of the loan agreement. Timing of the receipt of past due principal is uncertain. Interest earned through November 9, 2000 has been collected. The allowance for loan losses was increased by $0.8 million as a result of the impairment of this loan. Measurement of the impaired value was based on present value of expected future cash flows. The additional provision for loan losses was recorded in the fourth quarter 2000 and will result in a reduction in net income of approximately $0.4 million.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

THE COMPANY HAS MADE, AND MAY CONTINUE TO MAKE, VARIOUS FORWARD-LOOKING STATEMENTS WITH RESPECT TO EARNINGS, CREDIT QUALITY AND OTHER FINANCIAL AND BUSINESS MATTERS FOR PERIODS SUBSEQUENT TO SEPTEMBER 30, 2000. THE COMPANY CAUTIONS THAT THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS AND UNCERTAINTIES, AND THAT STATEMENTS RELATING TO SUBSEQUENT PERIODS INCREASINGLY ARE SUBJECT TO GREATER UNCERTAINTY BECAUSE OF THE INCREASED LIKELIHOOD OF CHANGES IN UNDERLYING FACTORS AND ASSUMPTIONS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM FORWARD-LOOKING STATEMENTS.

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

FINANCIAL CONDITION

At September 30, 2000, the Company had total assets of $1,836.5 million, an increase of $190.1 million or 11.5 percent from December 31, 1999.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, of $650.7 million and $620.5 million at September 30, 2000 and December 31, 1999, respectively, consists of securities held to maturity at amortized cost of $197.9 million and $187.4 million, securities available for sale at estimated fair value totaling $418.6 million and $398.9 million at September 30, 2000 and December 31, 1999, respectively, and FHLB stock of $34.1 million at both September 30, 2000 and December 31, 1999.

During the nine months ended September 30, 2000, U.S. Treasury and government agency obligations increased $33.6 million due primarily to purchases of $45.0 million in callable bonds, sales of $13.0 million in U.S. Treasury notes, and a net increase in the estimated fair value of available for sale securities of $1.6 million. Mortgage-backed securities decreased by $4.0 million primarily due to principal paydowns of $28.3 million and net premium amortization of $0.7 million, partially offset by purchases totaling $19.9 million, and a net increase in the estimated fair value of available for sale securities of $5.1 million. Mortgage-backed securities purchased are fixed-rate securities having expected weighted-average lives of less than ten years at the time of purchase. The Bank's investment in obligations of states and political

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


subdivisions, or municipal securities, increased by $0.7 million principally due to purchases of $8.4 million that were partially offset by maturities of $7.7 million during the nine month period ended September 30, 2000. Municipal securities are considered core investments which are high yielding on a tax equivalent basis and have diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yield of such securities to other securities of comparable credit risk and maturity. The Company currently has $0.7 million of holdings in equity securities. Equity investments of other publicly traded financial institutions and medium-term corporate debt securities which are rated investment grade by nationally recognized credit rating organizations will continue to be evaluated for investment in the future. The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities and through the averaging of investments in medium-term maturities.

At September 30, 2000, loans outstanding were $1,053.8 million, a net increase of $126.3 million or 13.6 percent over December 31, 1999. The primary increases of outstanding loan balances were $34.9 million in commercial mortgages, $55.8 million in land, acquisition and construction loans, $19.7 million in residential mortgages, $18.7 million in time unsecured loans, $8.7 million in home equity mortgages, and $1.7 million in other loan categories, partially offset by reductions in time secured loans of $9.7 million, commercial installment loans of $2.6 million, credit cards of $0.7 million and other loan categories of $0.2 million. The Company had approximately $340.9 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $1.0 million or 9.1 percent to $11.7 million at September 30, 2000, from $10.7 million at December 31, 1999. The allowance for loan losses represents 1.11 percent of gross loans outstanding at September 30, 2000, compared to 1.15 percent at December 31, 1999. The allowance reflects a provision of $1,225,000 and net charge-offs of $252,000 recorded for the nine months ended September 30, 2000. As discussed in Notes 8 and 12 to the condensed consolidated financial statements, subsequent to September 30, 2000, the allowance for loan losses was increased by $0.8 million as a result of the impairment of a construction loan in the amount of $19.6 million. This loan has been classified as non-performing as of November 9, 2000.

Management believes that the allowance for loan losses appropriately reflects the risk elements inherent in the total loan portfolio. In management's judgment, the allowance is considered adequate to absorb losses inherent in the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Total deposits increased $271.4 million for the nine month period ended September 30, 2000 to $1,413.1 million, which represents a 23.8 percent increase from December 31, 1999. Of this

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


increase, $93.0 million were in retail and commercial accounts and $178.4 million were in wholesale type accounts. Demand deposits increased $57.0 million due primarily to the opening of a new branch, increased deposits primarily from loan related customers, and seasonal municipal deposits of approximately $48.0 million. NOW deposits increased $54.9 million due to normal fluctuations in this transaction type account and seasonal municipal deposits of approximately $49.0 million. Money market accounts increased $7.7 million due to the introduction of a more competitive higher rate money market product. Savings deposits increased $6.4 million due to deposits placed in the higher yielding liquid gold account. Retail time deposits less than $100,000 and IRA and KEOGH time deposits increased $39.7 million and $8.6 million, respectively, due to attractive yields offered to attract additional deposits. Time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, and personal time deposits over $100,000 increased $69.7 million and $27.4 million, respectively, during the nine month period ended September 30, 2000. Depending on rate and term, the Bank utilizes municipal, brokered and large time deposits as an alternative to borrowed funds.

During the three months ended September 30, 2000, the Company decreased the amount of outstanding short and long-term advances with the Federal Home Loan Bank of New York by $34.3 million and borrowings under securities sold under agreements to repurchase by $60.8 million as the Bank replaced such funds, primarily with municipal deposits.

Stockholders' equity increased to $109.0 million at September 30, 2000 from the December 31, 1999 balance of $96.4 million. The increase primarily results from: net income of $15.1 million for the nine month period ended September 30, 2000; $1.6 million of stock options exercised and related tax benefit; other comprehensive income of $4.0 million; and other equity transactions of $0.3 million; partially offset by common stock dividends paid of $3.7 million and treasury stock purchases of $4.7 million.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)



The following table summarizes average balances for the Company's three and nine month periods ended September 30, 2000 and 1999 balance sheet:


                                     THREE MONTHS ENDING            NINE MONTHS ENDING
                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                      2000          1999            2000          1999
                                  ----------     ----------     ----------     ----------
                                           (000'S)                       (000'S)
ASSETS
Federal funds sold                $   37,324     $   21,213     $   30,636     $   27,305
Securities(1)                        666,763        614,128        667,486        550,629
Loans(2)                           1,028,138        837,943        985,018        788,470
                                  ----------     ----------     ----------     ----------
Earning assets                     1,732,225      1,473,284      1,683,140      1,366,404
Total Assets                      $1,798,815     $1,554,733     $1,742,383     $1,434,237
                                  ==========     ==========     ==========     ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Non-interest bearing deposits     $  181,669     $  163,647     $  174,970     $  147,699
Interest bearing deposits          1,213,602        928,838      1,129,999        887,366
                                  ----------     ----------     ----------     ----------
Total deposits                     1,395,271      1,092,485      1,304,969      1,035,065
Borrowings                           261,551        317,748        302,271        261,054
Interest bearing liabilities       1,475,153      1,246,586      1,432,270      1,148,420
Corporation-Obligated
   mandatory redeemable
   capital securities of
   subsidiary trust                   20,000         20,000         20,000         20,000
Stockholder's equity              $  105,621     $   95,683     $  100,368     $   97,465
                                  ==========     ==========     ==========     ==========

----------
        (1) Securities exclude the mark-to-market adjustment required by SFAS No. 115.
        (2) Loans are net of unearned discount and exclude the allowance for loan losses.

The Company's leverage ratio at September 30, 2000 was 7.44 percent, compared to
7.73 percent at December 31, 1999. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 11.79 percent and 12.82 percent at September 30, 2000 and 12.49 percent and 13.56 percent at December 31, 1999, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at September 30, 2000 and December 31, 1999.

RESULTS OF OPERATIONS

EARNINGS

Net income for the three and nine month periods ended September 30, 2000 was $5.0 million and $15.1 million, compared to $4.4 million and $11.9 million for the three and nine month periods ended September 30, 1999, an increase of 14.0 percent and 27.4 percent, respectively. Diluted

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)



earnings per common share were $0.30 and $0.88 for the three and nine month periods ended September 30, 2000, compared to $0.26 and $0.68 for the three and nine month periods ended September 30, 1999, increases of 15.4 percent and 29.4 percent, respectively.

The increase in net income for the three and nine month periods ended September 30, 2000, compared to the prior year periods, reflects higher net interest income, a lower provision for loan losses, a lower effective income tax rate, and higher non-interest income for the nine month period ended September 30, 2000. The increases in net income were partially offset by losses on security sales in the nine month period compared to gains in the prior year period and higher non-interest expenses for both periods.

As discussed in Notes 8 and 12 to the condensed consolidated financial statements, net income for the fourth quarter 2000 will be negatively impacted by the classification as non-performing of a $19.6 million construction loan as of November 9, 2000. Net income in subsequent periods may also be negatively impacted. Interest on this loan has been approximately $160,000 per month.

A discussion of the factors impacting the changes in the various components of net income for the three and nine months ended September 30, 2000 follows.

NET INTEREST INCOME

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. The increase in net income for the quarter and nine months ended September 30, 2000, compared to the prior year periods, reflects 3.4 percent and 16.0 percent increases in net interest income to $14.8 million and $44.8 million, respectively. The increase in net interest income is primarily a result of an increase in average earning assets to $1.73 billion and $1.68 billion for the quarter and nine months ended September 30, 2000, compared to $1.47 billion and $1.37 billion for the quarter and nine months ended September 30, 1999, an increase of 17.6 percent and 23.2 percent, respectively. The increases in average earning assets for the three and nine month periods ended September 30, 2000, compared to the prior year period, results from increased investment in U.S. government agency securities and origination of residential (first mortgage and home equity) and commercial mortgages, real estate secured land and construction loans, and time unsecured loans. Net interest income for the quarter and nine months ended September 30, 2000 also benefited from increases in average earning assets over average interest bearing liabilities to $257.1 million and $250.9 million, from $226.7 million and $218.0 million in the prior year periods, reflecting increases of 13.4 percent and 15.1 percent, respectively. The net interest income increase was partially offset by a decline in the net interest margin on a tax equivalent basis which was 3.53 percent for the quarter ended September 30, 2000 and 3.66 percent for the nine months ended September 30, 2000, compared to 4.00 percent for the third quarter of 1999 and
3.90 percent for the nine months ended September 30, 1999, due to compression in the net interest spread as the Federal Reserve Board has raised rates three times during the year 2000, which has caused the cost of funds to increase at a faster rate than the yields on earning assets.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)



For the three and nine month periods ended September 30, 2000, the net interest spread (yield on earning assets less cost of funds, including demand deposits) was 3.26 percent and 3.39 percent, respectively, compared to 3.80 percent and
3.61 percent for the same periods in 1999, respectively. Yields on interest bearing liabilities increased during the three and nine month periods ended September 30, 2000 at a faster rate than the yields on interest earning assets during this period of rising interest rates, as compared to the prior year periods. The increase in asset yields is primarily as a result of higher yields on mortgage-backed and government agency securities purchased during the nine months ended September 30, 2000 and adjustments for floating rate securities, as well as higher yields on loans due to the general increase in interest rates. The cost of borrowings, which increased due to a rise in interest rates, together with higher yields on interest bearing deposits that include brokered time and municipal deposits, increased the overall yield on interest bearing liabilities for the three and nine month periods ended September 30, 2000, compared to the prior period in 1999. The higher yields on interest bearing liabilities and the Company's continuing leverage strategy of purchasing government securities funded by borrowings both contributed to tighter spreads resulting in the decline in the net interest spread. Although leverage strategies result in decreasing net interest spreads, the strategies have the effect of increasing net interest income while managing interest rate risk.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased $425,000 to $275,000 and $385,000 to $1,225,000 for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The decrease in the provision for loan losses reflects the credit quality of the loan portfolio and a moderation of loan growth in the third quarter 2000. During the three and nine month periods ended September 30, 2000, net charge-offs totaled $73,000 and $252,000, compared to net charge-offs of $152,000 and $318,000 for the three month and nine month periods ended September 30, 1999, respectively. The net charge-offs in the three and nine month periods ended September 30, 2000 primarily relate to real estate and credit card loans, while the net charge-offs in both 1999 periods primarily relate to credit card loans. Nonaccrual loans were $1.4 million and $1.9 million, respectively, at September 30, 2000 and 1999, compared to $2.6 million at December 31, 1999. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment and industry, geographic and customer concentrations in the loan portfolio, and review of the historical loan loss experience. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In Management's judgment, the allowance for loan losses at September 30, 2000 reflects the risk elements identified and inherent in the total loan portfolio

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)



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

NON-INTEREST INCOME

Non-interest income for the three and nine month periods ended September 30, 2000 increased by $5,000 to $1,216,000 and decreased $385,000 (9.7 percent) to $3,576,000 compared to the same periods in 1999. The increase for the three month period ended September 30, 2000 reflects gains on security sales of $6,000 and service charges and fees of $871,000, compared to $834,000 in the prior year period. The increase was partially offset by a decrease in other income to $339,000, compared to $377,000 in the prior year period. The decrease for the nine month period ended September 30, 2000 reflects losses on securities transactions of $99,000 compared to gains of $527,000 in the prior period. These losses were partially offset by higher service charges and fees and other income of $2,610,000 and $1,065,000, compared to $2,385,000 and $1,049,000 in the prior year period, respectively. Service charges and fees increased due to an increase in the number of deposit accounts, restructuring of fees charged and management of waived charges. The other income decrease for the three month period ended September 30, 2000 primarily reflects lower letter of credit fees and mortgage payoff and prepayment penalty fees. The other income increase for the nine month period ended September 30, 2000 primarily reflects higher credit card fee income and U.S.B. Financial Services, Inc. commissions.

NON-INTEREST EXPENSE

Non-interest expense increased $271,000 (3.5 percent) to $8,013,000 and $1,927,000 (8.8 percent) to $23,924,000 for the three and nine month periods ended September 30, 2000 from the comparable periods in 1999, respectively. The primary reason for these increases results from higher levels of salaries and benefits, occupancy and equipment expense, advertising and business development expense and communications expense necessary to expand and support increased business volume and balance sheet growth, partially offset by estimated net merger related savings of approximately $75,000 and $360,000 for the three and nine months ended September 30, 2000, respectively, compared to the prior year periods, resulting from the mergers of Tappan Zee in August 1998 and Tarrytowns Bank in April 1999.

Salaries and employee benefits, the largest component of non-interest expense, increased by $209,000 or 4.5 percent and $1,282,000 or 9.9 percent during the three and nine month periods ended September 30, 2000, respectively, compared to the prior year periods. The increase occurred due to additional personnel employed by the Company to accommodate the increases in deposits and loans and their related services. In addition, salaries and employee benefits increased because of merit increases, additional expenses related to incentive compensation

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)



programs, and increases in the cost of employee benefit programs such as retirement and profit sharing plans, medical coverage, and tuition reimbursement. Increases in salaries and employee benefits expense was partially offset by estimated merger related savings of approximately $50,000 and $160,000 for the three and nine months ended September 30, 2000, respectively, compared to the prior year period.

Significant changes in the other components of non-interest expense for the three and nine month periods ended September 30, 2000 compared to the prior periods, were due to the following:

o Increase of $37,000 (2.7 percent) and $321,000 (8.1 percent) in occupancy and equipment expense. This increase is primarily due to the opening of a new branch office in May 2000, higher utility expenses relating to the Company's facilities and computer related equipment, increased depreciation expense related to additional furniture and fixtures for corporate and administrative offices, and a decrease in rental income due to more space needed at the corporate headquarters.

o Increase of $118,000 (29.0 percent) and $267,000 (22.2 percent) in advertising and business development. The increase reflects additional emphasis on business development efforts, as well as marketing the Bank's products and focus on the Bank's ad campaign, "Do business with us, do better with us."

o Decrease of $148,000 (52.1 percent) and $153,000 (21.0 percent) in professional fees. The decrease relates to lower auditing and legal fees primarily due to estimated merger related savings of approximately $50,000 and $140,000 and lower loan collection and foreclosure related attorney fees for the three and nine months ended September 30, 2000.

o Increase of $51,000 (23.5 percent) and $161,000 (26.3 percent) in communications expense. The increase relates to greater telephone usage as a result of increased employees, office space and data lines.

o Decrease of $14,000 (8.8 percent) and an increase of $27,000 (5.8 percent) in stationery and printing. The increase reflects an increase in office supplies and equipment necessary to support the continuing growth of the Bank's business volume and new branch opening in Spring Valley, while the decrease for the quarter reflects better control of expenses.

o Increase of $20,000 (45.5 percent) and $45,000 (32.6 percent) in FDIC insurance. The increase is related to the higher level of total deposits during 2000 compared to the prior year periods.

o Decrease of $2,000 and decrease of $23,000 (1.2 percent) in other expenses. The decrease for the three month and nine month period is primarily due to a higher allocation of costs related to loan fees and lower levels of other outside services due to Y2K related expenses in 1999. The decrease was partially offset by increases in courier fees related to an increased number of customer pickups and credit card related fees.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)



INCOME TAXES

The effective income tax rates for the three and nine month periods ended September 30, 2000 were 34.6 percent and 34.8 percent, respectively, compared to
37.4 percent and 37.3 percent, respectively, for the prior periods in 1999. The lower effective tax rate for the three and nine month periods ended September 30, 2000 primarily reflects lower state income taxes.

U.S.B. HOLDING CO., INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Quantitative and qualitative disclosures about market risk at December 31, 1999 were reported in the Company's 1999 Annual Report on Form 10-K. There have been no material changes in the Company's market risk exposures at September 30, 2000 compared to December 31, 1999. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not been party to any derivative financial instruments during the nine months ended September 30, 2000.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at September 30, 2000 as compared to December 31, 1999. The Company's "Static Gap" at September 30, 2000 was a negative $215.7 million in the one year time frame compared to a negative $302.1 million at December 31, 1999. If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

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

(10)(a) Agreement of Employment dated as of November 16, 1998, and as amended November 8, 2000, between the Company and the Bank and Thomas E. Hales.*

(10)(b) Agreement of Employment dated as of November 16, 1998, and as amended November 8, 2000, between the Company and the Bank and Raymond J. Crotty.*

(10)(c) Agreement of Employment dated as of November 16, 1998, and as amended November 8, 2000, between the Company and the Bank and Steven T. Sabatini.*

(10)(d) Registrant's 1984 Incentive Stock Option Plan (incorporated herein by reference from Form S-8 Registration Statement (file
                  No. 2-90674), Exhibit 28 (b)).

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

(10)(o)           Amendment No. 1 to the Employee Stock Option Plan
                  (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended
                  March 31, 1997 ("Tappan Zee 1997 10-K"), Exhibit 10.1.1).

(10)(p)           Amendment No. 2 to the Employee Stock Option Plan
                  (incorporated herein by reference to Exhibit A to Tappan Zee
                  Financial, Inc.'s Proxy Statement for use in connection with its 1997 Annual Meeting of Shareholders ("Tappan Zee 1997
                  Proxy Statement")).

(10)(q)           Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside
                  Directors ("Outside Director Option Plan") (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy
                  Statement).


EXHIBIT NO.       EXHIBIT
-----------       -------

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

(10)(y) Amendment No. 2 to the Outside Director RRP (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy
                  Statement).

(10)(z) Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee Financial, Inc. and Certain Affiliates
                  (incorporated herein by reference to the Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended
                  March 31, 1996 ("Tappan Zee 1996 10-K"), Exhibit 10.7).

(10)(aa)          Deferred Compensation Plan for Directors of Tarrytowns Bank,
                  FSB (Incorporated herein by reference to the Registration
                  Statement on Form S-1 filed No. 33-94128), filed on June 30,
                  1995, as amended ("Tappan Zee Registration Statement"),
                  Exhibit 10.7).

(10)(bb) Consulting Agreement by and between Tarrytowns Bank, FSB and Stephen C. Byelick, dated effective as of August 31, 1998
                  (incorporated herein by reference to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1998 Third Quarter 1998 10-Q"), Exhibit (10)(dd)).

(10)(cc) Employment Agreement by and between Tarrytowns Bank, FSB and Harry G. Murphy, dated effective as of August 31, 1998
                  (incorporated herein by reference to the 1998 Third Quarter
                  10-Q, Exhibit (10)(cc)).


EXHIBIT NO.       EXHIBIT
-----------       -------

(10)(dd)          Forms of Stock Option Agreement by and between Tappan Zee
                  Financial, Inc. and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director
                  Option Plan (incorporated herein by reference to the Tappan
                  Zee 1997 10-K, Exhibit 10.16).

(10)(ee) Forms of Restricted Stock Award Notices to award recipients, pursuant to the Employee RRP and the Outside Director RRP
                  (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.17).

(10)(ff) Registrant's Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Exhibit (10)(ll)).

(10)(gg)          Amendment Number 1 to Registrant's Employee Stock Ownership
                  Plan (with Code Section 401(k) Provisions) dated January 27,
                  1995 (incorporated herein by reference to the Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999 ("1999 10-K"), Exhibit (10)(jj)).

(10)(hh)          Amendment Number 2 to Registrant's Employee Stock Ownership
                  Plan (with Code Section 401(k) Provisions) dated May 17, 1995
                  (incorporated herein by reference to the Registrant's 1999
                  10-K, Exhibit (10)(kk)).

(10)(ii)          Amendment Number 3 to Registrant's Employee Stock Ownership
                  Plan (with Code Section 401(k) Provisions) dated January 1,
                  1996 (incorporated herein by reference to the Registrant's
                  1999 10-K, Exhibit (10)(ll)).

(10)(jj)          Amendment Number 4 to Registrant's Employee Stock Ownership
                  Plan (with Code Section 401(k) Provisions) dated November 20,
                  1996 (incorporated herein by reference to the Registrant's
                  1999 10-K, Exhibit (10)(mm)).

(10)(kk)          Amendment Number 5 to Registrant's Employee Stock Ownership
                  Plan (with Code Section 401(k) Provisions) effective as of
                  September 30, 1999 (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(nn)).

(10)(ll)          Amendment Number 6 to Registrant's Employee Stock Ownership
                  Plan (with Code Section 401(k) Provisions) dated August 24,
                  1999 (incorporated herein by reference to the Registrant's
                  1999 10-K, Exhibit (10)(oo)).

(10)(mm)          Asset Purchase and Account Assumption Agreement by and between
                  Union State Bank and La Jolla Bank dated May 25, 2000
                  (incorporated herein by reference to the Registrant's
                  Quarterly Report on Form 10-Q for the six months ended June
                  30, 2000).


EXHIBIT NO.       EXHIBIT
-----------       -------

(11)              Computation of earnings per share.*

(27)              Financial Data Schedule.*

*Filed Herewith.

(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 10, 2000.

                            U.S.B. HOLDING CO., INC.



/s/ Thomas E. Hales                           /s/ Steven T. Sabatini
-------------------------------------         ---------------------------
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