Form 10-K405
period 2000-12-31
USB HOLDING CO INC
filed 2001-03-28
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission File number 1-12811

                            U.S.B. HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)

                              --------------------

                 Delaware                                    36-3197969
      -------------------------------                    -------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

  100 Dutch Hill Rd., Orangeburg, New York                      10962
  ----------------------------------------                ------------------
  (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (845) 365-4600

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
         Title of each Class                          which registered
         -------------------                          ----------------
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

             Class                          Outstanding at February 28, 2001
             -----                          --------------------------------
         Common Stock                              16,610,000 Shares
       ($0.01 par value)

The aggregate market value on February 28, 2001 of voting stock held by non-affiliates of the Registrant was approximately $117,250,944.

Documents incorporated by reference:

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference in Part II of this report.

Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

      U.S.B. Holding Co., Inc. (the "Company"), a Delaware corporation incorporated in 1982, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, which provides financial services through its wholly-owned subsidiaries. The Company and its subsidiaries derive substantially all of their revenue and income from providing banking and related financial services, primarily to customers in Rockland and Westchester Counties, New York, as well as lower Fairfield County Connecticut and Manhattan, New York City.

      Union State Bank (the "Bank"), the Company's commercial banking subsidiary, is a New York chartered commercial bank established in 1969. The Bank offers a wide range of banking services to individuals, municipalities, corporations, and small and medium-size businesses through its 24 retail banking facilities located in Rockland and Westchester Counties and one location each in Stamford, Connecticut, and New York City. The Bank also has a limited branch office located in Westchester County. The Bank's corporate offices are located in Rockland County. The Bank's products and services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial, personal, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs), lock-box services and has a remote (PC) banking service. The deposits of the Bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act of 1950, as amended ("FDIA").

      In 1997, the Bank established two nonbank wholly-owned subsidiaries. Dutch Hill Realty Corp. owns and manages problem assets and real estate acquired in foreclosure from the Bank. U.S.B. Financial Services, Inc. began to offer sales of various financial products, such as mutual funds, stocks and bonds, annuities and life insurance in 1999. Such sales are offered through an arrangement with a third party brokerage and insurance firm specializing in bank financial product sales.

      TPNZ Preferred Funding Corporation, a wholly-owned subsidiary of the Bank (formerly of Tarrytowns Savings Bank, FSB ["Tarrytowns"] until its merger with and into the Bank on April 30, 1999), is a Real Estate Investment Trust formed in March 1998 to manage certain mortgage-backed and other securities, and mortgage loans previously owned by the Bank and Tarrytowns.

      In February 1997, the Company established Union State Capital Trust I, a Delaware business trust, solely for the purpose of issuing trust capital securities. See Note 11 to the Consolidated Financial Statements.

      The Company has a nonbank subsidiary, Ad Con, Inc., which is currently inactive.

Employees

      As of December 31, 2000, the Company employed a total of 292 full-time and 29 part-time employees. The Company and its subsidiaries provide a variety of benefit plans, including group life, health and stock ownership plans. Management considers its employee relations to be satisfactory.

Competition

      The Bank's headquarters and fourteen of its branch offices are currently located in Rockland County, New York. Eight of the Bank's branch offices are located in Westchester County, New York. The Bank also has a branch location in Stamford, Connecticut, and New York City, as well as an office that closes loans and disburses funds in Tarrytown, New York. The Company's current deposits constitute a market share that are approximately 13.00 percent and 1.64 percent of Rockland and Westchester deposits, respectively.

      The Bank is the largest bank headquartered in Rockland County and has been successful in its penetration of the Westchester market. The Bank believes it is able to attract and retain customers because of its knowledge of its local markets, and the ability of its professional staff to provide a high degree of service to its customers. Within its market area, the Bank encounters competition from many other financial institutions offering comparable products. These competitors include other commercial banks (both locally based independent banks and major New York City commercial banks) and savings banks, as well as mortgage bankers, savings and loan associations and credit unions. In addition, the Bank experiences competition in marketing some of its services from the local operations of insurance companies, brokerage firms and other financial institutions.

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

--------------------------------------------------------------------------------

Supervision and Regulation

      The references under this heading to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

      The Company, as a "bank holding company" under the Bank Holding Company Act of 1956 (the "BHC Act"), is regulated and examined by the Board of Governors of the Federal Reserve System (the "FRB") and is required to file with the FRB an annual report and other information. The BHC Act restricts the business activities and acquisitions that may be engaged in by the Company. The FRB may make examinations of the Company and has the authority (which it has not exercised) to regulate provisions of certain bank holding company debt. The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank that is not already majority-owned. Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. A national or state bank may also establish a de novo branch out of state if such branching is expressly permitted by the other state.

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

      Historically, the BHC Act has restricted the business activities and acquisitions that may be engaged in or made by the Company. The enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which became effective on March 11, 2000, permits bank holding companies to elect to be treated as "financial holding companies." If the Company should elect to become a financial holding company, the business activities and acquisitions or investments that may be engaged in will be significantly expanded. A financial holding company is authorized to engage in any activity that is financial in nature or incidental to an activity that is financial in nature or is a complementary activity. These activities include insurance, securities transactions and traditional banking related activities. The GLB Act also authorizes a state bank to have a financial subsidiary that engages, as a principal, in the same activities that are permitted for a financial subsidiary of a national bank if the state bank meets eligible criteria and special conditions for maintaining the financial subsidiary. The GLB Act designates the Federal Reserve Board as the umbrella supervisor of financial holding companies and adopts a system of functional regulation where the primary regulation is determined by the nature of the activity rather than the type of institution. If the Company should elect to become a financial holding company, the Company may be subject to supervision from different governmental agencies. As of the date hereof, the Company has made no determination to elect to be treated as a financial holding company and, accordingly, will still be subject to the BHC Act.

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

      There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on

--------------------------------------------------------------------------------

such factors as the maintenance of adequate capital for such subsidiary banks, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2000, the Bank could have declared additional dividends of approximately $32.6 million to the Company without prior regulatory approval.

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

      The Company is subject to risk-based capital and leverage guidelines issued by the FRB. The Bank , whose deposits are insured by the FDIC, are subject to similar guidelines. These guidelines are utilized to evaluate capital adequacy. The regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2000, the Bank was classified as "well capitalized" for regulatory purposes. See "Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Note 13 to the Consolidated Financial Statements.

      Federal laws and regulations also limit, with certain exceptions, the ability of banks to engage in activities or make equity investments that are not permissible for national banks. The Company does not expect such provisions to have a material adverse effect on the Bank or the Company.

Government Monetary Policies and Economic Controls

      The earnings and growth of the banking industry, the Company and the Bank are affected by general economic conditions, as well as by the policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Its policies are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.

      In view of changing conditions in the national economy and the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made by the Company as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and the Bank.

ITEM 2. PROPERTIES

      The main office of the Company and the Bank, including the Executive Offices, Finance, Commercial and Consumer Loan, Loan Administration, Legal, Compliance, Human Resources, Internal Audit, Operations Center, Transit and Data Processing Departments, and Marketing Departments, is located at its Corporate Headquarters which is owned by the Bank at 100 Dutch Hill Road, Orangeburg, New York. The Bank's main branch is located at 46 College Avenue, Nanuet, New York in premises that are leased by the Bank. The Bank also has a limited purpose branch located at 660 White Plains Road in Tarrytown, New York that may originate loans and disburse funds.

      In addition to the main office in Nanuet, the Bank operates thirteen retail banking branches in Rockland County, New York: 270 South Little Tor Road, New City; 87 Route 59, Monsey; 115 South Main Street, New City; 45 Kennedy Drive, Spring Valley; 35 South Liberty Drive, Stony Point; One Broadway, Haverstraw; Route 9W and Railroad Avenue, West Haverstraw; 338 Route 59, Central Nyack; 230 North Middletown Road, Pearl River; 747 Chestnut Ridge Road, Chestnut Ridge; 65 Dutch Hill Road, Orangeburg; 59 Route 59, Suffern and 4 North Main Street, Spring Valley. The premises of the Little Tor Road, 45 Kennedy Drive, Spring Valley, Central Nyack, Chestnut Ridge, Nanuet and Orangeburg branch offices are leased, while the other Rockland branch offices are owned by the Bank. The Bank also operates eight retail banking branches in Westchester County, New York: 131 Central Avenue, Tarrytown; 75 North Broadway, Tarrytown; 299 Bedford Road, Bedford Hills; 3000 East Main Street, Cortlandt Manor, and 28 Le Count Place, New Rochelle, which are owned, and leased locations at 76

--------------------------------------------------------------------------------

Virginia Road, North White Plains; 88 Croton Avenue, Ossining; and 270 Martine Avenue, White Plains. The Bank also operates retail banking branches at 11 East 22nd Street, New York, New York, and 999 Bedford Street, Stamford, Connecticut, both of which are leased.

      The Bank closed its 7 College Avenue branch in April 2000. Customers of this office continue to be serviced by the Bank's main branch. In addition, the Residential Mortgage Loan office was relocated from the 7 College Avenue location to the Bank's Corporate headquarters facility in April 2000.

      In the opinion of management, the premises, fixtures, and equipment used by the Company and the Bank are adequate and suitable for the conduct of their businesses. All the facilities are well maintained and provide adequate parking.

ITEM 3. LEGAL PROCEEDINGS

      Various actions and proceedings are presently pending to which the Company is a party. Management, based on the advice of legal counsel, is of the opinion that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Consolidated Financial Statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information and Holders

      The Company's common stock was held of record as of February 28, 2001 by approximately 1,400 registered stockholders and has been listed on the New York Stock Exchange since December 28, 1999. Prior to such listing, the Company's common stock was traded on the American Stock Exchange since April 16, 1997, and prior to that sporadically in the over-the-counter market and in private transactions.

      The common stock price information that follows is based on transactions as reported by the New York Stock Exchange since December 28, 1999 and the American Stock Exchange for periods prior to that date. Prices quoted, adjusted for the 5 percent stock dividend distributed in May 2000, is as follows :

--------------------------------------------------------------------------------
                                                2000                  1999
                                          High        Low       High        Low
--------------------------------------------------------------------------------
First Quarter                            $14.88     $13.39     $15.36     $13.33
Second Quarter                            14.40      12.00      14.58      12.80
Third Quarter                             14.00      12.00      15.95      12.86
Fourth Quarter                            13.19       9.88      15.36      13.63
First Quarter 2001, through
      February 28, 2001                   13.88      11.09
--------------------------------------------------------------------------------

Dividends

      The Board of Directors of the Company has adopted a policy of paying quarterly cash dividends to holders of its common stock. In 2000, quarterly cash dividends were paid as follows: $0.067 to stockholders of record on March 31; and $0.08 per share to stockholders of record on June 30, September 30 and December 31. In 1999, quarterly cash dividends of $0.057 per share were paid to stockholders of record on March 31, and $0.067 per share to stockholders of record on June 30, September 30, and December 31.

      Stock dividends of 5 percent and 10 percent were declared by the Company for stockholders of record on May 1, 2000 and December 7, 1998 and distributed on May 15, 2000 and December 21, 1998, respectively.

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

--------------------------------------------------------------------------------

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

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this Item is incorporated by reference from the table entitled "Selected Financial Data" of the Company's 2000 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this Item is incorporated by reference from the Company's 2000 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated by reference from the Company's 2000 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is incorporated by reference from the Company's 2000 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      The information required by Items 10, 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders that will be filed with the Commission not later than 120 days after December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(A) Documents Filed as a Part of this Report:

1. and 2. Financial Statements and Schedules

      The following financial statements of the Company and its subsidiaries are incorporated in Item 8 by reference from the Company's 2000 Annual Report to
Stockholders:

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED STATEMENTS OF CONDITION, DECEMBER 31, 2000 AND 1999

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Supplemental Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and the Notes thereto.

3. EXHIBITS

Exhibit     Exhibit
   No.

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

--------------------------------------------------------------------------------

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

(10)(a) Agreement of Employment dated as of November 16, 1998 and as amended November 8, 2000 between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 ("2000 Third Quarter 10-Q"), Exhibit (10)(a)).

(10)(b) Agreement of Employment dated as of November 16, 1998 and as amended November 8, 2000 between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's 2000 Third Quarter 10-Q, Exhibit (10)(b)).

(10)(c) Agreement of Employment dated as of November 16, 1998 and as amended November 8, 2000 between the Company and the Bank and Steven T. Sabatini (incorporated herein by reference to Registrant's 2000 Third Quarter 10-Q, (10)(c)).

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

--------------------------------------------------------------------------------

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

(10)(x) Amendment No. 1 to the Outside Directors RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.4.1).

(10)(y) Amendment No. 2 to the Outside Directors RRP (incorporated herein by reference to Exhibit D to the Tappan Zee 1997 Proxy Statement).

(10)(z) Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee Financial, Inc. and Certain Affiliates (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Exhibit 10.7).

(10)(aa) Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1 (file No 33-94128) filed on June 30, 1995, as amended,
           Exhibit 10.7).

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

(10)(dd) Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc., and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K ,
           Exhibit 10.16).

(10)(ee) Forms of Restricted Stock Option award Notices to award recipients, pursuant to the Employee RRP and the Outside Directors RRP (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.17).

(10)(ff) Registrant's Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, (Exhibit (10)(ll)).

(10)(gg) Amendment Number 1 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated January 27, 1995 (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 10-K"), Exhibit
           (10) (jj)).

(10)(hh) Amendment Number 2 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated May 17, 1995 (incorporated herein by reference to Registrant's 1999 10-K, Exhibit
           (10) (kk)).

(10)(ii) Amendment Number 3 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated January 1, 1996 (incorporated herein by reference to Registrant's 1999 10-K, Exhibit
           (10) (ll)).

(10)(jj) Amendment Number 4 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated November 20, 1996 (incorporated herein by reference to Registrant's 1999 10-K, Exhibit
           (10) (mm)).

(10)(kk) Amendment Number 5 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) effective as of September 30, 1999 (incorporated herein by reference to Registrant's 1999 10-K, Exhibit (10) (nn)).

(10)(ll) Amendment Number 6 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated August 24, 1999 (incorporated herein by reference to Registrant's 1999 10-K, Exhibit
           (10) (oo)).

(10)(mm) Asset Purchase and Account Assumption Agreement by and between Union State Bank and La Jolla Bank dated May 25, 2000 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 2000).

(11)       Computation of earnings per common share.*

(13) Registrant's Annual Report to Stockholders for the year ended December 31, 2000* (portions incorporated herein by reference to Form 10-K).

(21)       Subsidiaries of the Registrant.*

(23)       Consent of Deloitte & Touche LLP.*

           * Filed Herewith

--------------------------------------------------------------------------------

(B) Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2001.

                                               U.S.B. HOLDING CO., INC.


                                               /s/ THOMAS E. HALES
                                               ---------------------------------
                                               By:     Thomas E. Hales,
                                                       Chairman of the Board,
                                                       President and Chief
                                                       Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 20, 2001.

/s/ THOMAS E. HALES                                           /s/ STEVEN T. SABATINI
-------------------------------------------------------       ------------------------------------------------
Thomas E. Hales, Chairman of the Board, President             Steven T. Sabatini, Senior Executive Vice President,
and Chief Executive Officer and Director                      Chief Financial Officer and Assistant Secretary


/s/ RAYMOND J. CROTTY                                         /s/ MICHAEL H. FURY
-------------------------------------------------------       ------------------------------------------------
Raymond J. Crotty, Senior Executive Vice President,           Michael H. Fury, Esq., Secretary and Director
Chief Credit Officer, Assistant Secretary and Director


/s/ EDWARD T. LUTZ                                            /s/ KEVIN J. PLUNKETT
-------------------------------------------------------       ------------------------------------------------
Edward T. Lutz, Director                                      Kevin J. Plunkett, Director


/s/ HOWARD V. RUDERMAN                                        /s/ KENNETH J. TORSOE
-------------------------------------------------------       ------------------------------------------------
Howard V. Ruderman, Director                                  Kenneth J. Torsoe, Director