Form 10-Q
period 2001-03-31
USB HOLDING CO INC
filed 2001-05-14
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended March 31, 2001 Commission File No. 1-12811
                                 --------------


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

                                YES  X    NO
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AT MAY 3, 2001
                  -----                     --------------------------
         Common stock, par value                    16,721,198
             $0.01 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF
          CONDITION AS OF MARCH 31, 2001 AND
          DECEMBER 31, 2000 (UNAUDITED)                                   1

          CONDENSED CONSOLIDATED STATEMENTS OF
          INCOME FOR THE THREE MONTHS ENDED
          MARCH 31, 2001 AND 2000 (UNAUDITED)                             2

          CONDENSED CONSOLIDATED STATEMENTS OF
          CASH FLOWS FOR THE THREE MONTHS ENDED
          MARCH 31, 2001 AND 2000 (UNAUDITED)                             3

          CONDENSED CONSOLIDATED STATEMENTS OF
          CHANGES IN STOCKHOLDERS' EQUITY FOR
          THE THREE MONTHS ENDED MARCH 31, 2001
          AND 2000 (UNAUDITED)                                            5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS (UNAUDITED)                                          7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  16

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                              23

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               24

ITEM 1.  PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                                                                   MARCH 31,            DECEMBER 31,
                                                                                                      2001                 2000
                                                                                                  -----------           -----------
                                                                                                     (000'S, EXCEPT SHARE DATA)
ASSETS
Cash and due from banks                                                                           $    34,337           $    37,691
Federal funds sold                                                                                     36,500                37,200
                                                                                                  -----------           -----------
Cash and cash equivalents                                                                              70,837                74,891
Interest bearing deposits in other banks                                                                  212                    21
Securities:
    Available for sale (at estimated fair value)                                                      489,711               426,909
    Held to maturity (estimated fair value of
       $162,265 in 2001 and $225,088 in 2000)                                                         160,659               225,590
Loans, net of allowance for loan losses of
    $11,446 in 2001 and $11,338 in 2000                                                             1,068,614             1,075,443
Premises and equipment, net                                                                            11,962                11,999
Accrued interest receivable                                                                            12,783                14,042
Other real estate owned (OREO)                                                                             34                    34
Federal Home Loan Bank of New York stock                                                               34,139                34,139
Other assets                                                                                           22,901                23,197
                                                                                                  -----------           -----------
TOTAL ASSETS                                                                                      $ 1,871,852           $ 1,886,265
                                                                                                  ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Non-interest bearing deposits                                                                     $   179,607           $   189,417
Interest bearing deposits:
    NOW accounts                                                                                       75,634                85,761
    Money market accounts                                                                              68,832                69,924
    Savings deposits                                                                                  404,550               380,539
    Time deposits                                                                                     709,538               763,846
                                                                                                  -----------           -----------
TOTAL DEPOSITS                                                                                      1,438,161             1,489,487
Accrued interest payable                                                                                6,389                 7,710
Accrued expenses and other liabilities                                                                 12,021                 7,815
Securities sold under agreements to repurchase                                                        225,023               225,514
Federal Home Loan Bank of New York advances                                                            46,718                17,730
                                                                                                  -----------           -----------
TOTAL                                                                                               1,728,312             1,748,256
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trust                                                                    20,000                20,000
Minority interest-junior preferred stock of consolidated subsidiary                                       132                   132
Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; authorized shares 50,000,000;
     issued shares of 17,690,785 in 2001 and 17,464,455 in 2000                                           177                   175
    Additional paid-in capital                                                                        113,300               111,942
    Retained earnings                                                                                  20,850                17,116
    Treasury stock at cost; 983,712 common shares in 2001 and
       873,344 in 2000                                                                                (12,470)              (11,158)
    Common stock held for benefit plans                                                                (1,563)               (1,431)
    Deferred compensation obligation                                                                    1,030                   856
    Accumulated other comprehensive income                                                              2,084                   377
                                                                                                  -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                                                            123,408               117,877
                                                                                                  -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 1,871,852           $ 1,886,265
                                                                                                  ===========           ===========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                        2001                  2000
                                                                                                       -------               -------
                                                                                                         (000'S, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                                                             $22,401               $19,915
Interest on federal funds sold                                                                             607                   345
Interest and dividends on securities:
         Mortgage-backed securities                                                                      6,229                 6,479
         U.S. Treasury and government agencies                                                           3,641                 3,259
         Obligations of states and political subdivisions                                                  810                   757
         Corporate securities and other                                                                     10                     7
Interest on deposits in other banks                                                                         --                     2
Dividends on Federal Home Loan Bank of New York stock                                                      628                   573
                                                                                                       -------               -------
TOTAL INTEREST INCOME                                                                                   34,326                31,337
                                                                                                       -------               -------

INTEREST EXPENSE:
Interest on deposits                                                                                    15,814                11,079
Interest on borrowings                                                                                   3,560                 4,883
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trust                                                            488                   488
                                                                                                       -------               -------
TOTAL INTEREST EXPENSE                                                                                  19,862                16,450
                                                                                                       -------               -------

NET INTEREST INCOME                                                                                     14,464                14,887
Provision for loan losses                                                                                  200                   450
                                                                                                       -------               -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                     14,264                14,437
                                                                                                       -------               -------

NON-INTEREST INCOME:
Service charges and fees                                                                                   838                   897
Other income                                                                                               544                   392
Gains on securities transactions - net                                                                     682                    --
                                                                                                       -------               -------
TOTAL NON-INTEREST INCOME                                                                                2,064                 1,289
                                                                                                       -------               -------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                                                           5,046                 4,696
Occupancy and equipment expense                                                                          1,543                 1,478
Advertising and business development                                                                       354                   387
Professional fees                                                                                          183                   270
Communications                                                                                             262                   246
Stationery and printing                                                                                    223                   190
FDIC insurance                                                                                              70                    60
Amortization of intangibles                                                                                226                     3
Other expenses                                                                                             685                   611
                                                                                                       -------               -------
TOTAL NON-INTEREST EXPENSES                                                                              8,592                 7,941
                                                                                                       -------               -------
Income before income taxes                                                                               7,736                 7,785
Provision for income taxes                                                                               2,665                 2,725
                                                                                                       -------               -------
NET INCOME                                                                                             $ 5,071               $ 5,060
                                                                                                       =======               =======

BASIC EARNINGS PER COMMON SHARE                                                                        $  0.31               $  0.31
                                                                                                       =======               =======

DILUTED EARNINGS PER COMMON SHARE                                                                      $  0.30               $  0.29
                                                                                                       =======               =======

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                           THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                        2001                 2000
                                                                                                      ---------           ---------
                                                                                                                 (000'S)
OPERATING ACTIVITIES:
Net income                                                                                            $   5,071           $   5,060
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                                                200                 450
   Depreciation and amortization                                                                            711                 507
   Amortization of premiums on securities - net                                                             285                 247
   Noncash benefit plan expense                                                                              61                  69
   Deferred income tax provision (benefit) - net                                                          2,396                (154)
   Gains on securities transactions - net                                                                  (682)                 --
Decrease (increase) in accrued interest receivable                                                        1,259              (1,589)
Decrease in accrued interest payable                                                                     (1,321)               (229)
Other - net                                                                                                 651               1,104
                                                                                                      ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                 8,631               5,465
                                                                                                      =========           =========
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                                    141,535                  94
Proceeds from principal paydowns, redemptions and maturities of:
   Securities available for sale                                                                         12,785               7,577
   Securities held to maturity                                                                           56,350               1,590
Purchases of securities available for sale                                                             (204,188)            (34,621)
Purchases of securities held to maturity                                                                 (1,020)            (10,315)
Net increase in interest bearing deposits in other banks                                                   (191)                (52)
Decrease (increase) in loans outstanding                                                                  6,629             (32,943)
Purchases of premises and equipment - net                                                                  (448)               (906)
                                                                                                      ---------           ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                                     11,452             (69,576)
                                                                                                      ---------           ---------
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing deposits,
   NOW, money market and savings accounts                                                                 2,982             (24,370)
(Decrease) increase in time deposits, net of withdrawals and maturities                                 (54,308)            121,840
Net decrease in securities sold under agreements
   to repurchase -  short-term                                                                             (491)            (30,000)
Net decrease in Federal Home Loan Bank of New York
   advances - short-term                                                                                     --              (6,355)
Repayment of securities sold under agreements to
   repurchase - long-term                                                                                    --             (10,000)
Proceeds from Federal Home Loan Bank of New York
   advances - long-term                                                                                  30,000                  --
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                                                                 (1,012)               (957)
Cash dividends paid                                                                                      (1,337)             (1,091)
Proceeds from redemption of junior preferred stock of
    consolidated subsidiary, net                                                                             --                  (1)
Proceeds from issuance of common stock and related tax benefit
    of stock options                                                                                      1,341                 183
Purchases of treasury stock                                                                              (1,312)             (2,302)
                                                                                                      ---------           ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                                  $ (24,137)          $  46,947
                                                                                                      ---------           ---------

         (Continued)

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT'D)

                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                          2001               2000
                                                                                                        --------           --------
                                                                                                                  (000'S)
DECREASE IN CASH AND CASH EQUIVALENTS                                                                   $ (4,054)          $(17,164)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                            74,891             68,311
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                $ 70,837           $ 51,147
                                                                                                        ========           ========

Supplemental Disclosures:
   Interest paid                                                                                        $ 21,183           $ 16,679
                                                                                                        --------           --------
   Income tax payments                                                                                  $     30           $  1,367
                                                                                                        --------           --------
   Transfer of held to maturity securities to available for sale securities                             $  9,592           $     --
                                                                                                        --------           --------
   Change in shares held in trust for deferred compensation                                             $   (174)          $    (62)
                                                                                                        --------           --------
   Change in deferred compensation obligation                                                           $    174           $     62
                                                                                                        --------           --------
   Change in accumulated other comprehensive income (loss)                                              $  1,707           $   (531)
                                                                                                        --------           --------


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                           (000'S, EXCEPT SHARE DATA)

                                                                                 COMMON
                                                                                  STOCK                  ACCUMULATED
                                COMMON STOCK     ADDITIONAL                     HELD FOR    DEFERRED        OTHER          TOTAL
                               SHARES      PAR    PAID-IN   RETAINED   TREASURY  BENEFIT  COMPENSATION  COMPREHENSIVE  STOCKHOLDERS'
                             OUTSTANDING  VALUE   CAPITAL   EARNINGS    STOCK     PLANS    OBLIGATION      INCOME         EQUITY
                             -----------  -----   -------   --------    -----     -----    ----------      ------         ------
Balance at January 1, 2001   16,591,111   $175   $111,942   $17,116   $(11,158)  $(1,431)    $  856        $  377        $117,877

Net income                                                    5,071                                                         5,071

Other comprehensive income:
   Net unrealized securities
     gains arising during
     the period, net of
     taxes of $1,754                                                                                        2,438           2,438
   Reclassification
     adjustment of net gains
     for securities sold,
     net of taxes of $526                                                                                    (731)           (731)
                                                                                                           ------        --------
   Other comprehensive income                                                                               1,707           1,707
                                                                                                                         --------
Total comprehensive income                                                                                                  6,778

Cash dividends:
   Common ($0.08 per share)                                  (1,337)                                                       (1,337)

Common stock options
   exercised and related
   tax benefit                  226,330      2      1,339                                                                   1,341

Purchases of treasury stock    (110,368)                                (1,312)                                            (1,312)

Amortization of RRP awards                                                             9                                        9

ESOP shares committed to
   be released                                         19                             33                                       52

Deferred compensation
   obligation                                                                       (174)       174                            --
                             ----------   ----   --------   -------   --------   -------     ------        ------        --------

BALANCE AT MARCH 31, 2001    16,707,073   $177   $113,300   $20,850   $(12,470)  $(1,563)    $1,030        $2,084        $123,408
                             ==========   ====   ========   =======   ========   =======     ======        ======        ========


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                           (000'S, EXCEPT SHARE DATA)

                                                                                 COMMON
                                                                                  STOCK                  ACCUMULATED
                                COMMON STOCK     ADDITIONAL                     HELD FOR    DEFERRED        OTHER          TOTAL
                               SHARES      PAR    PAID-IN   RETAINED   TREASURY  BENEFIT  COMPENSATION  COMPREHENSIVE  STOCKHOLDERS'
                             OUTSTANDING  VALUE   CAPITAL   EARNINGS    STOCK     PLANS    OBLIGATION      INCOME         EQUITY
                             -----------  -----   -------   --------    -----     -----    ----------      ------         ------
Balance at  January 1, 2000  15,884,273   $164   $ 98,926   $13,875   $ (6,464)  $(1,490)    $  748       $(9,348)       $ 96,411

Net income                                                    5,060                                                         5,060

Other comprehensive loss:
   Net unrealized securities
   loss arising during the
   period, net of taxes of $382                                                                              (531)           (531)
                                                                                                          -------        --------
   Other comprehensive loss                                                                                  (531)           (531)
                                                                                                                         --------
Total comprehensive income                                                                                                  4,529

Cash dividends:
   Common ($0.07 per share)                                  (1,091)                                                       (1,091)

Common stock options exercised
   and related tax benefit       26,420               183                                                                     183

Purchases of treasury stock    (155,554)                                (2,302)                                            (2,302)

Amortization of RRP awards                                                            10                                       10

ESOP shares committed to
   be released                                         27                             32                                       59

Deferred compensation obligation                                                     (62)        62                            --
                             ----------   ----   --------   -------   --------   -------     ------       -------        --------

BALANCE AT MARCH 31, 2000    15,755,139   $164   $ 99,136   $17,844   $ (8,766)  $(1,510)    $  810       $(9,879)       $ 97,799
                             ==========   ====   ========   =======   ========   =======     ======       =======        ========

See notes to condensed consolidated financial statements.

U.S.B HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the "Company"), Union State Bank (the "Bank") [including its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc, and TPNZ Preferred Funding Corporation ("TPNZ")], Union State Capital Trust I and Ad Con, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

2.       ACQUISITION OF LA JOLLA BANK BRANCHES

         On December 1, 2000, the Bank completed the acquisition of the Stamford, Connecticut, and Manhattan, New York City, branches of La Jolla Bank ("La Jolla"). The two branches acquired had approximately $108.6 million in deposits that were assumed by the Bank. The Bank paid a premium of $7.1 million for the deposits assumed, which was recorded as an intangible asset. The premium is being amortized on a straight-line basis over an eight year period, which is the estimated average life of the core deposits assumed in the transaction. The Bank also acquired premises and equipment for $0.2 million and certain other assets totaling $0.1 million, and leased the branch offices from a related party of La Jolla. La Jolla retained its loan portfolio and lending operations in the New York area. Upon completion of the transaction, both branches began operating as Bank branches.

3.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments (comprising of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001, and its operations, cash flows and changes in stockholders' equity for the three months ended March 31, 2001 and 2000. A summary of the Company's significant accounting policies is set forth in Note 4 to the consolidated financial statements included in the Company's 2000 Annual Report to Stockholders.

         The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices used within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities as of the dates of the condensed consolidated statements of condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

         Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of other real

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)

         estate acquired in connection with foreclosures ("OREO") or in satisfaction of loan receivables. In connection with the determination of the allowance for loan losses and OREO, management obtains independent appraisals for significant properties.

4.       RECLASSIFICATIONS

         Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

5.       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (collectively, "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and be measured at fair value. This statement requires that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits changes in fair value of derivatives to be either offset against the changes in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         The Company adopted SFAS No. 133 on January 1, 2001. The Company was not required to record a transition adjustment upon adoption of this statement because no derivative financial instruments were outstanding as of that date.

6. ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 140") replacing SFAS No. 125. SFAS No. 140 provides consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent guidelines for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers, servicing, or extinguishments occurring after March 31, 2001, except for certain provisions relating to the accounting and disclosure for secured borrowings and collateral for

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)


         which the effective date was December 15, 2000. The adoption of the effective provisions of this statement as of December 15, 2000 and the remaining provisions effective as of April 1, 2001 did not have a material impact on the Company's consolidated financial statements.

7.       EARNINGS PER COMMON SHARE ("EPS")

         The Company computes EPS based upon the provisions of SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders (net income after preferred stock dividend requirements) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity, reduced by common stock that could be repurchased by the Company with the assumed proceeds of such exercise or conversion. Diluted EPS is based on net income available to common stockholders divided by the weighted average number of common shares outstanding and common equivalent shares ("adjusted weighted average shares"). Stock options granted, but not yet exercised under the Company's stock option plans and restricted stock issued under the Company's recognition and retention stock plans but not yet vested, are considered common stock equivalents for Diluted EPS calculations.

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                               2001                 2000
                                                                                            -----------         -----------
                                                                                               (000's, except share data)
         NUMERATOR:
           Net income for basic and diluted earnings per
                 common share - net income available to
                 common stockholders                                                        $     5,071         $     5,060
                                                                                            ===========         ===========

         DENOMINATOR:
          Denominator for basic earnings per common share -
              weighted average shares                                                        16,549,499          16,570,436
          Effects of dilutive securities:
              Director and employee stock options                                               405,243             637,280
              Restricted stock not vested                                                         2,701               3,577
                                                                                            -----------         -----------
           Total effects of dilutive securities                                                 407,944             640,857
                                                                                            -----------         -----------
               Denominator for diluted earnings per common share -
               adjusted weighted average shares                                              16,957,443          17,211,293
                                                                                            ===========         ===========

         Basic earnings per common share                                                    $      0.31         $      0.31
                                                                                            ===========         ===========
         Diluted earnings per common share                                                  $      0.30         $      0.29
                                                                                            ===========         ===========

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)


8.       SECURITIES

         In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Company's investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the Consolidated Statements of Condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are shown in accumulated other comprehensive income.

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

         For the three month period ended March 31, 2001, the Company had gross gains and losses of $685,000 and $3,000, respectively, on sales of securities. The Company did not sell any securities in the three month period ended March 31, 2000.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)


        Upon adoption of SFAS No. 133 on January 1, 2001, the Company classified certain held to maturity securities with a carrying value and fair value of approximately $9.6 million to available for sale securities. There was no effect on accumulated other comprehensive income as a result of the reclassification.

        A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at March 31, 2001 and December 31, 2000 is as follows:



                                                                                    GROSS           GROSS         ESTIMATED
                                                                  AMORTIZED       UNREALIZED      UNREALIZED         FAIR
         MARCH 31, 2001:                                             COST           GAINS           LOSSES           VALUE
                                                                   --------        --------        --------        --------
                                                                                            (000'S)
         AVAILABLE FOR SALE:
         U.S. government agencies                                  $101,456        $  2,859        $     28        $104,287
         Mortgage-backed securities                                 382,779           2,026           1,377         383,428
         Obligations of states and
             political subdivisions                                   1,532              77              --           1,609
         Other                                                          361              30               4             387
                                                                   --------        --------        --------        --------
         TOTAL SECURITIES AVAILABLE FOR SALE                       $486,128        $  4,992        $  1,409        $489,711
                                                                   ========        ========        ========        ========

         HELD TO MATURITY:
         U.S. government agencies                                  $ 65,750        $     12        $     48        $ 65,714
         Mortgage-backed securities                                  34,765              --             720          34,045
         Obligations of states and
             political subdivisions                                  60,144           2,367               5          62,506
                                                                   --------        --------        --------        --------
         TOTAL SECURITIES HELD TO MATURITY                         $160,659        $  2,379        $    773        $162,265
                                                                   ========        ========        ========        ========

                                                                                    GROSS           GROSS         ESTIMATED
                                                                  AMORTIZED      UNREALIZED       UNREALIZED        FAIR
        DECEMBER 31, 2000:                                           COST           GAINS           LOSSES          VALUE
                                                                   --------        --------        --------        --------
                                                                                            (000'S)
         AVAILABLE FOR SALE:
         U.S. government agencies                                  $101,451        $  2,031        $    752        $102,730
         Mortgage-backed securities                                 322,712           1,097           1,845         321,964
         Obligations of states and
             political subdivisions                                   1,535              55              --           1,590
         Other                                                          564              75              14             625
                                                                   --------        --------        --------        --------
         TOTAL SECURITIES AVAILABLE FOR SALE                       $426,262        $  3,258        $  2,611        $426,909
                                                                   ========        ========        ========        ========

         HELD TO MATURITY:
         U.S. government agencies                                  $120,743        $      9        $  1,273        $119,479
         Mortgage-backed securities                                  44,358              50           1,081          43,327
         Obligations of states and
             political subdivisions                                  60,489           1,800               7          62,282
                                                                   --------        --------        --------        --------
         TOTAL SECURITIES HELD TO MATURITY                         $225,590        $  1,859        $  2,361        $225,088
                                                                   ========        ========        ========        ========

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)


9.       LOANS

         Nonaccrual loans were $19.4 million at March 31, 2001 and $19.7 million at December 31, 2000. Restructured loans were $0.2 million at both March 31, 2001 and December 31, 2000.

         Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At March 31, 2001, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

         At March 31, 2001, there are loans aggregating approximately $0.7 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

         At March 31, 2001 and December 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting for Impairment of a Loan" ("SFAS No. 114"), approximated $19.6 million and $19.7 million, respectively, of which $19.4 million and $19.5 million at March 31, 2001 and December 31, 2000, respectively, were in nonaccrual status. Where warranted, each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses related to impaired loans was $1.3 million and $1.4 million at March 31, 2001 and December 31, 2000, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2001 and year ended December 31, 2000 was approximately $19.0 million and $5.8 million, respectively. For the three months ended March 31, 2001 and 2000, interest income recognized by the Company on impaired loans was not material.

         Restructured loans in the amounts of $0.2 million for both March 31, 2001 and December 31, 2000, respectively, that are considered to be impaired due to a reduction in the contractual interest rate, are on accrual status because the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans as of March 31, 2001 is immaterial.

         At March 31, 2001, the Bank had $0.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett, which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court, the Bank has collected payments of $2.6 million, reducing the original balance of $3.3 million to $0.7 million. A total of $0.4 million was charged-off in 1999 and 1998, further reducing the recorded balance of the loans to $0.3 million as of March 31, 2001. The ruling by the Bankruptcy Court was appealed by the Trustee, and in November 2000, the District Court reaffirmed the lower Court ruling. The Trustee has appealed the decision further to the U.S. Circuit Court of Appeals for the Second Circuit. The Bennett loans are on nonaccrual status and a specific allocation is included in the allowance for loan losses of $0.3 million. In addition, the Trustee contends that the Bank received payments from Bennett under the theory of fraudulent conveyance. If the Trustee is successful, the Bank would be liable for loan payments aggregating $9.5 million received from Bennett for the six year period preceding the bankruptcy filing date of March

         1996. The Bankruptcy Court dismissed a significant portion of the Trustee's fraudulent conveyance claims. The Company believes, based on advice of legal counsel, that it will prevail with regard to the remaining fraudulent conveyance claims.

         On November 9, 2000, the Company reclassified a real estate construction loan in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. As a result of the impairment of this loan, $2.2 million was charged-off in the fourth quarter of 2000, reducing the loan balance to $17.5 million. During the first quarter of 2001, "protective advances" of $0.4 million were made in connection with payments of real estate taxes and common charges, which increased the loan balance to $17.9 million as of March 31, 2001. In addition, in accordance with SFAS No. 114, the Company has provided a specific allocation of the allowance for loan losses of $1.1 million for this loan as of March 31, 2001. The Bank is currently proceeding with a foreclosure action on 35 unsold condominium units, which collateralizes the loan, as well as other real estate that provides additional security for the loan. The loan is also personally guaranteed by the principals, and such guarantees will be pursued to recover any losses that may be incurred in connection with the loan. The personal guarantees have not been considered in determining the amount of the charge-off or allowance for loan losses applicable to the loan.

10.      BORROWINGS AND STOCKHOLDERS' EQUITY

         The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

         Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50.0 million from two primary investment firms under master security sale and repurchase agreements. There were no outstanding borrowings under these agreements at March 31, 2001. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At March 31, 2001 and December 31, 2000, the Bank had short-term repurchase agreements of $23,000 at an interest rate of 4.86 percent and $0.5 million at an interest rate of 6.02 percent, respectively. At March 31, 2001 and December 31, 2000, these borrowings were collateralized by securities with an aggregate amortized cost and estimated fair value of $24,000 and $0.5 million, respectively.

         Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with five financial institutions for a total of $48.0 million. At March 31, 2001 and December 31, 2000, the Bank had no federal funds purchased balances outstanding.

         Short-term FHLB advances are borrowings with original maturities between one and 365 days. At March 31, 2001 and December 31, 2000, the Bank had no such short-term FHLB advances outstanding.

         Additional information with respect to short-term borrowings as of and for the three months ended March 31, 2001 and 2000 is presented in the table below.


        SHORT-TERM BORROWINGS                  2001           2000
        ---------------------               --------------------------
                                            (000's except percentages)
         Balance at March 31                   $  23       $141,000
         Average balance outstanding             359        161,897
         Weighted-average interest rate
              As of March 31                    4.86%          5.97%
            Paid during period                  5.53           5.78


         The Bank had long-term borrowings, which have original maturities of over one year, of $225.0 million in securities sold under agreements to repurchase as of March 31, 2001 and December 31, 2000. At March 31, 2001 and December 31, 2000, these borrowings have an original term of ten years at interest rates between 4.52 percent and 6.08 percent that are callable on certain dates after an initial noncall period at the option of the counter party to the repurchase agreement. As of March 31, 2001 and December 31, 2000, these borrowings are collateralized by securities with an aggregate amortized cost of $251.7 million and $257.1 million and estimated fair value of $254.5 million and $254.8 million, respectively.

         At March 31, 2001 and December 31, 2000, long-term FHLB advances totaled $46.7 million and $17.7 million, respectively, at interest rates of between 4.55 percent and 6.72 percent and 5.12 percent to 6.72 percent for March 31, 2001 and December 31, 2000, respectively. At March 31, 2001, borrowings totaling $16.7 million are amortizing advances having scheduled payments and may not be repaid in full prior to maturity without penalty. Other borrowings totaling $30.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counter party to the advance. At March 31, 2001 and December 31, 2000, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $52.1 million and $19.8 million, respectively.

         A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at March 31, 2001, with comparative totals for December 31, 2000, is as follows:


                                                                 AFTER 1
                                                    WITHIN      BUT WITHIN       AFTER           2001            2000
         LONG-TERM DEBT                             1 YEAR        5 YEARS       5 YEARS          TOTAL           TOTAL
         ------------------------------------------------------------------------------------------------------------------
         Contractual Payment Date:                            (000's, except percentages)
         Total long-term debt                     $     3,259   $    11,636    $   256,823     $   271,718     $   242,730
         Weighted-average interest rate                  5.76%         5.62%          5.40%           5.41%           5.51%
         Expected Call Date:
         Total long-term debt                     $     3,259   $    41,636    $   226,823     $   271,718     $   242,730
         Weighted-average interest rate                  5.76%         4.85%          5.51%           5.41%           5.51%

         At March 31, 2001 and December 31, 2000, the Bank held 341,395 shares of capital stock of the FHLB with a carrying value of $34.1 million, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

         The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At March 31, 2001, the Bank could pay dividends of $24.1 million to the Company without having to obtain prior regulatory approval.

         On April 13, 2000, the Company's Board of Directors authorized a five percent common stock dividend, which was distributed on May 15, 2000 to stockholders of record as of May 1, 2000. The weighted average common shares outstanding and per common share amounts for the three months ended March 31, 2000 have been adjusted to reflect the five percent stock dividend.

         On September 27, 2000, the Company's Board of Directors authorized the repurchase of up to 300,000 common shares, or approximately 1.8%, of the Company's outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2001 as, in the opinion of management, market conditions may warrant. During the three month period ended March 31, 2001, the Company purchased 22,000 shares under the repurchase plan at an aggregate cost of approximately $263,000. The repurchased common shares will be held as treasury stock and will be available for general corporate purposes.

11.      COMMITMENTS AND CONTINGENCIES

         In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying condensed consolidated financial statements. At March 31, 2001, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines, approximated $316.7 million and outstanding letters of credit totaled $39.9 million. Such amounts represent the maximum risk of loss on these commitments.

         The Company, from time to time, enters into forward commitments to sell residential first mortgage loans to reduce market risk associated with originating and holding loans for sale. A risk associated with these commitments arises from the Company's potential inability to generate loans to fulfill the contracts. To control the risk associated with changes in interest rates, the Company may also use options to hedge loans closed and expected to close. No such contracts were outstanding at March 31, 2001 and December 31, 2000.

         Other commitments are described in Note 17 to the consolidated financial statements of the Company for the year ended December 31, 2000, which is included in the Company's 2000 Annual Report on Form 10-K.

         In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, based on advise from legal counsel, will have a material adverse effect on the Company's consolidated financial position or results of operations.

12.      SEGMENT INFORMATION

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

         General information required by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") is disclosed in the consolidated financial statements and accompanying notes. The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, northern New Jersey and southern Connecticut. For the three months ended March 31, 2001 and 2000, there is no customer that accounted for more than ten percent of the Company's revenue.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2001. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. ___ Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions, including changes in interest rates and the shape of the U.S. Treasury yield curve; changes in the credit quality of borrowers; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; increase in Federal and state income taxes and/or the Company's effective income tax rate; and the extent and timing of legislative and regulatory actions and reform, including the Gramm-Leach Bliley Act enacted in 1999.

The Company's forward-looking statements are only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

FINANCIAL CONDITION

At March 31, 2001, the Company had total assets of $1,871.9 million, a decrease of $14.4 million or 0.8 percent from December 31, 2000.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, of $684.5 million and $686.6 million at March 31, 2001 and December 31, 2000, respectively, consists of securities held to maturity at amortized cost of $160.7 million and $225.6 million, securities available for sale at estimated fair value totaling $489.7 million and $426.9 million, at March 31, 2001 and December 31, 2000, respectively, and FHLB stock of $34.1 million for both periods.

During the three months ended March 31, 2001, U.S. government agency obligations decreased $53.4 million due primarily to the redemption of $55.0 million in callable bonds, offset by a net increase in the estimated fair value of available for sale securities of $1.6 million. Mortgage-backed securities increased by $51.9 million primarily due to purchases totaling $204.2 million and a net increase in the estimated fair value of available for sale securities of $1.4 million, offset by sales of $140.6 million, principal paydowns of $12.8 million, and net premium amortizations of $0.3 million. Mortgage-backed securities purchased are fixed-rate securities totaling $149.7 million and having expected weighted-average lives of less than ten years at the time of purchase and adjustable rate securities totaling $54.5 million. The Bank's investment in obligations of states and political subdivisions, or municipal securities, decreased by $0.3 million primarily due to maturities of $1.3 million that were partially offset by purchases of $1.0 million during the three month period ended March 31, 2001. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities to other securities of comparable credit risk and maturity.

The Company currently has $0.4 million of holdings in corporate debt and equity securities. Medium-term corporate debt securities which are rated investment grade by nationally recognized credit

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)

rating organizations and equity investments of other publicly traded financial institutions will continue to be evaluated for investment in the future. The Company continues to exercise its conservative approach to investing by purchasing high credit quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities and through the averaging of investments in medium-term maturities.

At March 31, 2001, loans outstanding were $1,080.1 million, a net decrease of $6.7 million or 0.6 percent compared to December 31, 2000. The decline in outstanding loan balances reflects decreases of: $4.8 million in time unsecured loans; $3.9 million in residential mortgages; $1.0 million in commercial mortgages; $0.8 million in personal installment loans; $0.8 million in credit card loans; and $0.7 million in commercial installment loans; partially offset by increases in land, acquisition and construction loans of $3.6 million; time secured loans of $1.0 million; home equity loans of $0.3 million and other loan categories of $0.4 million. The Company had approximately $316.7 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.1 million or 1.0 percent to $11.4 million at March 31, 2001, from $11.3 million at December 31, 2000. The allowance for loan losses represents 1.06 percent of gross loans outstanding at March 31, 2001, compared to 1.04 percent at December 31, 2000. The allowance reflects a provision of $200,000 and net charge-offs of $92,000 recorded for the first quarter 2001.

Management believes that allowance for loan losses at March 31, 2001 appropriately reflects the risk elements inherent in the total loan portfolio at that time. In management's judgment, the allowance is considered adequate to absorb losses inherent in the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Total deposits decreased $51.3 million for the three month period ended March 31, 2001 to $1,438.2 million, which represents a 3.4 percent decrease from December 31, 2000. Demand deposits, NOW, money market and time deposits decreased $75.3 million, offset by an increase in savings deposits of $24.0 million. Demand accounts decreased $9.8 million due to normal fluctuations in these transaction type accounts. NOW and money market accounts decreased $11.2 million due to transfers of accounts to higher rate retail

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)


savings products, as well as a decrease in municipal NOW accounts of $3.8 million. Retail time deposits less than $100,000, and IRA and KEOGH time deposits increased $2.5 million and $1.4 million, respectively, and savings deposits increased $24.0 million, due to money transferred from lower yielding NOW and money market products, as well as due to attractive yields and safety of principal as compared to alternative investments. Both time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, and personal time deposits over $100,000 decreased $57.4 million and $0.8 million, respectively, during the three month period ended March 31, 2001. Depending on rate and term, the Bank utilizes municipal and large time deposits as an alternative to borrowed funds.

During the three months ended March 31, 2001, the Company increased the amount of outstanding short and long-term advances with the Federal Home Loan Bank of New York by $29.0 million and slightly decreased borrowings under repurchase agreements by $0.5 million, as the Bank replaced municipal time deposits with Federal Home Loan Bank borrowings at attractive rates with longer terms.

Stockholders' equity increased to $123.4 million at March 31, 2001 from the December 31, 2000 balance of $117.9 million, an increase of 4.7 percent. The increase primarily results from: $5.1 million of net income for the three month period ended March 31, 2001; $1.3 million of stock options exercised and the related tax benefit; an increase of $1.7 million in accumulated other comprehensive income; partially offset by common stock dividends paid of $1.3 million and treasury stock purchases of $1.3 million.

The Company's leverage ratio at March 31, 2001 was 7.15 percent, compared to
7.12 percent at December 31, 2000. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 11.63 percent and 12.62 percent at March 31, 2001, and 10.97 percent and 11.93 percent at December 31, 2000, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at March 31, 2001 and December 31, 2000.

RESULTS OF OPERATIONS

EARNINGS

The Company's net income of $5.1 million for the three month period ended March 31, 2001 was slightly higher than that for the comparable period in 2000. Basic and diluted earnings per common share were $0.31 and $0.30 for the three month period ended March 31, 2001, compared to $0.31 and $0.29 for the three month period ended March 31, 2000, respectively. The increase in diluted earnings per common share of 3.4% for the three month period ended March 31, 2001, compared to the prior year period, reflects lower adjusted weighted average shares due to the Company's stock repurchase program and a lower level of dilutive shares.

The increase in net income for the three month period ended March 31, 2001, compared to the prior year period, reflects higher non-interest income, a lower provision for loan losses, net security gains (compared to none in the 2000 period) and a lower effective

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)


income tax rate. This increase was partially offset by lower net interest income and higher non-interest expenses. A discussion of the factors impacting the changes in the various components of net income follows.

NET INTEREST INCOME

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three month period ended March 31, 2001, net interest income decreased 2.8 percent to $14.5 million from $14.9 million recorded for the three months ended March 31, 2000. Net interest income decreased in the current year period primarily due to decreases in the net interest spread and margin, partially offset by increases in average interest earning assets.

For the three months ended March 31, 2001, the net interest spread on a tax equivalent basis (yield on earning assets less cost of funds, including demand deposits) was 3.18 percent, compared to 3.64 percent. The net interest margin on a tax equivalent basis (net interest income on a tax equivalent basis divided by average interest earning assets) for the three month period ended March 31, 2001 was 3.34 percent compared to 3.78 percent for the same period in 2000. The decline in the net interest spread and margin reflects an increase in cost of funds which is a continuation from the higher rate environment of 2000, while yields on interest earning assets declined compared to the prior year, reflecting a 200 basis point reduction in short term interest rates by the Federal Reserve Board in the first quarter of 2001.

The decrease in yield on average interest earning assets on a tax equivalent basis from 7.84 percent for the three month period ended March 2000 to 7.79 percent for the same period in 2001 consisted primarily of a decrease in the yield on average net loans from 8.54 percent to 8.37 percent, and average federal funds sold from 5.66 percent to 5.49 percent. The decrease in yields resulting in a reduction of interest income was partially offset by volume increases on average interest earning assets of $172.9 million, or 10.7 percent, from $1,620.5 million to $1,793.4 million for the three month period ended March 31, 2001, as compared to the prior year period. The increase in volume was primarily from net increases in real estate secured land acquisition and construction loans, commercial mortgages, time secured loans, and investment in U.S. government agencies and mortgage-backed securities.

Yields on interest bearing liabilities increased during the three month period ended March 31, 2001, as compared to the same period in the prior year. The increase in yield on average interest bearing liabilities (including demand deposit accounts) from 4.20 percent for the three month period ended March 31, 2000 to 4.61 percent for the same period in 2001 resulted primarily from an increase in the yield on interest bearing deposits from 4.32 percent for the three month period ended March 31, 2000 to 4.98 percent for the three month period ended March 31, 2001. The increase in yield on interest bearing deposits is also partly due to higher yields on deposits assumed in December 2000 from the two La Jolla Bank branches. The assumed deposits with higher yields consisted primarily of time deposits and money market accounts.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)


The Company continues a leverage strategy of purchasing government securities funded by borrowings. Although the leverage strategy results in tighter net interest spreads, the strategy increases net interest income while managing interest rate risk. The Company has also taken advantage of opportunities during the first quarter of 2001 to restructure the "available for sale" security portfolio resulting in increased yields, while slightly increasing the weighted average life of the portfolio. The increased yields will partially offset a reduction in yield resulting from the repayment of higher yielding callable U.S. government agency securities, which were called during the first quarter of 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased $250,000 to $200,000 for the three month period ended March 31, 2001, compared to the same period in 2000. The decrease primarily reflects a decrease in loans of 0.6 percent as compared to an increase in the prior year period of 3.5 percent over the respective year end balances. During the three month period ended March 31, 2001, net charge-offs totaled $92,000, compared to net charge-offs of $40,000 for the three month period ended March 31, 2000. The net charge-offs primarily relate to commercial loans and credit card loans in 2001 and credit card loans in 2000. Nonaccrual loans were $19.4 million and $2.4 million, respectively, at March 31, 2001 and 2000, compared to $19.7 million at December 31, 2000. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment and industry, geographic and customer concentrations in the loan portfolio, and review of the historical loan loss experience. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In Management's judgment, the allowance for loan losses at March 31, 2001 reflects the risk elements inherent in the total loan portfolio and is considered adequate to absorb losses inherent in the portfolio at that time. The amount of the provision charged to income and changes in the allowance for loan losses reflects net charge-offs and losses incurred with respect to real estate, time and demand loans, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2001 increased by $775,000 (60.1 percent) to $2,064,000 as compared to the same period in 2000. The increase for

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)


the three month period ended March 31, 2001 reflects net securities gains of $682,000, higher letter of credit fees of $156,000, and higher credit card fee income of $24,000, partially offset by lower service charges on deposit accounts and other income.

NON-INTEREST EXPENSES

Non-interest expenses increased $651,000 (8.2 percent) to $8,592,000 for the three month period ended March 31, 2001 from the comparable period in 2000. The primary reason for this increase results from higher levels of salaries and benefits, occupancy and equipment expense, stationery and printing, amortization of intangibles, and other expenses necessary to expand and support increased business volume and balance sheet growth.

Salaries and employee benefits, the largest component of non-interest expenses, increased by $350,000, or 7.5 percent, during the three month period ended March 31, 2001 compared to the prior year period. The increase occurred due to additional personnel employed by the Company to accommodate the increases in deposits and loans and their related services, including the addition of personnel in connection with the acquisition of the two La Jolla Bank branches, merit increases, and increases in the cost of employee benefit programs such as retirement and stock plans, medical coverage, and tuition reimbursement.

Significant changes in the other components of non-interest expenses for the three month period ended March 31, 2001 compared to March 31, 2000, were due to the following:

         Increase of $65,000 (4.4%) in occupancy and equipment expense. This increase is primarily due to costs related to the La Jolla branches, including rental and depreciation expense, as well as higher maintenance expenses relating to the Company's branch and computer related equipment, and increased utility expenses due to added corporate space combined with higher gas and electric rates.

         Decrease of $33,000 (8.5%) in advertising and business development. The decrease reflects a reduction in deposit promotions during the first quarter of 2001 because of the addition of the La Jolla branch deposits, offset by an increase in business development efforts.

         Decrease of $87,000 (32.2%) in professional fees. The decrease relates to lower legal, auditing, and examination fees and a decrease in Director fees due to the retirement of one of the Company's Directors in the second quarter of 2000.

         Increase of $16,000 (6.5%) in communications expense. The increase relates to greater telephone usage as a result of increased employees, corporate office space and data lines usage and the new La Jolla branches.

         Increase of $33,000 (17.4%) in stationery and printing. The increase reflects an increase in office supplies and equipment necessary to support the continuing growth of the business volume, stationery and supplies necessary for new branches

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)


         opened/acquired in the second and fourth quarters of 2000, and a change in the structure of commissions received as a result of a change in the Bank's primary checkbook vendor in the second quarter of 2000.

         Increase of $10,000 (16.7%) in FDIC insurance. The increase is related to the higher level of total deposits in the first quarter of 2001 compared to the prior year period.

         Increase of $223,000 in amortization of intangibles. The increase is due to the amortization of the premium paid for the deposits assumed in the La Jolla Bank branch acquisition in December 2000.

         Increase of $74,000 (12.1%) in other expenses. The increase is primarily due to a lower allocation of other expenses to loan origination expenses, which is netted against deferred loan fees and consequently interest income, and an increase in courier fees due to added branch locations and customer deposit pick-ups.

INCOME TAXES

The effective income tax rates for the three month periods ended March 31, 2001 and 2000 were 34.4% and 35.0%. The lower effective tax rate for the three month period ended March 31, 2001 primarily reflects lower state income taxes.

U.S.B. HOLDING CO., INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk at December 31, 2000 were reported in the Company's 2000 Annual Report on Form 10-K. There have been no material changes in the Company's market risk exposures at March 31, 2001 compared to December 31, 2000. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not been party to any derivative financial instruments during the three months ended March 31, 2001.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at March 31, 2001 as compared to December 31, 2000. The Company's "Static Gap" at March 31, 2001 was a negative cumulative $187.0 million in the one year time frame compared to a negative cumulative $181.7 million at December 31, 2000. If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent three month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

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

(10)(a) Agreement of Employment dated as of November 16, 1998, and as amended November 8, 2000, between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2000 ("2000 Third Quarter 10-Q", Exhibit (10)(a)).

(10)(b) Agreement of Employment dated as of November 16, 1998, and as amended November 8, 2000, between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's 2000 Third Quarter 10-Q, Exhibit (10)(b)).

(10)(c) Agreement of Employment dated as of November 16, 1998, and as amended November 8, 2000, between the Company and the Bank and Steven T. Sabatini (incorporated herein by reference to Registrant's 2000 Third Quarter 10-Q, Exhibit (10)(c)).

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

(10)(o) Amendment No. 1 to the Employee Stock Option Plan (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on

Exhibit No.  Exhibit
-----------  -------

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

10)(aa) Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1

Exhibit No.  Exhibit
-----------  -------

             (file No. 33-94128), filed on June 30, 1995, as amended ("Tappan Zee Registration Statement"), Exhibit 10.7).

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

Exhibit No.  Exhibit
-----------  -------

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

(10)(mm) Asset Purchase and Account Assumption Agreement by and between Union State Bank and La Jolla Bank dated May 25, 2000 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 2000 Exhibit (10)(oo).

(11)         Computation of earnings per share.*

*Filed Herewith.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2001.


                            U.S.B. HOLDING CO., INC.



/s/ Thomas E. Hales                             /s/ Steven T. Sabatini
------------------------------------            --------------------------------
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