Form 10-Q
period 2001-06-30
USB HOLDING CO INC
filed 2001-08-14
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended June 30, 2001 Commission File No. 1-12811
                               -------------


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


                                    YES X NO
                                       ---  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                     OUTSTANDING AT AUGUST 4, 2001
              -------------------------------------------------------
         Common stock, par value                   16,731,404
             $0.01 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                       PAGE NO.
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED STATEMENTS OF
           CONDITION AS OF JUNE 30, 2001 AND
           DECEMBER 31, 2000 (UNAUDITED)                                   1

           CONDENSED CONSOLIDATED STATEMENTS OF
           INCOME FOR THE THREE MONTHS ENDED
           JUNE 30, 2001 AND 2000 (UNAUDITED).                             2

           CONDENSED CONSOLIDATED STATEMENTS OF
           INCOME FOR THE SIX MONTHS ENDED JUNE 30,
           2001 AND 2000 (UNAUDITED).                                      3

           CONDENSED CONSOLIDATED STATEMENTS OF
           CASH FLOWS FOR THE SIX MONTHS ENDED
           JUNE 30, 2001 AND 2000 (UNAUDITED).                             4

           CONDENSED CONSOLIDATED STATEMENTS OF
           CHANGES IN STOCKHOLDERS' EQUITY FOR THE
           SIX MONTHS ENDED JUNE 30, 2001 AND 2000
           (UNAUDITED).                                                    6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
           STATEMENTS (UNAUDITED).                                         8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                 20

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.                                              29

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS.                                                        30

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                               30

ITEM 1.  PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
----------------------------------------------------------

                                                                                   JUNE 30,            DECEMBER 31,
                                                                                     2001                  2000
                                                                                 -----------           ------------
                                                                                     (000's, EXCEPT SHARE DATA)
ASSETS
Cash and due from banks                                                          $    34,605           $    37,691
Federal funds sold                                                                    41,400                37,200
                                                                                 -----------           -----------
Cash and cash equivalents                                                             76,005                74,891
Interest bearing deposits in other banks                                                  30                    21
Securities:
    Available for sale (at estimated fair value)                                     498,600               426,909
    Held to maturity (estimated fair value of
       $220,670 in 2001 and $225,088 in 2000)                                        220,648               225,590
Loans, net of allowance for loan losses of
    $11,625 in 2001 and $11,338 in 2000                                            1,085,157             1,075,443
Premises and equipment, net                                                           11,899                11,999
Accrued interest receivable                                                           11,159                14,042
Other real estate owned (OREO)                                                            34                    34
Federal Home Loan Bank of New York stock                                              34,139                34,139
Other assets                                                                          18,034                23,197
                                                                                 -----------           -----------
TOTAL ASSETS                                                                     $ 1,955,705           $ 1,886,265
                                                                                 ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Non-interest bearing deposits                                                    $   197,929           $   189,417
Interest bearing deposits:
    NOW accounts                                                                      73,229                85,761
    Money market accounts                                                             74,324                69,924
    Savings deposits                                                                 423,204               380,539
    Time deposits                                                                    671,642               763,846
                                                                                 -----------           -----------
TOTAL DEPOSITS                                                                     1,440,328             1,489,487
Accrued interest payable                                                               6,331                 7,710
Accrued expenses and other liabilities                                                21,490                 7,815
Securities sold under agreements to repurchase                                       255,398               225,514
Federal Home Loan Bank of New York advances                                           85,920                17,730
                                                                                 -----------           -----------
TOTAL                                                                              1,809,467             1,748,256
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trust                                                   20,000                20,000
Minority interest-junior preferred stock of consolidated subsidiary                      132                   132
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; authorized shares 50,000,000;
     issued shares of 17,701,516 in 2001 and 17,464,455 in 2000                          177                   175
    Additional paid-in capital                                                       113,540               111,942
    Retained earnings                                                                 24,667                17,116
    Treasury stock at cost; 970,112 common shares in 2001 and
       873,344 in 2000                                                               (12,296)              (11,158)
    Common stock held for benefit plans                                               (1,593)               (1,431)
    Deferred compensation obligation                                                   1,102                   856
    Accumulated other comprehensive income                                               509                   377
                                                                                 -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                                           126,106               117,877
                                                                                 -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 1,955,705           $ 1,886,265
                                                                                 ===========           ===========



See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

                                                                                      THREE MONTHS ENDED
                                                                               JUNE 30,             JUNE 30,
                                                                                 2001                 2000
                                                                               -----------------------------
                                                                                 (000'S, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                                   $    21,532           $    21,732
Interest on federal funds sold                                                       497                   474
Interest and dividends on securities:
         Mortgage-backed securities                                                6,485                 6,487
         U.S. Treasury and government agencies                                     3,471                 3,557
         Obligations of states and political subdivisions                            822                   735
         Corporate and other                                                          13                     8
Interest on deposits in other banks                                                    3                     3
Dividends on Federal Home Loan Bank of New York stock                                571                   572
                                                                             -----------           -----------
TOTAL INTEREST INCOME                                                             33,394                33,568
                                                                             -----------           -----------

INTEREST EXPENSE:
Interest on deposits                                                              13,825                13,646
Interest on borrowings                                                             4,252                 4,317
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trust                                      488                   488
                                                                             -----------           -----------
TOTAL INTEREST EXPENSE                                                            18,565                18,451
                                                                             -----------           -----------

NET INTEREST INCOME                                                               14,829                15,117
Provision for loan losses                                                            220                   500
                                                                             -----------           -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               14,609                14,617
                                                                             -----------           -----------

NON-INTEREST INCOME:
Service charges and fees                                                             878                   842
Other income                                                                         427                   334
Gains (losses) on securities transactions - net                                      851                  (105)
                                                                             -----------           -----------
TOTAL NON-INTEREST INCOME                                                          2,156                 1,071
                                                                             -----------           -----------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                                     5,155                 4,697
Occupancy and equipment expense                                                    1,597                 1,444
Advertising and business development                                                 474                   559
Professional fees                                                                    236                   169
Communications                                                                       247                   259
Stationery and printing                                                              199                   159
FDIC insurance                                                                        71                    59
Amortization of intangibles                                                          226                     3
Other expenses                                                                       631                   621
                                                                             -----------           -----------
TOTAL NON-INTEREST EXPENSE                                                         8,836                 7,970
                                                                             -----------           -----------
Income before income taxes                                                         7,929                 7,718
Provision for income taxes                                                         2,762                 2,685
                                                                             -----------           -----------
NET INCOME                                                                   $     5,167           $     5,033
                                                                             ===========           ===========

BASIC EARNINGS PER COMMON SHARE                                              $      0.31           $      0.30
                                                                             ===========           ===========

DILUTED EARNINGS PER COMMON SHARE                                            $      0.30           $      0.29
                                                                             ===========           ===========



See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

                                                                              SIX MONTHS ENDED
                                                                        JUNE 30,              JUNE 30,
                                                                          2001                  2000
                                                                        --------              --------
                                                                          (000'S, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                              $ 43,933              $ 41,647
Interest on federal funds sold                                             1,104                   819
Interest and dividends on securities:
         Mortgage-backed securities                                       12,714                12,966
         U.S. Treasury and government agencies                             7,112                 6,816
         Obligations of states and political subdivisions                  1,632                 1,492
         Corporate and other                                                  21                    15
Interest on deposits in other banks                                            5                     5
Dividends on Federal Home Loan Bank of New York stock                      1,199                 1,145
                                                                        --------              --------
TOTAL INTEREST INCOME                                                     67,720                64,905
                                                                        --------              --------

INTEREST EXPENSE:
Interest on deposits                                                      29,639                24,725
Interest on borrowings                                                     7,812                 9,200
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trust                              976                   976
                                                                        --------              --------
TOTAL INTEREST EXPENSE                                                    38,427                34,901
                                                                        --------              --------

NET INTEREST INCOME                                                       29,293                30,004
Provision for loan losses                                                    420                   950
                                                                        --------              --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       28,873                29,054
                                                                        --------              --------

NON-INTEREST INCOME:
Service charges and fees                                                   1,716                 1,739
Other income                                                                 971                   726
Gains (losses) on securities transactions - net                            1,533                  (105)
                                                                        --------              --------
TOTAL NON-INTEREST INCOME                                                  4,220                 2,360
                                                                        --------              --------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                            10,201                 9,393
Occupancy and equipment expense                                            3,140                 2,922
Advertising and business development                                         828                   946
Professional fees                                                            419                   439
Communications                                                               509                   505
Stationery and printing                                                      422                   349
FDIC insurance                                                               141                   119
Amortization of intangibles                                                  452                     6
Other expenses                                                             1,316                 1,232
                                                                        --------              --------
TOTAL NON-INTEREST EXPENSE                                                17,428                15,911
                                                                        --------              --------
Income before income taxes                                                15,665                15,503
Provision for income taxes                                                 5,427                 5,410
                                                                        --------              --------
NET INCOME                                                              $ 10,238              $ 10,093
                                                                        ========              ========

BASIC EARNINGS PER COMMON SHARE                                         $   0.62              $   0.61
                                                                        ========              ========

DILUTED EARNINGS PER COMMON SHARE                                       $   0.60              $   0.59
                                                                        ========              ========


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                                                                      SIX MONTHS ENDED
                                                                                 JUNE 30,             JUNE 30,
                                                                                    2001                 2000
                                                                                 ---------            ---------
OPERATING ACTIVITIES                                                                         (000's)
Net income                                                                       $  10,238            $  10,093
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses                                                              420                  950
Depreciation and amortization                                                        1,420                  995
Amortization of premiums on securities - net                                           562                  484
Noncash benefit plan expense                                                           126                  134
Deferred income tax provision (benefit) - net                                        5,480                 (406)
(Gains) losses on securities transactions - net                                     (1,533)                 105
Losses on sale of loans                                                                 --                   13
Proceeds from sale of loans                                                             --                  352
Decrease (increase) in accrued interest receivable                                   2,883               (2,089)
(Decrease) increase in accrued interest payable                                     (1,379)                 535
Other - net                                                                            785               (1,530)
                                                                                 ---------            ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           19,002                9,636
                                                                                 ---------            ---------

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                               162,380               12,976
Proceeds from principal paydowns, redemptions and maturities of:
   Securities available for sale                                                    44,739               17,250
   Securities held to maturity                                                     106,432                5,930
Purchases of securities available for sale                                        (275,977)             (54,752)
Purchases of securities held to maturity                                           (91,099)             (16,168)
Net increase in interest bearing deposits in other banks                                (9)                (100)
Increase in loans outstanding                                                      (10,134)            (108,169)
Purchases of premises and equipment - net                                             (868)              (1,634)
                                                                                 ---------            ---------
NET CASH USED FOR INVESTING ACTIVITIES                                             (64,536)            (144,667)
                                                                                 ---------            ---------

FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                           43,045                9,748
Net (decrease) increase in time deposits, net of
   withdrawals and maturities                                                      (92,204)             243,640
Net decrease in securities sold under agreements
   to repurchase -  short-term                                                        (116)             (78,000)
Net decrease in Federal Home Loan Bank of New York
   advances - short-term                                                                --               (7,355)
Proceeds from securities sold under agreements to
   repurchase - long-term                                                           30,000                   --
Repayment of securities sold under agreements to
    repurchase - long-term                                                              --              (30,000)
Proceeds from Federal Home Loan Bank of New York
      advances - long-term                                                          70,000                   --
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                                            (1,810)              (1,927)
Cash dividends paid                                                                 (2,687)              (2,421)
Proceeds from redemption of junior preferred stock of
    consolidated subsidiary, net                                                        --                   (1)
Proceeds from issuance of common stock and related tax benefit of
      stock options                                                                  1,745                1,467
Purchases of treasury stock                                                         (1,325)              (3,413)
                                                                                 ---------            ---------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                                          46,648              131,738
                                                                                 ---------            ---------

         -Continued-

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)  (cont'd)
----------------------------------------------------------------------

                                                                                              SIX MONTHS ENDED
                                                                                          JUNE 30,           JUNE 30,
                                                                                            2001               2000
                                                                                          --------           --------
                                                                                                    (000's)

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                         $  1,114           $ (3,293)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              74,891             68,311
                                                                                          --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 76,005           $ 65,018
                                                                                          ========           ========

Supplemental Disclosures:
   Interest paid                                                                          $ 39,806           $ 34,366
                                                                                          --------           --------
   Income tax payments                                                                    $     90           $  6,877
                                                                                          --------           --------
   Transfer of held to maturity securities to available for sale securities               $  9,592           $     --
                                                                                          --------           --------
   Change in shares held in trust for deferred compensation                               $   (246)          $    (70)
                                                                                          --------           --------
   Change in deferred compensation obligation                                             $    246           $     70
                                                                                          --------           --------
   Change in accumulated other comprehensive income                                       $    132           $    706
                                                                                          --------           --------
   Purchase of securities not yet settled:
      Available for sale                                                                  $  2,032           $     --
                                                                                          --------           --------
      Held to maturity                                                                    $  9,994           $     --
                                                                                          --------           --------



See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                                (000'S, EXCEPT SHARE DATA)

                                         COMMON STOCK      ADDITIONAL                              COMMON STOCK        DEFERRED
                                         SHARES    PAR        PAID-IN    RETAINED     TREASURY         HELD FOR    CONPENSATION

Balance at January 1, 2001           16,591,111   $175       $111,942     $17,116     $(11,158)         $(1,431)         $  856

Net income                                                                 10,238

Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $629
   Reclassification adjustment of
      net gains for securities sold,
      net of taxes of $536

Other comprehensive income

Total comprehensive income

Cash dividends:
   Common $0.16 per share                                                  (2,676)
   Junior preferred stock                                                     (11)

Common stock options exercised
   and related tax benefit              251,761      2          1,556                      187

Purchases of treasury stock            (111,468)                                        (1,325)

Amortization of RRP awards                                                                                   18

ESOP shares committed to
   be released                                                     42                                        66

Deferred compensation obligation                                                                           (246)            246

                                     ----------   ----       --------     -------     --------          -------          ------
BALANCE AT JUNE 30, 2001             16,731,404   $177       $113,540     $24,667     $(12,296)         $(1,593)         $1,102
                                     ==========   ====       ========     =======     ========          =======          ======

                                       ACCUMULATED
                                            OTHER            TOTAL
                                     COMPREHENSIVE    STOCKHOLDERS'
Balance at January 1, 2001                  $ 377          $117,877

Net income                                                   10,238

Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $629             886               886
   Reclassification adjustment of
      net gains for securities sold,
      net of taxes of $536                   (754)             (754)
                                            -----          --------
Other comprehensive income                    132               132
                                                           --------
Total comprehensive income                                   10,370

Cash dividends:
   Common $0.16 per share                                    (2,676)
   Junior preferred stock                                       (11)

Common stock options exercised
   and related tax benefit                                    1,745

Purchases of treasury stock                                  (1,325)

Amortization of RRP awards                                       18

ESOP shares committed to
   be released                                                  108

Deferred compensation obligation                                 --

                                            -----          --------
BALANCE AT JUNE 30, 2001                    $ 509          $126,106
                                            =====          ========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                           (000'S, EXCEPT SHARE DATA)

                                         COMMON STOCK      ADDITIONAL                              COMMON STOCK        DEFERRED
                                         SHARES    PAR        PAID-IN    RETAINED     TREASURY         HELD FOR    CONPENSATION

Balance at January 1, 2000           15,884,273   $164       $ 98,926     $13,875      $(6,464)         $(1,490)           $748

Net income                                                                 10,093

Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $469
   Reclassification adjustment
     of net losses for securities
     sold, net of taxes of $39

   Other comprehensive income

Total comprehensive income

Cash dividends:
   Common $0.15 per share                                                  (2,403)
   Junior preferred stock                                                     (11)

Five percent stock dividend             819,975      8         11,274     (11,289)

Common stock options exercised
    and related tax benefit             240,934      2          1,465

Purchases of treasury stock            (273,301)                                        (3,413)

Amortization of RRP awards                                                                                   19

ESOP shares committed to
   be released                                                     50                                        65

Deferred compensation obligation                                                                            (70)             70

                                     ----------   ----       --------    --------      -------          -------            ----
Balance at June 30, 2000             16,671,881   $174       $111,715    $ 10,265      $(9,877)         $(1,476)           $818
                                     ==========   ====       ========    ========      =======          =======            ====

                                       ACCUMULATED
                                            OTHER            TOTAL
                                     COMPREHENSIVE    STOCKHOLDERS'
Balance at January 1, 2000                $(9,348)    $ 96,411

Net income                                              10,093

Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $469             652          652
   Reclassification adjustment
     of net losses for securities
     sold, net of taxes of $39                 54           54
                                          -------     --------
   Other comprehensive income                 706          706
                                                      --------
Total comprehensive income                              10,799

Cash dividends:
   Common $0.15 per share                               (2,403)
   Junior preferred stock                                  (11)

Five percent stock dividend                                 (7)

Common stock options exercised
    and related tax benefit                              1,467

Purchases of treasury stock                             (3,413)

Amortization of RRP awards                                  19

ESOP shares committed to
   be released                                             115

Deferred compensation obligation                            --

                                           -------     --------
Balance at June 30, 2000                   $(8,642)    $102,977
                                           =======     ========


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(UNAUDITED)
-----------

1.      PRINCIPLES OF CONSOLIDATION
        ---------------------------

        The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the "Company"), Union State Bank (the "Bank") [including its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc. and TPNZ Preferred Funding Corporation ("TPNZ")], Union State Capital Trust I and Ad Con, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

2.      ACQUISITION OF LA JOLLA BANK BRANCHES
        -------------------------------------

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

3.      BASIS OF PRESENTATION
        ---------------------

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and its operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows and changes in stockholders' equity for the six month periods ended June 30, 2001 and 2000. A summary of the Company's significant accounting policies is set forth in Note 4 to the consolidated financial statements included in the Company's 2000 Annual Report to Stockholders.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)
-------------------------------------------------------------------------

        Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of other real estate acquired in connection with foreclosures ("OREO") or in satisfaction of loan receivables. In connection with the determination of the allowance for loan losses and OREO, management obtains independent appraisals for significant properties.

4.      RECLASSIFICATIONS
        -----------------

        Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

5.      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
        ------------------------------------------------------------

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

        The Company adopted SFAS No. 133 on January 1, 2001. The Company was not required to record a transition adjustment upon adoption of this statement, or a fair value adjustment as of June 30, 2001, because no derivative financial instruments were outstanding as of these dates.

6.      ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND
        --------------------------------------------------------------
        EXTINGUISHMENTS OF LIABILITIES
        ------------------------------

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 140") replacing SFAS No. 125. SFAS No. 140 provides consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent guidelines for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers, servicing, or extinguishments occurring after March 31, 2001, except for certain provisions relating to the accounting and disclosure for secured borrowings and collateral for which the effective date was December 15, 2000. The adoption of the effective provisions of this statement as of December 15, 2000 and the remaining provisions effective as of April 1, 2001 did not have a material impact on the Company's consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)
-------------------------------------------------------------------------


7.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
        -----------------------------------------

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFA No. 141 will have a significant impact on its financial statements.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles as goodwill, the reassessment of useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing the impact of SFAS No. 142 on its financial statements.

8.      EARNINGS PER COMMON SHARE ("EPS")
        ---------------------------------

        The Company computes EPS based upon the provisions of SFAS No. 128, "Earning per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders (net income after preferred stock dividend requirements) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity, reduced by common stock that could be repurchased by the Company with the assumed proceeds of such exercise or conversion. Diluted EPS is based on net income available to common stockholders divided by the weighted average number of common shares outstanding and common equivalent shares ("adjusted weighted average shares"). Stock options granted, but not yet exercised under the Company's stock option plans and restricted stock issued under the Company's recognition and retention stock plans but not yet vested, are considered common stock equivalents for Diluted EPS calculations.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)
-------------------------------------------------------------------------


        The computations of basic and diluted earnings per common share for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       2001              2000               2001               2000
----------------------------------------------------------------------------------------------------------------------
NUMERATOR:                                                             (000'S, EXCEPT SHARE DATA)
 Net income                                       $     5,167        $     5,033        $    10,238        $    10,093
 Less preferred stock dividends                            11                 11                 11                 11
                                                  --------------------------------------------------------------------


  Net income for basic and diluted
     earnings per common share - net
     income available to common
     stockholders                                 $     5,156        $     5,022        $    10,227        $    10,082
                                                  ====================================================================

DENOMINATOR:
 Denominator for basic earnings
     per common share - weighted
     average shares                                16,663,118         16,516,349         16,606,623         16,543,393

 Effects of dilutive securities:
     Director and employee
        stock options                                 361,952            559,669            374,636            610,312
     Restricted stock not vested                        3,366              4,193              3,408              4,223
                                                  --------------------------------------------------------------------
  Total effects of dilutive securities                365,318            563,862            378,044            614,535
                                                  --------------------------------------------------------------------

 Denominator for diluted earnings
     per common share - adjusted
     weighted average shares                       17,028,436         17,080,211         16,984,667         17,157,928
                                                  ====================================================================

Basic earnings per common share                   $      0.31        $      0.30        $      0.62        $      0.61
                                                  ====================================================================
Diluted earnings per common share                 $      0.30        $      0.29        $      0.60        $      0.59
                                                  ====================================================================


U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)
-------------------------------------------------------------------------


9.      SECURITIES
        ----------

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(UNAUDITED) (cont'd)
-------------------


        For the three and six month periods ended June 30, 2001, there were gross gains on sales of securities of $851,000 and $1,536,000, respectively, and gross losses of $3,000 for the six month period. For both the three and six month periods ended June 30, 2000, there were gross losses of $105,000.

        Upon adoption of SFAS No. 133 on January 1, 2001, the Company classified certain held to maturity securities with a carrying value and fair value of approximately $9.6 million to available for sale securities. There was no effect on accumulated other comprehensive income as a result of the reclassification.

        A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at June 30, 2001 and December 31, 2000 is as follows:



        ===============================================================================================================
                                                                            GROSS              GROSS          ESTIMATED
                                                     AMORTIZED         UNREALIZED         UNREALIZED               FAIR
        JUNE 30, 2001:                                    COST              GAINS             LOSSES              VALUE
                                                     ------------------------------------------------------------------
        AVAILABLE FOR SALE:                                                       (000'S)
        U.S. government agencies                      $116,467           $  1,304           $    893           $116,878
        Mortgage-backed securities                     379,366              1,605              1,315            379,656
        Obligations of states and
          political subdivisions                         1,532                 77                 --              1,609
        Corporate and other                                361                 97                  1                457
                                                      --------           --------           --------           --------
        TOTAL SECURITIES AVAILABLE FOR SALE           $497,726           $  3,083           $  2,209           $498,600
                                                      ========           ========           ========           ========

        HELD TO MATURITY:
        U.S. government agencies                      $119,479           $     --           $  1,816           $117,663
        Mortgage-backed securities                      34,765                 --                437             34,328
        Obligations of states and
          political subdivisions                        66,404              2,329                 54             68,679
                                                      --------           --------           --------           --------
        TOTAL SECURITIES HELD TO MATURITY             $220,648           $  2,329           $  2,307           $220,670
                                                      ========           ========           ========           ========

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont'd)
-------------------------------------------------------------------------

                                                                                GROSS             GROSS         ESTIMATED
                                                          AMORTIZED        UNREALIZED        UNREALIZED              FAIR
        DECEMBER 31, 2000:                                     COST             GAINS            LOSSES             VALUE
                                                           --------          --------          --------          --------
        AVAILABLE FOR SALE:                                                            (000'S)
        U.S. government agencies                           $101,451          $  2,031          $    752          $102,730
        Mortgage-backed securities                          322,712             1,097             1,845           321,964
        Obligations of states and
            political subdivisions                            1,535                55                --             1,590
        Corporate and other                                     564                75                14               625
                                                           --------          --------          --------          --------
        TOTAL SECURITIES AVAILABLE FOR SALE                $426,262          $  3,258          $  2,611          $426,909
                                                           ========          ========          ========          ========

        HELD TO MATURITY:
        U.S. government agencies                           $120,743          $      9          $  1,273          $119,479
        Mortgage-backed securities                           44,358                50             1,081            43,327
        Obligations of states and
            political subdivisions                           60,489             1,800                 7            62,282
                                                           --------          --------          --------          --------
        TOTAL SECURITIES HELD TO MATURITY                  $225,590          $  1,859          $  2,361          $225,088
                                                           ========          ========          ========          ========


10.     LOANS

        Nonaccrual loans were $19.4 million at June 30, 2001 and $19.7 million at December 31, 2000. Restructured loans were $0.2 million at both June 30, 2001 and December 31, 2000.

        Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At June 30, 2001, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances. However, as further described below, in order to facilitate the completion of a real estate project for which the Bank has a construction loan in nonaccrual status, the Bank may lend additional funds to the borrower.

        At June 30, 2001, there are loans aggregating approximately $13,000, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

        At June 30, 2001 and December 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting for Impairment of a Loan" ("SFAS No. 114"), approximated $19.3 million and $19.7 million, respectively, of which $19.1 million and $19.5 million at June 30, 2001 and December 31, 2000, respectively, were in nonaccrual status. Where warranted, each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses related to impaired loans was $1.5 million and $1.4 million at June 30, 2001 and December 31, 2000, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2001 and year ended December 31, 2000 was approximately $19.4 million and $5.8 million, respectively. For the three and six months ended June 30, 2001 and 2000, interest income recognized by the Company on impaired loans was not material.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(UNAUDITED) (cont'd)
--------------------

        Restructured loans in the amounts of $0.2 million for both June 30, 2001 and December 31, 2000 that are considered to be impaired due to a reduction in the contractual interest rate, are on accrual status because the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans as of June 30, 2001 is immaterial.

        At June 30, 2001, the Bank had $0.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett Funding Group ("Bennett"), which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court, the Bank has collected payments of $2.6 million, reducing the original balance of $3.3 million to $0.7 million. A total of $0.4 million was charged-off in 1999 and 1998, further reducing the recorded balance of the loans to $0.3 million as of June 30, 2001. The ruling by the Bankruptcy Court was appealed by the Trustee, and in November 2000, the District Court reaffirmed the lower Court ruling. The Trustee has appealed the decision further to the U.S. Circuit Court of Appeals for the Second Circuit. The Bennett loans are on nonaccrual status and a specific allocation is included in the allowance for loan losses of $0.3 million. In addition, the Trustee contends that the Bank received payments from Bennett under the theory of fraudulent conveyance. If the Trustee is successful, the Bank would be liable for loan payments aggregating $9.5 million received from Bennett for the six year period preceding the bankruptcy filing date of March 1996. The Bankruptcy Court dismissed a significant portion of the Trustee's fraudulent conveyance claims. The Company believes, based on advice of legal counsel, that it will prevail with regard to the remaining fraudulent conveyance claims.

        On November 9, 2000, the Company reclassified a real estate construction loan in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. As a result of the impairment of this loan, $2.2 million was charged-off in the fourth quarter of 2000, reducing the loan balance to $17.5 million. During the six month period ended June 30, 2001, "protective advances" of $0.6 million were made in connection with payments of real estate taxes and common charges, which increased the recorded loan balance to $18.1 million as of June 30, 2001. In accordance with SFAS No. 114, the Company has provided a specific allocation of the allowance for loan losses of $1.3 million for this loan as of June 30, 2001. The Bank is currently proceeding with a foreclosure action on 35 unsold condominium units and other real estate, which collateralizes the loan. The loan is also personally guaranteed by the principals, and such guarantees will be pursued to recover any losses that may be incurred in connection with the loan. The personal guarantees have not been considered in determining the amount of the charge-off or allowance for loan losses applicable to this loan. The Bank may lend up to approximately $4.5 million to fund the completion of the project.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(UNAUDITED) (cont'd)
--------------------

11.     BORROWINGS AND STOCKHOLDERS' EQUITY

        The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

        Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50.0 million from two primary investment firms under master security sale and repurchase agreements. There were no outstanding borrowings under these agreements at June 30, 2001. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At June 30, 2001 and December 31, 2000, the Bank had short-term repurchase agreements of $0.4 million at an interest rate of 3.47 percent and $0.5 million at an interest rate of 6.02 percent, respectively. At both June 30, 2001 and December 31, 2000, these borrowings were collateralized by securities with an aggregate amortized cost and estimated fair value of $0.4 million and $0.5 million, respectively.

        Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with five financial institutions for a total of $48.0 million. At June 30, 2001 and December 31, 2000, the Bank had no federal funds purchased balances outstanding.

        Short-term FHLB advances are borrowings with original maturities between one and 365 days. At June 30, 2001 and December 31, 2000, the Bank had no such short-term FHLB advances outstanding.

        Additional information with respect to short-term borrowings as of and for the six months ended June 30, 2001 and 2000 is presented in the table below.

        --------------------------------------------------------------
        SHORT-TERM BORROWINGS                    2001         2000
        --------------------------------------------------------------
                                           (000's, except percentages)
        Balance at June 30                    $  398   $  92,000
        Average balance outstanding            4,889     142,492
        Weighted-average interest rate
             As of June 30                      3.47%       6.64%
             Paid during period                 5.44        5.96
        ==============================================================


        The Bank had long-term borrowings, which have original maturities of over one year, of $255.0 million and $225.0 million in securities sold under agreements to repurchase as of June 30, 2001 and December 31, 2000, respectively. At June 30, 2001 and December 31, 2000, these borrowings have an original term of ten years at interest rates between
        4.33 percent and 6.08 percent and 4.52 percent and 6.08 percent, respectively, that are callable on certain dates after an initial noncall period at the option of the counter party to the repurchase agreement. As of June 30, 2001 and December 31, 2000, these borrowings are collateralized by securities with an aggregate amortized cost of $280.0 million and $257.1 million and estimated fair value of $278.7 million and $254.8 million, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(UNAUDITED) (cont'd)
--------------------


        At June 30, 2001 and December 31, 2000, long-term FHLB advances totaled $85.9 million and $17.7 million, respectively, at interest rates of between 4.55 percent and 6.72 percent and 5.12 percent to 6.72 percent for June 30, 2001 and December 31, 2000, respectively. At June 30, 2001, borrowings totaling $15.9 million are amortizing advances having scheduled payments and may not be repaid in full prior to maturity without penalty. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counter party to the advance. At June 30, 2001 and December 31, 2000, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $96.1 million and $19.8 million, respectively.

        A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at June 30, 2001, with comparative totals for December 31, 2000, is as follows:

                                                       AFTER 1
                                     WITHIN           BUT WITHIN          AFTER       2001           2000
LONG-TERM DEBT                       1 YEAR             5 YEARS          5 YEARS      TOTAL         TOTAL
------------------------------------------------------------------------------------------------------------------
Contractual Payment Date:                            (000's, except percentages)
Total long-term debt                $  3,306          $  30,796        $306,818      $340,920      $242,730
Weighted-average interest rate          5.76%              4.93%           5.29%         5.26%         5.51%
==================================================================================================================
Expected Call Date:
Total long-term debt                $ 13,306          $  40,796        $286,818      $340,920      $242,730
Weighted-average interest rate          5.53%              4.86%           5.31%         5.26%         5.51%
==================================================================================================================


        At June 30, 2001 and December 31, 2000, the Bank held 341,395 shares of capital stock of the FHLB with a carrying value of $34.1 million, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(UNAUDITED) (cont'd)
--------------------



        The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At June 30, 2001, the Bank could pay dividends of $29.7 million to the Company without having to obtain prior regulatory approval.


        On September 27, 2000, the Company's Board of Directors authorized the repurchase of up to 300,000 common shares, or approximately 1.8%, of the Company's outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2001 as, in the opinion of management, market conditions may warrant. During the six month period ended June 30, 2001, the Company purchased 23,100 shares under the repurchase plan at an aggregate cost of approximately $276,000. The repurchased common shares will be held as treasury stock and will be available for general corporate purposes.

12.     COMMITMENTS AND CONTINGENCIES
        -----------------------------

        In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2001, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines, approximated $381.5 million and outstanding letters of credit totaled $38.3 million. Such amounts represent the maximum risk of loss on these commitments.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(UNAUDITED) (cont'd)
--------------------


        Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.



        General information required by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") is disclosed in the consolidated financial statements and accompanying notes. The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, northern New Jersey and southern Connecticut. For the three and six months ended June 30, 2001 and 2000, there is no customer that accounted for more than ten percent of the Company's revenue.

14.     SUBSEQUENT EVENT

        CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST:

        On July 31, 2001, the Company completed its second issuance of trust capital securities (the "Capital Securities") that raised $20 million of regulatory capital (approximately $19.3 million net proceeds after issuance costs). The Company previously issued $20 million of 9.58 percent trust capital securities in 1997. The aggregate amount of trust capital securities issued by the Company totals $40 million at July 31, 2001.

        The Capital Securities issued on July 31, 2001 will pay interest on a floating rate basis, based on the three month LIBOR rate plus 358 basis points, with the initial rate set at 7.29 percent. The Capital Securities, which are due July 31, 2031 were issued by Union State Statutory Trust II, a Connecticut business trust (the "Trust"), that was formed by the Company solely to issue the Capital Securities and related common stock, and the Trust advanced the proceeds to the Company by purchasing $20,619,000 principal amount of junior subordinated debt of the Company. The Capital Securities may not be redeemed, except under limited circumstances, until 2006, and thereafter at a premium which reduces over a five year period. The Company may also reduce outstanding Capital Securities through open market purchases. Dividends will be paid quarterly in October, January, April and July.

        Capital Securities qualify as Tier I or core capital for the Company under the Federal Reserve Board's risk based capital guidelines to the extent such securities equal 25 percent or less of Tier I Capital. Amounts in excess of the foregoing amount will qualify as Tier II or Total Capital. At July 31, 2001, all Capital Securities of the Company qualify as Tier I Capital. The proceeds from the sale of the Capital Securities will be used for general corporate purposes, including additional capital contributions to the Bank. Payments on the junior subordinated debt, which are in turn passed through the Trust to the Capital Securities holders, will be serviced through existing liquidity and cash flow sources of the Company. The Company is permitted to deduct interest payments on the Capital Securities under current Federal tax law.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(UNAUDITED) (cont'd)
--------------------

        As long as no default has occurred and is continuing, the Company has the right under the junior subordinated indenture to defer the payment of interest at any time or from time to time for a period not exceeding 20 consecutive quarterly periods for any one extension (each such period an "Extension Period"); provided, however, that no Extension Period may extend beyond the stated maturity of the junior subordinated debt securities. During any Extension Period, the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company's capital stock (which includes common and preferred stock), (ii) make any payment of principal, interest or premium, if any, on, or repay, repurchase or redeem any debt securities of the Company that rank equal with or junior in interest to the junior subordinated debt securities, or (iii) make any guarantee payments with respect to any guarantee by the Company of the debt securities of any subsidiary of the Company if such guarantee ranks equal with or junior in interest to the junior subordinated debt securities, in each case subject to certain exceptions.

        Pursuant to the terms of the documents governing the Company's junior subordinated debt and the Capital Securities of the Trust, if the Company is in default under such securities, the Company is prohibited from repurchasing or making distributions, including dividends, on or with respect to its common or preferred stock and from making payments on any debt or guarantees which rank equal or junior to such securities.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(UNAUDITED) (cont'd)
--------------------


ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATION
        ------------

FORWARD-LOOKING STATEMENTS
--------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2001. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions, including changes in interest rates and the shape of the U.S. Treasury and other yield curves; changes in the credit quality of borrowers; the extent and timing of actions of the Federal Reserve Board and other regulatory agencies; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; increase in Federal and state income taxes and/or the Company's effective income tax rate; and the extent and timing of legislative and regulatory actions and reform, including the Gramm-Leach Bliley act.

The Company's forward-looking statements are only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

FINANCIAL CONDITION
-------------------

At June 30, 2001, the Company had total assets of $1,955.7 million, an increase of $69.4 million or 3.7 percent from December 31, 2000.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, of $753.4 million and $686.6 million at June 30, 2001 and December 31, 2000, respectively, consists of securities held to maturity at amortized cost of $220.6 million and $225.6 million, securities available for sale at estimated fair value totaling $498.6 million and $426.9 million at June 30, 2001 and December 31, 2000, respectively, and FHLB stock of $34.1 million at both June 30, 2001 and December 31, 2000.

During the six months ended June 30, 2001, U.S. Treasury and government agencies increased $12.9 million due primarily to purchases of $135.0 million in callable bonds and $9.0 million in discount notes, partially offset by sales of $20.0 million in callable bonds, redemptions and maturities of $110.2 million, and a net decrease in the estimated fair value of available for sale securities of $0.9 million. Mortgage-backed securities increased by $48.1 million primarily due to purchases totaling $224.1 million, and a net increase in the estimated

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(UNAUDITED) (cont'd)
--------------------


fair value of available for sale securities of $1.0 million, partially offset by sales of $140.7 million, principal paydowns of $35.7 million and net premium amortization of $0.6 million. Mortgage-backed securities purchased have fixed or variable interest rates. The fixed-rate securities have expected weighted-average lives of less than ten years at the time of purchase. The Bank's investment in obligations of states and political subdivisions, or municipal securities, increased by $5.9 million principally due to purchases of $11.1 million that were partially offset by maturities of $5.2 million during the six month period ended June 30, 2001. Municipal securities are considered core investments which are high yielding on a tax equivalent basis and have diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yield of such securities to other securities of comparable credit risk and maturity. The Company currently has $0.5 million of holdings in equity securities. Equity investments of other publicly traded financial institutions and medium-term corporate debt securities which are rated investment grade by nationally recognized credit

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------

rating organizations will continue to be evaluated for investment in the future. The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities and through the averaging of investments in medium-term maturities.

At June 30, 2001, loans outstanding were $1,096.8 million, a net increase of $10.0 million or 0.9 percent over December 31, 2000. The primary increases of outstanding loan balances were $20.6 million in commercial mortgages, $8.3 million in residential mortgages, $1.9 million in home equity mortgages, $1.7 million in time secured loans, and $0.7 million in other loan categories, partially offset by reductions in land acquisition and construction loans of $17.7 million, time unsecured loans of $2.1 million, personal installment loans of $1.8 million, credit card loans of $0.7 million and other loan categories of $0.9 million. The Company had approximately $381.5 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.3 million or 2.5 percent to $11.6 million at June 30, 2001, from $11.3 million at December 31, 2000. The allowance for loan losses represents 1.06 percent of gross loans outstanding at June 30, 2001, compared to 1.04 percent at December 31, 2000. The allowance reflects a provision of $420,000 and net charge-offs of $133,000 recorded for the six months ended June 30, 2001.

Management believes that allowance for loan losses at June 30, 2001 reflects the risk elements inherent in the total loan portfolio at that time. In management's judgment, the allowance is considered adequate to absorb losses inherent in the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Total deposits decreased $49.2 million for the six month period ended June 30, 2001 to $1,440.3 million, which represents a 3.3 percent decrease from December 31, 2000. The decrease, as described further below, primarily results from a decrease in municipal time deposits of $96.7 million, which are used in conjunction with liquidity management. Excluding municipal time deposits, deposits increased $47.5 million, or 3.2 percent. Money market and demand deposits increased $4.4 million and $8.5 million due to the Bank's focus on attracting low rate deposits, while retail time deposits less than $100,000 and NOW accounts decreased $1.5 million and $12.6 million, respectively. IRA and KEOGH time deposits, retail time deposits over $100,000 and savings deposits increased $3.5 million, $2.5 million and $42.7 million, respectively, primarily due to customers transferring balances into higher yielding accounts. As noted above, time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days decreased $96.7 million during the six month period ended June 30, 2001. Depending on rate and term, the Bank utilizes municipal and large time deposits as an alternative to borrowed funds.

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------

During the six months ended June 30, 2001, the Company increased the amount of outstanding short and long-term advances with the Federal Home Loan Bank of New York by $68.2 million and increased borrowings under repurchase agreements by $29.9 million, as the Bank replaced municipal time deposits greater than $100,000 with Federal Home Loan Bank borrowings at attractive rates with longer terms.

Stockholders' equity increased to $126.1 million at June 30, 2001 from the December 31, 2000 balance of $117.9 million, an increase of 7.0 percent. The increase primarily results from: $10.2 million of net income for the six month period ended June 30, 2001; $1.8 million of stock options exercised and the related tax benefit; an increase of $0.1 million in accumulated other comprehensive income; and an increase of $0.1 million in other stockholders' equity categories; partially offset by common stock dividends paid of $2.7 million and treasury stock purchases of $1.3 million.

The Company's leverage ratio at June 30, 2001 was 7.24 percent, compared to 7.12 percent at December 31, 2000. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 11.52 percent and 12.49 percent at June 30, 2001, and 10.97 percent and 11.93 percent at December 31, 2000, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at June 30, 2001 and December 31, 2000.

On July 31, 2001, the Company raised $20 million of additional regulatory capital through its issuance of Capital Securities. This capital qualifies for Tier I or core capital for regulatory purposes and also provides additional liquidity (See Note 14 to the Notes to Condensed Consolidated Financial Statements (Unaudited)).

RESULTS OF OPERATIONS
---------------------

EARNINGS
--------

Net income for the three and six month periods ended June 30, 2001 was $5.2 million and $10.2 million compared to $5.0 million and $10.1 million for the three and six month periods ended June 30, 2000, an increase of 2.7 percent and
1.4 percent, respectively. Diluted earnings per common share were $0.30 and $0.60 for the three and six month periods ended June 30, 2001, compared to $0.29 and $0.59 for the three and six month periods ended June 30, 2000, increases of
3.4 percent and 1.7 percent, respectively. The increase in net income for the three and six month periods ended June 30, 2001, compared to the prior year periods, reflects a lower provision for loan losses, higher non-interest income, and net security gains, as compared to a net security loss in the prior year period. These increases to net income were partially offset by lower net interest income and higher non-interest expenses.

A discussion of the factors impacting the changes in the various components of net income follows.

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------


NET INTEREST INCOME
-------------------

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and six month periods ended June 30, 2001, net interest income decreased 1.9 percent and 2.4 percent to $14.8 million and $29.3 million from $15.1 million and $30.0 million for the three and six month periods ended June 30, 2000, respectively. Net interest income decreased in the current periods primarily due to decreases in the net interest spread and margin, partially offset by increases in average interest earning assets.

For the three and six months ended June 30, 2001, the net interest spread on a tax equivalent basis (yield on earning assets less cost of funds, including demand deposits) was 3.14 percent and 3.18 percent, as compared to 3.53 percent and 3.58 percent for the prior year periods, respectively. The net interest margin on a tax equivalent basis (net interest income on a tax equivalent basis divided by average interest earning assets) for both the three and six months ended June 30, 2001 was 3.33 percent, as compared to 3.67 percent and 3.72 percent for the prior periods, respectively. The decline in the net interest spread and margin reflects a decline in yields on interest earning assets compared to the prior year, which reflects the 275 basis point reduction in short-term interest rates by the Federal Reserve Board during the first six months of 2001, while the rates on interest bearing liabilities did not decline to the same extent, primarily as a result of certificate of deposits and other accounts which were impacted by the higher rate environment in 2000 and have not yet repriced, as well as the assumption of higher rate deposits from La Jolla Bank in December 2000.

Yields on interest earning assets on a tax equivalent basis decreased from 8.02 percent and 7.93 percent for the three and six month periods ended June 30, 2000 to 7.29 percent and 7.56 percent for the three and six month period ended June 30, 2001, respectively. The decreases for both the three and six month periods ended June 30, 2001, as compared to the prior year periods, consisted of a decrease in the yield on average net loans from 8.74 percent to 7.92 percent and from 8.64 percent to 8.14 percent, a decrease in the yield on investments from
6.77 percent to 6.37 percent and from 6.72 percent to 6.54 percent, and a decrease in the yield on federal funds sold from 6.24 percent to 4.29 percent and from 5.98 percent to 4.88 percent, respectively.

The decrease in interest income due to the decrease in yields on interest earning assets was partially offset by an increase in average balances. Average balances of net loans, investments and federal funds sold for the three and six month periods ended June 30, 2001, as compared to the prior year periods increased $91.9 million (9.3 percent) and $117.1 million (12.1 percent), $42.4 million (6.3 percent) and $26.0 million (3.9 percent), and $15.5 million (51.6 percent) and $17.8 million (65.1 percent), respectively. Total earning assets for the three and six month periods ended June 30, 2001 increased $149.8 million (8.8 percent) and $160.9 million (9.7 percent), as compared to the prior year periods, respectively.

Yields on interest bearing liabilities decreased during the three month period ended June 30, 2001, and increased slightly for the six months ended June 30, 2001, as compared to

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------


the prior year periods. The decrease in yield on interest bearing liabilities (including demand deposits) from 4.49 percent to 4.15 percent for the three months ended June 30, 2001, as compared to the 2000 period, was primarily due to a decrease in yield on interest bearing deposits from 4.75 percent to 4.40 percent during a period of declining rates. The decrease in yield on interest bearing deposits for the three month period ended June 30, 2001 is also due to the repricing to lower current market rates of higher yielding deposits assumed in December 2000 from the two La Jolla branches acquired. The decrease in interest expense due to the decrease in yields on interest bearing liabilities was partially offset by an increase in average interest bearing liabilities of $145.6 million (8.9 percent) for the three month period ended June 30, 2001, as compared to the prior year period. The increase in interest bearing liabilities primarily consists of an increase in average total deposits of $126.9 million (9.6 percent).

The repricing of deposits has had less of an effect on the yield on interest bearing liabilities for the six month period ended June 30, 2001. The yield on interest bearing liabilities increased from 4.35 percent to 4.38 percent for the six month period ended June 30, 2001, as compared to the prior year period. The increase in yield was primarily due to an increase in yield on total deposits from 3.93 percent for the June 30, 2000 period to 4.08 percent for the current period. The increase reflects the impact of the high rate environment in 2000 on certificates of deposits and other accounts that have not yet repriced, as well as the assumption of La Jolla deposits discussed above.

The Company's leverage strategy of purchasing government securities funded by borrowings also impacts net interest income and net interest margins. Although the leverage strategy results in tighter spreads, the strategy increases net interest income while managing interest rate risk.

The Company has taken advantage of opportunities to restructure the investment portfolio during the first half of 2001, which will impact net interest income. Sales and subsequent repurchases of certain securities were transacted as opportunities became available to restructure the "available for sale" security portfolio resulting in increased yields in certain cases, while slightly increasing the weighted average life of the portfolio, and simultaneously generating net security gains of $1,533,000 (approximately $900,000 after tax). Increased yields occurred in over 85 percent of the sales transactions, which partially offset a reduction in the overall portfolio yield resulting from the repayment of higher yielding callable U.S. government agency securities (which were called during the first six months of 2001) and decreased interest rates in floating rate securities. The proceeds from the called securities were invested in floating rate securities to manage interest rate risk, as well as other callable agency securities.


PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses decreased $280,000 to $220,000 and $530,000 to $420,000 for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. During the three and six month periods ended June 30, 2001, net

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------

charge-offs totaled $41,000 and $133,000, compared to net charge-offs of $139,000 and $179,000 for the three month and six month periods ended June 30, 2000, respectively. The net charge-offs in the three and six month periods ended June 30, 2001 and 2000 primarily relate to real estate and credit card loans. Nonaccrual loans were $19.4 million and $1.6 million at June 30, 2001 and 2000, respectively, compared to $19.7 million at December 31, 2000. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment and industry, geographic and customer concentrations in the loan portfolio, and review of the historical loan loss experience. Management takes a prudent and cautious position in evaluating various business and economic conditions in relation to the Company's loan portfolio. In Management's judgment, the allowance for loan losses at June 30, 2001 reflects the risk elements inherent in the total loan portfolio and is considered adequate to absorb losses inherent in the portfolio at that time. The amount of the provision charged to income and changes in the allowance for loan losses reflects the growth of the loan portfolio, net charge-offs and losses incurred, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

NON-INTEREST INCOME
-------------------

Non-interest income for the three and six month periods ended June 30, 2001 increased by $1,085,000 (101.3 percent) to $2,156,000, and increased $1,860,000
(78.8 percent) to $4,220,000 compared to the same periods in 2000, respectively. The increase for the three and six month periods ended June 30, 2001 primarily reflects net gains on security sales of $851,000 and $1,533,000, respectively, as compared to net losses of $105,000 for both periods in 2000. The increase for the three month period also reflects an increase in service charges and fees of $36,000, U.S.B. Financial Services, Inc. revenue of $25,000 and other fee income. The increase for the six month period reflects an increase in letter of credit fees of $167,000, wire transfer fees of $27,000, and other fee income, partially offset by a decrease in service charges and fees of $24,000. The other income increases primarily reflects higher credit card fee income and commissions on ancillary products.

NON-INTEREST EXPENSE
--------------------

Non-interest expense increased $866,000 (10.9 percent) to $8,836,000 and $1,517,000 (9.5 percent) to $17,428,000 for the three and six month periods ended June 30, 2001

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------

from the comparable periods in 2000, respectively. The primary reason for these increases results from higher levels of salaries and benefits, occupancy and equipment expense, stationery and printing expense and other expense categories related to the La Jolla branch acquisition, as well as increases in expenses necessary to expand and support increased business volume and balance sheet growth. These increases were partially offset by a decrease in advertising and business development expense.

Salaries and employee benefits, the largest component of non-interest expense, increased by $458,000, or 9.8 percent and $808,000 or 8.6 percent during the three and six month periods ended June 30, 2001 compared to the prior year periods. The increase occurred due to additional personnel employed by the Company primarily from the acquisition of the two La Jolla branches in December 2000. In addition, salaries and employee benefits increased because of additional expenses related to the cost of employee benefit programs such as retirement and stock plans, medical coverage, and tuition reimbursement. Increases in salaries and employee benefits expense were partially offset by an increase in the deferral of FASB No. 91 loan allocation expenses of $58,000 and $98,000 for the three and six month periods ended June 30, 2001, respectively, as compared to prior year periods.

Significant changes in the other components of non-interest expense for the three and six month periods ended June 30, 2001 compared to the prior year periods, were due to the following:

        Increase of $153,000 (10.6 percent) and $218,000 (7.5 percent) in occupancy and equipment expense. This increase is primarily due to an increase in rent, building maintenance and utilities expense for the two additional locations in New York City and Stamford, Connecticut, and higher equipment maintenance and repair expenses relating to the Company's other facilities and computer related equipment.

        Decrease of $85,000 (15.2 percent) and $118,000 (12.5 percent) in advertising and business development. The decrease reflects less emphasis on marketing programs in the 2001 periods as compared to aggressive advertising programs in 2000 to attract retail deposits during a period of higher loan growth.

        Increase of $67,000 (39.6 percent) and decrease of $20,000 (4.6 percent) in professional fees. The increase for the three month period reflects additional legal fees with respect to foreclosure and other litigation costs related to a nonaccrual real estate construction loan. The decrease for the six month period primarily reflects lower examination fees for 2001, partially offset by an increase in the foreclosure and collection litigation costs referred to above.

        Decrease of $12,000 (4.6 percent) and increase of $4,000 (0.8 percent) in communications expense. The decrease for the three month period relates to closer management control of such expenses. The increase for the six month period relates to additional mailings of privacy brochures in June 2001.

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------


        Increase of $40,000 (25.2 percent) and $73,000 (20.9 percent) in stationery and printing. The increase primarily reflects an increase in office supplies and equipment necessary to support the two new locations in New York City and Stamford, Connecticut.

        Increase of $12,000 (20.3 percent) and $22,000 (18.5 percent) in FDIC insurance. The increase is related to the higher level of insured deposits during the first half of 2001 compared to the prior year periods.

        The increase in amortization of intangibles to $226,000 and $452,000 for the three and six month periods ended June 30, 2001 compared to $3,000 and $6,000 for the prior year periods, respectively, reflects the amortization of intangible assets resulting from the La Jolla deposit acquisition.

        Increase of $10,000 (1.6 percent) and increase of $84,000 (6.8 percent) in other expenses. The increases are primarily due to increased courier fees for the two additional branch locations and Internet set-up fees at the corporate headquarters, partially offset by the reduction in credit card vendor reserves and a reduction in insurance expense.

INCOME TAXES
------------

The effective income tax rates for the three and six month periods ended June 30, 2001 were 34.8 percent and 34.6 percent, respectively, compared to 34.8 percent and 34.9 percent, respectively, for the prior periods in 2000. The lower effective tax rate for the six month period ended June 30, 2001 primarily reflects lower state income taxes.

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK
        -----------------------------------------------------------

Quantitative and qualitative disclosures about market risk at December 31, 2000 were reported in the Company's 2000 Annual Report on Form 10-K. There have been no material changes in the Company's market risk exposures at June 30, 2001 compared to December 31, 2000. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not entered into any derivative financial instruments during the six months ended June 30, 2001.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at June 30, 2001 as compared to December 31, 2000. The Company's "Static Gap" at June 30, 2001 was a negative $189.1 million in the one year time frame compared to a negative $181.7 million at December 31, 2000. If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on May 17, 2001 for the purpose of considering and voting upon the following matters:

I. Election of two directors, Messrs. Howard V. Ruderman and Edward T. Lutz, constituting Class II members of the Board of Directors, to a three-year term of office.

The results of votes for each of the items above were as follows:

                                            ITEM I
                          -----------------------------------------------
                           H.V. RUDERMAN              E.T. LUTZ
-------------------------------------------------------------------------
Votes:
        For                   14,481,020              14,475,956
--------
        Withheld                 281,911                 286,975


II.   Approval of the 2001 Employee Stock Option Plan.

      The results of votes for the item above are as follows:

                                             ITEM II
--------------------------------------------------------------------------------
Votes:
        For                                 11,429,945
--------
        Against                                781,080
        Abstentions                             99,565


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(A)     EXHIBITS

Exhibit No.       Exhibit
-------------------------

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

Exhibit No.       Exhibit
-------------------------

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

(4)(d) Junior Subordinated Indenture, dated July 31, 2001, between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as trustee (Registrant will furnish copies to the Securities and Exchange Commission upon request).

(4)(e) Guarantee Agreement, dated July 31, 2001, by and between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as trustee for the holders of Capital Securities of Union State Capital Trust II (Registrant will furnish copies to the Securities and Exchange Commission upon request).

(4)(f) Amended and Restated Declaration of Trust of Union State Capital Trust II (Registrant will furnish copies to the Securities and Exchange Commission upon request).

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

          -----------------------------------------

(A)   EXHIBITS (CONT'D)

Exhibit No.       Exhibit
-------------------------
(10)(e)           Registrant's 1993 Incentive Stock Option Plan
                  (incorporated herein by reference from Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1999
                  ("1999 Third Quarter 10-Q"), Exhibit (10)(e)).

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

          -----------------------------------------

(A)   EXHIBITS (CONT'D)

Exhibit No.       Exhibit
-------------------------

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

(10)(r) Amendment No. 1 to the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).

(10)(s) Amendment No. 2 to the Outside Director Option Plan (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

(10)(t) Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee Financial, Inc. and Certain Affiliates (incorporated herein by reference to the Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 ("Tappan Zee 1996 10-K"), Exhibit 10.7).

(10)(u)           Deferred Compensation Plan for Directors of Tarrytowns
                  Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1 (file No. 33-94128), filed on June 30, 1995, as amended ("Tappan Zee Registration Statement"), Exhibit 10.7).

(10)(v) Consulting Agreement by and between Tarrytowns Bank, FSB and Stephen C. Byelick, dated effective as of August 31, 1998 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 ("September 30, 1998 10-Q"), Exhibit (10)(dd)).

(10)(w) Employment Agreement by and between Tarrytowns Bank, FSB and Harry G. Murphy, dated effective as of August 31, 1998 (incorporated herein by reference to the 1998 Third Quarter 10-Q, Exhibit (10)(cc)).

(10)(x) Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc. and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

(10)(y) Registrant's Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, (Exhibit (10)(ll)).

(10)(z) Amendment Number 1 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated January 27, 1995 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 10-K"), Exhibit (10)(jj)).

          -----------------------------------------

(A)   EXHIBITS (CONT'D)

Exhibit No.       Exhibit
-------------------------

(10)(aa)          Amendment Number 2 to Registrant's Employee Stock
                  Ownership Plan (with Code Section 401(k) Provisions) dated May 17, 1995 (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(kk)).

(10)(bb) Amendment Number 3 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated January 1, 1996 (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(ll)).

(10)(cc) Amendment Number 4 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated November 20, 1996 (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(mm)).

(10)(dd)          Amendment Number 5 to Registrant's Employee Stock
                  Ownership Plan (with Code Section 401(k) Provisions) effective as of September 30, 1999 (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(nn)).

(10)(ee) Amendment Number 6 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated August 24, 1999 (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(oo)).

(10)(ff) Asset Purchase and Account Assumption Agreement by and between Union State Bank and La Jolla Bank dated May 25, 2000 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 2000 Exhibit (10)(oo).

(11)              Computation of earnings per share.*

*Filed Herewith.

(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 10, 2001

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