Form 10-Q
period 2001-09-30
USB HOLDING CO INC
filed 2001-11-14
CIK 707805

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended September 30, 2001 Commission File No. 1-12811


                            U.S.B. HOLDING CO., INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 36-3197969
--------------------------------------------             ----------
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


                                    YES X    NO
                                        ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AT NOVEMBER 5, 2001
                  ---------------------------------------------------------
                  Common stock, par value            16,709,199
                  $0.01 per share

         U.S.B. HOLDING CO., INC.

                                                 TABLE OF CONTENTS



                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  CONDITION AS OF SEPTEMBER 30, 2001 AND
                  DECEMBER 31, 2000.                                                               1

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  INCOME FOR THE THREE MONTHS ENDED
                  SEPTEMBER 30, 2001 AND 2000.                                                     2

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  INCOME FOR THE NINE MONTHS ENDED
                  SEPTEMBER 30, 2001 AND 2000.                                                     3

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  CASH FLOWS FOR THE NINE MONTHS ENDED
                  SEPTEMBER 30, 2001 AND 2000.                                                     4

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  CHANGES IN STOCKHOLDERS' EQUITY FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.                                   6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS.                                                                      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                                  21
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.                                                              29

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                        30



ITEM 1.  PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)



                                                                       SEPTEMBER 30,             DECEMBER 31,
                                                                           2001                      2000
                                                                    -------------------------------------------
                                                                              (000'S, EXCEPT SHARE DATA)
ASSETS
Cash and due from banks                                                $     82,366              $    37,691
Federal funds sold                                                           61,000                   37,200
                                                                         -------------               ---------
Cash and cash equivalents                                                   143,366                   74,891
Interest bearing deposits in other banks                                         26                       21
Securities:
    Available for sale (at estimated fair value)                            529,173                  426,909
    Held to maturity (estimated fair value of
       $241,662 in 2001 and $225,088 in 2000)                               238,561                  225,590
Loans, net of allowance for loan losses of
    $11,963 in 2001 and $11,338 in 2000                                   1,116,206                1,075,443
Premises and equipment, net                                                  11,696                   11,999
Accrued interest receivable                                                  13,896                   14,042
Other real estate owned (OREO)                                                   34                       34
Federal Home Loan Bank of New York stock                                     17,769                   34,139
Other assets                                                                 17,170                   23,197
                                                                       ---------------------------------------
TOTAL ASSETS                                                           $  2,087,897              $ 1,886,265
                                                                       =======================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Non-interest bearing deposits                                          $    235,257              $   189,417
Interest bearing deposits:
    NOW accounts                                                            122,997                   85,761
    Money market accounts                                                    71,754                   69,924
    Savings deposits                                                        426,763                  380,539
    Time deposits                                                           617,730                  763,846
                                                                       ---------------------------------------
TOTAL DEPOSITS                                                            1,474,501                1,489,487
Accrued interest payable                                                      6,263                    7,710
Accrued expenses and other liabilities                                       15,828                    7,815
Accrued purchases of securities not yet settled                              59,950                       --
Securities sold under agreements to repurchase                              270,266                  225,514
Federal Home Loan Bank of New York advances                                  85,112                   17,730
                                                                       ---------------------------------------
TOTAL                                                                     1,911,920                1,748,256
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trusts                                         40,000                   20,000
Minority interest-junior preferred stock of consolidated subsidiary             132                      132
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; authorized shares 50,000,000;
     issued shares of 17,755,778 in 2001 and 17,464,455 in 2000                 178                      175
    Additional paid-in capital                                              113,930                  111,942
    Retained earnings                                                        28,317                   17,116
    Treasury stock at cost; 1,029,129 common shares in 2001 and
       873,344 in 2000                                                      (13,132)                 (11,158)
    Common stock held for benefit plans                                      (1,579)                  (1,431)
    Deferred compensation obligation                                          1,124                      856
    Accumulated other comprehensive income                                    7,007                      377
                                                                       ---------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                          135,845                  117,877
                                                                       ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  2,087,897             $  1,886,265
                                                                       =======================================




           See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                                         THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                       2001           2000
                                                                                  ----------------------------
                                                                                  (000's, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                                        $   21,179         $ 22,883
Interest on federal funds sold                                                           428              615
Interest and dividends on securities:
         Mortgage-backed securities                                                    6,001            6,340
         U.S. Treasury and government agencies                                         4,068            3,659
         Obligations of states and political subdivisions                                863              782
         Corporate and other                                                              11               10
Interest on deposits in other banks                                                        2                3
Dividends on Federal Home Loan Bank of New York stock                                    497              594
                                                                                  ----------------------------
TOTAL INTEREST INCOME                                                                 33,049           34,886
                                                                                  ----------------------------
INTEREST EXPENSE:
Interest on deposits                                                                  11,890           15,715
Interest on borrowings                                                                 4,630            3,896
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trusts                                         739              488
                                                                                  ----------------------------
TOTAL INTEREST EXPENSE                                                                17,259           20,099
                                                                                  ----------------------------

NET INTEREST INCOME                                                                   15,790           14,787
Provision for loan losses                                                                418              275
                                                                                  ----------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                   15,372           14,512
                                                                                  ----------------------------
NON-INTEREST INCOME:
Service charges and fees                                                                 883              871
Other                                                                                    688              339
Gains on securities transactions - net                                                    --                6
                                                                                  ----------------------------
TOTAL NON-INTEREST INCOME                                                              1,571            1,216
                                                                                  ----------------------------

NON-INTEREST EXPENSE:
Salaries and employee benefits                                                         5,360            4,842
Occupancy and equipment                                                                1,533            1,385
Advertising and business development                                                     523              525
Professional fees                                                                        255              136
Communications                                                                           228              268
Stationery and printing                                                                  222              145
FDIC insurance                                                                            70               64
Amortization of intangibles                                                              225                2
Other                                                                                    654              646
                                                                                  ----------------------------
TOTAL NON-INTEREST EXPENSE                                                             9,070            8,013
                                                                                  ----------------------------
Income before income taxes                                                             7,873            7,715
Provision for income taxes                                                             2,717            2,669
                                                                                  ----------------------------
NET INCOME                                                                        $    5,156      $     5,046
                                                                                  ============================
BASIC EARNINGS PER COMMON SHARE                                                   $     0.31      $      0.30
                                                                                  ============================
DILUTED EARNINGS PER COMMON SHARE                                                 $     0.30      $      0.30
                                                                                  ============================

           See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                       2001           2000
                                                                                  ----------------------------
                                                                                  (000's, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                                         $ 65,112        $ 64,530
Interest on federal funds sold                                                        1,532           1,434
Interest and dividends on securities:
         Mortgage-backed securities                                                  18,715          19,306
         U.S. Treasury and government agencies                                       11,180          10,475
         Obligations of states and political subdivisions                             2,495           2,274
         Corporate and other                                                             32              25
Interest on deposits in other banks                                                       7               8
Dividends on Federal Home Loan Bank of New York stock                                 1,696           1,739
                                                                                   ---------------------------
TOTAL INTEREST INCOME                                                               100,769          99,791
                                                                                   ---------------------------

INTEREST EXPENSE:
Interest on deposits                                                                 41,529          40,440
Interest on borrowings                                                               12,442          13,096
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trusts                                      1,715           1,464
                                                                                   ---------------------------
TOTAL INTEREST EXPENSE                                                               55,686          55,000
                                                                                   ---------------------------
NET INTEREST INCOME                                                                  45,083          44,791
Provision for loan losses                                                               838           1,225
                                                                                   ---------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  44,245          43,566
                                                                                   ---------------------------
NON-INTEREST INCOME:
Service charges and fees                                                              2,599           2,610
Other                                                                                 1,659           1,065
Gains (losses) on securities transactions - net                                       1,533             (99)
                                                                                   ---------------------------
TOTAL NON-INTEREST INCOME                                                             5,791           3,576
                                                                                   ---------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                       15,561          14,235
Occupancy and equipment                                                               4,673           4,307
Advertising and business development                                                  1,351           1,471
Professional fees                                                                       674             575
Communications                                                                          737             773
Stationery and printing                                                                 644             494
FDIC insurance                                                                          211             183
Amortization of intangibles                                                             677               8
Other                                                                                 1,970           1,878
                                                                                   ---------------------------
TOTAL NON-INTEREST EXPENSE                                                           26,498          23,924
                                                                                   ---------------------------
Income before income taxes                                                           23,538          23,218
Provision for income taxes                                                            8,144           8,079
                                                                                   ---------------------------
NET INCOME                                                                         $ 15,394       $  15,139
                                                                                   ===========================

BASIC EARNINGS PER COMMON SHARE                                                    $   0.92       $    0.91
                                                                                   ===========================

DILUTED EARNINGS PER COMMON SHARE                                                  $   0.90       $    0.88
                                                                                   ===========================


           See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                          2001             2000
                                                                                     -------------------------------
OPERATING ACTIVITIES                                                                            (000'S)
Net income                                                                             $   15,394        $    15,139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses                                                                     838              1,225
Depreciation and amortization                                                               2,132              1,483
Amortization of premiums on securities - net                                                  937                723
Benefit plan expense                                                                          200                208
Deferred income tax provision (benefit) - net                                               5,955               (576)
(Gains) losses on securities transactions - net                                            (1,533)                99
Proceeds from sale of loans                                                                    --                352
Decrease (increase) in accrued interest receivable                                            146             (3,329)
(Decrease) increase in accrued interest payable                                            (1,447)               533
Other - net                                                                                 3,271             (2,203)
                                                                                      -------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  25,893             13,654
                                                                                      -------------------------------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                      162,380             13,090
Proceeds from principal paydowns, redemptions and maturities of:
   Securities available for sale                                                           90,355             28,103
   Securities held to maturity                                                            133,325              7,877
Purchases of securities available for sale                                               (323,411)           (54,815)
Purchases of securities held to maturity                                                 (105,935)           (18,445)
Redemptions of Federal Home Loan Bank of New York stock                                    16,370                --
Net (increase) decrease in interest bearing deposits in other banks                            (5)               520
Increase in loans outstanding - net                                                       (41,601)          (126,870)
Purchases of premises and equipment - net                                                  (1,152)            (1,740)
                                                                                       -------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                    (69,674)          (152,280)
                                                                                       -------------------------------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                                 131,130            126,015
Net (decrease) increase in time deposits, net of
   withdrawals and maturities                                                            (146,116)           145,354
Net decrease in securities sold under agreements
   to repurchase -  short-term                                                               (248)          (111,000)
Net decrease in Federal Home Loan Bank of New York
   advances - short-term                                                                       --            (31,355)
Proceeds from securities sold under agreements to
   repurchase - long-term                                                                  55,000            100,000
Repayment of securities sold under agreements to
    repurchase - long-term                                                                (10,000)           (49,780)

Net proceeds from issuance of Corporation-Obligated mandatory
    redeemable capital securities of subsidiary trust                                      19,364                 --
Proceeds from Federal Home Loan Bank of New York
      advances - long-term                                                                 70,000                 --
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                                                   (2,618)            (2,911)
Cash dividends paid                                                                        (4,193)            (3,751)
Redemption of junior preferred stock of  consolidated subsidiary, net                          --                 (1)
Proceeds from issuance of common stock and related tax benefit of
      stock options                                                                         1,911              1,646
Issuance of treasury stock                                                                    187                 --
Purchases of treasury stock                                                                (2,161)            (4,695)
                                                                                       -------------------------------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                                                112,256            169,522
                                                                                       -------------------------------

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)  (cont'd)



                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                          2001             2000
                                                                                     ------------------------------
                                                                                                (000'S)
INCREASE IN CASH AND CASH EQUIVALENTS                                                $   68,475      $    30,896
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           74,891           68,311
                                                                                     ---------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  143,366      $    99,207
                                                                                     ===========================
Supplemental Disclosures:
   Interest paid                                                                     $   57,133      $    54,467
                                                                                     ---------------------------
   Income tax payments                                                               $      129      $     9,637
                                                                                     ---------------------------
   Transfer of held to maturity securities to available for sale securities          $    9,592               --
                                                                                     ---------------------------
   Change in shares held in trust for deferred compensation                          $     (268)      $     (111)
                                                                                     ---------------------------
   Change in deferred compensation obligation                                        $      268       $      111
                                                                                     ---------------------------
   Change in accumulated other comprehensive income                                  $    6,630       $    3,971
                                                                                     ---------------------------
   Purchase of securities not yet settled:

      Available for sale                                                             $   19,981       $       --
                                                                                     ---------------------------
      Held to maturity                                                               $   39,969       $       --
                                                                                     ---------------------------


           See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                           (000's, EXCEPT SHARE DATA)




                                          COMMON STOCK       ADDITIONAL                           COMMON STOCK          DEFERRED
                                         SHARES     PAR         PAID-IN    RETAINED    TREASURY       HELD FOR      COMPENSATION
Balance at  January 1, 2001            16,591,111   $175       $111,942    $17,116     $(11,158)      $(1,431)       $   856

Net income                                                                  15,394

Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $5,243
   Reclassification adjustment of
      net gains for securities sold,
      net of taxes of $536

Other comprehensive income

Total comprehensive income

Cash dividends:
   Common $0.25 per share                                                   (4,182)
   Junior preferred stock                                                      (11)

Common stock options exercised
   and related tax benefit                306,023      3          1,908                     187

Purchases of treasury stock              (170,485)                                       (2,161)

Amortization of RRP awards                                           10                                    21

ESOP shares committed to
   be released                                                       70                                    99

Deferred compensation obligation                                                                         (268)           268
                                       ----------   ----       --------    -------     --------       -------        -------
BALANCE AT
SEPTEMBER 30, 2001                     16,726,649   $178       $113,930    $28,317     $(13,132)      $(1,579)       $ 1,124
                                       ==========   ====       ========    =======     ========       =======        =======








                                         ACCUMULATED
                                               OTHER           TOTAL
                                       COMPREHENSIVE   STOCKHOLDERS'

Balance at  January 1, 2001              $    377        $117,877

Net income                                                 15,394

Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $5,243         7,384           7,384
   Reclassification adjustment of
      net gains for securities sold
      net of taxes of $536                   (754)           (754)
                                         --------        --------
Other comprehensive income                  6,630           6,630
                                                         --------
Total comprehensive income                                 22,024

Cash dividends:
   Common $0.25 per share                                  (4,182)
   Junior preferred stock                                     (11)

Common stock options exercised
   and related tax benefit                                  2,098

Purchases of treasury stock                                (2,161)

Amortization of RRP awards                                     31

ESOP shares committed to
   be released                                                169

Deferred compensation obligation                               --
                                         --------        --------
BALANCE AT
SEPTEMBER 30, 2001                       $  7,007        $135,845
                                         ========        ========


           See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                           (000's, EXCEPT SHARE DATA)



                                          COMMON STOCK       ADDITIONAL                           COMMON STOCK          DEFERRED
                                         SHARES     PAR         PAID-IN    RETAINED    TREASURY       HELD FOR      COMPENSATION
Balance at  January 1, 2000             15,884,273  $164      $ 98,926     $13,875    $ (6,464)      $ (1,490)         $748

Net income                                                                  15,139

Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $2,817
   Reclassification adjustment
     of net losses for securities
     sold, net of taxes of $39

   Other comprehensive income

Total comprehensive income

Cash dividends:
   Common $0.23 per share                                                   (3,733)
   Junior preferred stock                                                      (11)

Five percent stock dividend                819,975     8        11,274     (11,289)

Common stock options exercised
    and related tax benefit                260,500     3         1,643

Purchases of treasury stock               (373,737)                                     (4,695)

Amortization  of RRP awards                                                                                28

ESOP shares committed to
   be released                                                      82                                     98

Deferred compensation obligation                                                                         (111)           111
                                        ----------  ----      --------     -------    --------        -------           ----
BALANCE AT
SEPTEMBER 30, 2000                      16,591,011  $175      $111,925     $13,981    $(11,159)       $(1,475)          $859
                                        ==========  ====      ========     =======    ========        =======           ====




                                         ACCUMULATED
                                               OTHER           TOTAL
                                       COMPREHENSIVE   STOCKHOLDERS'

Balance at  January 1, 2000              $ (9,348)       $ 96,411

Net income                                                 15,139

Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $2,817         3,916           3,916
   Reclassification adjustment
     of net losses for securities
     sold, net of taxes of $39                 55              55
                                         --------        --------
   Other comprehensive income               3,971           3,971
                                                         --------
Total comprehensive income                                 19,110

Cash dividends:
   Common $0.23 per share                                  (3,733)
   Junior preferred stock                                     (11)

Five percent stock dividend                                    (7)

Common stock options exercised
    and related tax benefit                                 1,646

Purchases of treasury stock                                (4,695)

Amortization  of RRP awards                                    28

ESOP shares committed to
   be released                                                180

Deferred compensation obligation                               --
                                         ---------       --------
BALANCE AT
SEPTEMBER 30, 2000                       $  (5,377)      $108,929
                                         =========       ========



           See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.      PRINCIPLES OF CONSOLIDATION
        ---------------------------

        The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the "Company"), Union State Bank (the "Bank") [including its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc. and TPNZ Preferred Funding Corporation ("TPNZ")], Union State Capital Trust I, Union State Statutory Trust II and Ad Con, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

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


3.      CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF
        ----------------------------------------------------------------
        SUBSIDIARY TRUSTS
        -----------------

        On July 31, 2001, the Company completed its second issuance of trust capital securities (the "Capital Securities") that raised $20 million of regulatory capital (approximately $19.4 million net proceeds after issuance costs). The Company previously issued $20 million of 9.58 percent trust capital securities in 1997. The aggregate amount of trust capital securities issued by the Company totals $40 million at September 30, 2001.

        The Capital Securities issued on July 31, 2001 pay interest on a floating rate basis, based on three month LIBOR plus 358 basis points, with the initial rate set at 7.29 percent. The Capital Securities, which are due July 31, 2031 were issued by Union State Statutory Trust II, a Connecticut business trust (the "Trust"), that was formed by the Company solely to issue the Capital Securities and related common stock. The Trust advanced the proceeds to the Company by purchasing $20,619,000 principal amount of junior subordinated debt of the Company. The Capital Securities may not be redeemed, except under limited circumstances, until 2006, and thereafter at a premium which reduces over a five year period. The Company may also reduce outstanding Capital Securities through open market purchases. Dividends will be paid quarterly in October, January, April and July.

        The Capital Securities qualify as Tier I or core capital for the Company under the Federal Reserve Board's risk-based capital guidelines to the extent such securities equal 25 percent

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)

        or less of Tier I Capital. Amounts in excess of the foregoing amount will qualify as Tier II or Total Capital. At September 30, 2001, all Capital Securities of the Company qualify as Tier I Capital. The proceeds from the sale of the Capital Securities will be used for general corporate purposes, including an additional capital contribution to the Bank of $17.0 million, which was made on August 15, 2001. Payments on the junior subordinated debt, which in turn passed through the Trust to the Capital Securities holders, will be serviced through existing liquidity and cash flow sources of the Company. The Company is permitted to deduct interest payments on the Capital Securities under current Federal tax law.

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

4.      BASIS OF PRESENTATION
        ---------------------

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001 and its operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows and changes in stockholders' equity for the nine month periods ended September 30, 2001 and 2000. A summary of the Company's significant accounting policies is set forth in Note 4 to the consolidated financial statements included in the Company's 2000 Annual Report to Stockholders.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)

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

5.      RECLASSIFICATIONS
        -----------------

        Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

6.      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
        ------------------------------------------------------------

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

        The Company adopted SFAS No. 133 on January 1, 2001. The Company was not required to record a transition adjustment upon adoption of this statement, or a fair value adjustment as of September 30, 2001, because no derivative financial instruments were outstanding as of these dates.

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

8.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
        -----------------------------------------

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS No. 144 will have a significant impact on its financial statements.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2001. The Company does not believe that the adoption of SFAS No. 143 will have a significant impact on its financial statements.
        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)

        test six months from the date of adoption. The Company is currently assessing the impact of SFAS No. 142 on its financial statements.

9.      EARNINGS PER COMMON SHARE ("EPS")
        ---------------------------------

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

        The computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2001 and 2000 are as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)



                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            2001        2000            2001         2000
--------------------------------------------------------------------------------------------------------------
        NUMERATOR:                                               (000'S, EXCEPT SHARE DATA)
         Net income                                      $     5,156    $     5,046   $    15,394  $   15,139
         Less preferred stock dividends                           --             --            11          11
                                                         -----------------------------------------------------
          Net income for basic and diluted
             earnings per common share - net
             income available to common
             stockholders                                $     5,156    $     5,046   $    15,383  $    15,128
                                                         =====================================================
        DENOMINATOR:
         Denominator for basic earnings
             per common share - weighted
             average shares                               16,712,165     16,554,569    16,636,233   16,547,145

         Effects of dilutive securities:
             Director and employee
                stock options                                403,009        455,930       384,602      552,450
             Restricted stock not vested                         387          1,252         2,521        1,283
                                                         -----------------------------------------------------
             Total effects of dilutive securities            403,396        457,182       387,123      553,733
                                                         -----------------------------------------------------
         Denominator for diluted earnings
             per common share - adjusted
             weighted average shares                      17,115,561     17,011,751    17,023,356   17,100,878
                                                         =====================================================
        Basic earnings per common share                  $      0.31    $      0.30   $      0.92  $      0.91
                                                         =====================================================
        Diluted earnings per common share                $      0.30    $      0.30   $      0.90  $      0.88
                                                         =====================================================



10.     SECURITIES
        ----------

        In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Company's investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the Condensed Consolidated Statements of Condition (Unaudited) at estimated fair value and the resulting net unrealized gains and losses, net of tax, are shown in accumulated other comprehensive income.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)


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

        For the three month period ended September 30, 2000, there were gross gains on sales of securities of $6,000. For the nine months ended September 30, 2001 and 2000, gross gains were $1,536,000 and $6,000, and gross losses were $3,000 and $105,000, respectively.

        Upon adoption of SFAS No. 133 on January 1, 2001, the Company classified certain held to maturity securities with a carrying value and fair value of approximately $9.6 million to available for sale securities. There was no effect on accumulated other comprehensive income as a result of the reclassification.


        A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at September 30, 2001 and December 31, 2000 is as follows:



===========================================================================================================
                                                                     GROSS         GROSS       ESTIMATED
                                                  AMORTIZED     UNREALIZED    UNREALIZED            FAIR
                                                       COST          GAINS        LOSSES           VALUE
                                                  ---------------------------------------------------------
                                                                         (000'S)
        SEPTEMBER 30, 2001:
        AVAILABLE FOR SALE:
        U.S. government agencies                 $  126,452      $   3,451       $    --      $  129,903
        Mortgage-backed securities                  388,778          9,145           741         397,182
        Obligations of states and
            political subdivisions                    1,532             93            --           1,625
        Corporate and other                             361            104             2             463
                                                 ----------      ---------       -------      ----------
        TOTAL SECURITIES AVAILABLE FOR SALE      $  517,123      $  12,793       $   743      $  529,173
                                                 ==========      =========       =======      ==========
        HELD TO MATURITY:
        U.S. government agencies                 $  139,956      $     655       $    14      $  140,597
        Mortgage-backed securities                   34,056             --           300          33,756
        Obligations of states and
            political subdivisions                   64,549          2,806            46          67,309
                                                 ----------      ---------       -------      ----------
        TOTAL SECURITIES HELD TO MATURITY        $  238,561      $   3,461       $   360      $  241,662
                                                 ==========      =========       =======      ==========


U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)


===========================================================================================================
                                                                     GROSS         GROSS       ESTIMATED
                                                  AMORTIZED     UNREALIZED    UNREALIZED            FAIR
                                                       COST          GAINS        LOSSES           VALUE
                                                  ---------------------------------------------------------
                                                                         (000'S)
        DECEMBER 31, 2000:
        AVAILABLE FOR SALE:
        U.S. government agencies                 $  101,451      $  2,031        $   752      $   102,730
        Mortgage-backed securities                  322,712         1,097          1,845          321,964
        Obligations of states and
            political subdivisions                    1,535            55             --            1,590
        Corporate and other                             564            75             14              625
                                                 ----------      --------        -------      -----------
        TOTAL SECURITIES AVAILABLE FOR SALE      $  426,262      $  3,258        $ 2,611      $   426,909
                                                 ==========      ========        =======      ===========
        HELD TO MATURITY:
        U.S. government agencies                 $  120,743      $      9    $     1,273      $   119,479
        Mortgage-backed securities                   44,358            50          1,081           43,327
        Obligations of states and
            political subdivisions                   60,489         1,800              7           62,282
                                                 ----------      --------        -------      -----------
        TOTAL SECURITIES HELD TO MATURITY        $  225,590      $  1,859        $ 2,361      $   225,088
                                                 ==========      ========        =======      ===========


11.     LOANS
        -----

        Nonaccrual loans were $19.2 million at September 30, 2001 and $19.7 million at December 31, 2000. Restructured loans were $0.2 million at both September 30, 2001 and December 31, 2000.

        Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At September 30, 2001, the Company has no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances, except as further described below, with respect to a real estate construction loan in the amount of $18.6 million.

        At September 30, 2001, there are loans aggregating approximately $667,000 which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

        At September 30, 2001 and December 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting for Impairment of a Loan" ("SFAS No. 114"), approximated $19.3 million and $19.7 million, respectively, of which $19.1 million and $19.5 million at September 30, 2001 and December 31, 2000, respectively, were in nonaccrual status. Where warranted, each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses related to impaired loans was $1.1 million and $1.4 million at September 30, 2001 and December 31, 2000, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2001 and year ended December 31, 2000 was approximately $19.4 million and $5.8 million, respectively. For the three and nine months ended September 30, 2001 and 2000, interest income recognized by the Company on impaired loans was not material.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)


        Restructured loans in the amounts of $0.2 million for both September 30, 2001 and December 31, 2000 that are considered to be impaired due to a reduction in the contractual interest rate, are on accrual status because the collateral securing these loans is sufficient to protect the contractual principal and interest of the restructured loans. These loans have been performing for a reasonable period of time. Interest accrued on these loans as of September 30, 2001 is immaterial.

        At September 30, 2001, the Bank had $0.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett Funding Group ("Bennett"), which filed for bankruptcy protection during the first quarter of 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court, the Bank has collected payments of $2.6 million, reducing the original balance of $3.3 million to $0.7 million. A total of $0.4 million was charged-off in 1999 and 1998, further reducing the recorded balance of the loans to $0.3 million as of September 30, 2001. The ruling by the Bankruptcy Court was appealed by the Trustee, and in November 2000, the District Court reaffirmed the lower Court ruling. The Trustee has appealed the decision further to the U.S. Circuit Court of Appeals for the Second Circuit. The Bennett loans are on nonaccrual status. In addition, the Trustee contends that the Bank received payments from Bennett under the theory of fraudulent conveyance. If the Trustee is successful, the Bank would be liable for loan payments aggregating $9.5 million received from Bennett for the six year period preceding the bankruptcy filing date of March 1996. The Bankruptcy Court dismissed a significant portion of the Trustee's fraudulent conveyance claims. The Company believes, based on advice of legal counsel, that it will prevail with regard to the remaining fraudulent conveyance claims.

        On November 9, 2000, the Company reclassified a real estate construction loan in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. As a result of the impairment of this loan, $2.2 million was charged-off in the fourth quarter of 2000, reducing the loan balance to $17.5 million. During the nine month period ended September 30, 2001, "protective advances" of $0.6 million were made in connection with payments of real estate taxes and common charges, which increased the recorded loan balance to $18.1 million. As of September 30, 2001, the Bank also advanced $460,000 to be used for completion of the project, which further increased the balance to $18.6 million as of September 30, 2001. The Bank has agreed to lend up to an additional $4.1 million to fund the completion of the project and facilitate sales, which proceeds will reduce the Bank's loan. In accordance with SFAS No. 114, the Company has provided a specific allocation of the allowance for loan losses of $1.1 million for this loan as of September 30, 2001. The Bank is currently proceeding with a foreclosure action on 35 unsold condominium units and other real estate which collateralizes the loan, pending sales of the units and repayment of the loan. The loan is also personally guaranteed by the principals, and such guarantees will be pursued to recover any losses that may be incurred in connection with the loan. The personal guarantees have not been considered in determining the amount of the charge-off or allowance for loan losses applicable to this loan.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)


12.     BORROWINGS AND STOCKHOLDERS' EQUITY
        -----------------------------------

        The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

        Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $50.0 million from two primary investment firms under master security sale and repurchase agreements. There were no outstanding borrowings under these agreements at September 30, 2001. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At September 30, 2001 and December 31, 2000, the Bank had short-term repurchase agreements of $0.3 million at an interest rate of 3.47 percent and $0.5 million at an interest rate of 6.02 percent, respectively. At both September 30, 2001 and December 31, 2000, these borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $0.3 million and $0.5 million, respectively.

        Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with five financial institutions for a total of $48.0 million. At September 30, 2001 and December 31, 2000, the Bank had no federal funds purchased balances outstanding.

        Short-term FHLB advances are borrowings with original maturities between one and 365 days. At September 30, 2001 and December 31, 2000, the Bank had no such short-term FHLB advances outstanding.

        Additional information with respect to short-term borrowings as of and for the nine months ended September 30, 2001 and 2000 is presented in the table below.



        --------------------------------------------------------------------------------------
        SHORT-TERM BORROWINGS                                    2001         2000
        --------------------------------------------------------------------------------------
                                                            (000's, except percentages)
        Balance at September 30                               $   266      $ 35,000
        Average balance outstanding                             3,389       118,718
        Weighted-average interest rate:
             As of September 30                                  3.47%         6.63%
             Paid during period                                  5.36          6.08
        ======================================================================================



        The Bank had long-term borrowings, which have original maturities of over one year, of $270.0 million and $225.0 million in securities sold under agreements to repurchase as of September 30, 2001 and December 31, 2000, respectively. At September 30, 2001 and December 31, 2000, these borrowings have an original term of between five years and ten years at interest rates between 4.33 percent and 6.08 percent and 4.52 percent and 6.08 percent, respectively, that are callable on certain dates after

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)


        an initial noncall period at the option of the counter party to the repurchase agreement. As of September 30, 2001 and December 31, 2000, these borrowings are collateralized by securities with an aggregate carrying value of $286.6 million and $257.1 million and estimated fair value of $286.8 million and $254.8 million, respectively.

        At September 30, 2001 and December 31, 2000, long-term FHLB advances totaled $85.1 million and $17.7 million at interest rates of between
        4.55 percent and 6.72 percent and 5.12 percent to 6.72 percent, respectively. At September 30, 2001, borrowings totaling $15.1 million are amortizing advances having scheduled payments and may not be repaid in full prior to maturity without penalty. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counter party to the advance. At September 30, 2001 and December 31, 2000, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $93.8 million and $19.8 million, respectively.

        A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at September 30, 2001, with comparative totals for December 31, 2000, is as follows:


--------------------------------------------------------------------------------------------------------------------
                                                         AFTER 1
                                          WITHIN      BUT WITHIN           AFTER         2001
LONG-TERM DEBT                            1 YEAR         5 YEARS         5 YEARS         TOTAL         TOTAL
--------------------------------------------------------------------------------------------------------------------
                                                        (000's, except percentages)
Contractual Payment/
        Expected Call Date:
Total long-term debt                   $   3,354     $    29,944        $321,814      $355,112      $242,730
Weighted-average interest rate              5.76%           4.90%           5.21%         5.19%         5.51%
=================================================================================================================



        At September 30, 2001 and December 31, 2000, the Bank held 177,692 shares and 341,395 of capital stock, respectively, of the FHLB with a carrying value of $17.8 million and $34.1 million, respectively, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the purchase of the prerequisite shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

        The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)


        Company may not exceed the sum of the Bank's net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At September 30, 2001, the Bank could pay dividends of $33.1 million to the Company without having to obtain prior regulatory approval.

        On September 27, 2000, the Company's Board of Directors authorized the repurchase of up to 300,000 common shares, or approximately 1.8%, of the Company's outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2001 as, in the opinion of management, market conditions may warrant. During the nine month period ended September 30, 2001, the Company purchased 61,900 shares under the repurchase plan at an aggregate cost of approximately $823,000. The repurchased common shares will be held as treasury stock and will be available for general corporate purposes.

13.     COMMITMENTS AND CONTINGENCIES
        -----------------------------

        In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2001, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines, approximated $376.6 million and outstanding letters of credit totaled $42.5 million. Such amounts represent the maximum risk of loss on these commitments.

        On October 25, 2001, the Company and Bank amended the employment agreements with its Senior Executive Vice President and Chief Financial Officer, and Senior Executive Vice President and Chief Credit Officer. Under the amendment, the term of the agreements were extended to October 25, 2004 and base compensation was increased to $225,000 for each executive. All other terms of the agreements remain the same.

        Other commitments are described in Note 17 to the consolidated financial statements of the Company for the year ended December 31, 2000, which is included in the Company's 2000 Annual Report to Stockholders.

        In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, based on advice from legal counsel, will have a material adverse effect on the Company's consolidated financial position or results of operations.

14.     SEGMENT INFORMATION
        -------------------

        The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with deposits and other borrowings

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)


        and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

        General information required by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") is disclosed in the consolidated financial statements and accompanying notes thereto. The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, northern New Jersey and southern Connecticut. For the three and nine months ended September 30, 2001 and 2000, there is no customer that accounted for more than ten percent of the Company's revenue.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)


ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
        ----------------------------------------------------------------
        RESULTS OF OPERATION
        --------------------

FORWARD-LOOKING STATEMENTS
--------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2001. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions, including changes in interest rates and the shape of the U.S. Treasury and other yield curves; wartime events; changes in the credit quality of borrowers; the extent and timing of actions of the Federal Reserve Board and other regulatory agencies; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; increase in Federal and state income taxes and/or the Company's effective income tax rate; and the extent and timing of legislative and regulatory actions and reform, including the Gramm-Leach Bliley Act.

The Company's forward-looking statements are only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

FINANCIAL CONDITION
-------------------

At September 30, 2001, the Company had total assets of $2,087.9 million, an increase of $201.6 million or 10.7 percent from December 31, 2000.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, of $785.5 million and $686.6 million at September 30, 2001 and December 31, 2000 consists of securities held to maturity at amortized cost of $238.5 million and $225.6 million, securities available for sale at estimated fair value totaling $529.2 million and $426.9 million, and FHLB stock of $17.8 million and $34.1 million at September 30, 2001 and December 31, 2000, respectively.

During the nine months ended September 30, 2001, U.S. Treasury and government agencies increased $46.4 million due primarily to purchases of $194.9 million in callable bonds and $9.0 million in discount notes, and a net increase in the estimated fair value of available for sale securities of $2.2 million, partially offset by sales of $20.0 million in callable bonds and redemptions and

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)

maturities of $139.7 million. Mortgage-backed securities increased by $64.9 million primarily due to purchases totaling $269.4 million, and a net increase in the estimated fair value of available for sale securities of $9.2 million, partially offset by sales of $140.6 million, principal paydowns of $72.1 million and net premium amortization of $1.0 million. Mortgage-backed securities purchased have fixed or variable interest rates. The fixed-rate securities have expected weighted-average maturities of less than ten years at the time of purchase. The Bank's investment in obligations of states and political subdivisions, or municipal securities, increased by $4.1 million principally due to purchases of $16.0 million that were partially offset by maturities of $11.9 million during the nine month period ended September 30, 2001. Municipal securities are considered core investments

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)

which are high yielding on a tax equivalent basis and have diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yield of such securities to other securities of comparable credit risk and maturity.

FHLB stock decreased $16.4 million due to required redemptions of the Bank's stock investment in proportion to FHLB borrowings.

The Company currently has $0.5 million of holdings in non-U.S. government equity securities. Equity investments of other publicly traded financial institutions and medium-term corporate debt securities which are rated investment grade by nationally recognized credit

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (cont'd)


ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------

rating organizations will continue to be evaluated for investment in the future. The Company continues to exercise its conservative approach to investing by making high quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities and through the averaging of investments in medium-term maturities.

At September 30, 2001, loans outstanding were $1,128.2 million, a net increase of $41.4 million or 3.8 percent over December 31, 2000. The primary increases of outstanding loan balances were $31.3 million in commercial mortgages, $14.3 million in residential mortgages, $2.5 million in home equity mortgages, $1.0 million in time overdraft loans, and $0.3 million in other loan categories, partially offset by reductions in personal installment loans of $2.9 million, time unsecured loans of $2.4 million, commercial installment loans of $1.2 million, land acquisition and construction loans of $0.8 million, and credit card loans of $0.7 million. The Company had approximately $376.6 million in formal credit lines and loan commitments outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.6 million or 5.5 percent to $12.0 million at September 30, 2001, from $11.3 million at December 31, 2000. The allowance for loan losses represents 1.06 percent of gross loans outstanding at September 30, 2001, compared to 1.04 percent at December 31, 2000. The allowance reflects a provision of $838,000 and net charge-offs of $213,000 recorded for the nine months ended September 30, 2001.

Management believes that allowance for loan losses at September 30, 2001 reflects the risk elements inherent in the total loan portfolio at that time. In management's judgment, the allowance is considered appropriate to absorb losses inherent in the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Total deposits decreased $15.0 million for the nine month period ended September 30, 2001 to $1,474.5 million, which represents a 1.0 percent decrease from December 31, 2000. The decrease primarily results from a net decrease in municipal deposits of $51.5 million. During the nine month period ended September 30, 2001, municipal time deposits, which are used in conjunction with liquidity management, decreased $127.6 million, while seasonable municipal tax deposits increased demand and NOW accounts by $31.6 million and $46.3 million, respectively. Municipal savings deposits increased by $0.8 million, while municipal money market deposits decreased by $2.6 million. Excluding deposits from municipals, total deposits increased $36.5 million, or 3.0 percent, as compared to the balance at December 31, 2000. Demand and money market accounts, excluding municipal accounts, increased $14.2 million and $4.4 million, respectively, due to an increased number of accounts and account balances, while NOW accounts, excluding municipal accounts, decreased $9.0 million due to customers transferring balances into higher yielding accounts. Retail time deposits less than $100,000 decreased $27.1 million, due to customers moving

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------

account balances into retail savings accounts, which increased $45.5 million. IRA and KEOGH and retail time deposits greater than $100,000 increased $4.5 million and $4.0 million as compared to December 31, 2000.

As noted above, time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days decreased $127.6 million during the nine month period ended September 30, 2001. Depending on rate and term, the Bank utilizes municipal and large time deposits as an alternative to borrowed funds.

During the nine months ended September 30, 2001, the Company increased the amount of outstanding short- and long-term advances with the FHLB by $67.4 million and increased borrowings under repurchase agreements by $44.8 million, as the Bank replaced municipal time deposits greater than $100,000 with FHLB borrowings at attractive rates with longer terms.

Stockholders' equity increased to $135.8 million at September 30, 2001 from the December 31, 2000 balance of $117.9 million, an increase of $17.9 million or
15.2 percent. The increase primarily results from: $15.4 million of net income for the nine month period ended September 30, 2001; $2.1 million of stock options exercised and the related tax benefit; an increase of $6.6 million in accumulated other comprehensive income; and an increase of $0.2 million in other stockholders' equity categories; partially offset by common stock dividends paid of $4.2 million and treasury stock purchases of $2.2 million.

The Company's leverage ratio at September 30, 2001 was 8.15 percent, compared to
7.12 percent at December 31, 2000. The Company's Tier I and Total Capital ratios under the risk-based capital guidelines were 13.21 percent and 14.18 percent at September 30, 2001, and 10.97 percent and 11.93 percent at December 31, 2000, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at September 30, 2001 and December 31, 2000.

On July 31, 2001, the Company raised $20 million of additional regulatory capital through its second issuance of trust capital securities. This capital qualifies for Tier I or core capital for regulatory purposes and also provides additional liquidity (See Note 3 to the Notes to Condensed Consolidated Financial Statements (Unaudited)).

RESULTS OF OPERATIONS
---------------------

EARNINGS
--------

Net income for the three and nine month periods ended September 30, 2001 was $5.2 million and $15.4 million compared to $5.0 million and $15.1 million for the three and nine month periods ended September 30, 2000, an increase of 2.2 percent and 1.7 percent, respectively. Diluted earnings per common share were $0.30 and $0.90 for the three and nine month periods ended September 30, 2001,

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------

compared to $0.30 and $0.88 for the three and nine month periods ended September 30, 2000, an increase of 2.3 percent for the nine month period.

The increase in net income for the three month period ended September 30, 2001, compared to the prior year period, reflects higher net interest income and higher non-interest income. The increase in net income for the nine month period ended September 30, 2001, compared to the prior year period, reflects higher net interest income, a lower provision for loan losses, higher non-interest income and net security gains, as compared to a net loss on securities transactions in the comparable 2000 year period. These increases in net income were partially offset by higher non-interest expenses for both the 2001 periods, as compared to prior year, and a higher provision for loan losses for the three month ended September 30, 2001, as compared to the 2000 period. The effective rate for the provision for income taxes was comparable for all periods.

A discussion of the factors impacting the changes in the various components of net income follows.

NET INTEREST INCOME
-------------------

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and nine month periods ended September 30, 2001, net interest income increased 6.8 percent and 0.7 percent to $15.8 million and $45.1 million from $14.8 million and $44.8 million for the three and nine month periods ended September 30, 2000, respectively. Net interest income increased in the current periods primarily due to increases in average interest earning assets, partially offset by decreases in the net interest spread and margin on a tax equivalent basis.

For the three and nine months ended September 30, 2001, the net interest spread on a tax equivalent basis (yield on earning assets less cost of funds, including demand deposits) was 3.31 percent and 3.21 percent, as compared to 3.43 percent and 3.52 percent for the prior year periods, respectively. The net interest margin on a tax equivalent basis (net interest income on a tax equivalent basis divided by average interest earning assets) for the three and nine months ended September 30, 2001 was 3.44 percent and 3.37 percent, as compared to 3.53 percent and 3.66 percent for the prior periods, respectively. The decline in the net interest spread and margin reflects a decline in yields on interest earning assets compared to the prior year, which reflects the 350 basis point reduction in short-term interest rates by the Federal Reserve Board during the first nine months of 2001, while rates on interest bearing liabilities did not decline to the same extent as earning assets. Rates on interest bearing liabilities decreased, primarily as a result of certificate of deposits and other accounts, which were impacted by the higher rate environment in 2000 and have not repriced as quickly as earning assets, as well as the assumption of higher rate deposits from La Jolla Bank in December 2000.

Average balances of net loans, investments and federal funds sold for the three and nine month periods ended September 30, 2001, increased $80.1 million (7.8 percent) and $104.7 million (10.6 percent), $70.7 million (10.6 percent) and

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------

$41.2 million (6.2 percent), and $12.2 million (32.6 percent) and $15.9 million (51.8 percent), as compared to the prior year periods, respectively. Total earning assets for the three and nine month periods ended September 30, 2001 increased $163.0 million (9.4 percent) and $161.8 million (9.6 percent) as compared to the prior year periods, respectively.

Yields on interest earning assets on a tax equivalent basis decreased from 8.17 percent and 8.01 percent for the three and nine month periods ended September 30, 2000 to 7.06 percent and 7.38 percent for the three and nine month period ended September 30, 2001, respectively. The decreases for both the three and nine month periods ended September 30, 2001, as compared to the prior year periods, consisted of a decrease in the yield on average net loans on a tax equivalent basis from 8.82 percent to 7.61 percent and from 8.71 percent to 7.97 percent, a decrease in the yield on investments on a tax equivalent basis from
7.09 percent to 6.47 percent and from 7.01 percent to 6.68 percent and a decrease in the yield on federal funds sold from 6.45 percent to 3.38 percent and from 6.15 percent to 4.34 percent, respectively.

Average interest bearing liabilities increased $140.2 million (8.4 percent) and $154.5 million (9.5 percent) for the three and nine months ended September 30, 2001, respectively, as compared to the prior year periods. The increase in interest bearing liabilities primarily consisted of increases in borrowings for the three months ended September 30, 2001 of $84.7 million (32.4 percent), and interest bearing deposits of $127.8 million (11.3 percent) for the nine months ended September 30, 2001, as compared to the prior year periods.

Yields on interest bearing liabilities (including demand deposits) decreased from 4.74 percent to 3.75 percent for the three month period ended September 30, 2001, as compared to the prior year period, and from 4.49 percent to 4.17 percent for the nine month period ended September 30, 2001, as compared to the prior year period, due primarily to a decrease in yields on interest bearing deposits and borrowings. Yields on interest bearing deposits for the three and nine months ended September 30, 2001, were 3.82 percent and 4.40 percent, compared to 5.12 percent and 4.75 percent for the prior year periods, respectively. The decrease in yields for both 2001 periods was due to higher yielding certificate of deposits, of which a significant amount was assumed in December 2000 from the two La Jolla branches acquired, repricing to lower current market rates as a result of a reduction in short-term interest rates. Yields on borrowings for the three and nine months ended September 30, 2001 were
5.23 percent and 5.36 percent, compared to 5.83 percent and 5.69 percent for the prior year periods, respectively. The decrease in yields for both the 2001 periods was due to lower current market rates for long-term interest rates.

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

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------

During the first nine months of 2001, sales and subsequent repurchases of investment securities were transacted as opportunities became available to restructure the "available for sale" security portfolio resulting in increased yields in over 85 percent of the transactions, a slightly increased weighted average life of the portfolio and security gains of $1,533,000 (approximately $900,000 after tax). The increased yields partially offset a reduction in the overall portfolio yield resulting from the repayment of higher yielding callable U.S. government agency securities and decreased interest rates on floating rate securities. The proceeds from the called securities were invested in floating rate securities to manage interest rate risk, as well as other callable agency securities.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses increased $143,000 to $418,000 and decreased $387,000 to $838,000 for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. During the three and nine month periods ended September 30, 2001, net charge-offs totaled $80,000 and $213,000, compared to net charge-offs of $73,000 and $252,000 for the three and nine month periods ended September 30, 2000, respectively. The net charge-offs in the three and nine month periods ended September 30, 2001 and 2000 primarily relate to real estate and credit card loans. Nonaccrual loans were $19.2 million at September 30, 2001 compared to $19.7 million at December 31, 2000. It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Net income is adversely impacted by the level of non-performing assets of the Company since, in addition to foregone revenue, the Company must increase the level of provision for loan losses, and incur other costs associated with collections of past due balances.

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment and industry, geographic and customer concentrations in the loan portfolio, and review of the historical loan loss experience. Management takes a prudent and cautious position in evaluating various business and economic conditions in relation to the Company's loan portfolio. In Management's judgment, the allowance for loan losses at September 30, 2001 reflects the risk elements inherent in the total loan portfolio and is considered appropriate to absorb losses inherent in the portfolio at that time. The amount of the provision charged to income and changes in the allowance for loan losses reflects the growth of the loan portfolio, net charge-offs and losses incurred, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------

NON-INTEREST INCOME
-------------------

Non-interest income for the three and nine month periods ended September 30, 2001 increased by $355,000 (29.2 percent) to $1,571,000, and increased $2,215,000 (61.9 percent) to $5,791,000, compared to the same periods in 2000, respectively. The increase for the three and nine month periods ended September 30, 2001 primarily reflects increases in letter of credit fees of $125,000 and $292,000, credit card fee income of $71,000 and $26,000, U.S.B. Financial Services revenue of $28,000 and $50,000, prepayment penalties of $21,000 and $134,000, and wire transfer fees of $11,000 and $38,000, respectively. The increase for the nine month period ended September 30, 2001 also reflects net gains on securities transactions of $1,533,000 compared to a net loss of $99,000 in 2000.

NON-INTEREST EXPENSE
--------------------

Non-interest expense increased $1,057,000 (13.2 percent) to $9,070,000 and $2,574,000 (10.8 percent) to $26,498,000 for the three and nine month periods ended September 30, 2001 from the comparable periods in 2000, respectively. The primary reason for these increases results from higher levels of salaries and benefits, occupancy and equipment expense, professional fees, stationery and printing expense and other expense categories related to the La Jolla branch acquisition, as well as increases in expenses necessary to expand and support increased business volume and balance sheet growth. These increases were partially offset by a decrease in advertising and business development expense and communication expense.

Salaries and employee benefits, the largest component of non-interest expense, increased by $518,000, or 10.7 percent and $1,326,000 or 9.3 percent during the three and nine month periods ended September 30, 2001 compared to the prior year periods. The increase occurred due to additional personnel employed by the Company primarily from the acquisition of the two La Jolla branches in December 2000 merit increases, and additional expenses related to the cost of medical coverage. Increases in salaries and employee benefits expense were partially offset by a decrease in the matching contribution to the retirement plan of $44,000 for the three month period, and an increase in the deferral of loan origination costs of $93,000 for the nine month period ended September 30, 2001, as compared to the prior year periods.

Significant changes in the other components of non-interest expense for the three and nine month periods ended September 30, 2001 compared to the prior year periods, were due to the following:

        Increase of $148,000 (10.7 percent) and $366,000 (8.5 percent) in occupancy and equipment costs. This increase is primarily due to an increase in rent and utilities costs for the two additional locations in New York City and Stamford, Connecticut, and higher equipment maintenance and repair expenses relating to the Company's other facilities and computer related equipment.

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------

        Decrease of $2,000 (0.4 percent) and $120,000 (8.2 percent) in advertising and business development. The decrease reflects less emphasis on marketing programs in the 2001 periods as compared to aggressive advertising programs in 2000 to attract retail deposits

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS (cont'd)
         ------------------------------


        during a period of higher loan growth.

        Increase of $119,000 (87.5 percent) and $99,000 (17.2 percent) in professional fees. The increase reflects additional legal fees with respect to foreclosure and other litigation costs related to a nonaccrual real estate construction loan.

        Decrease of $40,000 (14.9 percent) and $36,000 (4.7 percent) in communications expense. The decrease relates to closer management control of such expenses.

        Increase of $77,000 (53.1 percent) and $150,000 (30.4 percent) in stationery and printing. The increase primarily reflects an increase in office supplies, customer supplies and equipment necessary to support the two new locations in New York City and Stamford, Connecticut.

        Increase of $6,000 (9.4 percent) and $28,000 (15.3 percent) in FDIC insurance. The increase is related to the higher level of insured deposits during the nine months of 2001 compared to the prior year periods.

        The increase in amortization of intangibles to $223,000 and $669,000 for the three and nine month periods ended September 30, 2001 compared to $2,000 and $8,000 for the prior year periods, respectively, reflects the amortization of intangible assets resulting from the assumption of the La Jolla deposits.

        Increase of $8,000 (1.2 percent) and increase of $92,000 (4.9 percent) in other expenses. The increases are primarily due to increased courier fees for the two additional branch locations and Internet set-up fees at the corporate headquarters, partially offset by a reduction in insurance expense and for the nine month period a reduction in credit card vendor reserves.

INCOME TAXES
------------

The effective income tax rates for the three and nine month periods ended September 30, 2001 were 34.5 percent and 34.6 percent compared to 34.6 percent and 34.8 percent for the prior periods in 2000, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK
        -----------------------------------------------------------

Quantitative and qualitative disclosures about market risk at December 31, 2000 were reported in the Company's 2000 Annual Report to Stockholders. There have been no material changes in the Company's market risk exposures at September 30, 2001 compared to December 31, 2000. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not entered into any derivative financial instruments during the nine months ended September 30, 2001.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at September 30, 2001 as compared to December 31, 2000. The Company's "Static Gap" at September 30, 2001 was a positive $132.9 million in the one year time frame compared to a negative $181.7 million at December 31, 2000. If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(A)     EXHIBITS

Exhibit No.       Exhibit
-------------------------

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

         (4) (d) Junior Subordinated Indenture, dated July 31, 2001, between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as trustee.*

         (4) (e) Guarantee Agreement, dated July 31, 2001, by and between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as trustee for the holders of Capital Securities of Union State Statutory Trust II.*

         (4) (f) Amended and Restated Declaration of Trust of Union State Statutory Trust II.*

        (10) (a) Agreement of Employment dated as of November 16, 1998, and as amended November 8, 2000, between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2000 ("2000 Third Quarter 10-Q", Exhibit
                  (10)(a)).

        (10) (b) Agreement of Employment dated as of November 16, 1998, and as amended November 8, 2000, between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's 2000 Third Quarter 10-Q, Exhibit (10) (b)).

---------------------------------------------------

(A)   EXHIBITS (CONT'D)

Exhibit No.       Exhibit
-------------------------

        (10) (c) Amendment to Employment Agreement as of October 25, 2001 between the Company and the Bank and Raymond J. Crotty.*

        (10) (d) Agreement of Employment dated as of November 16, 1998, and as amended November 8, 2000, between the Company and the Bank and Steven T. Sabatini (incorporated herein by reference to Registrant's 2000 Third Quarter 10-Q, Exhibit (10) (c)).

        (10) (e) Amendment to Employment Agreement as of October 25, 2001 between the Company and the Bank and Steven T. Sabatini.*


        (10) (f)   Registrant's 1993 Incentive Stock Option Plan
                   (incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 ("1999 Third Quarter 10-Q"), Exhibit (10)(e)).

        (10) (g)   Registrant's Employee Stock Ownership Plan (With Code
                   Section 401(k) Provisions) (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit (10)(d)).

        (10) (h)   Registrant's Dividend Reinvestment and Stock Purchase
                   Plan (incorporated herein by reference from Registrant's Form S-3 Registration Statement (file No. 33-72788).

        (10) (i) Registrant's Director Stock Option Plan (incorporated herein by reference to Registrant's 1996 10-K, Exhibit
                   (10)(f)).

        (10) (j)   Registrant's 1998 Director Stock Option Plan
                   (incorporated herein by reference to Registrant's Form S-8 Registration Statement, filed June 5, 1998, Exhibit (10)(d)).

        (10) (k) Registrant's Key Employees' Supplemental Investment Plan, as amended July 1, 1997 and September 1, 1998 (incorporated herein by reference to the Plan's Annual Report on Form 11-K for the year ended December 31, 1998).

        (10) (l) Registrant's Key Employees' Supplemental Diversified Investment Plan dated September 1, 1998 (incorporated herein by reference to the Plan's Annual Report on Form 11-K for the year ended December 31, 1998).

        (10) (m)   Registrant's 1997 Employee Stock Option Plan
                   (incorporated herein by reference to Registrant's Proxy Statement filed April 18, 1997).

        (10) (n) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Employee Stock Option Plan") (incorporated herein by reference to Exhibit B to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1996 Annual Meeting of Shareholders ("Tappan Zee 1996 Proxy Statement")).

        (10) (o) Amendment No. 1 to the Employee Stock Option Plan (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("Tappan Zee 1997 10-K"), Exhibit 10.1.1).

---------------------------------------------------

(A)   EXHIBITS (CONT'D)

Exhibit No.       Exhibit
-------------------------


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

        (10) (r) Amendment No. 1 to the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).

        (10) (s) Amendment No. 2 to the Outside Director Option Plan (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

        (10) (t) Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee Financial, Inc. and Certain Affiliates (incorporated herein by reference to the Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 ("Tappan Zee 1996 10-K"), Exhibit 10.7).

        (10) (u)   Deferred Compensation Plan for Directors of Tarrytowns
                   Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1 (file No. 33-94128), filed on June 30, 1995, as amended ("Tappan Zee Registration Statement"), Exhibit 10.7).

        (10) (v) Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc. and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

        (10) (w) Registrant's Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, (Exhibit (10)(ll)).

        (10) (x) Amendment Number 1 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated January 27, 1995 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 10-K"), Exhibit (10)(jj)).

---------------------------------------------------

(A)   EXHIBITS (CONT'D)

Exhibit No.       Exhibit
-------------------------


        (10) (y) Amendment Number 2 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated May 17, 1995 (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(kk)).

        (10) (z) Amendment Number 3 to Registrant's Employee Stock Ownership Plan (with Code Section 401(k) Provisions) dated January 1, 1996 (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(ll)).

        (10) (aa)  Amendment Number 4 to Registrant's Employee Stock
                   Ownership Plan (with Code Section 401(k) Provisions) dated November 20, 1996 (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(mm)).

        (10) (bb)  Amendment Number 5 to Registrant's Employee Stock
                   Ownership Plan (with Code Section 401(k) Provisions) effective as of September 30, 1999 (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(nn)).

        (10) (cc)  Amendment Number 6 to Registrant's Employee Stock
                   Ownership Plan (with Code Section 401(k) Provisions) dated August 24, 1999 (incorporated herein by reference to the Registrant's 1999 10-K, Exhibit (10)(oo)).

        (10) (dd)  Asset Purchase and Account Assumption Agreement by and
                   between Union State Bank and La Jolla Bank dated May 25, 2000 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 2000 Exhibit (10)(oo).

        (11)       Computation of earnings per share.*

*Filed Herewith.

(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2001.

---------------------------------------------------

(A)   EXHIBITS (CONT'D)

Exhibit No.       Exhibit
-------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2001

                                             U.S.B. HOLDING CO., INC.



/s/ Thomas E. Hales                             /s/ Steven T. Sabatini
------------------------------------            --------------------------------
Thomas E. Hales                                 Steven T. Sabatini
Chairman of the Board, President,               Senior Executive Vice President,
Chief Executive Officer and Director            Chief Financial Officer,
                                                Assistant Secretary and Director
                                                (Principal Financial and
                                                Accounting Officer)