Form 10-K
period 2001-12-31
USB HOLDING CO INC
filed 2002-03-28
CIK 707805

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001       COMMISSION FILE NUMBER 1-12811


                            U.S.B. HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)
                              --------------------

            DELAWARE                                    36-3197969
----------------------------                ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 100 DUTCH HILL RD., ORANGEBURG, NEW YORK                 10962
 -----------------------------------------  ------------------------------------
 (Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (845) 365-4600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exchange on
    Title of each Class                                which registered
  ------------------------                   --------------------------------
COMMON STOCK ($0.01 PAR VALUE)                    NEW YORK STOCK EXCHANGE

                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 Title of Class
                               ------------------
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: |X|

           Class                             Outstanding at February 28, 2002
           -----                             --------------------------------
        COMMON STOCK                                 18,461,526 SHARES
     ($0.01 PAR VALUE)

The aggregate market value on February 28, 2002 of voting stock held by non-affiliates of the Registrant was approximately $150.7 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference in Part II of this report.

Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
                                     PART I

ITEM 1.       BUSINESS

         U.S.B. Holding Co., Inc. (the "Company"), a Delaware corporation incorporated in 1982, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, which provides financial services through its wholly-owned subsidiaries. The Company and its subsidiaries derive substantially all of their revenue and income from providing banking and related financial services, primarily to customers in Rockland and Westchester Counties, Manhattan, New York City, and Long Island, New York, Northern New Jersey and Southern Connecticut, as well as Orange, Putnam and Dutchess Counties, New York.

         Union State Bank, the Company's commercial banking subsidiary, is a New York chartered commercial bank established in 1969. The Bank offers a wide range of banking services to individuals, municipalities, corporations, and small and medium-size businesses through its 22 retail banking facilities located in Rockland and Westchester Counties and one location each in Stamford, Connecticut and Manhattan, New York City. The Bank also has a limited branch office located in Westchester County. The Bank's corporate offices are located in Rockland County. The Bank's products and services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial, personal, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs), lock-box services and Internet banking. The deposits of the Bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act of 1950, as amended ("FDIA").

         In 1997, the Bank established two nonbank wholly-owned subsidiaries. Dutch Hill Realty Corp. owns and manages problem assets and real estate acquired in foreclosure from the Bank. U.S.B. Financial Services, Inc. offers sales of various financial products, such as mutual funds, stocks and bonds, annuities and life insurance. Such sales are offered through an arrangement with a third party brokerage and insurance firm specializing in bank financial product sales.

         TPNZ Preferred Funding Corporation, a wholly-owned subsidiary of the Bank (formerly of Tarrytowns Savings Bank, FSB ["Tarrytowns"] until its merger with and into the Bank on April 30, 1999), is a Real Estate Investment Trust formed in March 1998 to manage certain mortgage-backed and other securities, and mortgage loans previously owned by the Bank and Tarrytowns.

         In February 1997, the Company established Union State Capital Trust I, a Delaware business trust and in July 2001 established Union State Statutory Trust II, a Connecticut business trust, solely for the purpose of issuing trust capital securities. See Note 10 to the Consolidated Financial Statements.

         The Company has a nonbank subsidiary, Ad Con, Inc., which is currently inactive.

EMPLOYEES
         As of December 31, 2001, the Company employed a total of 301 full-time and 37 part-time employees. The Company and its subsidiaries provide a variety of benefit plans, including group life, health and stock ownership plans. Management considers its employee relations to be satisfactory.

COMPETITION

         The Bank's headquarters and fourteen of its branch offices are currently located in Rockland County, New York. Eight of the Bank's branch offices are located in Westchester County, New York. The Bank also has a branch location in Stamford, Connecticut, and Manhattan, New York City, as well as an office that closes loans and disburses funds in Tarrytown, New York. The Company's current deposits constitute a market share that are approximately
16.76 percent and 2.38 percent of Rockland and Westchester deposits, respectively.

         The Bank is the largest bank headquartered in the Hudson Valley and has been successful in its penetration of the Rockland and Westchester markets. The Bank believes it is able to attract and retain customers because of its knowledge of local markets, competitive products and the ability of professional staff to provide a high degree of service to customers. Within its market area, the Bank encounters competition from many other financial institutions offering comparable products. These competitors include other commercial banks (both locally based independent banks and major New York City commercial banks) and savings banks, as well as mortgage bankers, savings and loan associations and credit unions. In addition, the Bank experiences competition in marketing some of its services from the local operations of insurance companies, brokerage firms and other financial institutions.

         The Company expects to continue to expand by opening new retail branches (the Bank plans to establish a branch in Goshen and Yonkers, New York in 2002), enhancing computerized and telephonic delivery channels, and expanding loan originations in its market

--------------------------------------------------------------------------------

area. Acquisitions of other smaller financial institutions and branches will be considered to supplement growth in the Company's present markets and in contiguous markets. Acquisitions of other nonbank financial institutions will also be considered to expand the Company's product offerings.

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

         The BHC Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is engaging in, or acquiring shares of a company engaged in, activities found by the FRB, by order or regulations, to be so closely related to banking or the management of banks as to be a proper incident thereto. Activities determined by the FRB to be so closely related to banking within the meaning of the BHC Act include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The FRB also has determined that under the BHC Act certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance unrelated to credit transactions, are not closely related to banking and therefore are not a proper incident thereto.

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

         Historically, the BHC Act has restricted the business activities and acquisitions that may be engaged in or made by the Company. The enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which became effective on March 11, 2000, permits bank holding companies to elect to be treated as "financial holding companies." If the Company should elect to become a financial holding company, the business activities and acquisitions or investments that may be engaged in will be significantly expanded. A financial holding company is authorized to engage in any activity that is financial in nature or incidental to an activity that is financial in nature or is a complementary activity. These activities include insurance, securities transactions and traditional banking related activities. The GLB Act also authorizes a state bank to have a financial subsidiary that engages, as a principal, in the same activities that are permitted for a financial subsidiary of a national bank if the state bank meets eligible criteria and special conditions for maintaining the financial subsidiary. The GLB Act designates the Federal Reserve Board as the umbrella supervisor of financial holding companies and adopts a system of functional regulation where the primary regulator is determined by the nature of the activity rather than the type of institution. If the Company should elect to become a financial holding company, the Company may be subject to supervision from different governmental agencies. As of the date hereof, the Company has made no determination to elect to be treated as a financial holding company and, accordingly, will still be subject to the BHC Act.

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

--------------------------------------------------------------------------------

         There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2001, the Bank could have declared additional dividends of approximately $36.2 million to the Company without prior regulatory approval.

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

         The New York Superintendent of Banks and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies whether by the FDIC, Congress, the New York Superintendent of Banks or the New York Legislature could have a material adverse impact on the Bank and the Company.

         The Company is subject to risk-based capital and leverage guidelines issued by the FRB. The Bank, whose deposits are insured by the FDIC, are subject to similar guidelines. These guidelines are utilized to evaluate capital adequacy. The regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2001, the Bank was classified as "well capitalized" for regulatory purposes. See "Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Note 12 to the Consolidated Financial Statements.

         Federal laws and regulations also limit, with certain exceptions, the ability of banks to engage in activities or make equity investments that are not permissible for national banks. The Company does not expect such provisions to have a material adverse effect on the Bank or the Company.

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

         The earnings and growth of the banking industry, the Company and the Bank are affected by general economic conditions, as well as by the policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to maintain economic growth and curb inflationary pressures. Its policies are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.

         In view of changing conditions in the national economy and the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made by the Company as to possible future changes in interest rates, deposit levels, loan demand, investments or their effect on the business and earnings of the Company and the Bank.

ITEM 2.       PROPERTIES

         The main office of the Company and the Bank, including the Executive Offices, Finance, Commercial and Consumer Loan, Credit Administration, Legal, Compliance, Human Resources, Internal Audit, Operations Center, Customer Call Center, Transit and Data Processing Departments, and Marketing Departments, is located at its Corporate Headquarters which is owned by the Bank at 100 Dutch Hill Road, Orangeburg, New York. The Bank's main branch is located at 46 College Avenue, Nanuet, New York in premises that are leased by the Bank. The Bank also has a limited purpose branch located at 660 White Plains Road in Tarrytown, New York that may originate loans and disburse funds, which premises are leased.

         In addition to the main office in Nanuet, the Bank operates thirteen retail banking branches in Rockland County, New York: 270 South Little Tor Road, New City; 87 Route 59, Monsey; 115 South Main Street, New City; 45 Kennedy Drive, Spring Valley; 35 South Liberty Drive, Stony Point; One Broadway, Haverstraw; Route 9W and

--------------------------------------------------------------------------------

Railroad Avenue, West Haverstraw; 338 Route 59, Central Nyack; 230 North Middletown Road, Pearl River; 747 Chestnut Ridge Road, Chestnut Ridge; 65 Dutch Hill Road, Orangeburg; 59 Route 59, Suffern and 4 North Main Street, Spring Valley. The premises of the Little Tor Road, 45 Kennedy Drive, Spring Valley, Central Nyack, Chestnut Ridge, Orangeburg and Suffern branch offices are leased, while the other Rockland branch offices are owned by the Bank.

         The Bank also operates eight retail banking branches in Westchester County, New York: 131 Central Avenue, Tarrytown; 75 North Broadway, Tarrytown; 299 Bedford Road, Bedford Hills; 3000 East Main Street, Cortlandt Manor, and 28 Le Count Place, New Rochelle, which are owned, and leased locations at 76 Virginia Road, North White Plains; 88 Croton Avenue, Ossining; and 270 Martine Avenue, White Plains. The Bank also operates retail banking branches at 11 East 22nd Street, New York, New York, and 999 Bedford Street, Stamford, Connecticut, both of which are leased.

         In the opinion of management, the premises, fixtures, and equipment used by the Company and the Bank are adequate and suitable for the conduct of their businesses. All the facilities are well maintained and provide adequate parking.

ITEM 3.       LEGAL PROCEEDINGS

         Various actions and proceedings are presently pending to which the Company is a party. Management, based on the advice of legal counsel, is of the opinion that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operation of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION AND HOLDERS

         The Company's common stock was held of record as of February 28, 2002 by 1,360 registered stockholders and has been listed on the New York Stock Exchange since December 28, 1999. Prior to such listing, the Company's common stock was traded on the American Stock Exchange since April 16, 1997, and prior to that sporadically in the over-the-counter market and in private transactions.

         The common stock price information that follows is based on transactions as reported by the New York Stock Exchange. Prices quoted, adjusted for the 10 percent and 5 percent stock dividend distributed in January 2002 and May 2000, respectively, are as follows:

------------------------------------------------------------------
                                       2001              2000
                                  HIGH      LOW     HIGH      LOW
------------------------------------------------------------------
First Quarter                   $12.61   $10.08   $13.53   $12.17
Second Quarter                   13.86    11.77    13.09    10.91
Third Quarter                    13.68    12.73    12.73    10.91
Fourth Quarter                   15.32    12.32    11.99     8.98
First Quarter 2002,
   through February 28, 2002     16.80    12.50
------------------------------------------------------------------

DIVIDENDS

         The Board of Directors of the Company has adopted a policy of paying quarterly cash dividends to holders of its common stock. In 2001, quarterly cash dividends per share were paid as follows: $0.073 to stockholders of record on March 30 and June 29, and $0.082 to stockholders of record on September 28 and December 31. In 2000, quarterly cash dividends were paid as follows: $0.061 to stockholders of record on March 31; and $0.073 to stockholders of record on June 30, September 30 and December 31.

         Stock dividends of 10 percent and 5 percent were declared by the Company for stockholders of record on January 8, 2002 and May 1, 2000, and distributed on January 22, 2002 and May 15, 2000, respectively.

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

--------------------------------------------------------------------------------

profits in any accounting period if its combined capital stock, surplus and undivided profit accounts do not equal 10 percent of its net deposit liabilities.

         The Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the junior subordinated debt or the Capital Securities issued in July 2001 and February 1997, or if the Company elects to defer payment for up to five years as permitted under the terms of each junior subordinated debenture and Capital Securities.

         The payment of dividends by the Company may also be limited by the Federal Reserve Board's capital adequacy and dividend payment guidelines applicable to bank holding companies (see Item 1 - Business - Supervision and Regulation). Under these guidelines, the Company may not pay any dividends on shares of the Company's common stock until such time as its debt to equity ratio (as defined, including long-term debt qualifying as capital) is below 30 percent.

ITEM 6.       SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference from the table entitled "Selected Financial Data" of the Company's 2001 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference from the Company's 2001 Annual Report to Stockholders.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated by reference from the Company's 2001 Annual Report to Stockholders.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference from the Company's 2001 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

         The information required by Items 10, 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders that will be filed with the Commission not later than 120 days after December 31, 2001.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS
              AND SCHEDULES AND REPORTS ON
              FORM 8-K

(A) Documents Filed as a Part of this Report:
1. and 2.  Financial Statements and Schedules

         The following financial statements of the Company and its subsidiaries are incorporated in Item 8 by reference from the Company's 2001 Annual Report to
Stockholders:

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED STATEMENTS OF CONDITION, DECEMBER 31, 2001 AND 2000

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

(4) (d) Junior Subordinated Indenture, dated July 31, 2001, between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated herein by reference to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 2001 ("2001 Third Quarter 10-Q"), Exhibit (4)(d)).

(4) (e) Guarantee Agreement, dated July 31, 2001, by and between Registrant and State Street Bank and Trust company of Connecticut, National Association, as trustee for the holders of Capital Securities of Union State Statutory Trust II (incorporated herein by reference to Registrant's 2001 Third Quarter 10-Q, Exhibit (4)(e)).

(4) (f) Amended and Restated Declaration of Trust of Union State Statutory Trust II (incorporated herein by reference to Registrant's 2001 Third Quarter 10-Q, Exhibit (4)(f)).

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

(10)(c) Amendment to Employment Agreement as of October 25, 2001 between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's 2001 Third Quarter 10-Q, Exhibit (10)(c)).

--------------------------------------------------------------------------------

(10)(d) Agreement of Employment dated as of November 16, 1998 and as amended November 8, 2000 between the Company and the Bank and Steven T. Sabatini (incorporated herein by reference to Registrant's 2000 Third Quarter 10-Q, Exhibit (10)(c)).

(10)(e) Amendment to Employment Agreement as of October 25, 2001 between the Company and the Bank and Steven T. Sabatini (incorporated herein by reference to Registrant's 2001 third Quarter 10-Q, Exhibit (10)(e)).

(10)(f) Registrant's 1993 Incentive Stock Option Plan (incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 ("1999 Third Quarter 10-Q"), Exhibit (10)(e)).

(10)(g)         Registrant's U.S.B. Holding Co., Inc. Employee
                Stock Ownership Plan (With 401(k) Provisions).*

(10)(h)         Registrant's Dividend Reinvestment and Stock
                Purchase Plan (incorporated herein by reference from Registrant's Form S-3 Registration Statement (file No. 33-72788)).

(10)(i) Registrant's Director Stock Option Plan (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(f)).

(10)(j) Registrant's 1998 Director Stock Option Plan (incorporated herein by reference to Registrant's Form S-8 Registration Statement, filed June 5, 1998, Exhibit (10)(d)).

(10)(k) Registrant's Key Employees' Supplemental Investment Plan, as amended July 1, 1997 and September 1, 1998 (incorporated herein by reference to the Plan's Annual Report on Form 11-K for the year ended December 31, 1998, Exhibit (10)(j)).


(10)(l) Registrant's Key Employees' Supplemental Diversified Investment Plan dated September 1, 1998 (incorporated herein by reference to the Plan's Annual Report on Form 11-K for the year ended December 31, 1998, Exhibit (10)(k)).

(10)(m) Registrant's 1997 Employee Stock Option Plan (incorporated herein by reference to Registrant's Proxy Statement filed April 18, 1997).

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

(10)(v) Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc., and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K , Exhibit 10.16).

(10)(w) Registrant's Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999, and as amended March 20, 2002.*

(10)(x) Asset Purchase and Account Assumption Agreement by and between Union State Bank and La Jolla Bank dated May 25, 2000 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 2000, Exhibit (10)(00)).

(10)(y)         U.S.B. Holding Co., Inc. Severance Plan dated January 30, 2002.*

(10)(z) U.S.B. Holding Co., Inc. Executive Incentive Bonus Plan as amended February 24, 1999 (incorporated herein by reference to Registrant's Proxy Statement filed April 27, 1999).

(11)            Computation of earnings per common share.*

(13) Registrant's Annual Report to Stockholders for the year ended December 31, 2001* (portions incorporated herein by reference to Form 10-K).

(21)            Subsidiaries of the Registrant.*

(23)            Consent of Deloitte & Touche LLP.*


                *  Filed Herewith
(B) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

--------------------------------------------------------------------------------

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2002.

                                  U.S.B. HOLDING CO., INC.

                                  /s/ THOMAS E. HALES
                                  ----------------------------------------------
                                  By:     Thomas E. Hales,
                                          Chairman of the Board,
                                          President and Chief
                                          Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 20, 2002.


/s/ THOMAS E. HALES                                           /s/ STEVEN T. SABATINI
------------------------------------------------              ------------------------------------------------
Thomas E. Hales, Chairman of the Board, President             Steven T. Sabatini, Senior Executive Vice President,
and Chief Executive Officer and Director                      Chief Financial Officer, Assistant Secretary and Director


/s/ RAYMOND J. CROTTY                                         /s/ MICHAEL H. FURY
------------------------------------------------              ------------------------------------------------
Raymond J. Crotty, Senior Executive Vice President,           Michael H. Fury, Esq., Secretary and Director
Chief Credit Officer, Assistant Secretary and Director


/s/ EDWARD T. LUTZ                                            /s/ KEVIN J. PLUNKETT
------------------------------------------------              ------------------------------------------------
Edward T. Lutz, Director                                      Kevin J. Plunkett, Director



/s/ HOWARD V. RUDERMAN                                        /s/ KENNETH J. TORSOE
------------------------------------------------              ------------------------------------------------
Howard V. Ruderman, Director                                  Kenneth J. Torsoe, Director

Consolidated Statements of Condition
December 31, 2001 and 2000
U.S.B. HOLDING CO., INC.


-----------------------------------------------------------------------------------------------------------------
                                                                                     (000's, except share data)

ASSETS                                                                                2001                2000
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                           $    48,721         $    37,691

Federal funds sold                                                                     21,100              37,200
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                              69,821              74,891

Interest bearing deposits in other banks                                                  290                  21

Securities:

     Available for sale (at estimated fair value)                                     454,001             426,909

     Held to maturity (estimated fair value of $298,429 in 2001
       and $225,088 in 2000)                                                          298,883             225,590

Loans, net of allowance for loan losses of $12,412 in 2001
     and $11,338 in 2000                                                            1,158,534           1,075,443

Premises and equipment, net                                                            11,343              11,999

Accrued interest receivable                                                            10,087              14,042

Other real estate owned (OREO)                                                             34                  34

Federal Home Loan Bank of New York stock                                               20,815              34,139

Other assets                                                                           16,318              23,197
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $ 2,040,126         $ 1,886,265
=================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
LIABILITIES:

Non-interest bearing deposits                                                     $   210,811         $   189,417

Interest bearing deposits                                                           1,215,147           1,300,070
-----------------------------------------------------------------------------------------------------------------
Total deposits                                                                      1,425,958           1,489,487

Accrued interest payable                                                                7,244               7,710

Dividend payable                                                                        1,577               1,327

Accrued expenses and other liabilities                                                 12,447               6,488

Securities sold under agreements to repurchase                                        303,279             225,514

Federal Home Loan Bank of New York advances                                           114,291              17,730
-----------------------------------------------------------------------------------------------------------------
TOTAL                                                                               1,864,796           1,748,256
-----------------------------------------------------------------------------------------------------------------

Corporation-Obligated mandatory redeemable capital securities
         of subsidiary trusts                                                          40,000              20,000

Minority-interest junior preferred stock of consolidated subsidiary                       130                 132

Commitments and contingencies (Notes 6, 11 and 16)

STOCKHOLDERS' EQUITY:

Preferred stock, no par value

     Authorized shares: 100,000; no shares outstanding                                     --                  --

Common stock, $0.01 par value

     Authorized shares: 50,000,000

     Issued shares: 19,531,188 in 2001 and 17,464,455 in 2000                             195                 175

Additional paid-in capital                                                            137,627             111,942

Retained earnings                                                                       8,457              17,116

Treasury stock at cost, 1,151,842 shares in 2001 and 873,344  shares in 2000          (13,381)            (11,158)

Common stock held for benefit plans                                                    (1,601)             (1,431)

Deferred compensation obligation                                                        1,178                 856

Accumulated other comprehensive income                                                  2,725                 377
-----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                            135,200             117,877
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 2,040,126         $ 1,886,265
=================================================================================================================


See notes to consolidated financial statements.

Consolidated Statements of Income
For the Years Ended December 31, 2001, 2000 and 1999
U.S.B. HOLDING CO., INC.


-------------------------------------------------------------------------------------------------------------------

                                                                            (000's, except share data)
                                                                     2001              2000                1999
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:

Interest and fees on loans                                      $    85,515         $    87,827         $    68,641
Interest on federal funds sold                                        1,936               2,045               1,277
Interest and dividends on securities:
      U.S. Treasury and government agencies                          14,992              14,430               8,567
      Mortgage-backed securities                                     24,130              25,532              23,599
      Obligations of states and political subdivisions                3,374               3,077               2,996
      Corporate securities and other                                    156                  34                  63
Interest on deposits in other banks                                      10                  10                  34
Dividends on Federal Home Loan Bank of New York stock                 1,927               2,365               1,640
-------------------------------------------------------------------------------------------------------------------
Total interest income                                               132,040             135,320             106,817
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits                                                 50,662              56,890              36,813
Interest on borrowings                                               17,522              16,830              15,203
Interest on Corporation - Obligated mandatory redeemable
      capital securities of subsidiary trusts                         2,532               1,952               1,952
-------------------------------------------------------------------------------------------------------------------
Total interest expense                                               70,716              75,672              53,968
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                  61,324              59,648              52,849
Provision for credit losses                                           1,684               3,125               2,285
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                59,640              56,523              50,564
-------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges and fees                                              3,517               3,481               3,340
Other income                                                          2,686               1,505               1,366
Gain on securities transactions - net                                 2,064                 135                 588
-------------------------------------------------------------------------------------------------------------------
Total non-interest income                                             8,267               5,121               5,294
-------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
Salaries and employee benefits                                       21,164              18,847              16,918
Occupancy and equipment                                               6,247               5,670               5,402
Advertising and business development                                  1,895               1,812               1,619
Professional fees                                                     1,273                 752                 960
Communications                                                          967                 995                 832
Stationery and printing                                                 831                 744                 635
FDIC insurance                                                          280                 255                 186
Amortization of intangibles                                             904                  86                  11
Other                                                                 2,719               2,603               2,710
-------------------------------------------------------------------------------------------------------------------
Total non-interest expenses                                          36,280              31,764              29,273
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                           31,627              29,880              26,585
Provision for income taxes                                           10,866              10,268               9,900
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $    20,761         $    19,612         $    16,685
===================================================================================================================
BASIC EARNINGS PER COMMON SHARE                                 $      1.13         $      1.08         $      0.91
===================================================================================================================
DILUTED EARNINGS PER COMMON SHARE                               $      1.11         $      1.04         $      0.87
===================================================================================================================
WEIGHTED AVERAGE COMMON SHARES                                   18,308,347          18,195,110          18,341,089
===================================================================================================================
ADJUSTED WEIGHTED AVERAGE COMMON SHARES                          18,745,617          18,758,937          19,090,089
===================================================================================================================



 See notes to consolidated financial statements.

Consolidated Statements of Cash Flow
For the Years Ended December 31, 2001, 2000 and 1999
U.S.B. HOLDING CO., INC.



-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (000's)
                                                                                                 2001          2000         1999
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                    $  20,761     $  19,612     $  16,685
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for credit losses                                                                  1,684         3,125         2,285
     Depreciation and amortization                                                                2,841         2,029         1,931
     Amortization of premiums on securities - net                                                 1,449           943         1,296
     Merger expenses paid                                                                            --            --        (1,386)
     Deferred income tax provision (benefit), net                                                11,407          (794)       (1,059)
     Gains on securities transactions - net                                                      (2,064)         (135)         (588)
     Non-cash benefit plan expense                                                                  259           266           365
Origination of loans held for sale                                                                   --            --          (481)
Proceeds from sales of loans held for sale                                                           --           352            --
Decrease (increase) in accrued interest receivable                                                3,955        (3,848)       (3,033)
(Decrease) increase in accrued interest payable                                                    (466)        1,544         1,637
Other - net                                                                                        (100)       (2,711)        4,098
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                        39,726        20,383        21,750
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                            176,048        32,269        41,428
Proceeds from principal paydowns, redemptions and maturities of:
     Securities available for sale                                                              162,739        38,246        90,300
     Securities held to maturity                                                                210,746        11,548        17,637
Purchases of securities available for sale                                                     (361,639)      (82,514)     (171,370)
Purchases of securities held to maturity                                                       (283,650)      (49,784)     (138,048)
Net redemptions (purchases) of Federal Home Loan Bank of New York stock                          13,324            --       (16,290)
Net proceeds from La Jolla Bank branch acquisition (net liabilities assumed $108,553)                --       101,176            --
Net (increase) decrease in interest bearing deposits in other banks                                (269)          522         1,334
Increase in loans outstanding - net                                                             (84,439)     (162,020)     (196,316)
Purchases of premises and equipment - net                                                        (1,281)       (3,168)       (1,334)
Proceeds from sales of OREO                                                                          --            --           641
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                         (168,421)     (113,725)     (372,018)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits, NOW, money market
     and savings accounts                                                                        83,580        68,526        56,875
Net (decrease) increase in time deposits, net of withdrawals and maturities                    (147,109)      170,659       126,234
Net increase (decrease) in securities sold under agreements to repurchase
     - short-term                                                                                   765      (110,486)      110,000
Net (decrease) increase in Federal Home Loan Bank of New York advances
     - short-term                                                                                    --       (66,355)       66,355
Proceeds from securities sold under agreements to repurchase - long-term                         87,000       100,000        50,000
Repayment of securities sold under agreements to repurchase - long-term                         (10,000)      (49,780)      (40,000)
Proceeds from Federal Home Loan Bank of New York advances - long-term                           100,000            --            --
Repayment of Federal Home Loan Bank of New York advances - long-term                             (3,439)       (3,910)      (12,695)
Net proceeds from issuance of Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trust                                                              19,364            --            --
(Redemption) proceeds from sale of junior preferred stock of consolidated
         subsidiary, net                                                                             (2)           (3)          135
Cash dividends paid                                                                              (5,709)       (5,089)       (4,323)
Proceeds from exercise of common stock options                                                    1,398         1,054         1,079
Issuance of treasury stock                                                                          187            --            --
Purchases of treasury stock                                                                      (2,410)       (4,694)       (4,241)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                       123,625        99,922       349,419
-----------------------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                 (5,070)        6,580          (849)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                     74,891        68,311        69,160
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                        $  69,821     $  74,891     $  68,311
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
===================================================================================================================================
Interest paid                                                                                 $  71,182     $  74,128     $  52,331
-----------------------------------------------------------------------------------------------------------------------------------
Income tax payments                                                                                 159        12,253         8,582
-----------------------------------------------------------------------------------------------------------------------------------
Transfer of assets to OREO - net                                                                     --            --           175
-----------------------------------------------------------------------------------------------------------------------------------
Transfer of securities held to maturity to available for sale securities                          9,592            --            --
-----------------------------------------------------------------------------------------------------------------------------------
Transfer of loans held for sale to loans held to maturity at lower of cost or fair value             --            --         3,764
-----------------------------------------------------------------------------------------------------------------------------------
Change in shares held in trust for deferred compensation                                           (322)         (108)          (73)
-----------------------------------------------------------------------------------------------------------------------------------
Change in deferred compensation obligation                                                          322           108            73
-----------------------------------------------------------------------------------------------------------------------------------
Change in accumulated other comprehensive income (loss)                                           2,348         9,725       (11,369)
-----------------------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999
U.S.B. HOLDING CO., INC.


-----------------------------------------------------------------------------------------------------------------------------------

                                                                                 (000's, except share data)
-----------------------------------------------------------------------------------------------------------------------------------
                                                               Common          Common
                                                                Stock           Stock     Additional
                                                               Shares             Par        Paid-In       Retained        Treasury
                                                          Outstanding           Value        Capital       Earnings           Stock
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999                                 15,963,547         $   162      $  96,919      $   1,513       $  (2,223)
Net income                                                         --              --             --         16,685              --
Other comprehensive loss:
   Net unrealized securities loss
      arising during the year, net of
      taxes of $7,967                                              --              --             --             --              --
   Reclassification adjustment of net gain
      for securities sold, net of taxes of $214                    --              --             --             --              --
   Other comprehensive loss                                        --              --             --             --              --
Total comprehensive income                                         --              --             --             --              --
Cash dividends:
   Common ($0.24 per share)                                        --              --             --         (4,312)             --
   Junior preferred stock                                          --              --             --            (11)             --
Common stock options exercised and
   related tax benefit                                        218,805               2          1,853             --              --
Purchases of treasury stock                                  (298,079)             --             --             --          (4,241)
Amortization of RRP awards and related
   tax benefit                                                     --              --             --             --              --
ESOP shares committed to be released                               --              --            154             --              --
Deferred compensation                                              --              --             --             --              --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                               15,884,273             164         98,926         13,875          (6,464)
Net income                                                         --              --             --         19,612              --
Other comprehensive income:
   Net unrealized securities gain
       arising during the year, net of
       taxes of $7,091                                             --              --             --             --              --
   Reclassification adjustment of net gain
       for securities sold, net of taxes of $94                    --              --             --             --              --
   Other comprehensive income                                      --              --             --             --              --
Total comprehensive income                                         --              --             --             --              --
Cash dividends:
   Common ($0.28 per share)                                        --              --             --         (5,071)             --
   Junior preferred stock                                          --              --             --            (11)             --
Five percent common stock dividend                            819,975               8         11,274        (11,289)             --
Five percent common stock
   dividend on treasury stock                                 (32,983)             --             --             --              --
Common stock options exercised and
   related tax benefit                                        260,500               3          1,643             --              --
Purchases of treasury stock                                  (340,654)             --             --             --          (4,694)
Amortization of RRP awards                                         --              --             --             --              --
ESOP shares committed to be released                               --              --             99             --              --
Deferred compensation                                              --              --             --             --              --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                               16,591,111             175        111,942         17,116         (11,158)
Net income                                                         --              --             --         20,761              --
Other comprehensive income:
   Net unrealized securities gain
      arising during the year, net of
      taxes of $2,381                                              --              --             --             --              --
   Reclassification adjustment of net gain
    for securities sold, net of taxes of $713                      --              --             --             --              --
   Other comprehensive income                                      --              --             --             --              --
Total comprehensive income                                         --              --             --             --              --
Cash dividends:
   Common ($0.31 per share)                                        --              --             --         (5,685)             --
   Junior preferred stock                                          --              --             --            (11)             --
Ten percent common stock
   dividend                                                 1,774,860              17         23,694        (23,724)             --
Ten percent common stock dividend on
    treasury stock                                           (104,713)             --             --             --              --
Common stock options exercised and
   related tax benefit                                        306,573               3          1,884             --             187
Purchases of treasury stock                                  (188,485)             --             --             --          (2,410)
Amortization of RRP awards                                         --              --             10             --              --
ESOP shares committed to be released                               --              --             97             --              --
Deferred compensation                                              --              --             --             --              --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                               18,379,346         $   195      $ 137,627      $   8,457       $ (13,381)
-----------------------------------------------------------------------------------------------------------------------------------


                                                               Common
                                                                Stock                     Accumulated
                                                             Held For         Deferred          Other          Total
                                                              Benefit     Compensation  Comprehensive  Stockholders'
                                                                Plans       Obligation     Obligation         Equity
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999                                $    (1,628)        $     675    $   2,021      $  97,439
Net income                                                         --                --           --         16,685
Other comprehensive loss:
   Net unrealized securities loss
      arising during the year, net of
      taxes of $7,967                                              --                --      (11,072)       (11,072)
   Reclassification adjustment of net gain
      for securities sold, net of taxes of                         --                --         (297)          (297)
                                                                                           ---------      ---------
   Other comprehensive loss                                        --                --      (11,369)       (11,369)
Total comprehensive income                                         --                --           --          5,316
                                                                                                          ---------
Cash dividends:
   Common ($0.24 per share)                                        --                --           --         (4,312)
   Junior preferred stock                                          --                --           --            (11)
Common stock options exercised and
   related tax benefit                                             --                --           --          1,855
Purchases of treasury stock                                        --                --           --         (4,241)
Amortization of RRP awards and related
   tax benefit                                                     99                --           --             99
ESOP shares committed to be released                              112                --           --            266
Deferred compensation                                             (73)               73           --             --
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                                   (1,490)              748       (9,348)        96,411
Net income                                                         --                --           --         19,612
Other comprehensive income:
   Net unrealized securities gain
       arising during the year, net of
       taxes of $7,091                                             --                --        9,855          9,855
   Reclassification adjustment of net gain
       for securities sold, net of taxes of $94                    --                --         (130)          (130)
                                                                                           ---------      ---------
   Other comprehensive income                                      --                --        9,725          9,725
                                                                                                          ---------
Total comprehensive income                                         --                --           --         29,337
Cash dividends:
   Common ($0.28 per share)                                        --                --           --         (5,071)
   Junior preferred stock                                          --                --           --            (11)
Five percent common stock dividend                                 --                --           --             (7)
Five percent common stock
   dividend on treasury stock                                      --                --           --             --
Common stock options exercised and
   related tax benefit                                             --                --           --          1,646
Purchases of treasury stock                                        --                --           --         (4,694)
Amortization of RRP awards                                         37                --           --             37
ESOP shares committed to be released                              130                --           --            229
Deferred compensation                                            (108)              108           --             --
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                   (1,431)              856          377        117,877
Net income                                                         --                --           --         20,761
Other comprehensive income:
   Net unrealized securities gain
      arising during the year, net of
      taxes of $2,381                                              --                --        3,353          3,353
   Reclassification adjustment of net gain
    for securities sold, net of taxes of $713                      --                --       (1,005)        (1,005)
                                                                                           ---------      ---------
   Other comprehensive income                                      --                --        2,348          2,348
                                                                                                          ---------
Total comprehensive income                                         --                --           --         23,109
                                                                                                          ---------
Cash dividends:
   Common ($0.31 per share)                                        --                --           --         (5,685)
   Junior preferred stock                                          --                --           --            (11)
Ten percent common stock
   dividend                                                        --                --           --            (13)
Ten percent common stock dividend on
    treasury stock                                                 --                --           --             --
Common stock options exercised and
   related tax benefit                                             --                --           --          2,074
Purchases of treasury stock                                        --                --           --         (2,410)
Amortization of RRP awards                                         21                --           --             31
ESOP shares committed to be released                              131                --           --            228
Deferred compensation                                            (322)              322           --             --
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                                   (1,601)        $   1,178    $   2,725      $ 135,200
-------------------------------------------------------------------------------------------------------------------




See notes to consolidated financial statements.

U.S.B. HOLDING CO., INC.

--------------------------------------------------------------------------------

         Balance sheet information as of December 31, 1999, 1998 and 1997 and income statement information for the years ended December 31, 1998 and 1997 are not covered by the independent auditors' report included on page 53.

1. NATURE OF OPERATIONS

         U.S.B. Holding Co., Inc. (the "Company"), a Delaware corporation incorporated on July 6, 1982, is a bank holding company that provides financial services through its wholly-owned subsidiaries. The Company and its subsidiaries derive substantially all of their revenue and income from providing banking and related services primarily to customers in Rockland and Westchester Counties, New York City and Long Island, New York, Northern New Jersey and Southern Connecticut (the "Metropolitan area"), as well as Orange, Putnam and Dutchess Counties, New York. The Company is a separate and distinct legal entity from its subsidiaries.

         Union State Bank (the "Bank"), the Company's wholly-owned banking subsidiary, is a New York State chartered full-service commercial bank that was established in 1969. The Bank offers a complete range of community banking services to individuals, municipalities, corporations, and small and medium-size businesses at 24 locations in Rockland and Westchester counties, and one location each in Stamford, Connecticut and New York City. These services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial loans, personal loans, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs), debit cards, lock-box services and Internet banking.

         On August 31, 1998, the Company completed its acquisition of Tappan Zee Financial, Inc. ("Tappan Zee"), the parent company of Tarrytowns Savings Bank, FSB ("Tarrytowns") and TPNZ Preferred Funding Corporation ("TPNZ"). Tappan Zee was merged into the Company at the date of the merger and ownership of TPNZ was transferred to Tarrytowns. Tarrytowns operated as a wholly-owned subsidiary of the Company until April 30, 1999 when Tarrytowns was merged with and into the Bank and, as a result, TPNZ became a wholly-owned subsidiary of the Bank. TPNZ manages certain mortgage-backed securities and mortgage loans previously owned by the Bank and Tarrytowns. TPNZ qualifies as a Real Estate Investment Trust for income tax purposes.

         Dutch Hill Realty Corp., which manages problem assets and real estate acquired in foreclosure by the Bank, and U.S.B. Financial Services, Inc., which sells mutual funds, annuities and life insurance products in conjunction with an agreement with a third party brokerage and insurance firm, are both wholly-owned subsidiaries of the Bank.

         Union State Capital Trust I ("Trust I") and Union State Statutory Trust II ("Trust II") are Delaware and Connecticut business trusts established by the Company in 1997 and 2001, respectively, for the purpose of issuing trust capital securities (see Note 10).

         Ad Con, Inc., currently inactive, is a nonbank subsidiary of the Company.

2. ACQUISITION OF LA JOLLA BANK BRANCHES

         On December 1, 2000, the Bank completed the acquisition of the Stamford, Connecticut, and Manhattan, New York City, branches of La Jolla Bank ("La Jolla"). The two branches acquired had approximately $108.6 million in deposits that were assumed by the Bank. The Bank paid a premium of $7.1 million for the deposits acquired, which was recorded as an intangible asset. The premium is being amortized on a straight-line basis over an eight year period, which is the estimated average life of the core deposits assumed in the transaction. The Bank also acquired premises and equipment for $0.2 million and certain other assets totaling $0.1 million, and leased the branch offices from a related party of La Jolla. La Jolla retained its loan portfolio and lending operations in the New York area. Upon completion of the transaction, both branches began operating as Union State Bank branches.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank [including its wholly-owned subsidiaries: Dutch Hill Realty Corp., U.S.B. Financial Services, Inc., and TPNZ (since April 30, 1999)], Tarrytowns through April 30, 1999, the date of its merger with and into the Bank (including its wholly-owned subsidiary, TPNZ, through that date), Trust I and Trust II and Ad Con, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

         BASIS OF FINANCIAL STATEMENT PRESENTATION: The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and predominant practices used within the banking industry. All share and per share amounts are restated to reflect stock dividends (see Note
11). In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities as of the dates of the Consolidated Statements of Condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

         Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and OREO, management obtains independent appraisals for significant properties, which secure loans and for OREO.

         SECURITIES: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the Consolidated Statements of Condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are shown in accumulated other comprehensive income (loss).

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

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an Amendment of SFAS 133 (collectively, "SFAS No. 133"), the Company established accounting and reporting standards for derivative instruments and hedging activities. The Company, from time to time, uses interest rate contracts such as forward rate agreements, interest rate swaps and caps, as hedges against specific assets or liabilities. Contracts accounted for as hedges must meet certain criteria.

         SFAS No. 133 requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and be measured at fair value. This statement requires that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits changes in fair value of derivatives to be either offset against the changes in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         The Company adopted SFAS No. 133 on January 1, 2001. The Company was not required to record a transition or fair value adjustment as a result of the adoption of this statement, because no derivative instruments or embedded derivatives requiring application of this statement were outstanding as of January 1, 2001, or at any time during 2001. Upon adoption of SFAS No. 133, the Company reclassified certain securities from held to maturity to available for sale (see Note 4).

         TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF
LIABILITIES: The Company follows the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 140"), which establishes a consistent application of a financial-components approach that requires recognition of the financial and servicing assets the Company controls and the liabilities it has incurred, derecognition of financial assets when control has been surrendered and derecognition of liabilities when extinguished. SFAS No. 140 provides consistent guidelines for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the effective provisions of this statement as of December 15, 2000 and the remaining provisions effective as of April 1, 2001 did not have a material impact on the Company's Consolidated Financial Statements.

         LOANS: Loans are reported at the principal amount outstanding, net of unearned income and discounts, and the allowance for loan losses. Interest income on loans is recorded on an accrual basis unless an interest or principal payment is more than 90 days past due (with the exception of credit card loans for which the criteria is 180 days past due) or sooner if, in the opinion of management, there is a question as to the ability of the debtor to continue to make payments. At the time a loan

--------------------------------------------------------------------------------

is placed on nonaccrual status, interest accrued but not collected is reversed. Interest payments received while a loan is on nonaccrual status are either applied to reduce principal or, based on management's estimate of collectibility, recognized as income. Loans are returned to accrual status when factors indicating doubtful collectibility no longer exist.

         Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is accreted as an adjustment of the loan portfolio yield over the estimated contractual life of the related loan type.

         LOANS HELD FOR SALE: Loans held for sale are carried at the lower of aggregate cost or estimated fair value, and are reported separately in the Consolidated Statements of Condition as "Loans held for sale." Gains and losses on sales of loans held for sale are included in other income in the Consolidated Statements of Income.

         ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries of loans previously charged-off. Recoveries of real estate charge-offs that are incurred in connection with transfers to OREO, if any, generally reduce OREO expense - net, which is included in other non-interest income or other non-interest expense, rather than being treated as a recovery of a charged-off loan. Management also provides a reserve, which is included in other liabilities, related to contractually committed loans that have not yet been funded. A comprehensive evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes: the identification of past due loans, non-performing loans, impaired loans and potential problem loans; assessment of the current economic environment and applicable industries represented in the loan portfolio; geographic and customer concentrations of the loan portfolio; and review of historical loss experience.

         Management believes that the allowance for loan losses appropriately reflects the risk elements inherent in the loan portfolio. In management's judgment, the allowance is considered adequate to absorb losses inherent in the loan portfolio. While management uses available information to recognize probable loan losses, future adjustments to the allowance may be necessary based on changes in economic conditions, particularly in the Company's primary service areas. Regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgment of information available to them at the time of their examination.

         A loan is recognized as impaired when it is probable that either principal and/or interest are not collectible in accordance with the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan's effective rate, the loan's observable market price, or the estimated fair value of the collateral if the loan is collateral dependent. If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses if the impairment is considered to be permanent. Small homogenous loans such as residential mortgage, home equity, and installment loans are collectively evaluated for impairment.

         PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives (20 to 31 years for buildings and 3 to 10 years for furniture, fixtures and equipment) of the related assets. Amortization of leasehold improvements is computed on a straight-line basis over the term of the applicable lease or, if shorter, the estimated useful lives of the assets.

         OTHER REAL ESTATE OWNED: OREO includes properties acquired in full or partial satisfaction of loans. OREO properties are recorded at the lower of cost or estimated fair value, less estimated costs to sell. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Net costs of maintaining and operating foreclosed properties and any subsequent provisions for changes in valuation are charged or credited to operations when incurred. Gains and losses realized from the sale of OREO are included as part of other income or other non-interest expenses. Sales of OREO financed by the Bank are required to meet the Bank's underwriting standards.

         INCOME TAXES: The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting for deferred income taxes based on prevailing statutory regulation. The Company and its subsidiaries, with the exception of TPNZ, file a consolidated Federal income tax return and combined New York State income tax return. The Bank files separate Connecticut State and New York City income tax returns. In connection with the Company's filing of its 2000 income tax return, the Bank made an election to change from a calendar tax year to a 52/53 week tax year. TPNZ files a separate Federal income tax return and a separate New York State income tax return on a calendar year basis.

         ACCOUNTING FOR STOCK-BASED COMPENSATION: SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), establishes a fair value based method of accounting for stock-based

--------------------------------------------------------------------------------

compensation plans and encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the Company's stock. If the intrinsic value method of APB No. 25 is retained, SFAS No. 123 requires significantly expanded disclosure in complete financial statements, including disclosure of pro forma net income and earnings per common share as if the fair value based method were used to account for stock-based compensation. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company has elected to continue to measure compensation cost for employee stock compensation plans in accordance with the provisions of APB No. 25.

         EARNINGS PER COMMON SHARE ("EPS"): The Company computes EPS based upon the provisions of SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders (net income after preferred stock dividend requirements) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity, reduced by common stock that could be repurchased by the Company with the assumed proceeds of such exercise or conversion. Diluted EPS is based on net income available to common stockholders divided by the weighted average number of common shares outstanding and common equivalent shares ("adjusted weighted average shares"). Stock options granted but not yet exercised under the Company's stock option plans and restricted stock issued, but not yet vested, under the Company's recognition and retention stock plans are considered common stock equivalents for Diluted EPS calculations.

         REPORTING COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

         The Company's Statements of Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999 are presented as part of the Consolidated Statements of Changes in Stockholders' Equity.

         ACCOUNTING FOR BUSINESS COMBINATIONS: SFAS No. 141, "Business Combinations" ("SFAS No. 141") requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. The Company's adoption of SFAS No. 141 in 2001 did not have any impact on its Consolidated Financial Statements.

         CONSOLIDATED STATEMENTS OF CASH FLOW: For purposes of presenting the Consolidated Statements of Cash Flow, cash equivalents include cash and due from banks and federal funds sold.

         RECLASSIFICATIONS: Certain reclassifications have been made to prior year accounts to conform to the current year's presentation.

         PENDING ACCOUNTING PRONOUNCEMENTS:

         GOODWILL AND OTHER INTANGIBLE ASSETS: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles as goodwill, the reassessment of useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption. The Company's adoption of SFAS No. 142 on January 1, 2002 did not have any impact on its Consolidated Financial Statements.

         ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS: In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 144 on January 1, 2002 did not have any impact on its Consolidated Financial Statements.

--------------------------------------------------------------------------------
4. SECURITIES

         A summary of the amortized cost, estimated fair value, and related gross unrealized gains and losses of securities at December 31, 2001 and 2000 is as follows:

--------------------------------------------------------------------------------------------------------
                                                                              (000's)
                                                                          GROSS       GROSS    ESTIMATED
                                                           AMORTIZED UNREALIZED  UNREALIZED         FAIR
DECEMBER 31, 2001                                              COSTS      GAINS      LOSSES        VALUE
--------------------------------------------------------------------------------------------------------

AVAILABLE FOR SALE:
U.S. government agencies                                 $   106,953   $ 1,884  $      513   $  108,324
Mortgage-backed securities                                   325,753     3,947         517      329,183
Obligations of states and political subdivisions               1,532        74          --        1,606
Corporate securities                                          15,102        36         250       14,888
--------------------------------------------------------------------------------------------------------
Total securities available for sale                      $   449,340   $ 5,941  $    1,280   $  454,001
========================================================================================================
HELD TO MATURITY:
U.S. government agencies                                 $   124,926   $   149  $    2,035   $  123,040
Mortgage-backed securities                                   104,306       435         453      104,288
Obligations of states and political subdivisions              69,651     1,976         526       71,101
--------------------------------------------------------------------------------------------------------
Total securities held to maturity                        $   298,883   $ 2,560  $    3,014   $  298,429
========================================================================================================

--------------------------------------------------------------------------------------------------------
                                                                              (000's)
                                                                          GROSS       GROSS    ESTIMATED
                                                           AMORTIZED UNREALIZED  UNREALIZED         FAIR
DECEMBER 31, 2000                                               COST      GAINS      LOSSES        VALUE
--------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
U.S. government agencies                                 $   101,451   $ 2,031  $      752    $  102,730
Mortgage-backed securities                                   322,712     1,097       1,845       321,964
Obligations of states and political subdivisions               1,535        55          --         1,590
Corporate securities                                             564        75          14           625
--------------------------------------------------------------------------------------------------------
Total securities available for sale                      $   426,262   $ 3,258  $    2,611    $  426,909
========================================================================================================
HELD TO MATURITY:
U.S. government agencies                                 $   120,743   $     9  $    1,273    $  119,479
Mortgage-backed securities                                    44,358        50       1,081        43,327
Obligations of states and political subdivisions              60,489     1,800           7        62,282
--------------------------------------------------------------------------------------------------------
Total securities held to maturity                        $   225,590   $ 1,859  $    2,361    $  225,088
========================================================================================================


         Upon adoption of SFAS No. 133 on January 1, 2001, the Company reclassified certain held to maturity securities with a carrying value and fair value of approximately $9.6 million to available for sale securities. There was no effect on accumulated other comprehensive income (loss) as a result of this reclassification.
         During the years ended December 31, 2001, 2000 and 1999, gross realized gains from sales of securities available for sale were $2,067,000, $240,000, and $613,000, and gross realized losses were $3,000, $105,000, and $25,000, respectively.
         The following tables present the amortized cost of securities at December 31, 2001, distributed based on contractual maturity or earlier call date for securities expected to be called, and unaudited weighted average yields computed on a tax equivalent basis. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties, and due to monthly principal payments and prepayments for mortgage-backed securities, which are distributed to a maturity category based on estimated average lives.

--------------------------------------------------------------------------------
MATURITIES OF SECURITIES AVAILABLE FOR SALE
--------------------------------------------------------------------------------

                                                                              (000's, except percentages)

                                                            AFTER 1 BUT          AFTER 5 BUT
                                    WITHIN 1                   WITHIN 5            WITHIN 10            AFTER 10
                                        YEAR                      YEARS                YEARS               YEARS               TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
                                Amt.    Yield          Amt.        Yield      Amt.      Yield    Amt.     Yield        Amt.   Yield
-----------------------------------------------------------------------------------------------------------------------------------
U.S. government agencies      $ 9,996    7.06%     $ 76,976        7.33%  $ 19,981      6.36%  $    --       --%    $106,953   7.12%
Mortgage-backed securities      3,993    2.97       197,641        5.50    118,369      5.29     5,750     3.60      325,753   5.36
Obligations of states and
   political subdivisions          30    9.52         1,015        7.82        487      8.44        --       --        1,532   8.05

Other                              --      --           --           --         --        --    15,102     7.48       15,102   7.48
-----------------------------------------------------------------------------------------------------------------------------------
Total securities available
   for sale                  $ 14,019    5.90%     $275,632        6.02%  $138,837      5.46%  $20,852     6.41%    $449,340   5.86%
-----------------------------------------------------------------------------------------------------------------------------------
Estimated fair value         $ 14,126              $280,150               $139,052             $20,673              $454,001
===================================================================================================================================

MATURITIES OF SECURITIES HELD TO MATURITY
--------------------------------------------------------------------------------

                                                                              (000's, except percentages)

                                                           AFTER 1 BUT           AFTER 5 BUT
                                    WITHIN 1                  WITHIN 5             WITHIN 10          AFTER 10
                                        YEAR                     YEARS                 YEARS             YEARS               TOTAL
----------------------------------------------------------------------------------------------------------------------------------
                                Amt.    Yield         Amt.        Yield       Amt.      Yield     Amt.    Yield        Amt.   Yield
----------------------------------------------------------------------------------------------------------------------------------
U.S. government agencies     $ 10,000    7.00%     $ 34,982       7.03%   $ 79,944      6.55%   $   --      --%    $124,926    6.72%
Mortgage-backed securities         --      --            --                 11,610      2.83     92,696   3.28      104,306    3.23
Obligations of states and
   political subdivisions      11,485    6.90        26,613       8.19       5,812      7.55     25,741   7.52       69,651    7.68
-----------------------------------------------------------------------------------------------------------------------------------
Total securities held to
   maturity                  $ 21,485    6.95%       61,595       7.53%   $ 97,366      6.17%  $118,437   4.20%    $298,883   5.73%
-----------------------------------------------------------------------------------------------------------------------------------
Estimated fair value         $ 21,689              $ 62,871               $ 95,608             $118,261            $298,429
===================================================================================================================================

      Securities having a total carrying amount of approximately $499.5 million at December 31, 2001 were pledged to secure public deposits, as required or permitted by law, letters of credit and securities sold under agreements to repurchase transactions.

5. LOANS

         Major classifications of loans, including loans held for sale, at December 31 are as follows:

-------------------------------------------------------------------------------------------------------------
                                                                             (000's)
                                                  2001         2000           1999         1998         1997
-------------------------------------------------------------------------------------------------------------
Time and demand loans                        $ 125,508    $ 120,346       $104,114     $ 53,869     $ 33,947
Installment loans                               12,311       17,597         19,994       23,296       15,520
Credit card                                      6,577        7,273          7,794        8,338        8,042
Real estate loans
   - Commercial                                501,943      433,579        401,265      307,651      313,675
   - Residential                               211,942      195,258        174,525      157,137      129,461
   - Construction and land development         266,041      269,041        185,641      148,761       84,890
   - Home equity                                46,607       43,855         33,986       30,762       32,095
Other                                            3,885        2,774          2,863        3,710        5,739
-------------------------------------------------------------------------------------------------------------
Gross loans                                  1,174,814    1,089,723        930,182      733,524      623,369
Deferred commitment fees and unearned
     discount - net                             (3,868)      (2,942)        (2,679)      (2,156)      (1,377)
-------------------------------------------------------------------------------------------------------------
Total loans                                  1,170,946    1,086,781        927,503      731,368      621,992
Allowance for loan losses                      (12,412)     (11,338)       (10,687)      (8,889)      (8,260)
-------------------------------------------------------------------------------------------------------------
TOTAL LOANS, NET                            $1,158,534   $1,075,443       $916,816     $722,479     $613,732
=============================================================================================================

         At December 31, 2001 and 2000, there were no loans or commitments to close loans that were held for sale. The Bank sold two residential mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC") totaling $0.4 million in 2000.

         A substantial amount of the Company's commercial and residential lending activities are with customers located in the Company's primary service areas of Rockland and Westchester Counties, New York, as well as the remainder of the Metropolitan area. A substantial portion of the Company's customers' net worth is dependent on real estate values in the primary service areas.

         Credit policies, applicable to each type of lending activity, have been established, to evaluate the creditworthiness of each customer and, in most cases, require collateral to be pledged. Generally, credit extension does not exceed 80 percent of the estimated fair value of the collateral at the date of extension (with occasional exceptions at the discretion of management), depending on the evaluation of the borrower's creditworthiness. The fair value of collateral, primarily real estate, is monitored on an ongoing basis. While collateral provides a secondary source of repayment, the primary source of repayment is ordinarily based on the borrower's ability to generate continuing cash flow, which is a principal underwriting criteria for approving a loan.

         A summary of the allowance for loan losses for the years ended December 31 is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                        (000's, except percentages)

                                                         2001          2000          1999             1998            1997
----------------------------------------------------------------------------------------------------------------------------
Total loans                                        $1,170,946    $1,086,781      $927,503        $731,368        $621,992
----------------------------------------------------------------------------------------------------------------------------
Net loans outstanding at year end                   1,158,534     1,075,443       916,816         722,479         613,732
----------------------------------------------------------------------------------------------------------------------------
Average net loans outstanding during the year       1,101,091     1,003,279       815,709         657,171         582,267
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:

Balance at beginning of the year                      $11,338       $10,687        $8,889          $8,260          $6,402

Adjustment for pooling of company with different
     fiscal year end                                       --            --            --             (10)             --

Provision for credit losses charged to expense          1,684         3,125         2,285           1,239           2,362

Reclassification for credit losses related to
     unfunded loan commitments charged to expense
     and classified as other liabilities                 (336)           --            --              --              --
----------------------------------------------------------------------------------------------------------------------------
                                                       12,686        13,812        11,174           9,489           8,764
----------------------------------------------------------------------------------------------------------------------------
Charge-offs and recoveries during the year:

Charge-offs:

     Real estate                                          (65)       (2,376)           (9)            (75)           (339)

     Time and demand                                      (56)          (18)         (162)           (300)             (3)

     Installment                                         (237)         (229)         (394)           (319)           (327)

Recoveries:

     Time and demand                                       16            60            16               3             104

     Installment                                           68            89            62              91              61
---------------------------------------------------------------------------------------------------------------------------
Net charge-offs during the year                          (274)       (2,474)         (487)           (600)           (504)
---------------------------------------------------------------------------------------------------------------------------
Balance at year end                                   $12,412       $11,338       $10,687          $8,889          $8,260
---------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average net loans
     outstanding during the year                         0.02%         0.25%         0.06%           0.09%           0.09%

Ratio of allowance for loan losses to total loans
     outstanding at year end                             1.06%         1.04%         1.15%           1.22%           1.33%

Ratio of provision for credit losses to net
     charge-offs (times)                                 6.15          1.26          4.69            2.07            4.69
===========================================================================================================================

--------------------------------------------------------------------------------
         A summary of the Company's nonaccrual and restructured loans, OREO and related interest income not recorded on nonaccrual loans as of and for the years ended December 31 is as follows:

----------------------------------------------------------------------------------------------------------------
                                                                     (000's, except percentages)

                                                       2001       2000       1999           1998           1997
----------------------------------------------------------------------------------------------------------------

Nonaccrual loans at year end                        $20,703    $19,720     $2,618         $2,335         $7,254

OREO at year end                                         34         34         34            415          2,021

Restructured loans at year end                          152        155        562            718            867

Additional interest income that would
 have been recorded if these borrowers had
 complied with contractual loan terms                 1,316        455         85            123            542

Non-performing assets to total assets at year end      1.02%      1.05%      0.16%          0.21%          0.80%
================================================================================================================

         Substantially all of the nonaccruing loans are collateralized by real estate, except for certain loans made by the Bank to Bennett Funding Group ("Bennett"), a lease finance company, which are collateralized by cash and lease receivables. At December 31, 2001, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances, except as further described below with respect to a real estate construction loan in the amount of $19.5 million.

         At December 31, 2001, there are loans aggregating approximately $50,000, which are not on nonaccrual status, that were potential problem loans that may result in their being placed on nonaccrual status in the future. Accruing loans that are contractually past due 90 days or more at December 31, 2001 are immaterial.

         At December 31, 2001 and 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 approximated $20.6 million and $19.7 million, of which $20.4 million and $19.5 million, respectively, were in nonaccrual status. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999 was approximately $20.0 million, $5.8 million and $1.5 million, respectively. For the years ended December 31, 2001, 2000 and 1999, interest income recognized by the Company on impaired loans was not material. A restructured loan in the amount of $0.2 million at December 31, 2001 and 2000 that is considered to be impaired due to a reduction in the contractual interest rate is on accrual status since the collateral securing the loan is sufficient to protect the contractual principal and interest. The loan has been performing for a reasonable period of time. Interest accrued on restructured loans and not yet collected as of December 31, 2001, 2000 and 1999 is immaterial.

         As applicable, each impaired loan has a related allowance for loan losses. The total allowance for loan losses specifically allocated to impaired loans was $1.6 million and $1.4 million as of December 31, 2001 and 2000, respectively.

         On November 9, 2000, the Company reclassified a real estate construction loan in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. As a result of the impairment of this loan, $2.2 million was charged-off in the fourth quarter of 2000, reducing the loan balance to $17.5 million, while the provision for credit losses was increased by $1.3 million for this loan. During the year ended December 31, 2001, "protective advances" of $0.6 million were made in connection with payments of real estate taxes and common charges, which increased the recorded loan balance to $18.1 million. During 2001, the Bank also advanced $1.4 million to be used for completion of the project, which further increased the balance to $19.5 million as of December 31, 2001. The Bank has agreed to lend up to an additional $3.1 million to fund the completion of the project and facilitate sales, which proceeds will reduce the Bank's loan. The Company has provided a specific allocation of the allowance for loan losses of $1.6 million for this loan as of December 31, 2001. The Bank is currently proceeding with a foreclosure action on 35 unsold condominium units as of December 31, 2001 and other real estate, which collateralizes the loan, pending sales of the units and repayment of the loan. The loan is also personally guaranteed by the principals, and such guarantees will be pursued to recover losses incurred in connection with the loan. The personal guarantees have not been considered in determining the amount of the charge-off or allowance for loan losses applicable to this loan.

         At December 31, 2001 and 2000, the Bank has approximately $0.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett, which filed for bankruptcy protection during 1996. Collection of the Bank's loans continues to be delayed by the bankruptcy proceedings. However, as a result of a favorable ruling in 1998 by the Bankruptcy Court, the Bank has collected payments of $2.6 million, reducing the original balance of $3.3 million to $0.7 million. A total of $0.4 million was charged-off in 1999 and

1998, further reducing the recorded balance of the loans to $0.3 million. The ruling by the Bankruptcy Court was appealed by the Trustee, and in November 2000, the District Court reaffirmed the lower Court ruling. The Trustee has appealed the decision further to the U.S. Circuit Court of Appeals for the Second Circuit. The Bennett loans are on nonaccrual status. In addition, the Trustee contends that the Bank received payments from Bennett under the theory of fraudulent conveyance. If the Trustee is successful, the Bank would be liable for loan payments aggregating $9.5 million received from Bennett for the six year period preceding the bankruptcy filing date of March 1996. The Bankruptcy Court dismissed a significant portion of the Trustee's fraudulent conveyance claims. Management believes, based on advice of legal counsel, that it will also prevail with regard to the remaining fraudulent conveyance claims.


--------------------------------------------------------------------------------
      A summary of impaired loans by loan amount, loan type and measurement method is as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                             (000's)
                                                                                        As of December 31,
                                                                       2001                                       2000
                                                       PRESENT VALUE            FAIR VALUE          Present Value        Fair Value
                                                         OF EXPECTED                    OF            Of Expected                Of
                                                          CASH FLOWS            COLLATERAL             Cash Flows        Collateral
------------------------------------------------------------------------------------------------------------------------------------
Real estate - commercial                                     $19,514                 $819                 $17,500           $1,214
Real estate - secured                                             --                   --                      --              600
Commercial installment and other                                 305                   --                     375               --
----------------------------------------------------------------------------------------------------------------------------------
Totals                                                       $19,819                 $819                 $17,875           $1,814
===================================================================================================================================


6. PREMISES AND EQUIPMENT

         A summary of premises and equipment at December 31 is as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          2001            (000's)               2000
------------------------------------------------------------------------------------------------------------------------------------
Land                                                                                    $2,882                                $2,882
Buildings                                                                                7,817                                 7,784
Leasehold improvements                                                                     176                                   262
Furniture, fixtures and equipment                                                        7,120                                 7,213
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        17,995                                18,141
Less accumulated depreciation and amortization                                           6,652                                 6,142
------------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                            $11,343                               $11,999
====================================================================================================================================

         The Bank leases certain premises and equipment under noncancellable operating leases. Certain of these lease agreements provide for periodic increases in annual rental payments based on current price indices, renewal options for varying periods and purchase options at amounts which are expected to approximate the fair values of the related assets at the dates the options are exercisable.

         Rent expense for premises and equipment was $928,000 in 2001, $851,000 in 2000, and $920,000 in 1999.

         The Bank leases a portion of its owned properties to tenants under operating leases expiring in 2005 and recorded rental income of approximately $250,000 in 2001, $231,000 in 2000 and $373,000 in 1999.

         As of December 31, 2001 future minimum lease payments are as follows:

---------------------------------------------------------------
            YEARS ENDING DECEMBER 31,                (000's)
---------------------------------------------------------------
                     2002                         $   905
                     2003                             865
                     2004                             645
                     2005                             555
                     2006                             309
               After 2006                           1,055
---------------------------------------------------------------
Total minimum lease payments                      $ 4,334
===============================================================

--------------------------------------------------------------------------------
As of December 31, 2001 future minimum lease receipts are as follows:

--------------------------------------------------------------
            YEARS ENDING DECEMBER 31,             (000's)
--------------------------------------------------------------
                                 2002               $211
                                 2003                213
                                 2004                215
                                 2005                117
--------------------------------------------------------------
         Total minimum lease receipts               $756
==============================================================

         During the fourth quarter of 2001, the Bank entered into a commitment to purchase a building in Goshen, New York for $425,000, and in February 2002, entered into a commitment to lease premises in Yonkers, New York, for an annual rental of $27,000 for a term of one year.

7. DEPOSITS

         A summary of deposits at December 31 is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                                                   (000's)
                                                                                      2001                      2000
-----------------------------------------------------------------------------------------------------------------------
NON-INTEREST BEARING DEPOSITS:
Individuals, partnerships and corporations                                       $ 194,982                 $ 175,846
Certified and official checks                                                       12,260                    10,144
States and political subdivisions                                                    3,569                     3,427
-----------------------------------------------------------------------------------------------------------------------
Total non-interest bearing deposits                                                210,811                   189,417
-----------------------------------------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS:
NOW accounts                                                                        76,227                    73,090
Money market accounts                                                               70,888                    60,047
Savings deposits                                                                   428,814                   379,663
Time deposits of individuals, partnerships and corporations                        406,515                   454,754
States and political subdivisions                                                  156,997                   259,970
IRA's and Keogh's                                                                   75,706                    72,546
-----------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits                                                  1,215,147                 1,300,070
-----------------------------------------------------------------------------------------------------------------------
Total deposits                                                                  $1,425,958                $1,489,487
=======================================================================================================================

         Time deposits, including IRA's and Keogh's and time deposits of states and political subdivisions, classified by time remaining to maturity for each of the five years following December 31, 2001 are as follows:
----------------------------------------------------------
                                              (000's)
----------------------------------------------------------
Less than 12 months                          $485,581
Over 12 months through 24 months              106,273
Over 24 months through 36 months               13,074
Over 36 months through 48 months                1,681
Over 48 months through 60 months                9,323
----------------------------------------------------------
Total                                        $615,932
==========================================================

         At December 31, 2001 and 2000, certificates of deposit and other time deposits of $100,000 or more totaled $261,847,000 and $367,642,000, respectively. Certificates of deposit and other time deposits of $100,000 or more include deposits of states and political subdivisions, which are acquired on a bid basis. At December 31, 2001, such deposits classified by time remaining to maturity were as follows:
------------------------------------------------------------
                                                  (000's)
------------------------------------------------------------
3 months or less                                 $156,237
Over 3 months through 6 months                     43,915
Over 6 months through 12 months                    26,470
Over 12 months                                     35,225
------------------------------------------------------------
Total                                            $261,847
============================================================

--------------------------------------------------------------------------------
8. INCOME TAXES

         The components of the provision for income taxes for the years ended December 31 are as follows:

-----------------------------------------------------------
                                        (000's)
                       2001              2000         1999
-----------------------------------------------------------
FEDERAL:
     Current         $ (629)          $ 9,955      $ 8,374
     Deferred        10,383              (602)        (791)
STATE:
     Current             88             1,107        2,585
     Deferred         1,024              (192)        (268)
-----------------------------------------------------------
Total               $10,866           $10,268      $ 9,900
====================================================-------

         The income tax provision includes income taxes related to net gains on securities transactions of approximately $857,000, $56,000 and $246,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         The tax effects of temporary differences that give rise to the significant portions of the deferred tax (liability) asset, net at December 31, 2001 and 2000 are as follows:

-------------------------------------------------------------
                                              (000's)
                                          2001       2000
-------------------------------------------------------------
DEFERRED TAX (LIABILITY) ASSET, NET:
Allowance for loan losses and reserve
    for unfunded loan commitments      $ 5,374     $4,744
Deferred compensation and benefit
     plan expenses                       1,564      1,413
Deferred loan fees, net                  1,580      1,231
Depreciation and other, net                803        613
Accrued dividend from
     wholly-owned subsidiary (TPNZ)
     on different tax year             (12,727)        --
Fair value adjustment, available for
     sale securities                    (1,936)      (270)
-------------------------------------------------------------
Total deferred tax (liability) asset,  $(5,342)    $7,731
  net
=============================================================

         The tax effect on the fair value adjustment of available for sale securities is a component of other comprehensive income (loss).

         Management believes it is more likely than not that deferred tax assets will be realized.

         The following is a reconciliation of the statutory Federal income tax rate to the effective income tax rate as a percentage of income before taxes for the years ended December 31:


---------------------------------------------------------------
                                    2001     2000     1999
---------------------------------------------------------------

Statutory Federal income tax rate    35.0%    35.0%    35.0%

Interest on tax exempt obligations
     of states and political
     subdivisions                    (3.1)    (3.0)    (3.4)

State income taxes, net of Federal
     tax benefit                      2.3      2.0      5.7


Other                                 0.2      0.4     (0.1)
---------------------------------------------------------------
Effective tax rate                   34.4%    34.4%    37.2%
===============================================================

         At December 31, 2001, the Bank, as successor to Tarrytowns as a result of its merger with and into the Bank, has Federal tax bad debt reserves of $1.2 million, which becomes taxable upon the occurrence of certain events. A deferred tax liability has not been recognized with respect to these reserves for Federal tax purposes since the Company does not expect that such amounts will become taxable in the foreseeable future. At December 31, 2001, the unrecognized deferred tax liability with respect to the Federal tax bad debt reserves was approximately $0.4 million. Under the tax law, as amended, events that would result in taxation of these reserves include redemptions of the Bank's stock or certain excess distributions, or a change in the tax law. As a result of the merger of Tarrytowns with and into the Bank, tax bad debt reserves for state purposes totaling $5.2 million became taxable in 1998.

9. BORROWINGS AND LONG-TERM DEBT

         The Company utilizes borrowings primarily to meet funding requirements for its asset growth and to manage its interest rate risk. Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York ("FHLB") advances.

         Short-term securities sold under agreements to repurchase mature between one and 365 days. The Bank may borrow up to $200.0 million from three primary investment firms under master security sale and repurchase agreements. There were no outstanding borrowings under these agreements at December 31, 2001. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At December 31, 2001, the Bank had short-term repurchase agreements of $1.3 million outstanding, which were collateralized by securities with an aggregate carrying value and estimated fair value of $1.3 million. At December 31, 2000, the Bank had $0.5 million of such short-term borrowings outstanding, which were collateralized by securities with an aggregate carrying value and estimated fair value of $0.5 million.

         Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $73.0 million. At December 31, 2001 and 2000, the Bank had no federal funds purchased balances outstanding.


--------------------------------------------------------------------------------
         Short-term FHLB advances are borrowings with original maturities of between one and 365 days. At December 31, 2001 and 2000, the Bank had no such short-term FHLB advances outstanding.

         Additional information with respect to short-term borrowings for the three years ended December 31, 2001, 2000 and 1999 is presented in the following table.

-----------------------------------------------------------
                                (000's, except percentages)

SHORT-TERM BORROWINGS             2001      2000      1999
-----------------------------------------------------------
Balance at December 31         $ 1,279  $    514  $177,355

Average balance outstanding    $ 2,687  $ 92,800  $ 65,128

Weighted average interest
   rate

      As of December 31          1.68%     6.02%     5.74%

      Paid during the year       5.16%     6.11%     5.49%
===========================================================

         The Bank has long-term borrowings, which have original maturities of over one year, of $302.0 million and $225.0 million of securities sold under agreements to repurchase as of December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, these borrowings have original terms of between five and ten years at interest rates between 4.33 percent to 6.08 percent that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of December 31, 2001 and 2000, these borrowings were collateralized by securities with an aggregate carrying value of $306.3 million and $257.1 million, and an estimated fair value of $305.7 million and $254.8 million, respectively.

         At December 31, 2001, long-term FHLB advances totaled $114.3 million at interest rates of between 3.49 percent to 6.72 percent, compared with $17.7 million at December 31, 2000, at interest rates of between 5.12 percent to 6.72 percent. Advances at December 31, 2001 include $14.3 million of amortizing advances having scheduled periodic payments, $30.0 million that are payable at maturity, and $70.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. The advances may not be repaid by the Bank prior to the scheduled payment dates without penalty. At December 31, 2001 and 2000, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $138.2 million and $19.8 million, respectively.

         At December 31, 2001, the Bank had the ability to borrow approximately $347.0 million under additional collateralized transactions through securities sold under agreements to repurchase and FHLB advances. The Bank may also borrow an additional $73.0 million under overnight federal funds lines.

         At December 31, 2001 and 2000, the Bank held 208,146 and 341,395 shares of capital stock of the FHLB with a carrying value of $20.8 million and $34.1 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits a bank's borrowings to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

         A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at December 31, 2001, with comparative totals for December 31, 2000 and 1999 is as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                   (000's, except percentages)
                                                          AFTER 1
                                          WITHIN       BUT WITHIN            AFTER           2001           2000          1999
LONG-TERM BORROWINGS                      1 YEAR          5 YEARS          5 YEARS          TOTAL          TOTAL         TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Contractual Payment/Expected Call
   Date:

   Total long-term borrowings           $ 3,402         $ 59,080         $353,809       $416,291        $242,730      $196,420

   Weighted average interest rate          5.76%            4.53%            5.13%          5.05%           5.51%         5.33%
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10. CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

         On February 5, 1997, the Company completed its issuance of trust capital securities ("Capital Securities") that raised $20 million of capital ($18.8 million net proceeds after issuance costs). The 9.58 percent Capital Securities, due February 1, 2027, were issued by Trust I, a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust I advanced the proceeds to the Company by purchasing junior subordinated debt of the Company. The Capital Securities may not be redeemed, except under limited circumstances, until February 1, 2007, and thereafter at a premium which reduces over a ten year period. The Company may also reduce outstanding Capital Securities through open market purchases. Dividends are paid semiannually in February and August. In February 1997, the Company made an additional capital contribution of $14.5 million to the Bank and also redeemed the Company's existing outstanding preferred stock in the amount of $3,250,000 with a portion of the proceeds from the Capital Securities. The remaining proceeds were used for general corporate purposes.

         On July 31, 2001, the Company completed its second issuance of Capital Securities that raised an additional $20 million of regulatory capital ($19.4 million net proceeds after issuance costs). The Capital Securities pay interest on a floating rate basis, based on three month LIBOR plus 358 basis points, with the initial rate set at 7.29 percent (current rate as of December 31, 2001 of 5.85 percent), which resets October, January, April and July of each calendar year. The Capital Securities, due July 31, 2031, were issued by Trust II, a Connecticut business trust that was formed by the Company solely to issue the Capital Securities and related common stock. The Trust advanced the proceeds to the Company by purchasing junior subordinated debt of the Company. The Capital Securities may not be redeemed, except under limited circumstances, until July 31, 2006, and thereafter at a premium which reduces over a five year period. The Company may also reduce outstanding Capital Securities through open market purchases. Dividends will be paid quarterly in October, January, April and July. The proceeds from the sale of the Capital Securities were used for general corporate purposes, including an additional capital contribution to the Bank of $17.0 million, which was made in August 2001.

         Capital Securities qualify as Tier I or core capital for the Company under the Federal Reserve Board's risk-based capital guidelines to the extent such Capital Securities equal 25 percent or less of Tier I Capital. Amounts in excess of the foregoing amount will qualify as Tier II or Total Capital. Payments on the junior subordinated debt, which are in turn passed through the Trusts to the Capital Securities holders, will be serviced through existing liquidity and cash flow sources of the Company. The Company is permitted to deduct interest payments on the Capital Securities under current Federal tax law.

         As long as no default has occurred and is continuing, the Company has the right under the junior subordinated indentures to defer the payment of interest at any time or from time to time for a period not exceeding five years for any one extension (each such period an "Extension Period"); provided, however, that no Extension Period may extend beyond the stated maturity of the junior subordinated debt securities. During any Extension Period, the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company's capital stock (which includes common and preferred stock), (ii) make any payment of principal, interest or premium, if any, on, or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the junior subordinated debt securities, or (iii) make any guarantee payments with respect to any guarantee by the Company of the debt securities of any subsidiary of the Company if such guarantee ranks pari passu with or junior in interest to the junior subordinated debt securities, in each case subject to certain exceptions.

         Pursuant to the terms of the documents governing the Company's junior subordinated debt and the Capital Securities of the Trusts, if the Company is in default under such securities, the Company is prohibited from repurchasing or making distributions, including dividends, on or with respect to its common or preferred stock and from making payments on any debt or guarantees which rank pari passu or junior to such securities.

         In addition, under the terms of the indentures governing its junior subordinated debt, the Company may not merge or consolidate with, or sell substantially all of its assets to, any other corporation, person or entity unless: (a) the surviving corporation is a domestic corporation which expressly assumes the Company's obligations with respect to the junior subordinated debt and the Capital Securities and related documents; (b) there is no, and the merger or other transaction would not cause a, default under any of the junior subordinated debt; and (c) certain other conditions are met.

11. STOCKHOLDERS' EQUITY

         The Company declared a 10 percent and 5 percent common stock dividend to stockholders of record on January 8, 2002 and May 1, 2000, which were distributed on January 22, 2002 and May 15, 2000, respectively. The weighted average common shares outstanding and per common share amounts have been adjusted to reflect all stock dividends and splits.

         The ability of the Company and the Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At December 31, 2001, the Bank could pay dividends to the Company of $36.2 million without having to obtain prior regulatory approval.

         The Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the Capital Securities or related junior subordinated debt, or if the Company elects to defer payment for up to five years as permitted under the terms of the Capital Securities and related junior subordinated debt (see Note 10).

         In December 1993, the Company implemented a Dividend Reinvestment Plan ("DRIP"), which allows stockholders to invest cash dividends in shares of the Company's common stock at fair value and to purchase additional common stock at fair value of up to $2,500 per quarter. The DRIP was suspended for dividends paid after January 1, 1996. As of December 31, 2001, 200,000 shares of common stock are authorized for issuance in connection with the DRIP, of which 98,020 shares have been issued.

         During 2001, 2000 and 1999, TPNZ declared and paid dividends totaling $10,560, $10,720 and $10,960, respectively, to its non-affiliate minority-interest junior preferred stockholders.

         The Company issued 14,700 shares of treasury stock in 2001 in connection with the exercise of stock options. In addition, the Company purchased 188,485, 340,654 and 298,079 common shares at fair value for the treasury in 2001, 2000 and 1999, respectively. Certain treasury stock purchases were made in connection with previously announced stock repurchase programs discussed below. The remaining treasury stock purchases were made in connection with common stock tendered for exercise of stock options. Treasury shares also increased 104,713 and 32,983 in 2001 and 2000, respectively, as a result of stock dividends.

         On December 18, 2001, September 27, 2000, December 28, 1999 and April 21, 1999, the Company's Board of Directors authorized the repurchase of up to 330,000, 330,000, 346,500 and 404,250 (adjusted for common stock dividends) common shares, or approximately 1.8 percent, 1.8 percent, 2.0 percent and 2.2 percent (as determined at the time of the authorizations), respectively, of the Company's outstanding common stock. Repurchases of common stock have been authorized to be made from time to time in open-market and private transactions as, in the opinion of management, market conditions may warrant. The repurchased common shares are held as treasury stock and will be available for general corporate purposes. For the years ended December 31, 2001, 2000 and 1999, the Company purchased 79,900, 307,556 and 293,400 shares of treasury stock under the repurchase plans at an aggregate cost of approximately $1.1 million, $4.3 million and $4.2 million, respectively.

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

         In connection with the Bank's Key Employee Supplemental Investment Plan ("KESIP"), amounts deferred by participating employees and contributed by the Bank are invested in Company stock. This investment in Company stock of $1,178,000 at December 31, 2001 and $856,000 at December 31, 2000 is included in common stock held for benefit plans, at cost, which is shown as a reduction of stockholders' equity. The related deferred compensation obligation is also shown as a component of stockholders' equity (see Note 17).

12. REGULATORY MATTERS

         The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and, also with respect to the Bank, regulatory framework for prompt corrective action, the Company and the Bank must meet or exceed specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices and as presented in the following table. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.


------------------------------------------------------------------------------------------------------------------------------------

                                                                        (000's, except percentages)

                                                        ACTUAL                                                            MINIMUM
                                                                                          MINIMUM          TO BE WELL CAPITALIZED
                                                                                      FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                                                ADEQUACY PURPOSES               ACTION PROVISIONS
------------------------------------------------------------------------------------------------------------------------------------

COMPANY                                         AMOUNT         RATIO         AMOUNT         RATIO         AMOUNT            RATIO
------------------------------------------------------------------------------------------------------------------------------------

AS OF DECEMBER 31, 2001

     Total Capital (to Risk Weighted
        Assets)                               $178,787         14.03%      $101,930           8.0%           N/A              N/A

     Tier I Capital (to Risk Weighted
        Assets)                                166,039         13.03         50,965           4.0            N/A              N/A

     Tier I Capital (to Average Quarterly
        Assets)                                166,039          8.19         81,072           4.0            N/A              N/A


As of December 31, 2000

     Total Capital (to Risk Weighted
        Assets)                               $141,299         11.93%       $94,750           8.0%           N/A              N/A

     Tier I Capital (to Risk Weighted
        Assets)                                129,961         10.97         47,375           4.0            N/A              N/A

     Tier I Capital (to Average Quarterly
        Assets)                                129,961          7.12         54,774           3.0            N/A              N/A
------------------------------------------------------------------------------------------------------------------------------------

BANK
------------------------------------------------------------------------------------------------------------------------------------

AS OF DECEMBER 31, 2001

     Total Capital (to Risk Weighted
        Assets)                               $171,779         13.53%      $101,549           8.0%      $126,936             10.0%

     Tier I Capital (to Risk Weighted
        Assets)                                159,031         12.53         50,775           4.0         76,162              6.0

     Tier I Capital (to Average Quarterly
        Assets)                                159,031          7.88         80,689           4.0        100,861              5.0

AS OF DECEMBER 31, 2000

     Total Capital (to Risk Weighted
        Assets)                               $137,176         11.61%       $94,545           8.0%      $118,181             10.0%

     Tier I Capital (to Risk Weighted
        Assets)                                125,838         10.65         47,272           4.0         70,909              6.0

     Tier I Capital (to Average Quarterly
        Assets)                                125,838          6.91         54,672           3.0         91,121              5.0
====================================================================================================================================

N/A - Not Applicable


         Capital ratios are computed excluding net unrealized gains or losses on available for sale securities, net of tax, which is included in the accumulated other comprehensive income (loss) component of stockholders' equity for financial reporting purposes.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain or exceed minimum capital amounts and ratios as defined in the regulations and set forth in the above tables. Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements, to which they are subject and are considered "well capitalized" under regulatory guidelines.

         As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC"), the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that assessment.

--------------------------------------------------------------------------------

13. EARNINGS PER COMMON SHARE

         The computation of basic and diluted earnings per common share for the years ended December 31 is as follows:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (000's, except share amounts)
                                                                       2001                     2000                     1999
-----------------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
   Net income                                                       $20,761                  $19,612                  $16,685
   Less preferred stock dividends                                        11                       11                       11
-----------------------------------------------------------------------------------------------------------------------------------
   Numerator for basic and diluted earnings per
     common share - net income available to
     common stockholders                                            $20,750                  $19,601                  $16,674
===================================================================================================================================
DENOMINATOR:
   Denominator for basic earnings per commonshare -
   weighted average shares                                       18,308,347               18,195,110               18,341,089
   Effects of dilutive securities:
     Director and employee stock options                            435,206                  561,663                  745,809
     Restricted stock not vested                                      2,064                    2,164                    3,191
-----------------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per common                      18,745,617               18,758,937               19,090,089
   share - adjusted weighted average shares
===================================================================================================================================
Basic earnings per common share                                       $1.13                    $1.08                    $0.91
Diluted earnings per common share                                     $1.11                    $1.04                    $0.87
===================================================================================================================================

Note 17 describes the Company's director and employee stock option and recognition and retention plans.


14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of the estimated fair values for certain financial instruments. The estimated fair values disclosed below are as of December 31, 2001 and 2000, and have been determined by using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as changes in expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the determination of the estimated fair values.

         The fair value estimates presented in the following table are based on pertinent information available to the Company as of December 31, 2001 and 2000. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2001 and 2000, and therefore, current estimates of fair value may differ significantly from the amounts that follow.

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          AS OF DECEMBER 31,
                                                                               2001                            2000
                                                                                      ESTIMATED                       Estimated
                                                                       CARRYING            FAIR        Carrying            Fair
                                                                         AMOUNT           VALUE          Amount           Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                                        (In millions)
Cash, cash equivalents and other short-term investments                $   70.1        $   70.1        $   74.9        $   74.9
Securities, FHLB stock, and accrued interest and dividends
   receivable                                                             778.5           778.1           693.3           692.8
Loans and accrued interest receivable                                   1,163.8         1,172.1         1,082.8         1,083.0

LIABILITIES:
Deposits without stated maturities and accrued interest payable           810.2           810.2           726.1           726.1
Time deposits and accrued interest payable                                619.8           625.1           769.0           773.2
Securities sold under agreements to repurchase and accrued
   interest payable                                                       304.9           320.7           226.7           231.7
FHLB advances and accrued interest payable                                114.9           118.0            17.8            17.7
Corporation - Obligated mandatory redeemable capital securities of
   subsidiary trusts and accrued interest payable                          41.0            40.3            20.8            19.2
====================================================================================================================================

         Fair value methods and assumptions are as follows:

         CASH, CASH EQUIVALENTS AND OTHER SHORT-TERM INVESTMENTS - The carrying amount is a reasonable estimate of fair value.

         SECURITIES, FHLB STOCK, AND ACCRUED INTEREST AND DIVIDENDS RECEIVABLE - The fair value of securities is estimated based on quoted market prices or dealer quotes, if available. If a quote is not available, fair value is estimated using quoted market prices for similar securities. The fair value of FHLB stock is stated at redemption value, which equals its carrying value. Accrued interest and dividends are stated at their carrying amount.

         LOANS AND ACCRUED INTEREST RECEIVABLE - For certain homogeneous fixed rate categories of loans, such as residential mortgages, fair value is estimated using quoted market prices for securities backed by similar loans. The fair value of other fixed rate loans has been estimated by discounting projected cash flows using current rates for similar loans with equivalent credit risk. For loans for which there has been no impairment in credit risk and which reprice frequently to market rates, the carrying amount is a reasonable estimate of fair value. The fair value of impaired and nonaccrual loans is estimated by reducing such amounts by specific and general loan loss allowances. Accrued interest is stated at its carrying amount.

         DEPOSITS WITHOUT STATED MATURITIES AND ACCRUED INTEREST PAYABLE - The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, money market accounts and savings accounts, is equal to the amount payable on demand. Accrued interest payable, as applicable, is stated at its carrying amount.

         TIME DEPOSITS AND ACCRUED INTEREST PAYABLE - The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered at the reporting date for deposits of similar remaining maturities. Accrued interest payable is stated at its carrying amount.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, FHLB ADVANCES, CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS AND ACCRUED INTEREST PAYABLE - The carrying amount is a reasonable estimate of fair value for borrowings which are either short-term or for which applicable interest rates reprice based upon changes in market rates. For medium and long-term fixed rate borrowings, fair value is based on discounted cash flow through contractual maturity, or earlier call date if expected to be called, at rates currently offered at the balance sheet date for similar terms. Accrued interest payable is stated at its carrying amount.

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - As described in
Note 16, the Company is a party to financial instruments with off-balance sheet risk at December 31, 2001 and 2000. Such financial instruments include commitments to extend permanent financing and letters of credit. If the commitments are

--------------------------------------------------------------------------------
exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the commitments expire, the Company retains any fees paid by the counter party to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 2001 and 2000, approximates the recorded amounts of the related fees, which are not material to the consolidated financial position of the Company.

15. RELATED PARTY TRANSACTIONS

         A summary of the transactions for the years ended December 31, 2001 and 2000, with respect to loans (in excess of $60,000 with respect to each party) to directors, senior executive officers, stockholders whose ownership equals or exceeds 10 percent, and companies in which such related party has a 10 percent or more beneficial interest is as follows:

--------------------------------------------------------------------------------
                                               (000's)
                                          2001        2000
--------------------------------------------------------------------------------
Balance, January 1,                     $  936     $   959
New loans                                   --         396
Borrowers no longer considered
  to be related parties                     --         (33)
Repayments, other reductions              (102)       (386)
-------------------------------------------------------------------------------
Balance, December 31,                   $  834     $   936
===============================================================================

         The Company has made payments to organizations in which certain directors have a beneficial interest for services rendered by such organizations. Except as discussed below, such payments are not considered to be material in the aggregate. Fees of approximately $145,000, $25,000 and $26,000 in 2001, 2000 and 1999, respectively, were paid to a law firm in which a director is a partner. This law firm also represented the Bank for loan closings for which additional fees of approximately $680,000, $800,000 and $500,000 in 2001, 2000 and 1999, respectively, were paid by customers of the Bank.

16. COMMITMENTS AND CONTINGENCIES

         At December 31, 2001, the Company and Bank are committed under employment agreements with the Chairman, President and Chief Executive Officer ("CEO"), Senior Executive Vice President and Chief Credit Officer, and Senior Executive Vice President and Chief Financial Officer requiring an annual salary of $650,000, $225,000 and $225,000, respectively; annual bonus payments equal to six, one and one percent of net income (as defined) of the Company under the Executive Incentive Bonus Plan, respectively (see Note 17); and annual stock option grants of 122,984 shares, 46,120 shares and 46,120 shares, respectively, issued at fair value at the date of grant (110 percent of fair value for incentive stock options if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant); and other benefits for the term of the agreements. The CEO's employment agreement, as amended November 8, 2000, is for a five-year term, expiring November 16, 2003, while the Senior Executive Vice Presidents' agreements, as amended October 25, 2001, are for three-year terms, expiring October 25, 2004. The CEO's contract also requires minimum annual salary increases of $30,000. All of the agreements include change in control provisions, requiring certain payments, including an amount equal to three times annual salary and bonus payments (as defined), in the event of a voluntary or involuntary termination in connection with a change in control of the Company or the Bank.

         In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying Consolidated Financial Statements. At December 31, 2001 and 2000, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines approximated $430.9 million and $360.0 million, and outstanding letters of credit totaled $40.3 million and $38.3 million, respectively. Such amounts represent the maximum risk of loss on these commitments.

         The Bank is an approved FHLMC seller/servicer. At December 31, 2001, the principal balance of the loans sold or exchanged with FHLMC that remain uncollected totaled $31.2 million. The Bank is committed to service these loans.

         In connection with its asset and liability management program, the Bank was party to a protected rate agreement ("cap") that expired in 1999 and had a notional amount of $2.0 million at the time of expiration. The premium paid in the amount of $85,000 was deferred and amortized over the five-year life of the cap.

         The Company, from time to time, enters into forward commitments to sell residential first mortgage loans to reduce market risk associated with originating and holding loans for sale. A risk associated with these commitments arises from the Company's potential inability to generate loans to fulfill the contracts. To control the risk associated with changes in interest rates, the Company may also use options to hedge loans closed and expected to close. No such contracts were outstanding at December 31, 2001 and 2000.

         A summary of all commitments and significant contractual obligations discussed in this Note, as well as

--------------------------------------------------------------------------------

other Notes to the Consolidated Financial Statements (with applicable references) are summarized below:

                                             AFTER 1    AFTER 3
                                                 BUT        BUT
                                   WITHIN   WITHIN 3   WITHIN 5    AFTER 5
CONTRACTUAL OBLIGATIONS            1 YEAR      YEARS      YEARS      YEARS      TOTAL
--------------------------------------------------------------------------------------
Operating Lease Obligations(1)   $    905   $  1,510   $    864   $  1,055   $  4,334
Long-term borrowings(2)             3,402     24,948     34,132    353,809    416,291
Employment agreements               3,092      3,775       --         --        6,867
--------------------------------------------------------------------------------------
TOTAL                            $  7,399   $ 30,233   $ 34,996   $354,864   $427,492
======================================================================================

COMMERCIAL COMMITMENTS                                                          TOTAL
--------------------------------------------------------------------------------------
Lines of credit                  $299,525 $     --     $   --     $   --     $299,525
Letters of credit                  40,348       --         --         --       40,348
Other loan commitments
     -- Commercial                 89,261       --         --         --       89,261
     -- Residential                42,111       --         --         --       42,111
--------------------------------------------------------------------------------------
TOTAL                            $471,245 $     --     $   --     $   --     $471,245
======================================================================================

Further information is included in (1) Note 6 and (2) Note 9, as applicable.

         Lines of credit in the above table are available upon demand. It is not expected that letters of credit will be funded. Other loan commitments represent projected commercial and real estate loan closings.

         The Bank is required to report deposits directly to the Federal Reserve and to maintain reserves on a portion of these deposits. At December 31, 2001, the reserve requirement for the Bank totaled $5.4 million.

         The Company is party to various legal proceedings arising in the ordinary course of business, none of which, in the opinion of management based on advice from legal counsel, will have a material adverse effect on the Company's consolidated financial position.

17. EMPLOYEE BENEFIT PLANS

EXECUTIVE INCENTIVE BONUS PLAN

         The Company provides an Executive Incentive Bonus Plan whereby certain key officers of the Company and/or the Bank (two of whom are directors of the Company and the Bank and stockholders, and one of whom is a director of the Company and a stockholder) are entitled to compensation in addition to their salaries at varying percentages of the Company's or Bank's net income (as defined). The total amount of such additional compensation cannot exceed 15 percent of the Company's net income (as defined) in any year. During 2001, 2000 and 1999, such incentive compensation aggregated $2,400,000, $2,435,000 and $2,061,000, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN (WITH 401(K)
PROVISIONS)

         The Company maintains for the benefit of its employees an Employee Stock Ownership Plan (With 401(k) Provisions) ("KSOP").

         The 401(k) feature of the KSOP allows eligible employees of the Company and its affiliates to elect investment of their voluntary contributions in a fund that purchases common stock of the Company or in eight other investment funds. Employees may elect to defer, through voluntary contributions, up to fifteen percent of compensation ($10,500 maximum in 2001), and the Company may elect to match fifty percent of the employee's voluntary contributions up to a maximum of four percent of the employee's compensation. Employer matching contributions for the years ended December 31, 2001, 2000 and 1999, aggregated $412,000, $379,000 and $339,000, respectively.

         Under the Employee Stock Ownership feature, covering substantially all of the Company's full-time employees, the annual cash optional contribution determined by the Board of Directors, intended to be used to pay fees and invest any excess primarily in the Company's common stock, was $100,000 and $120,000 for the years ended December 31, 2000 and 1999, respectively. The Bank directly paid expenses attributable to the KSOP of approximately $71,000 in 2001. Shares purchased with the Company's contribution are allocated to participants on the basis of their relative compensation (as defined). The cumulative amount of shares allocated vest over the first seven years of a participant's service. After completion of

--------------------------------------------------------------------------------

seven years of credited service, all shares allocated (and to be allocated) are fully vested.

         Tappan Zee also had an Employee Stock Ownership Plan (the "ESOP") for the benefit of eligible Tarrytowns employees, which was assumed by the Company upon its acquisition of Tarrytowns in 1998, and merged with the KSOP on September 30, 1999. In 1995, the ESOP borrowed approximately $1.3 million from Tappan Zee (assumed by the Company) and used the funds to purchase 184,415 shares (as adjusted for common stock splits and dividends) of Company common stock. The Bank makes monthly contributions to the KSOP sufficient to fund the debt service requirements over the ten-year term of the loan. The unallocated shares are held in a suspense account by the KSOP trustee, and a portion of such shares are allocated to all KSOP participants at each year end. Shares released from the suspense account are allocated to participants on the basis of their relative compensation (as defined). Participants become vested in the shares allocated to their respective accounts in the same manner as described in the preceding paragraph for optional contributions. Shares allocated to Tarrytowns' participants prior to merger of the ESOP and KSOP were 100 percent vested upon the change in control of Tappan Zee. Any forfeited shares are allocated to other participants based on compensation (as defined).

         Shares allocated to participants or committed for release to participants totaled 17,582, 18,655 and 18,798 at December 31, 2001, 2000 and 1999, respectively. Expense recognized with respect to such shares released amounted to $206,000, $199,000 and $266,000 for the years ended December 31, 2001, 2000 and 1999, respectively, based on the average fair value of Company common stock for each period. The cost of the 49,966 shares that have not yet been committed to be released to participant accounts at December 31, 2001 of $0.4 million is included in common stock held for benefit plans, which is reflected as a reduction of stockholders' equity. The fair value of these shares was approximately $0.8 million at that date.

KEY EMPLOYEES' SUPPLEMENTAL INVESTMENT PLANS

         The Bank maintains a "KESIP." The KESIP was established solely for the purpose of providing, to certain key management personnel who participate in the KSOP, benefits attributable to contribution allocations that would otherwise be made under the KSOP except for Internal Revenue Service ("IRS") limitations. Under the KESIP, salary reduction contributions may be made in excess of the limitations on annual contributions imposed by Internal Revenue Code Section 415, and the Bank shall elect to match up to fifty percent of the employee's voluntary KESIP contribution (to the extent such election is made under the KSOP), not to exceed four percent of the employee's compensation (less the amount of the employer matching contribution under the KSOP). The Bank must also contribute an amount equivalent to the KSOP optional contribution that would otherwise have been made to participating employees in the KSOP had it not been for IRS limitations. The Bank's matching and optional contributions under the KESIP for the years ended December 31, 2001, 2000 and 1999 were $54,000, $53,000 and $50,000, respectively.

         All compensation deferred into the KESIP is immediately invested in shares of Company stock. In addition, distributions from the KESIP will be made in Company stock. The deferred compensation obligation and the shares held in trust for deferred compensation to reflect the obligation and shares held in trust are recorded at historical cost. In addition, the deferred compensation obligation and shares held in trust for deferred compensation (which is included in common stock held for benefit plans) are included as separate components of stockholders' equity.

         The Bank also maintains a Key Employees Supplemental Diversified Investment Plan ("KESDIP"). The KESDIP is similar in terms to the KESIP, except that investments made by the KESDIP trust may be in diversified assets. All investments in the KESDIP are reflected in the consolidated financial statements at fair market value. The Bank's matching and optional contributions (which are reduced to the extent of contributions made to the KSOP and KESIP) under the KESDIP for the years ended December 31, 2001, 2000 and 1999 were $63,000, $59,000 and $77,000, respectively.

STOCK OPTION PLANS

         The Company provides stock option plans to the Company's Board of Directors, Tarrytowns' former Board of Directors and certain employees, which are described below, for the purchase of Company common stock at prices at least equal to the fair value of the Company's common stock on the date of grant. All stock options plans have been approved by the stockholders of the Company. As discussed in Note 3, the Company has elected to continue to report compensation expense from stock options under APB No. 25, and to provide pro forma disclosures of compensation expense measured by the fair value based method as defined by SFAS No. 123.

         Pro forma information on the Company's net income and basic and diluted earnings per common share, as required by SFAS No. 123, has been determined as if the Company had accounted for its stock options under the fair value method of that standard. The fair value for these options was estimated

--------------------------------------------------------------------------------

at the date of grant using a Black-Scholes option-pricing model and is recognized over the options' vesting period. The following table compares the Company's net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the years ended December 31, 2001, 2000 and 1999.

------------------------------------------------------------------
                                     (000's, except share data)
                                            Years Ended
                                            December 31,
                                      2001      2000        1999
------------------------------------------------------------------
Net income             As reported $20,761   $19,612    $16,685
                       Pro forma    19,303    18,240     15,067
Basic earnings         As reported $  1.13   $  1.08    $  0.91
  per common share     Pro forma      1.05      1.00       0.82
Diluted earnings       As reported $  1.11   $  1.04    $  0.87
  per common share     Pro forma      1.02      0.97       0.79
==================================================================

DIRECTOR STOCK OPTION PLAN

         In 1989 and 1998, the stockholders of the Company approved Director Stock Option Plans (the "Director Plans") for an aggregate of 801,678 and 508,200 shares (after adjustment for stock splits and dividends), respectively, of the Company's common stock to be issued to all non-employee members of the Company's Board of Directors. Under the terms of the 1998 Director Plan, as amended by the Board of Directors on March 24, 1999, each eligible director will receive, effective as of the close of each annual meeting of stockholders of the Company, a non-qualified option (after adjustment for stock splits and stock dividends) to purchase a fixed number of shares of common stock at an exercise price equal to the fair market value of such shares on the date of the grant. The number of shares subject to the option is based on the number of years of service completed by the eligible director. After two years of service, the eligible director is entitled to an option covering 1,155 shares. Each additional year of service entitles the eligible director to an option covering an additional 1,155 shares, until the director has completed 15 years of the eligible service, after which the director is entitled to an option covering 21,523 shares.

         The 1998 Director Plan has a term of ten years. Final awards under the 1989 Director Plan were made, effective with approval of the 1998 Director Plan. Options may not be exercised prior to the first anniversary of the date of grant and expire ten years after the date of grant. There were 231,451 shares remaining to be granted at December 31, 2001 under the 1998 Director Plan.

         Under the Tappan Zee Directors' Stock Option Plan (the "Tappan Zee Directors Plan"), which was assumed by the Company, 69,156 shares (after adjustment for stock splits and stock dividends) were authorized for issuance to outside Directors for option exercises. Option terms and conditions are similar to those under the Tappan Zee Stock Option Plan (see Employee Stock Option Plans below), except that all director options are "non-qualified" options. There have been 57,630 options (after adjustment for stock splits and dividends) issued under this plan. Upon the change in control that resulted when Tappan Zee was acquired by the Company, all options under this plan became vested. There are 11,526 shares available for future grant under this plan.

         A summary of the Director Plans and the Tappan Zee Directors Plan activity and related information for the years ended December 31, 2001, 2000 and 1999 follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                      2001                          2000                          1999
                                                             WEIGHTED-                     Weighted-                     Weighted-
                                                               AVERAGE                       Average                       Average
                                                              EXERCISE                      Exercise                      Exercise
                                                OPTIONS          PRICE        Options          Price        Options          Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1,                      420,183         $10.10        465,869         $ 9.82        618,359          $7.97
Granted                                         72,653          12.72         91,865          10.91         90,709          12.34
Exercised                                       11,213           1.83         51,461           4.35        200,155           4.33
Expired                                             --             --         86,090          12.87         43,044          14.13
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31,                    481,623          10.69        420,183         $10.10        465,869          $9.82
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31,                    408,970         $10.33        349,840         $ 9.94        375,159          $9.21
Weighted average fair value of
  options granted during the year                $4.54                         $3.65                         $4.76
====================================================================================================================================

         To determine the fair value of options, the fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yields of 2.49, 2.62 and 1.73 percent; volatility factors of the expected market price of the Company's common stock of 40.01, 34.45 and 36.98 percent; risk free interest rates of 5.04, 6.52 and 5.69 percent; and expected lives of 5.67, 5.50 and 6.08 years.

--------------------------------------------------------------------------------

         The following table summarizes the range of exercise prices on stock options outstanding and exercisable for the Director Plans and the Tappan Zee Directors Plan at December 31, 2001:

------------------------------------------------------------------------------------------------------------------------------------
                                         Options Outstanding                                         Options Exercisable
                                                        Weighted-
                                                          Average               Weighted-                                 Weighted-
  Range of                                              Remaining                 Average                                   Average
  Exercise                           Number           Contractual                Exercise             Number               Exercise
  Prices                        Outstanding                  Life                   Price        Exercisable                  Price
------------------------------------------------------------------------------------------------------------------------------------
  $  1.62 to  $  4.15                61,156              2.17 years              $   3.07             61,156               $ 3.07
     5.55 to     8.17                79,152              4.48                        7.46             79,152                 7.46
    10.91 to    12.72               276,749              7.73                       11.98            204,096                11.72
    16.33 to    16.33                64,566              6.42                       16.33             64,566                16.33
------------------------------------------------------------------------------------------------------------------------------------
   $  1.62 to  $16.33               481,623              6.31 years              $  10.69            408,970               $10.33
====================================================================================================================================

EMPLOYEE STOCK OPTION PLANS

         Under the 1984 and 1993 Incentive Stock Option Plans and the 2001 and 1997 Employee Stock Option Plan for key employees of the Company and its subsidiaries, and the Tappan Zee Stock Option Plan, which was assumed by the Company (the "Employee Stock Option Plans"), options for the issuance of both incentive and nonqualified stock options up to an aggregate of 5,688,805 shares (after adjustment for stocks splits and stock dividends) were authorized for grant at prices at least equal to the fair value of the Company's common stock at the time the options are granted (for incentive stock options, 110 percent of fair value, for grants to an employee who, at the time of the grant, owns stock aggregating 10 percent or more of the combined voting power of all classes of stock of the Company).

         For the 1984 and 1993 Incentive Stock Option Plans, and the 2001 and 1997 Employee Stock Option Plan, each option holder may exercise up to 50 percent of his or her options after a three month period subsequent to the grant date and may exercise the remaining 50 percent six months after the grant date. The options granted have a maximum exercisable term of ten years from the date of grant (not more than five years in the case of incentive stock options granted to an employee who, at the time of grant, owns stock aggregating 10 percent or more of the total combined voting power of all classes of stock of the Company). The option shares and related prices are adjusted for stock splits and stock dividends. There were 1,477,725 shares remaining to be granted at December 31, 2001 under the 2001 Employee Stock Option Plan. No additional shares will be granted under the 1984 and 1993 Incentive Stock Option Plans and 1997 Employee Stock Option Plan.

         Options under the Tappan Zee Plan have a ten-year term and vest ratably over five years from the date of grant. Each option, however, becomes fully exercisable upon a change in control of Tappan Zee or Tarrytowns, or upon the death, disability or retirement of the option holder. Upon the acquisition of Tappan Zee by the Company, all options became exercisable, except for 69,156 unvested options held at the acquisition date by the former Executive Vice President and former President pursuant to the terms of a certain employment agreement and consulting agreement, respectively. These options will vest according to the original terms of the Plan. Upon the retirement of the former Tappan Zee President as Director Emeritus in 1999, all of his options totaling 34,579 became fully vested. At December 31, 2001, shares available for future grants totaled 46,104 for the Tappan Zee Stock Option Plan.

         To determine the fair value of options, the fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yields of 2.49, 2.62 and 1.73 percent; volatility factors of the expected market price of the Company's common stock of 40.39, 34.59 and 37.39 percent; risk-free interest rates of 4.74, 6.27 and 5.26 percent; and expected lives of 6.09, 5.97 and 6.09 years.

--------------------------------------------------------------------------------
         A summary of the Employee Stock Option Plans' activity and related information for the years ended December 31, 2001, 2000 and 1999 follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                      2001                          2000                          1999
                                                             WEIGHTED-                     Weighted-                     Weighted-
                                                               AVERAGE                       Average                       Average
                                                              EXERCISE                      Exercise                      Exercise
                                                OPTIONS          PRICE        Options          Price        Options          Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1,                    2,028,838         $ 9.77      2,016,320          $8.51       1,761,146         $ 7.78
Granted                                        422,217          11.68        372,416          12.56         318,909          11.77
Exercised                                      325,926           4.79        236,543           3.52          52,555           2.48
Expired or forfeited                             9,240          12.66        123,355           9.67          11,180          14.74
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31,                  2,115,889         $10.91      2,028,838          $9.76       2,016,320         $ 8.51
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31,                  2,104,769         $10.89      2,017,312          $9.77       1,993,268         $ 8.52
Weighted average fair value of
  options granted during the year                $4.24                        $ 4.29                          $4.46
====================================================================================================================================

         The following table summarizes the range of exercise prices on stock options outstanding and exercisable under the Employee Stock Option Plans at December 31, 2001:

------------------------------------------------------------------------------------------------------------------------------------
                                                         Options Outstanding                                Options Exercisable
                                                        Weighted-
                                                          Average               Weighted-                                 Weighted-
  Range of                                              Remaining                 Average                                   Average
  Exercise                         Number             Contractual                Exercise             Number               Exercise
  Prices                      Outstanding                    Life                   Price        Exercisable                  Price
------------------------------------------------------------------------------------------------------------------------------------
  $ 1.70  to  $ 4.19              320,214                1.70 years              $   2.46            320,214               $ 2.46
    5.37  to    8.17              171,511                4.45                        7.25            171,511                 7.25
   10.08  to   14.45            1,354,665                7.70                       12.28          1,343,545                12.27
   16.33  to   17.97              269,499                6.47                       16.37            269,499                16.37
------------------------------------------------------------------------------------------------------------------------------------
  $ 1.70  to  $17.97            2,115,889                6.37 years              $  10.91          2,104,769               $10.89
====================================================================================================================================

RECOGNITION AND RETENTION PLANS ("RRP PLANS")

         The Tappan Zee Financial, Inc. Recognition and Retention Plan for Officers and Employees ("Employees Plan") and the Tappan Zee Financial, Inc. Recognition and Retention Plan for Outside Directors ("Directors Plan"), were assumed by the Company. Total shares (adjusted for stock splits and dividends) authorized are 64,545 for the Employees Plan and 27,663 for the Directors Plan.

         Effective July 10, 1996, initial stock awards were made under the Employees Plan and the Directors Plan for 46,104 shares and 27,663 shares, respectively. An additional grant of 1,423 shares was made under the Employees Plan in 1997. These awards vest over five years from the date of grant; however, immediate vesting occurs upon a change in control of Tappan Zee or Tarrytowns, or upon the death, disability or retirement of the participant. The fair value of the shares awarded under the plans totaled $616,000 at the grant dates. At December 31, 2001, all shares awarded under the plans were fully vested. Compensation expense of $22,000, $38,000 and $99,000 was recognized during the years ended December 31, 2001, 2000 and 1999, respectively.

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

DIRECTOR RETIREMENT PLANS

         Effective May 19, 1999, the Company adopted the Retirement Plan for non-employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the "Plan"). A non-employee Director who has served for a period of fifteen years is eligible to receive benefits.

--------------------------------------------------------------------------------
Upon retirement, the non-employee Director shall be paid $2,000 per month for a period not to exceed ten years. In the event of death of the non-employee Director, after commencement of retirement payments but prior to the conclusion of the ten year payment period, the payments shall be paid to his or her spouse at a rate of 50 percent of the retirement payment over the remaining term of the retirement payment period, or through the date of the spouse's death if it occurs prior to completion of the payment period. Alternatively, the retiree may choose a lump sum payment equivalent to the present value of $200,000, discounted based on an interest rate equal to the average ten-year advance rate from the Federal Home Loan Bank, for the thirty days prior to the election. The Plan is unfunded.

         At December 31, 2001 and 2000, the Company has recorded a liability of $256,000 and $387,000 to provide for the actuarial present value of payments expected to be made under the Plan, substantially all of which relates to prior service cost. The discount rate used to compute the present value obligation is
7.00 percent and 7.25 percent, respectively. At December 31, 2001 and 2000, an intangible asset of $221,000 and $423,000, respectively is recorded, which reflects the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee Directors. Benefit cost for the Plan for the years ended December 31, 2001, 2000 and 1999 was approximately $71,000, $77,000 and $80,000, of which $7,000, $7,000 and $10,000 represents current service cost, $48,000, $41,000 and $43,000 represents amortization of prior service cost and $16,000, $29,000 and $27,000 represents interest, respectively. Payments made under the Plan in 2000 to retired non-employee Directors amounted to $193,000. No payments were made under the Plan in 2001 and 1999.

DEFERRED COMPENSATION PLAN

         The Bank has a nonqualified Deferred Compensation Plan for former Tarrytowns' Directors. Under the Deferred Compensation Plan, eligible Directors deferred all or part of their compensation (including compensation paid to officer-directors for service as an officer). Deferred amounts were applied to either the purchase of (i) a life insurance policy, in which case the amount of deferred benefits payable is based on the value of expected death benefit proceeds, or (ii) Company common stock and other investments, in which case the amount of deferred benefits payable is based on the investment performance of the investments made. Deferred benefits are paid in installments over a ten year period beginning upon termination of service. In the event of a change in control of Tappan Zee or Tarrytowns, which occurred upon the acquisition of Tappan Zee by the Company, the plan required full funding of any previously purchased life insurance contracts. However, the Board of Directors of Tarrytowns waived this requirement. The Bank has established a trust fund with an independent fiduciary for the purpose of accumulating funds to be used to satisfy its obligations under this plan.

         The accumulated projected benefit obligation of the Deferred Compensation Plan aggregated $1.0 million at December 31, 2001 and $1.1 million at December 31, 2000. The present value of the accumulated projected benefit obligation is based on a discount rate of 6.0 percent for both December 2001 and 2000. Expenses for this plan for the years ended December 31, 2001 were $112,000, and $72,000 for both 2000 and 1999.

         For financial reporting purposes, the cash surrender values of the life insurance contracts are not considered plan assets but instead are included in the Company's Consolidated Statements of Condition. At December 31, 2001 and 2000, the cash surrender values of purchased life insurance policies were approximately $500,000 and $425,000, respectively. The total death benefits payable under the insurance policies amounted to approximately $1.1 million at December 31, 2001.

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

SEVERANCE PLAN

         On January 30, 2002, the Company's Board of Directors approved the U.S.B. Holding Co., Inc. Severance Plan ("Severance Plan"), which provides for severance benefits in the event of an involuntary termination in connection with a change in control of the Company (as defined). The Severance Plan covers all employees not otherwise covered by an employment contract. The purpose of the Severance Plan is to attract and retain capable personnel, address concerns of the Company's employees regarding job security and help ensure that employees secure benefits, which they legitimately expect in the normal course of their employment. Benefits, which range from two weeks to forty weeks of compensation (as defined), are based on years of service.

18. SEGMENT INFORMATION

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

         The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Northern New Jersey and Southern Connecticut. For the years ended December 31, 2001, 2000 and 1999, there is no customer that accounted for more than 10 percent of the Company's revenue.

--------------------------------------------------------------------------------

19. CONDENSED FINANCIAL INFORMATION OF U.S.B. HOLDING CO., INC. (PARENT COMPANY
    ONLY)

                  Condensed statements of condition are as follows:
----------------------------------------------------------------------------------------------------------------------------
                                                                                                              (000's)
                                                                                                          December 31,
                                                                                             2001                   2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                                $  4,064               $  3,008
Securities available for sale (at estimated fair value)                                        99                    589
Investment in common stock of bank subsidiaries                                           167,947                133,295
Other assets                                                                                6,085                  3,740
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                             $178,195               $140,632
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                                        $  2,995               $  2,755
Corporation - Obligated mandatory redeemable
     capital securities of subsidiary trusts                                               40,000                 20,000
Stockholders' equity                                                                      135,200                117,877
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $178,195               $140,632
============================================================================================================================

         Condensed statements of income are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                     (000's)
                                                                                           Years Ended December 31,
                                                                                       2001           2000         1999
----------------------------------------------------------------------------------------------------------------------------
INCOME:
Dividends from bank subsidiaries                                                   $  7,500      $ 11,800      $  7,000
Gain on securities transactions                                                         244            28            61
Other income                                                                             52           106            68
----------------------------------------------------------------------------------------------------------------------------
Total income                                                                          7,796        11,934         7,129
----------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Interest on Corporation-Obligated mandatory redeemable                                2,532         1,952         1,952
    capital securities of subsidiary trusts
Other expenses                                                                          928           676           704
----------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                        3,460         2,628         2,656
----------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed income of subsidiaries                          4,336         9,306         4,473
    and benefit for income taxes
Equity in undistributed income of subsidiaries                                       15,302         9,416        11,433
Income tax benefit                                                                    1,123           890           779
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $ 20,761      $ 19,612      $ 16,685
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
         Condensed statements of cash flow are as follows:
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    (000's)
                                                                                           Years Ended December 31,
                                                                                       2001          2000          1999
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                         $20,761       $19,612       $16,685
Adjustments to reconcile net income to net cash provided by
       operating activities:
     Gain on securities transactions                                                  (244)          (28)          (61)
     Gain on sale of other assets                                                       --           (39)           --
     Merger expenses paid                                                               --            --          (945)
     Equity in undistributed income of subsidiaries                                (15,302)       (9,416)      (11,433)
Other - net                                                                           (706)       (1,873)        3,023
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            4,509         8,256         7,269
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities                                    706           185           144
Purchases of available for sale securities                                              --            --          (632)
Capital contribution to subsidiary                                                 (17,000)           --            --
Other - net                                                                             --           149            --
----------------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities                               (16,294)          334          (488)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Dividends paid -  common                                                            (5,698)       (5,078)       (4,312)
Net proceeds from exercise of common stock options                                   1,398         1,646         1,855
Net proceeds from issuance of corporation-obligated mandatory redeemable
     capital securities of subsidiary trust                                         19,364            --            --
Issuance of treasury stock                                                             187            --            --
Purchases of treasury stock                                                         (2,410)       (4,694)       (4,241)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                12,841        (8,126)       (6,698)
----------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                1,056           464            83
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       3,008         2,544         2,461
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $ 4,064       $ 3,008       $ 2,544
============================================================================================================================

Independent Auditors' Report
--------------------------------------------------------------------------------


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
U.S.B. HOLDING CO., INC.

We have audited the accompanying consolidated statements of condition of U.S.B. Holding Co., Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flow for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of U.S.B. Holding Co., Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
January 30, 2002
Stamford, Connecticut

Management Report
--------------------------------------------------------------------------------



January 30, 2002




TO THE STOCKHOLDERS
U.S.B. HOLDING CO., INC.

The management of U.S.B. Holding Co., Inc. (the "Company") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

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

INTERNAL CONTROL

Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America, and for the Company's bank subsidiary, Union State Bank, in conformity with the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income ("Call Report Instructions"). The internal control contains monitoring mechanisms and actions that are taken to correct deficiencies identified.

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

Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America and, for Union State Bank, in conformity with the Call Report Instructions as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America, and for its bank subsidiary, the Call Report Instructions as of December 31, 2001.

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

Management assessed its compliance with those designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Union State Bank has complied, in all material respects, with the designated safety and soundness laws and regulations referred to above for the year ended December 31, 2001.

                      Thomas E. Hales                    Steven T. Sabatini
                      Chairman, President and            Senior Executive
                      Chief Executive Officer            Vice President and
                                                         Chief Financial Officer

Independent Accountants' Report
--------------------------------------------------------------------------------


TO THE BOARD OF DIRECTORS
U.S.B. HOLDING CO., INC.

We have examined management's assertion, included in the accompanying Management Report, that U.S.B. Holding Co., Inc. (the "Company") maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and for the Company's bank subsidiary, Union State Bank, the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income ("Call Report Instructions") as of December 31, 2001 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

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

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for its bank subsidiary, Union State Bank, the Call Report Instructions as of December 31, 2001 is fairly stated, in all material respects, based on the criteria established in the COSO Report.

Deloitte & Touche LLP
January 30, 2002
Stamford, Connecticut

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         This section presents discussion and analysis of the financial condition and results of operations of U.S.B. Holding Co., Inc. (the "Company") and its subsidiaries, including Union State Bank (the "Bank") and its wholly-owned subsidiaries, U.S.B. Realty Corp. ("Realty Corp.") through October 29, 1998, its date of dissolution, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc. and TPNZ Preferred Funding Corp. ("TPNZ") from April 30, 1999, and Tarrytowns Bank, FSB ("Tarrytowns") through April 30, 1999, the date of its merger with and into the Bank, and its wholly-owned subsidiary TPNZ through the date of merger. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental financial data contained elsewhere in this report.




SELECTED FINANCIAL DATA                                                 (000's, except share data)
----------------------------------------------------------------------------------------------------------------
                                                                         Years Ended December 31,

                                                    2001          2000          1999          1998          1997
----------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:

Total interest income                        $   132,040   $   135,320   $   106,817   $    90,542   $    80,136

Total interest expense                            70,716        75,672        53,968        47,414        41,785
----------------------------------------------------------------------------------------------------------------

Net interest income                               61,324        59,648        52,849        43,128        38,351

Provision for credit losses                        1,684         3,125         2,285         1,239         2,362

Gains on securities transactions - net             2,064           135           588         1,382         1,113

Income before income taxes                        31,627        29,880        26,585        15,381        16,521

Net income                                        20,761        19,612        16,685        12,009        11,499

Basic earnings per common share                     1.13          1.08          0.91          0.67          0.65

Diluted earnings per common share                   1.11          1.04          0.87          0.63          0.60

Cash dividends per common share                     0.31          0.28          0.24          0.19          0.15

Weighted average common shares                18,308,347    18,195,110    18,341,089    17,895,298    17,708,416

Adjusted weighted average common shares       18,745,617    18,758,937    19,090,089    19,115,523    19,206,359
================================================================================================================





                                                                            December 31,

                                                    2001          2000          1999          1998          1997
----------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:

Total loans, net                             $ 1,158,534   $ 1,075,443   $   916,816   $   722,479   $   613,732

Total assets                                   2,040,126     1,886,265     1,646,371     1,288,812     1,152,743

Total deposits                                 1,425,958     1,489,487     1,141,749       958,640       902,788

Borrowings                                       417,570       243,244       373,775       200,115       133,803

Corporation-Obligated mandatory redeemable
   capital securities of subsidiary trusts        40,000        20,000        20,000        20,000        20,000

Stockholders' equity                             135,200       117,877        96,411        97,439        85,878
================================================================================================================




-----------------------------------------------------------------------------------------------------------------------------
                                                  2001 QUARTERS                                     2000 Quarters
                                        FOURTH       THIRD      SECOND     FIRST     Fourth      Third     Second      First
-----------------------------------------------------------------------------------------------------------------------------
QUARTERLY RESULTS OF OPERATIONS:

Interest income                       $ 31,271     $ 33,049   $ 33,394   $ 34,326   $ 35,529   $ 34,886   $ 33,568   $ 31,337

Net interest income                     16,241       15,790     14,829     14,464     14,857     14,787     15,117     14,887

Provision for credit losses                846          418        220        200      1,900*       275        500        450

Gains (losses) on securities
    transactions - net                     531           --        851        682        234          6       (105)        --

Income before income taxes               8,089        7,873      7,929      7,736      6,662      7,715      7,718      7,785

Net income                               5,367        5,156      5,167      5,071      4,473      5,046      5,033      5,060

Basic earnings per common share           0.29         0.28       0.28       0.28       0.25       0.28       0.28       0.28

Diluted earnings per
      common share                        0.29         0.27       0.28       0.27       0.24       0.27       0.27       0.27
=============================================================================================================================



* The increase in the provision for credit losses over the prior quarter reflects an increase in non-performing loans. See Note 5 to Consolidated Financial Statements.


------------------------------------------------------------------------------------------------------------------------------------

                                                                       (000's, except percentages)
AVERAGE BALANCES AND INTEREST RATES                                    Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                              2001                               2000                                1999


                                 AVERAGE                 YIELD/      Average                Yield/       Average              Yield/
                                 BALANCE    INTEREST      RATE       Balance    Interest     Rate        Balance    Interest   Rate
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest earning assets:

Interest bearing deposits      $      285     $     10      3.51%  $      172    $     10     5.81% $      726   $     34   4.68%

Federal funds sold                 54,604        1,936      3.55       32,314       2,045     6.33      25,548      1,277   5.00

Securities
   U.S. Treasury and
      government agencies         213,557       14,992      7.02      196,559      14,436     7.34     121,114      8,577   7.08
   Mortgage-backed
       securities                 404,434       24,130      5.97      378,645      25,532     6.74     372,671     23,599   6.33

   Obligations of states and
      political subdivisions       65,524        5,246      8.01       58,967       4,786     8.12      57,371      4,609   8.03

   Corporate securities,
FHLB stock and other
      securities                   29,763        2,142      7.20       34,959       2,399     6.86      26,056      1,703   6.54

Loans, net                      1,101,091       85,730      7.79    1,003,279      87,979     8.77     815,709     68,701   8.42
---------------------------------------------------------------------------------------------------------------------------------
Total interest earning
  assets                        1,869,258      134,186      7.18%   1,704,895     137,187     8.05%  1,419,195    108,500   7.65%
---------------------------------------------------------------------------------------------------------------------------------
Not-interest earning assets        84,286                              58,282                           57,517
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                          $1,953,544                          $1,763,177                       $1,476,712
=================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

  Interest bearing liabilities:

  Deposits:

   NOW                            $   82,252     $    755      0.92%  $   75,811    $    784     1.03% $  64,634    $    938   1.45%

   Money market                       74,602        1,705      2.29       61,652       1,830     2.97     47,040       1,078   2.29

   Savings                           418,367       11,907      2.85      340,301      13,018     3.83    351,211      12,094   3.44

   Time                              672,324       36,295      5.40      681,156      41,258     6.06    443,759      22,703   5.12
------------------------------------------------------------------------------------------------------------------------------------
 Total interest bearing            1,247,545       50,662      4.06    1,158,920      56,890     4.91    906,644      36,813   4.06
   deposits
 Federal funds purchased,
   securities sold under
   agreements to repurchase
   and FHLB advances                 326,724       17,522      5.36      291,313      16,830     5.78    282,226      15,203   5.39

 Corporation - Obligated
   mandatory redeemable
   capital securities of
   subsidiary trusts                  28,333        2,532      8.94       20,000       1,952     9.76     20,000       1,952   9.76
------------------------------------------------------------------------------------------------------------------------------------
 Total interest bearing
   liabilities                     1,602,602       70,716      4.41%   1,470,233      75,672     5.15% 1,208,870      53,968   4.46%
------------------------------------------------------------------------------------------------------------------------------------
 Non-interest bearing liabilities
   and stockholders' equity:

 Demand deposits                     199,724                             178,281                         155,166

 Other liabilities                    23,126                              11,097                          15,342

 Stockholders' equity                128,092                             103,566                          97,334
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                             $1,953,544                          $1,763,177                      $1,476,712
====================================================================================================================================
NET INTEREST INCOME                              $ 63,470                           $ 61,515                        $ 54,532
====================================================================================================================================
NET YIELD ON INTEREST
  EARNING ASSETS (NET
  INTEREST MARGIN)                                             3.40%                             3.61%                         3.84%
====================================================================================================================================



The statistical data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35% and the applicable state and local income tax rates.

--------------------------------------------------------------------------------

         FORWARD-LOOKING STATEMENTS: The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2001. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

         In addition to the underlying factors and assumptions previously disclosed by the Company and identified elsewhere herein, the following factors and assumptions could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions, including changes in interest rates and the shape of the U.S. Treasury yield curve and the credit quality of borrowers; wartime events or terrorist activity; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; increases in Federal and state income taxes and/or the Company's effective income tax rate; and the extent and timing of legislative and regulatory actions and reform.

         The Company's forward-looking statements are only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are disclosed in Note 3 to the Consolidated Financial Statements. The more critical policies given the Company's current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses and provision for credit losses, and the classification of securities as either held to maturity or available for sale. In addition to the Notes to the Consolidated Financial Statements, the Company's practice on each of these accounting policies is further described in the applicable sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company's decision to classify loans as non-performing is judgmental in nature, but generally loans are placed on non-performing status when they are past due 90 days or more or earlier if management determines that the loan will become non-performing in the near future. At the time a loan is placed on non-performing status, interest accrued but not collected is reversed. Interest payments received while a loan is on non-performing status are either applied to reduce principal or, based on management's estimate of collectibility, recognized as income. Note 5 to the Consolidated Financial Statements discloses the amount of loans ($50,000 at December 31, 2001), which may become problematic in the future.

         The determination of the allowance for loan losses and provision for credit losses is more judgmental in nature. The process of evaluating the loan portfolio, classifying loans and determining the allowance and provision is described on page 68. As the Company's loan portfolio is secured by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuation of properties are critical in determining the amount of allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Additional changes in economic conditions, geographic and customer concentrations and other conditions could significantly impact the allowance for loan losses. These evaluations are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available. As a result, future adjustments to the allowance for loan losses may be necessary.

         The classification of securities is determined by management at the time of purchase and the reasoning and analysis of such decision is described on page 65. Securities classified as held to maturity are carried at amortized cost while those available for sale are carried at estimated fair value with the resulting gain or loss, net of tax, included in other comprehensive income
(loss), which is a component of stockholders' equity. Accordingly, a misclassification would have a direct effect on stockholders' equity. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all such securities to available for sale. The Company has never sold held to maturity securities or reclassified such securities to available for sale other than in specifically permitted circumstances.

SUMMARY OF RESULTS

         The Company (including results reported for the Bank prior to the Company's formation as a holding company) reported its twenty-third consecutive year of

--------------------------------------------------------------------------------

increased net income in 2001. Net income was $20.8 million for the year ended December 31, 2001, a 5.9 percent increase over 2000. Net income was $19.6 million for the year ended December 31, 2000, a 17.5 percent increase over 1999 net income of $16.7 million.

         The increase in 2001 net income, compared to the prior year primarily reflects increases in net interest income, non-interest income and net security gains, and a lower provision for credit losses, partially offset by a higher level of interest foregone on non-performing assets and an increase in non-interest expenses. The increased net income for 2000 compared to 1999, reflects higher net interest income and non-interest income and a lower effective income tax rate, partially offset by higher non-interest expenses and provision for credit losses, and lower net security gains.

         Diluted earnings per common share of $1.11 in 2001 increased 6.7 percent over the $1.04 recorded in 2000, while diluted earnings per common share increased 19.5 percent in 2000 compared to the $0.87 recorded in 1999, reflecting the higher net income and a decrease in adjusted weighted average shares in both years. Return on average common stockholders' equity was 16.20 percent in 2001, compared to 18.93 percent in 2000 and 17.13 percent in 1999. Return on average total assets in 2001 was 1.06 percent, compared to 1.11 percent in 2000 and 1.13 percent in 1999.

         Net interest income for 2001 rose to $61.3 million, a 2.8 percent increase over the $59.6 million recorded in 2000, while 2000 net interest income increased 12.9 percent compared to the $52.8 million recorded in 1999. These increases result principally from continuing growth of interest earning assets, primarily loans and security investments, while the net interest margin narrowed in each year. The net interest margin on a tax equivalent basis decreased to
3.40 percent in 2001, compared to 3.61 percent in 2000 and 3.84 percent in 1999. The 2001 net interest income decrease was primarily a result of a decreasing interest rate environment, which caused yields on earning assets to decrease at a faster rate than yields on interest bearing liabilities, while net interest income for 2000 was primarily affected by a flat yield curve and the effects of additional leveraging of the balance sheet. Net interest income in both years was also impacted by interest foregone on non-performing assets which increased significantly over the prior year ($1.3 million in 2001 compared to $0.5 million in 2000 and $0.1 million in 1999).

         Non-interest income for 2001 increased $3,146,000 and for 2000 decreased $173,000, compared to 2000 and 1999, respectively. The 2001 increase was primarily due to higher net security gains and fee revenue from letter of credit and loan prepayment fees. The 2000 decrease was primarily due to lower net security gains, partially offset by higher service charges and fees and other income.

         The provision for credit losses decreased $1.4 million and increased $0.8 million in 2001 and 2000, respectively, as compared to the prior year periods. The 2001 decrease was attributable to a lower level of net loan production as compared to the prior year and a higher provision in 2000, resulting primarily from the impairment of a real estate construction loan and its resulting classification to non-performing status during the fourth quarter of 2000.

         The overall increases in revenues were partially offset by 14.2 percent and 8.5 percent increases in non-interest expenses in 2001 and 2000, respectively. The increases reflect higher costs of salaries and employee benefits, occupancy and equipment, stationery and printing and other costs, as a result of the higher level of the Company's assets and business volume, as well as its investment in people, new products, branches, technology, and in 2001, an increase in professional fees related to the higher level of non-performing assets and an increase in amortization of intangibles related to the acquisition of the La Jolla branches in December 2000.

         The Company's total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of eight percent, as the total ratio equaled 14.03 percent and 11.93 percent at December 31, 2001 and 2000, respectively. The leverage capital ratio was 8.19 percent at December 31, 2001 and 7.12 percent at December 31, 2000, which also exceeds regulatory guidelines.

         The Company is not aware of any factors, not otherwise disclosed, that would significantly affect its business. As previously discussed, the Company has the liquidity to meet its obligations, has a stable source of deposits and other sources of funds, stable loan production and credit quality and sufficient capital to support its business and future growth prospects.

--------------------------------------------------------------------------------

INTEREST DIFFERENTIAL

         The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2001 and 2000, and the years ended December 31, 2000 and 1999, on a tax equivalent basis.



------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (000's)

                                                                2001 COMPARED TO 2000                 2000 Compared to 1999
                                                                  INCREASE (DECREASE)                  Increase (Decrease)
                                                                   DUE TO CHANGE IN                     Due to Change in
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       TOTAL                                   Total
                                                           AVERAGE       AVERAGE    INCREASE      Average     Average       Increase
                                                            VOLUME          RATE  (DECREASE)       Volume        Rate     (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:

Interest bearing deposits                              $       4.9   $      (4.9)  $      --   $    (30.7)  $     6.7    $    (24.0)

Federal funds sold                                         1,031.2      (1,140.2)     (109.0)       383.2       384.8         768.0

Securities:

   U.S. Treasury and government agencies                   1,205.9        (649.9)      556.0      5,532.8       326.2       5,859.0

   Mortgage-backed securities                              1,654.3      (3,056.3)   (1,402.0)       383.5     1,549.5       1,933.0

   Obligations of states and political subdivisions          525.7         (65.7)      460.0        126.2        50.8         177.0

   Corporate securities, FHLB stock and
     other securities                                       (371.0)        114.0      (257.0)       608.8        87.2         696.0

   Loans, net                                              8,114.5     (10,363.5)   (2,249.0)    16,326.6     2,951.4      19,278.0
------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                             12,165.5     (15,166.5)   (3,001.0)    23,330.4     5,356.6      28,687.0
------------------------------------------------------------------------------------------------------------------------------------

Interest Expense:

Deposits:

   NOW                                                        61.1         (90.1)      (29.0)       145.4      (299.4)       (154.0)

   Money market                                              341.4        (466.4)     (125.0)       384.5       367.5         752.0

   Savings                                                 2,627.8      (3,738.8)   (1,111.0)      (390.5)    1,314.5         924.0

   Time                                                     (528.0)     (4,435.0)   (4,963.0)    13,814.2     4,740.8      18,555.0

Federal funds purchased, securities sold under
   agreements to repurchase and FHLB advances              2,089.6      (1,397.6)      692.0        501.0     1,126.0       1,627.0

Corporation-Obligated mandatory redeemable
   capital securities of subsidiary trusts                   756.4        (176.4)      580.0           --          --           --
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                         5,348.3     (10,304.3)   (4,956.0)    14,454.6     7,249.4     21,704.0
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest differential           $   6,817.2   $  (4,862.2)  $ 1,955.0   $  8,875.8  $ (1,892.8)   $ 6,983.0
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

--------------------------------------------------------------------------------

NET INTEREST INCOME

         Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. Net interest income of $63.5 million on a tax equivalent basis for 2001 reflects a 3.2 percent increase over the $61.5 million in 2000. Net interest income on a tax equivalent basis for 2000 rose 12.8 percent over the $54.5 million for 1999. Net interest income benefited from the increase in the excess of average interest earning assets over average interest bearing liabilities to $266.7 million in 2001, from $234.7 million and $210.3 million in 2000 and 1999, respectively.

         Interest income is determined by the volume of, and related rates earned on, interest earning assets. Interest income on a tax equivalent basis for 2001 decreased to $134.2 million or 2.2 percent as compared to 2000, which increased to $137.2 million or 26.4 percent as compared to 1999. An overall decrease in yield on interest earning assets and a higher level of non-performing assets, partially offset by volume increases in all categories of interest earning assets, except corporate securities, FHLB stock and other securities, contributed to a lower level of interest income in 2001, as compared to 2000. Decreasing interest rates in 2001 resulted from the Federal Reserve Board's decision to lower short-term interest rates by 475 basis points, which also had the effect of reducing medium to long term rates on average during the year. Volume increases in all categories of interest earning assets, except interest bearing deposits and overall higher rates on all interest earning assets contributed to higher interest income in 2000 as compared to 1999.

         Average interest earning assets increased in 2001 to $1,869.3 million over the $1,704.9 million in 2000 and $1,419.2 million in 1999, reflecting a 9.6 percent and 20.1 percent increase in 2001 and 2000, respectively. The Company's ability to make changes in the asset mix enables management to capitalize on more desirable yields, as available, related to various interest earning assets.

         Interest income on federal funds sold decreased in 2001 due to lower yield, partially offset by higher volume, while such income increased in 2000 due to both higher volume and yield as compared to the prior year. The level of federal funds sold is dependent upon the rate of loan and deposit growth, and liquidity requirements, as well as yields on alternative security investments. To a lesser extent, investments in interest bearing deposits are also an alternative to federal funds sold.

         The average balances of total securities increased in both 2001 and 2000, due principally to efforts to effectively leverage capital, as well as management's efforts to balance the risk and liquidity of the entire portfolio. Interest income on total securities declined in 2001 compared to the prior year due to generally lower yields on all securities, except corporate securities, FHLB stock and other securities, partially offset by an increase in volume of all securities, except for FHLB stock. Interest income on total securities in 2000 increased due to both higher yields and volume as compared to the 1999 period.

         Loans are the largest component of interest earning assets and, due to their significance, are carefully reviewed with respect to the Company's overall interest sensitivity position. In 2001, average net loan balances increased $97.8 million to $1,101.1 million compared to 2000, while average net loans increased $187.6 million in 2000 compared to 1999. Net loans outstanding increased $83.1 million to $1,158.5 million at December 31, 2001 from $1,075.4 million at December 31, 2000, or a 7.7 percent increase, compared to an increase of $158.6 million in 2000 over 1999, or 17.3 percent. Interest income on loans in 2001 decreased due to a decrease in yield, partially offset by higher volume, and increased in 2000 due to both higher volume and yield. Loan interest income was also negatively impacted by interest income foregone on nonaccrual loans of $1,316,000 in 2001, $455,000 in 2000 and $85,000 in 1999.

         Interest expense is a function of both the volume and rates paid for interest bearing liabilities. Interest expense in 2001 decreased $5.0 million, or 6.5 percent to $70.7 million, following the 2000 increase of $21.7 million to $75.7 million, or 40.2 percent, compared to $54.0 million in 1999. Average balances in all categories increased in both 2001 and 2000, except for time deposit accounts in 2001 and savings deposit accounts in 2000. Average retail and commercial deposits increased in 2001, principally due to the acquisition of two La Jolla Bank branches in December 2000, as well as continuing growth of deposits in existing branches due to ongoing business development efforts. The deposit increases in 2001 were partially offset by a decrease in municipal and large time deposits as the Bank utilized FHLB borrowings at attractive rates with longer terms. The 2000 average deposit increases were primarily due to an increase in retail and commercial deposits from the acquisition of the two La Jolla branches in December 2000, the opening of the Spring Valley Main Street branch in May 2000 and continuing growth of deposits in existing branches. Average deposits in 2000 also increased due to leveraging of capital by increasing municipal time deposits.

         The level of non-interest bearing average demand deposits increased
12.0 percent in 2001 to $199.7 million from $178.3 million in 2000, which was a
14.9 percent increase compared to $155.2 million in 1999. Non-interest earning deposits are an integral aspect of liability management and has a direct impact on the determination of net interest income.

--------------------------------------------------------------------------------

         Interest rates on average interest bearing deposits and borrowings generally decreased in 2001 due to the lower rate environment described above. In 2000, interest rates generally increased, except for NOW accounts, due to a higher rate environment compared to the prior year.

         The net interest rate spread on a tax equivalent basis for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                      2001         2000         1999
---------------------------------------------------------------------
Average interest rate on:
---------------------------------------------------------------------
Total average interest-
    earning assets                    7.18%        8.05%        7.65%
Total average interest-
    bearing liabilities               4.41         5.15         4.46
Total average interest-
    bearing liabilities and
    demand deposits                   3.92         4.59         3.96
---------------------------------------------------------------------
Net interest rate spread
    excluding demand
    deposits                          2.77%        2.90%        3.19%
---------------------------------------------------------------------
Net interest rate spread
    including demand
    deposits                          3.26%        3.46%        3.69%
=====================================================================

         In 2001, the net interest rate spread decreased due to the decreasing interest rate environment, which caused yields on assets to decrease at a faster rate than yields on interest bearing liabilities, as well as due to increased leveraging of the balance sheet at narrower spreads and the higher level of non-performing assets. In 2000, the net interest rate spread decreased primarily due to significant loan volume, which required funding at higher incremental rates during a period of increasing interest rates. Although the effects of balance sheet leveraging tend to decrease the net interest rate spread, it adds net interest income without adding significant operating costs. Management cannot predict what impact market conditions will have on its net interest rate spread, and, therefore, further narrowing of the net interest spread may occur.

NON-INTEREST INCOME

         Non-interest income for 2001 was $8.3 million compared to $5.1 million for 2000. The increase in 2001 reflects higher net gains on security transactions of $1,929,000, higher other income of $1,181,000, primarily due to increases in letters of credit and loan prepayment fees, and increases in service charges and fees of $36,000. Non-interest income decreased $173,000 in 2000, as compared to 1999, primarily due to lower net gains on security transactions of $453,000, partially offset by higher service charges and fees of $141,000 and other income of $139,000.

         Net gains on securities transactions principally result from the sales of securities to restructure the portfolio, manage cash flow and reduce long-term market value volatility of the portfolio in response to changes in interest rates.

         Service charges and fees on deposit accounts increased 1.0 percent and
4.2 percent in 2001 and 2000, respectively. The increases reflect a higher level of deposit accounts in both years and a restructuring of service fees charged in 2000.

         The 2001 increase in other income primarily reflects higher loan prepayment and letter of credit fees, as well as higher income from merchant credit card transactions, commissions from sales of mutual funds, annuities, stocks and bonds, and other income. The 2000 increase reflects higher credit card transaction fees, letter of credit fees and investment sales commissions. Both period increases were partially offset by lower mortgage servicing income, and in 2000, lower loan prepayment fees compared to the prior year.

NON-INTEREST EXPENSES

         Non-interest expenses rose to $36.3 million for 2001, or 14.2 percent over the $31.8 million for 2000, compared to an 8.5 percent increase in 2000 over the $29.3 million for 1999. These increases reflect the overall growth of the Company's assets and increased business volume. The Company's efficiency ratio (a lower ratio indicates greater efficiency) that compares non-interest expense to total adjusted revenue (taxable equivalent net interest income, plus non-interest income, excluding net gain on securities transactions and loans held for sale) was 52.1 percent in 2001 compared to 47.8 percent in 2000 and
49.4 percent in 1999. The increase in the efficiency ratio in 2001, as compared to the 2000 period, is substantially due to the decrease in the net interest margin.

         Salaries and employee benefits, the largest component of non-interest expenses, rose 12.3 percent in 2001 to $21.2 million, compared to an 11.4 percent increase in 2000 to $18.8 million from the $16.9 million in 1999. The increases in both years reflect the costs of additional personnel necessary for the Company to accommodate the increases in both deposits and loans, as well as annual merit increases. In addition, the Company acquired two retail banking branches and opened one branch, while closing another in 2000, which increased the number of employees. Increases in salaries and employee benefits in both 2001 and 2000 were also attributable to incentive compensation programs necessary to be competitive in attracting and retaining high quality and experienced personnel, and higher health care costs and costs associated with related payroll taxes and other employee benefits. The percentages of salaries and employee benefits as a percentage of total non-interest expenses for 2001, 2000 and 1999 is set forth in the following table.

--------------------------------------------------------------------------------


------------------------------------------------------------------------
                                         2001         2000         1999
------------------------------------------------------------------------
EMPLOYEES AT DECEMBER 31,

Full-time employees                       301          292          266

Part-time employees                        37           29           34
------------------------------------------------------------------------
SALARIES AND EMPLOYEE BENEFITS            (000's, except percentages)
------------------------------------------------------------------------
Salaries                              $12,221      $11,056      $ 9,871

Payroll taxes                           1,237        1,090          970

Medical plans                           2,532        1,814        1,613

Incentive compensation plans            3,723        3,549        3,183

Deferred compensation, employee
    retirement and stock plans            945          880          929

Other                                     506          458          352
------------------------------------------------------------------------
Total                                 $21,164      $18,847      $16,918
========================================================================

Percentage of total non-interest         58.3%        59.3%        57.8%
    expenses
========================================================================


         Occupancy and equipment expenses rose to $6.2 million in 2001, a 10.2 percent increase over the 2000 amount of $5.7 million, which represents a 5.0 percent increase over 1999. The increases are due to increased utilization of the Corporate Headquarters both in 2001 and 2000, and the acquisition of two retail branch offices in December 2000 and the opening of one branch in May 2000. Equipment expense also increased as a result of higher depreciation and maintenance costs associated with the in-house IBM AS-400 computer and capital investments over the last several years in systems designed to enhance product delivery and bank-wide operating and processing capabilities. All years also reflect increased costs of such items as fuel, real estate taxes, electricity, and other costs of operating the Company's facilities.

         Advertising and business development expense increased to $1,895,000 or
4.6 percent, compared to the $1,812,000 recorded in 2000, which reflects an increase of 11.9 percent compared to 1999. The increases are principally due to mortgage/home equity loan promotional campaigns, the expansion of the Chairman's Council business development campaign programs and increased advertising of the Company's brand "Do business with us, do better with us," and in 2001 a contribution to the Company's September 11, 2001 Disaster Relief Fund of $50,000, and in 2000 increased deposit promotions.

         Professional fees increased 69.3 percent to $1,273,000 in 2001 from $752,000 in 2000, which was a 21.7 percent decrease from the $960,000 recorded in 1999. The 2001 increase reflects higher professional fees associated with collection and loan workout efforts related to one significant non-performing real estate construction loan (see Note 5 to the Consolidated Financial Statements), consulting fees and fees related to the evaluation of potential acquisitions. The decrease in 2000 compared to 1999 reflects lower professional fees associated with loan workouts, collections and foreclosure related expenses.

         Communications expense decreased 2.8 percent in 2001 to $967,000 from $995,000 in 2000, a 19.6 percent increase from $832,000 in 1999. The 2001 decrease was primarily due to the Bank taking advantage of more competitive long distance telephone rates, partially offset by the cost of increased data and telephone lines, higher postage rates and more mailings as compared to the 2000 period. The increase in 2000 was due principally to the additional communication lines required for computer data lines and telephones for the new branches, and to support increases in business volume.

         Stationery and printing expense increased 11.7 percent to $831,000 in 2001 from $744,000 in 2000, and 17.2 percent from $635,000 recorded in 1999. The
2001 increase over the prior year is primarily due to higher business volume. The 2000 increase over 1999 is primarily due to the new Spring Valley Main Street branch and acquisition of the La Jolla branches, the Rockland County area code change and higher costs for printing Company reports.

         FDIC insurance increased by $25,000 to $280,000 in 2001 compared to 2000, and increased by $69,000 to $255,000 in 2000 compared to 1999. The increases reflect a higher volume of insured deposits.

         Amortization of intangibles increased by $818,000 to $904,000 in 2001 compared to 2000 and increased by $75,000 to $86,000 in 2000 compared to 1999. The increases reflect amortization of the $7.1 million premium paid for the deposits assumed in the La Jolla branch acquisitions that was recorded as an intangible asset (see Note 2 to the Consolidated Financial Statements).

         Other non-interest expenses, as reflected in the following table, increased 4.5 percent in 2001 and decreased 3.9 percent in 2000 compared to 1999. The increase in 2001 primarily reflects higher expenses due to increased volume in courier fees from additional locations and customer pick-ups, credit card related costs from increased volume and Internet related fees. The decrease in 2000 primarily reflects lower expenses in outside services and other costs due to non-recurring costs associated with the Y2K project in 1999, partially offset by higher credit card related costs and higher courier fees.

--------------------------------------------------------------------------------

                                          (000's, except percentages)
------------------------------------------------------------------------
OTHER NON-INTEREST
    EXPENSES                          2001          2000          1999
------------------------------------------------------------------------
Other insurance                     $  219        $  274        $  233
Courier fees                           480           327           238
Dues, meetings and
    seminars                           403           413           373
Outside services                       549           520           745
U.S.B. Foundation, Inc.                275           250           250
Credit card related costs              528           427           367
Other                                  265           392           504
------------------------------------------------------------------------
Total                               $2,719        $2,603        $2,710
------------------------------------------------------------------------
Percentage of total
    non-interest expenses              7.5%          8.2%          9.3%
========================================================================

         To monitor and control the level of non-interest expenses, as well as non-interest income, the Company continually monitors the system of internal budgeting, including analysis and follow-up of budget variances.

INCOME TAXES

         Income tax provisions of $10,866,000, $10,268,000 and $9,900,000 were recorded in 2001, 2000 and 1999, respectively. The Company is currently subject to a statutory incremental Federal tax rate of 35 percent, a New York State tax rate of 8.5 percent of New York State income (8.0 percent for the 2002 income tax year), a Metropolitan Transportation tax at an effective rate of 1.53 percent, a Connecticut State tax rate of 7.5 percent of Connecticut State income, a New York City tax rate of 9.0 percent of New York City income and a Delaware Franchise State tax based on the number of authorized shares. The Company's overall effective income tax rate was 34.4 percent for both 2001 and 2000, and 37.2 percent for 1999.

         The overall effective income tax rate in 2001 remained the same as compared to the 2000 period due to effective management of income taxes for both periods. The reduction in the overall effective income tax rate in 2000 primarily reflects lower state income taxes. Other pertinent income tax information is set forth in the Notes to the Consolidated Financial Statements.

SECURITIES PORTFOLIO

         Securities are selected to provide safety of principal, liquidity and produce income on excess funds during structural changes in the composition of deposits, as well as during cyclical and seasonal changes in loan demand and to leverage capital. In order to manage liquidity and control interest rate risk, the Company's investment strategy focuses on securities that have short maturities, adjustable-rate securities or those whose cash flow patterns result in a lower degree of interest rate risk, and investments in fixed rate securities with longer-term call protection during periods of higher interest rates to maximize yield.

         The securities portfolio, including the Bank's investment in FHLB stock, of $773.7 million and $686.6 million at December 31, 2001 and 2000, consists of securities held to maturity totaling $298.9 million and $225.6 million, securities available for sale totaling $454.0 million and $426.9 million, and FHLB stock of $20.8 million and $34.1 million, respectively.

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

         Securities, including FHLB stock, represent 38.2 percent, 39.2 percent and 40.7 percent of average interest earning assets in 2001, 2000 and 1999, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company's asset/liability strategy. The size of the securities portfolio will depend on deposit and loan growth, and the ability of the Company to take advantage of leverage opportunities. The carrying value, estimated fair value, weighted average yields and maturity distributions of securities are included in the Notes to the Consolidated Financial Statements.

         Obligations of U.S. government agencies principally include U.S. Treasury securities, and Federal Home Loan Bank, Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") debentures and notes. At December 31, 2001 and 2000, the outstanding balances held in such U.S. government agencies securities totaled $233.3 million and $223.5 million, respectively. For 2001, U.S. government agency securities increased $9.8 million as purchases of $263.9 million in U.S. government agency bonds and an increase in the fair value available for sale securities of $0.1 million were partially offset by net sales and redemptions of $254.2 million in U.S. government agency bonds. For 2000, U.S. government agency securities increased $62.4 million as purchases of $70.0 million in U.S. government agency bonds and an increase in the fair value of available for sale securities of $5.4 million were partially offset by net sales and redemptions of $13.0 million in U.S. Treasury notes. In 2001 and 2000, the net new purchases were mostly in callable U.S. government agency securities as the yields on these obligations were considered attractive. Management expects these bonds to be called prior to maturity based upon its evaluation of interest rates at the time of purchase.

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

         Mortgage-backed securities, including CMOs, increased $67.2 million to $433.5 million and $0.5 million to $366.3 million at December 31, 2001 and 2000, respectively. The increase in 2001 was due to purchases of $344.0 million and an increase in fair value of available for sale securities of $4.2 million that was partially offset by sales of $153.5 million, principal paydowns and redemptions of $126.0 million and net premium amortization of $1.5 million. The increase in 2000 was due to purchases of $47.6 million and an increase in fair value of available for sale securities of $11.4 million that was partially offset by sales of $19.1 million, principal paydowns and redemption of $38.5 million and a net premium amortization of $0.9 million.

         The following table sets forth additional information concerning mortgage-backed securities, including CMOs, as of the periods indicated:



                                                 (000's)
                                               December 31,
----------------------------------------------------------------------
                                     2001          2000          1999
----------------------------------------------------------------------
U.S. government agency:
   Mortgage-backed
   securities - fixed rate       $247,871      $282,093      $296,446


   Collateralized
   mortgage
   obligations:
       Fixed rate                  20,682         9,064        11,429
       Adjustable rate            164,580        74,669        57,835
Other                                 356           496            67
----------------------------------------------------------------------
Total                            $433,489      $366,322      $365,777
======================================================================

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

         The outstanding balances in obligations of states and political subdivisions at December 31, 2001 and 2000 were $71.3 million and $62.1 million, respectively, with purchases of $22.4 million and $14.8 million, and maturities and other decreases of $13.2 million and $11.4 million during 2001 and 2000, respectively. The obligations are principally New York State political subdivisions with diversified final maturities and substantially all are classified as held to maturity. The Company considers such securities as core investments having favorable tax equivalent yields.

         The Company invests in medium-term corporate debt securities and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase and bank equity securities. The Company had outstanding balances in corporate securities of $14.9 million and $0.6 million at December 31, 2001 and 2000, respectively, consisting of Federal Home Loan Mortgage Corp. Preferred Stock of $14.8 million and bank equities of $0.1 million at December 31, 2001, and bank equities of $0.6 million at December 31, 2000. The preferred stock is issued by the FHLMC and has a favorable tax equivalent yield.

         The total investment in FHLB stock was $20.8 million and $34.1 million at December 31, 2001 and 2000, respectively. The Bank is a member of the FHLB. As a prerequisite to obtaining increased funding from the FHLB, the Bank may be required to purchase additional shares of FHLB stock.

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

         Except for securities of the U. S. government agencies (principally callable and mortgage-backed securities), FHLMC and FHLB stock, there were no obligations of any single issuer that exceeded ten percent of stockholders' equity at December 31, 2001 and 2000.

--------------------------------------------------------------------------------

LOAN PORTFOLIO
         During 2001, the average balances of net loans of the Company increased $97.8 million to $1,101.1 million, and increased $187.6 million in 2000 to $1,003.3 million, as compared to the 1999 balance of $815.7 million. Loans outstanding at December 31, 2001 increased $84.2 million to $1,170.9 million, or
7.7 percent over 2000. At December 31, 2000, loans outstanding increased $159.3 million to $1,086.8 million, or a 17.2 percent increase compared to the prior year. The 2001 loan growth resulted from: an increase in commercial real estate loans of $68.4 million; an increase in residential mortgage loans of $16.7 million; an increase in time and demand loans of $5.2 million; an increase in home equity loans of $2.8 million; and an increase in other loans of $1.1 million; partially offset by decreases in installment loans, construction and land development loans and other loan related categories of $5.3 million, $3.0 million and $1.7 million, respectively. The 2000 loan growth resulted from: an increase in construction and land development loans of $83.4 million, principally from variable rate loans which are based on the prime rate as published in the Wall Street Journal; an increase in commercial real estate loans of $32.3 million; an increase in residential mortgages of $20.7 million; an increase in time and demand loans of $16.2 million; and an increase in home equity loans of $9.9 million; partially offset by decreases in installment loans and other loan categories of $2.4 million and $0.8 million, respectively.

         Real estate collateralized loans consisting of construction mortgages, interim and permanent commercial mortgages, home equity and residential mortgages represent 87.4 percent and 86.4 percent of total gross loans in 2001 and 2000, respectively. Commercial and residential mortgages, which in the aggregate increased significantly in both 2001 and 2000, along with construction and land development loans in 2000, will continue to be emphasized, as such loans represent quality real estate secured loans. At December 31, 2001 and 2000, the Company has approximately $231.6 million and $186.6 million, and $68.8 million and $26.2 million of committed but unfunded (including lines of credit) commercial mortgage loans and construction and land development loans, and residential mortgage loans, both first and junior liens, respectively.

         The Bank is approved by FHLMC and FNMA as a preferred seller of residential mortgages, which, as necessary, allows more active participation in the home mortgage market, enabling the Company to meet the community's needs for housing. As part of secondary marketing activities, certain 15 and 30 year residential real estate loans with fixed rates are originated with an intent of selling qualifying loans. The Bank sold two residential mortgage loans to FHLMC totaling $0.4 million in 2000. The Bank did not sell mortgage loans to FHLMC during 2001 and as of December 31, 2001 did not hold any loans available for sale.

         Time and demand loans are loans to businesses and individuals that are secured by collateral other than real estate (i.e., accounts receivable and inventory) or are unsecured. Such loans increased to $125.5 million in 2001 from $120.3 million in 2000 and $104.1 million in 1999.

         Installment loans to individuals and businesses decreased in 2001 to $12.3 million from $17.6 million in 2000, which was a decrease from $20.0 million in 1999. The decrease in installment loans reflects growing competition from both bank and non-bank financial service providers.

         The Bank currently provides Affinity cards to the Masons of Iowa, Maryland, New Hampshire and Washington State, and a Union State Bank Visa card and MasterCard are also offered. At December 31, 2001 and 2000, the Bank had unused credit card lines of $36.8 million and $38.8 million, and outstanding balances of $6.6 million and $7.3 million, respectively. The credit card business allows the Company to increase its consumer lending.

         At December 31, 2001 and 2000, time and demand, installment, credit card and other loans represented 12.6 percent and 13.6 percent of gross loans, respectively. The origination of such loans allows the Company to shift emphasis from real estate lending to diversify the portfolio.

         It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Regulatory requirements generally prohibit the accrual of interest on certain loans when principal or interest is due and remains unpaid for 90 days or more (with the exception of credit card loans for which the criteria is 180 days past due). Nonaccrual loans, which are primarily collateralized by real estate and lease receivables, increased in 2001 to $20.7 million and in 2000 to $19.7 million from $2.6 million in 1999. Net income is adversely impacted by the level of non-performing assets caused by the deterioration of borrowers' ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provisions for credit losses, incur collection costs, and other costs associated with the management and disposition of foreclosed properties.

         The most significant non-performing loans have typically been construction loans and real estate related commercial loans, and the Bennett loans. Although the Bank has an aggressive foreclosure policy, the process is often slow and can be hampered by legal and market

--------------------------------------------------------------------------------

factors. At both December 31, 2001 and 2000, restructured loans were $0.2 million compared to $0.6 million in 1999. Loans considered to be impaired under SFAS No. 114 approximated $20.6 million and $19.7 million at December 31, 2001 and 2000, respectively. Net loan charge-offs against the allowance for loan losses decreased in 2001 to $274,000 compared to 2000, and increased in 2000 to $2,474,000 from $487,000 in 1999. The increase in non-performing loans in 2000 is primarily due to the classification in November 2000 of a real estate construction loan with a balance of $19.7 million to non-performing status. The loan was reduced by a charge-off of $2.2 million in the fourth quarter of 2000, resulting in a recorded amount of $17.5 million. Non-performing loans were further increased in 2001 as additional funds were advanced to the real estate construction loan referred to above to facilitate its completion and sale of units. For further information on non-performing loans, see Note 5 to the Notes to Consolidated Financial Statements.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses of $12.4 million and $11.3 million at December 31, 2001 and 2000, respectively, is available to absorb charge-offs from any loan category, while additions are made through charges to income and recoveries of loans previously charged-off. In addition to the allowance for loan losses, a reserve for credit losses related to unfunded loan commitments of $336,000 is included in other liabilities at December 31, 2001.

         The loan portfolio is evaluated on an ongoing basis. A comprehensive evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans and impaired loans, potential problem loans, assessments of the expected effects of the current economic environment, applicable industries, geographic and customer concentrations in the loan portfolio, and a review of historical loss experience. Based upon management's assessment of the degree of risk associated with the various elements of the loan portfolio, it is estimated that at December 31, 2001 and 2000, 9 percent and 9 percent of the allowance for loan losses and reserve for unfunded loan commitments is applicable to time and demand loans, 85 percent and 78 percent is related to loans collateralized by real estate, including commercial and construction loans, 5 percent and 9 percent is applicable to installment, credit card and other loans, and 1 percent and 4 percent are unallocated, respectively.

         As with any financial institution, poor economic conditions, and high inflation, interest rates or unemployment may lead to increased losses in the loan portfolio. Conversely, improvements in economic conditions tend to reduce the amounts charged against the allowance. Management has established various controls, in addition to Board approved underwriting standards, in order to limit future losses, such as (1) a "watch list" of possible problem loans, (2) various loan policies concerning loan administration (loan file documentation, disclosures, approvals, etc.) and (3) a loan review staff employed by the Company to determine compliance with established controls and to review the quality and identify anticipated collectibility issues of the portfolio. Management determines which loans are uncollectible and makes additional provisions, as necessary, to state the allowance and reserve for unfunded loan commitments at an appropriate level.

         Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance and reserve for unfunded loan commitments is considered adequate to absorb losses inherent in the credit portfolio. A substantial portion (87.4 percent at December 31, 2001) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. The collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for credit losses established in 2001, 2000 and 1999, and the related allowance for loan losses and reserve for unfunded loan commitments reflect net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio.

         Management believes the allowance for loan losses and reserve for unfunded loan commitments at December 31, 2001 appropriately reflects the risk elements inherent in the total loan portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance and reserve for unfunded loan commitments in response to changing economic conditions or regulatory examinations. During 2001 and 2000, the FDIC and New York State Banking Department, respectively, completed examinations of the Bank. The Federal Reserve completed an examination of the Company in 2000. The regulatory agencies concluded that the process of internal asset review and the allowance for loan losses was adequate.

--------------------------------------------------------------------------------

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN
INTEREST RATES

         The following table presents the maturities of loans outstanding at December 31, 2001 (excluding installment loans to individuals and real estate loans other than construction loans), and the amount of such loans by maturity date that have predetermined interest rates and the amounts that have floating rates.


------------------------------------------------------------------------------------------------------------------------------------
                                                                           (000'S, EXCEPT PERCENTAGES)
                                                                        AFTER
                                                                        1 BUT
                                                      WITHIN           WITHIN            AFTER
                                                      1 YEAR          5 YEARS          5 YEARS            TOTAL              PERCENT
------------------------------------------------------------------------------------------------------------------------------------
LOANS:
Time and demand loans                        $        97,383     $     23,524     $      4,601     $    125,508                  37%
Commercial installment loans                             578            4,284              541            5,403                   1
Mortgage construction loans                          128,142           83,446               --          211,588                  62
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                        $       226,103     $    111,254     $      5,142     $    342,499                 100%
------------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVITY:
------------------------------------------------------------------------------------------------------------------------------------
Fixed or predetermined interest rates        $        25,318     $     53,098     $      5,081     $     83,497                  24%
Floating or adjustable interest rates                200,785           58,156               61          259,002                  76
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                        $       226,103     $    111,254     $      5,142     $    342,499                 100%
------------------------------------------------------------------------------------------------------------------------------------
PERCENT                                                   66%              32%               2%             100%

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

         Total deposits at December 31, 2001 decreased 4.3 percent to $1,426.0 million from $1,489.5 million at December 31, 2000, an increase of 30.5 percent from $1,141.7 million in 1999. Average deposits outstanding increased to $1,447.3 million or 8.2 percent in 2001, and to $1,337.2 million or 25.9 percent in 2000 from the $1,061.8 million in 1999. Excluding municipal CD's, which are acquired on a bid basis, total deposits increased to $1,291.4 million or 3.2 percent in 2001 and to $1,252.3 million or 25.1 percent in 2000. Average deposits, excluding municipal CD's, increased to $1,283.4 million or 18.7 percent in 2001 and to $1,081.1 million or 13.6 percent in 2000 compared to the prior year. Average non-interest bearing deposits increased 12.0 percent to $199.7 million in 2001 compared to 2000, and 14.9 percent to $178.3 million in 2000 compared to 1999, due to expansion of the branch network and business development efforts.

         Average interest bearing deposits in 2001 increased $88.6 million and in 2000 increased $252.3 million, reflecting increases in all deposit categories, except for time accounts in 2001 and savings accounts in 2000. Average balances in NOW deposits increased $6.4 million in 2001 and $11.2 million in 2000, due principally to new and increased account activity by customers and the assumption of deposits from La Jolla Bank in December 2000. The increase of $12.9 million in 2001 and $14.6 million in 2000 in average money market deposit balances principally resulted from the assumption of deposits from La Jolla Bank in December 2000, an increase in the number of customer accounts due to promotions of transactional accounts and an increase in average municipal deposits in both 2001 and 2000. Savings deposits average balances increased $78.1 million in 2001 due to customers transferring funds into shorter term liquid accounts because of the significant changes in short-term interest rates in 2001, and decreased $10.9 million in 2000 due to customers transferring funds into higher yielding time accounts and investment in alternative financial products. In 2001 and 2000, average time deposits outstanding decreased $8.8 million and increased $237.4 million, respectively. The decrease in average time deposits in 2001 reflects a decline in municipal deposits, as well as a decrease in retail time deposits due to the lower interest rate environment. The increase in 2000 reflects a higher level of municipal deposits, as well as aggressive pricing and advertising for retail deposits to fund a higher level of loan growth.

--------------------------------------------------------------------------------

         Municipal deposits are used to fund loan growth, in excess of retail and commercial deposit growth, security purchases and leverage the balance sheet. In 2001, municipal deposits were intentionally decreased and were replaced by FHLB borowings at attractive rates with longer terms, while in 2000, municipal deposits increased to fund loan demand in excess of retail and commercial deposit growth. In 2001, time deposits over $100,000 (including municipal deposits) decreased $103.6 million compared to 2000 and increased $144.6 million in 2000 compared to 1999. Deposits of over $100,000 are generally for maturities of 30 to 180 days and are acquired to fund loans and securities and to leverage excess capital by matching such funds with investments and loan production in excess of deposit growth.

         Deposit costs generally decreased in 2001 during a period of lower interest rates as a result of the Federal Reserve Board's decision to lower short-term interest rates by 475 points. Deposit costs generally increased in 2000 during a period of higher interest rates.

         At December 31, 2001, short-term rates remained low compared to longer-term rates. However, it is expected that depositors will continue to favor short-term deposit products to react quickly to the uncertain interest rate environment, which result in higher volatility of interest margins due to the quick repricing of deposits during periods of both rising and declining interest rates.

         The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

------------------------------------------------------------------------------------------------------------------------------------
                                                                     (000's, except percentages)
                                                                       Year Ended December 31,
                                              2001                               2000                             1999
                                       AVERAGE         AVERAGE            Average           Average         Average      Average
                                        AMOUNT            RATE             Amount              Rate          Amount         Rate
------------------------------------------------------------------------------------------------------------------------------------
Demand deposits                $      199,724             --%       $      178,281          --%         $   155,166          --%
NOW accounts                           82,252           0.92                75,811        1.03               64,634        1.45
Money market accounts                  74,602           2.29                61,652        2.97               47,040        2.29
Savings deposits                      418,367           2.85               340,301        3.83              351,211        3.44
Time deposits                         672,324           5.40               681,156        6.06              443,759        5.12
------------------------------------------------------------------------------------------------------------------------------------
Total                          $    1,447,269           3.50%       $    1,337,201        4.25%         $ 1,061,810        3.47%
====================================================================================================================================

CAPITAL RESOURCES

         Strong capitalization is fundamental to the successful operation of a banking organization. Stockholders' equity increased to $135.2 million in 2001, or 14.7 percent compared to $117.9 million in 2000, and increased 22.3 percent in 2000 over the $96.4 million in 1999. The increase in 2001 was attributable to net income of $20.8 million, an increase in accumulated other comprehensive income of $2.3 million, common stock options exercised and related tax benefit of $2.1 million and other increases of $0.2 million, partially offset by dividends of $5.7 million and purchases of treasury stock of $2.4 million. The increase in 2000 was attributable to net income of $19.6 million, an increase in accumulated other comprehensive income (loss) of $9.7 million, common stock options exercised and related tax benefit of $1.6 million and other increases of $0.4 million, partially offset by dividends of $5.1 million and purchases of treasury stock of $4.7 million.

         The Company manages capital through its earnings, stock plans, dividend policy and stock repurchase programs. During 2001 and 2000, the Company repurchased 188,485 and 340,654 common shares, respectively. In December 2001, Company's Board of Directors approved a new stock repurchase program for up to 330,000 shares of common stock (adjusted for common stock dividends) to be made from time to time in open-market and private transactions throughout the year 2002 as, in the opinion of management, market conditions may warrant.

         Cash dividends on the Company's common stock have been paid since 1986, the first dividend paid in the Company's history. In the first quarter of 1988, the Board of Directors authorized a quarterly cash dividend policy. Cash dividends on the Company's preferred stock commenced in 1989, and terminated in February 1997 upon redemption of all outstanding preferred stock. Junior preferred stock of Realty Corp. was issued in 1997 and redeemed in October 1998, in connection with its liquidation and dissolution. Additional junior preferred stock was issued in 1999 by TPNZ. Dividends of approximately $11,000 in 2001, 2000 and 1999 were paid on junior preferred stock.

--------------------------------------------------------------------------------

         The various components and changes in common stockholders' equity are reflected in the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

         Management believes that the Capital Securities, future retained earnings and stock purchases under the employee benefit plans will provide the necessary capital for current operations and the planned growth in total assets. In addition, capital growth can be acquired through the reinstatement of the Company's Dividend Reinvestment and Optional Stock Purchase Plan, which has been suspended, as well as by issuance of securities in the capital markets.

         All banks and bank holding companies are subject to risk-based capital guidelines. These guidelines define capital as Tier I and Total capital. Tier I capital consists of common stockholders' equity, qualifying preferred stock and Capital Securities, less intangibles and accumulated other comprehensive income
(loss), and Total capital consists of Tier I capital plus the allowance for loan losses and other reserves related to unfunded loan commitments up to certain limits, qualifying preferred stock and certain subordinated and long term-debt securities. The guidelines require a minimum total risk-based capital ratio of
8.0 percent, and a minimum Tier I risk-based capital ratio of 4.0 percent.

         The risk-based capital ratios were as follows at December 31:

------------------------------------------------------------
                                 2001       2000       1999
------------------------------------------------------------
Tier I Capital:
     Company                   13.03%     10.97%     12.49%
     Bank                      12.53%     10.65%     12.34%
------------------------------------------------------------
Total Capital:
     Company                   14.03%     11.93%     13.56%
     Bank                      13.53%     11.61%     13.41%
============================================================

         The Bank and Company must also maintain a minimum leverage ratio of at least 4 percent, which consists of Tier I capital based on risk-based capital guidelines, divided by average quarterly tangible assets (excluding intangible assets that were deducted to arrive at Tier I capital).

         The leverage ratios were as follows at December 31:

---------------------------------------------------------
                      2001          2000          1999
---------------------------------------------------------
Company               8.19%         7.12%         7.73%
Bank                  7.88%         6.91%         7.66%
=========================================================

         To be considered "well capitalized" under FDICIA, an institution must generally have a leverage ratio of at least 5 percent, Tier I capital ratio of 6 percent and Total capital ratio of 10 percent. The Bank exceeds all current regulatory capital requirements and was in the "well capitalized" category at December 31, 2001. Management fully expects that the Bank will maintain a strong capital position in the future.

         For additional information on the Company's and Bank's Regulatory Capital requirements see Note 12 to the Consolidated Financial Statements.

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

         Aside from cash on hand and due from banks, liquid assets are federal funds sold, which are available daily, and interest bearing deposits with banks. Excess liquid funds are invested by selling federal funds, which mature daily, to other financial institutions in need of funds. At December 31, 2001 and 2000, the Bank sold overnight federal funds in the amount of $21.1 million and $37.2 million, respectively. Average balances of overnight federal funds sold for the year ended December 31, 2001 and 2000 were $54.6 million and $32.3 million, respectively.

         Other sources of asset liquidity include maturities and principal and interest payments on securities and loans. The security and loan portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long-term liquidity. The amortized cost of securities available for sale and held to maturity having contractual maturities, expected call dates or average lives of one year or less amounted to $35.5 million at December 31, 2001. This represented 4.75 percent of the amortized cost of the securities portfolio, compared to 10.2 percent at December 31, 2000. The foregoing amount reflects mortgage-backed securities maturities based on a weighted average life, which does not consider monthly principal payments and prepayments received on these securities. Current cash flow from mortgage-backed securities approximates $83.9 million per year. Including the estimated cash flow from principal payments of mortgage-backed securities,

--------------------------------------------------------------------------------

the total cash flow of the security portfolio in the one year time frame is approximately $115.4 million at December 31, 2001, or 15.4 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals and real estate loans other than construction loans, $226.1 million, or 66.0 percent of such loans at December 31, 2001 mature in one year or less. As a preferred seller of mortgages to both FHLMC and FNMA, the Bank mayalso increase liquidity by selling residential mortgages, or exchanging them for mortgage-backed securities that may be sold, in the secondary market. Residential mortgages may also be used as collateral for borrowings from the FHLB.

         Demand deposits from individuals, businesses and institutions, as well as retail time deposits ("core deposits") are a relatively stable source of funds. The deposits of the Bank generally have shown a steady growth trend. The trend of the deposit mix has generally been with a larger percentage of funds in demand accounts, savings deposits and shorter term certificates of deposit.

         The Bank pledges certain of its assets as collateral for deposits of municipalities, FHLB borrowings and securities sold under agreements to repurchase. The Bank had advances aggregating $114.3 million from the FHLB and borrowed $303.3 million under securities sold under agreements to repurchase at December 31, 2001. By utilizing collateralized funding sources, the Bank is able to access a variety of cost effective sources of funds. However, the pledging of assets for borrowings reduces the Bank's ability to convert such assets to cash as the need arises. The assets pledged consist of residential real estate loans and mortgage-backed and other securities. The Bank may also borrow up to $73.0 million overnight under federal funds purchase agreements with six correspondent banks. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank's discount window, which borrowings must be collateralized with U.S. Treasury and government agency securities. The Bank has never used its ability to borrow from the discount window. Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity and other factors. Based upon certain assets that are available for pledge as collateral, the Bank has the potential to borrow up to an additional $347.0 million at December 31, 2001 from the FHLB. Certain of the available collateral may also be used as pledges for securities sold under agreements to repurchase with three primary investment firms. These firms have preapproved the Bank for up to $200.0 million of such borrowings, of which there was none outstanding at December 31, 2001.

         Another source of funding for the Company is capital market funds, which includes preferred stock, convertible debentures, the Capital Securities, common stock and long-term debt qualifying as regulatory capital.

         Each of the Company's sources of liquidity is vulnerable to various uncertainties beyond the control of the Company. Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by pledging activities, general market interest rates and other unforeseen market conditions. The Company's financial condition is affected by its ability to borrow at attractive rates, retain deposits at market rates and other market conditions.

         Management considers the Company's sources of liquidity to be adequate to meet expected funding needs and also to be responsive to changing interest rate markets.

MARKET RISK

         Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates, foreign currency exchange rates and commodity prices. Since all Company transactions are primarily denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposures, the Company's primary market risk exposure is interest rate risk.

         Interest rate risk is the exposure of net interest income to changes in interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more liabilities than assets reprice in a given period (a liability-sensitive position), market interest rate changes will be reflected more quickly in liability rates. If interest rates decline, such positions will generally benefit net interest income, while an increase in rates will have an adverse effect on net interest income. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset-sensitive position), a decline in market rates could have an adverse effect on net interest income, while an increase in rates would have a positive impact. Changes in the shape of the yield curve will also impact net interest income for institutions such as the Bank which price assets at varying terms, while liabilities are generally shorter-term. Generally, a steep yield curve (i.e., lower short-term rates and higher medium to long-term rates) will have a positive effect on net interest income, while a flatter or inverted yield curve will have a negative effect. Excessive levels of interest rate risk can result in a material adverse effect on the Company's future financial condition and results of operations. Accordingly, effective risk management techniques that

--------------------------------------------------------------------------------

maintain interest rate risk at prudent levels are essential to the Company's safety and soundness.

         All market risk sensitive instruments are held to maturity or available for sale. The Company has no financial instruments entered into for trading purposes. Federal funds, both purchased and sold, on which rates change daily, and loans and deposits tied to certain indices, such as the prime rate and Federal Discount rate, are the most market rate sensitive and have the most stable fair values. The least sensitive instruments include long-term fixed rate loans and securities and fixed rate retail certificates of deposits, which have the least stable fair values. On those types falling between these extremes, the management of maturity distributions is as important as the balances maintained. The management techniques for maturity distributions involve the matching, or mismatching to increase interest spreads, of interest rate maturities, as well as principal maturities, and is a key determinant of net interest income. In periods of rapidly changing interest rates, an imbalance ("gap") between the rate sensitive assets and liabilities can cause major fluctuations in net interest income and earnings. Establishing patterns of sensitivity that will enhance future growth regardless of frequent shifts in market conditions is one of the objectives of the Company's asset/liability management strategy.

         Evaluating the Company's exposure to changes in interest rates is the responsibility of ALCO and includes assessing both the adequacy of the management process used to control interest rate risk and the quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at appropriate levels. Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its Consolidated Financial Condition, including capital adequacy, earnings, deposit base, borrowings, liquidity and asset quality.

         The Company uses two methods to evaluate its market risk to changes in interest rates. A "Static Gap" evaluation and a simulation analysis of the impact of a parallel shift in interest rates on the Company's net interest income.

         As further discussed below, the "Static Gap" analysis shows the Company as slightly liability-sensitive in the one-year time frame and the simulation analysis indicates a neutral position. The simulation analysis more closely reflects the expected behavior of certain deposit accounts that do not reprice to the full extent of changes in interest rates (i.e., NOW, money market and savings accounts). The Company believes the simulation analysis is a more accurate analysis of its interest rate risk.

         The "Static Gap" is presented in the table on page 75. Balance sheet items are categorized by contractual maturity, expected weighted average lives for mortgage-backed securities, or repricing dates, with prime rate indexed loans and certificates of deposit, NOW accounts, savings accounts tied to the Federal Discount rate and retail money market deposits constituting the bulk of the floating rate category. The determination of the interest rate sensitivity of non-contractual items is arrived at in a subjective fashion. Passbook and statement savings accounts are viewed as a relatively stable source of funds and less price sensitive and are therefore classified as intermediate funds.

         At December 31, 2001, the "Static Gap" shows a negative cumulative gap of $31.4 million or 1.6 percent in the one day to one year repricing period, due principally to fixed rate securities and loans in the over one year to five years and over five years categories to maximize yield on assets and the treatment of deposit accounts as previously discussed above. A significant portion of the loans in the over one year to five year category represents three and five year adjustable rate commercial mortgages. Origination of such loans has allowed the Company to generate an asset repriceable within three to five years to reduce long-term interest rate risk.

         The simulation analysis estimates the effect that a parallel shift of the yield curve will have on interest rates and the resulting impact on net interest income. This analysis incorporates management's assumptions about maturities and repricing of existing assets and liabilities, without consideration of future growth or other actions that may be taken to react to changes in interest rates and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. For a given level of market interest rate changes, the simulation analysis can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, balance changes on non-contractual maturity deposit products (demand deposits, NOW, money market and passbook savings accounts) and consider embedded option risk by taking into account the effects of interest rate caps and floors. The Company assesses the results of the simulation analysis on a quarterly basis and, if necessary, implements suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income.

--------------------------------------------------------------------------------

         The Company's policy limit on interest rate risk, as measured by the simulation analysis, is that if interest rates were to gradually increase or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent 12-month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes is reasonably likely to impact the Company's financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations. The table below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual parallel shift in interest rates for the next 12 month measurement period, beginning December 31, 2001. Information on the percentage change in estimated net cash flows from the base case scenario is also shown. The cash flows are scheduled by expected maturity and reflect the effects of changes in market rates.

--------------------------------------------------------------
                       Percentage Change    Percentage Change
    Gradual Parallel                  in                   in
   Shift in Interest       Estimated Net        Estimated Net
               Rates     Interest Income           Cash Flows
--------------------------------------------------------------
+ 200 basis points                 0.6%                 (0.7)
- 200 basis points                (1.1)%                26.3%
==============================================================

         As with any method of measuring interest rate risk, there are certain limitations inherent in the method of analysis presented. Actual results may differ significantly from simulated results should market conditions and management strategies, among other factors, vary from the assumptions used in the analysis. The model assumes that certain assets and liabilities of similar maturity or period to repricing will react the same to changes in interest rates, but, in reality, they may react in different degrees to changes in market interest rates. Specific types of financial instruments may fluctuate in advance of changes in market interest rates, while other types of financial instruments may lag behind changes in market interest rates. Additionally, other assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset, which are assumed in the simulation. Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and securities and early withdrawals from time deposits could deviate significantly from those assumed in the simulation. The simulation model also assumes a parallel shift in the yield curve. As noted above, a steepening of the yield curve may have a positive effect on net interest income, while a flattening of the curve will generally have a negative effect on net interest income.

         One way to minimize interest rate risk is to maintain a balanced or matched interest rate sensitivity position. However, earnings are not always maximized by matched funding. To increase net interest income, the Company selectively mismatches asset and liability repricing to take advantage of short-term interest rate movements and the shape of the U.S. Treasury yield curve. The magnitude of the mismatch depends on a careful assessment of the risks presented by forecasted interest rate movements. The risk inherent in such a mismatch, or gap, is that interest rates may not move as anticipated.

         Interest rate risk exposure is reviewed in weekly meetings in which guidelines are established for the following week and the longer-term exposure. The structural interest rate mismatch is reviewed periodically by ALCO.

         Risk is mitigated by matching maturities or repricing more closely, and by reducing interest rate risk by the use of interest rate contracts. The Company does not use derivative financial instruments extensively. However, as circumstances warrant, the Company purchases derivatives such as interest rate contracts to manage its interest rate exposure. Any derivative financial instruments are carefully evaluated to determine the impact on the Company's interest rate risk in rising and declining interest rate environments, as well as the fair value of the derivative instruments. Use of derivative financial instruments is included in the Bank's Statement on Interest Rate Risk Management as Related to Derivative Instruments and Hedging Activities Policy, which has been approved by the Board of Directors.

--------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY ANALYSIS BY REPRICING DATE

         The following table sets forth the interest rate sensitivity by repricing date as of December 31, 2001:
                                                                      (000's, except percentages)
------------------------------------------------------------------------------------------------------------------------------------

                                          ONE           OVER          OVER          OVER
                                      DAY AND        ONE DAY         THREE      ONE YEAR        OVER          NON-
                                     FLOATING       TO THREE     MONTHS TO       TO FIVE        FIVE      INTEREST
                                         RATE         MONTHS      ONE YEAR         YEARS        YEARS      BEARING         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Loans, net                           $390,373      $ 84,076      $126,970       $340,516     $216,599         $ --   $ 1,158,534
Mortgage-backed securities                 --       180,489        42,462        171,544       38,994           --       433,489
Other securities                           --         1,047        15,491         72,576      230,281           --       319,395
Other earning assets                   21,390        20,815            --             --           --           --        42,205
Other assets                               --            --            --             --           --       86,503        86,503
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                          411,763       286,427       184,923        584,636      485,874       86,503     2,040,126
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY:
Interest bearing deposits             286,282       380,022       243,066        305,777           --           --     1,215,147
Other borrowed funds                       --         2,239         2,882         38,745      373,704           --       417,570
Corporation-Obligated mandatory
    redeemable capital securities
    of subsidiary trusts                   --            --            --             --       40,000           --        40,000
Demand deposits                            --            --            --             --           --      210,811       210,811
Other liabilities                          --            --            --             --           --       21,398        21,398
Stockholders' equity                       --            --            --             --           --      135,200       135,200
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY          286,282       382,261       245,948        344,522      413,704      367,409     2,040,126
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST RATE SENSITIVITY GAP    $125,481      $(95,834)     $(61,025)      $240,114      $72,170    $(280,906)       $   --
====================================================================================================================================
CUMULATIVE GAP                       $125,481       $29,647      $(31,378)      $208,736     $280,906       $   --        $   --
====================================================================================================================================
CUMULATIVE GAP TO
    INTEREST-EARNING ASSETS               6.4%          1.5%         (1.6)%         10.7%        14.4%          --%           --%
====================================================================================================================================

FINANCIAL RATIOS

         Significant ratios of the Company for the periods indicated are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Years Ended December 31,
                                                                                                       2001        2000        1999
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS RATIOS
Net income as a percentage of:
         Average earning assets                                                                       1.11%       1.15%       1.18%
         Average total assets                                                                         1.06%       1.11%       1.13%
         Average common stockholders' equity                                                         16.20%      18.93%      17.13%
CAPITAL RATIOS
Average total stockholders' equity to average total assets                                            6.56%       5.87%       6.59%
Average total stockholders' equity and Corporation-Obligated
         mandatory redeemable capital securities of subsidiary trusts to average total assets         8.00%       7.01%       7.95%
Average net loans as a multiple of average total stockholders' equity                                  8.6         9.7         8.4
Leverage capital                                                                                      8.19%       7.12%       7.73%
Tier I capital (to risk weighted assets)                                                             13.03%      10.97%      12.49%
Total risk-based capital (to risk weighted assets)                                                   14.03%      11.93%      13.56%
OTHER
Allowance for loan losses as a percentage of year-end loans                                           1.06%       1.04%       1.15%
Loans (net) as a percentage of year-end total assets                                                 56.79%      57.01%      55.69%
Loans (net) as a percentage of year-end total deposits                                               81.25%      72.20%      80.30%
Securities, including FHLB stock, as a percentage of year-end total assets                           37.92%      36.40%      37.69%
Average interest-earning assets as a percentage of average interest-bearing liabilities             116.64%     115.96%     117.40%
Dividends per common share as a percentage of diluted earnings per common share                      27.93%      26.92%      27.59%
------------------------------------------------------------------------------------------------------------------------------------