Form 10-Q
period 2002-03-31
USB HOLDING CO INC
filed 2002-05-15
CIK 707805

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended March 31, 2002 Commission File No. 1-12811
                              --------------

                            U.S.B. HOLDING CO., INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                           36-3197969
               ---------                           ----------
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


                                    YES X    NO
                                       ---     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AT MAY 3, 2002
                  -----                     --------------------------
         Common stock, par value                   18,429,950
            $0.01 per share

         U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                             PAGE NO.
                                                                             --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF                                    1
         CONDITION AS OF MARCH 31, 2002 AND
         DECEMBER 31, 2001.

         CONDENSED CONSOLIDATED STATEMENTS OF                                    2
         INCOME FOR THE THREE MONTHS ENDED
         MARCH 31, 2002 AND 2001.

         CONDENSED CONSOLIDATED STATEMENTS OF                                    3
         CASH FLOW FOR THE THREE MONTHS ENDED
         MARCH 31, 2002 AND 2001.
         CONDENSED CONSOLIDATED STATEMENTS OF                                    5
         CHANGES IN STOCKHOLDERS' EQUITY FOR
         THE THREE MONTHS ENDED MARCH 31, 2002
         AND 2001.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL                               7
         STATEMENTS.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                18
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                               25
         ABOUT MARKET RISK.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                      26


     U.S.B. HOLDING CO., INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
     --------------------------------------------------------------------------

     (000's, except share data)                                                  MARCH 31,        DECEMBER 31,
                                                                                  2002               2001
                                                                               -------------------------------
     ASSETS
     ------
     Cash and due from banks                                                   $    51,148        $    48,721
     Federal funds sold                                                             18,800             21,100
                                                                               -----------        -----------
     Cash and cash equivalents                                                      69,948             69,821
     Interest bearing deposits in other banks                                           21                290
     Securities:
         Available for sale (at estimated fair value)                              376,215            454,001
         Held to maturity (estimated fair value of
            $317,798 in 2002 and $298,429 in 2001)                                 318,943            298,883
     Loans, net of allowance for loan losses of
         $13,035 in 2002 and $12,412 in 2001                                     1,216,653          1,158,534
     Premises and equipment, net                                                    11,250             11,343
     Accrued interest receivable                                                    13,254             10,087
     Other real estate owned (OREO)                                                     34                 34
     Federal Home Loan Bank of New York stock                                       20,787             20,815
     Other assets                                                                   18,312             16,318
                                                                               -----------        -----------
     TOTAL ASSETS                                                              $ 2,045,417        $ 2,040,126
                                                                               ===========        ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     LIABILITIES:
     Non-interest bearing deposits                                             $   211,381        $   210,811
     Interest bearing deposits:
         NOW accounts                                                               89,133             84,136
         Money market accounts                                                      85,243             82,381
         Savings deposits                                                          429,547            431,893
         Time deposits                                                             611,207            616,737
                                                                               -----------        -----------
     TOTAL DEPOSITS                                                              1,426,511          1,425,958
     Accrued interest payable                                                        5,482              7,244
     Accrued expenses and other liabilities                                         19,594             14,024
     Securities sold under agreements to repurchase                                303,106            303,279
     Federal Home Loan Bank of New York advances                                   113,459            114,291
                                                                               -----------        -----------
     TOTAL                                                                       1,868,152          1,864,796
     Preferred stock, no par value
         Authorized shares: 100,000; no shares outstanding                              --                 --
     Corporation-Obligated mandatory redeemable capital
          securities of subsidiary trusts                                           40,000             40,000
     Minority interest-junior preferred stock of consolidated subsidiary               130                130
     Commitments and contingencies (Note 10)
     STOCKHOLDERS' EQUITY:
         Common stock, $0.01 par value; authorized shares 50,000,000;
          issued shares of 19,605,061 in 2002 and 19,531,188 in 2001                   196                195
         Additional paid-in capital                                                138,217            137,627
         Retained earnings                                                          12,805              8,457
         Treasury stock, at cost; common shares 1,175,111 in 2002 and
            1,151,842 in 2001                                                      (13,745)           (13,381)
         Common stock held for benefit plans                                        (1,757)            (1,601)
         Deferred compensation obligation                                            1,366              1,178
         Accumulated other comprehensive income                                         53              2,725
                                                                               -----------        -----------
     TOTAL STOCKHOLDERS' EQUITY                                                    137,135            135,200
                                                                               -----------        -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 2,045,417        $ 2,040,126
                                                                               ===========        ===========

See notes to condensed consolidated financial statements.

     U.S.B. HOLDING CO., INC.
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     --------------------------------------------------------------------------


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 2002          2001
                                                              ---------       --------
                                                              (000's, except share data)
INTEREST INCOME:
Interest and fees on loans                                      $20,266       $22,401
Interest on federal funds sold                                      179           607
Interest and dividends on securities:
         Mortgage-backed securities                               4,879         6,229
         U.S. government agencies                                 3,818         3,641
         Obligations of states and political subdivisions           893           810
         Corporate securities and other                             222            10
Interest on deposits in other banks                                   2            --
Dividends on Federal Home Loan Bank of New York stock               215           628
                                                                -------       -------
TOTAL INTEREST INCOME                                            30,474        34,326
                                                                -------       -------

INTEREST EXPENSE:
Interest on deposits                                              7,132        15,814
Interest on borrowings                                            5,273         3,560
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trusts                    776           488
                                                                -------       -------
TOTAL INTEREST EXPENSE                                           13,181        19,862
                                                                -------       -------

NET INTEREST INCOME                                              17,293        14,464
Provision for credit losses                                       1,232           200
                                                                -------       -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES            16,061        14,264
                                                                -------       -------

NON-INTEREST INCOME:
Service charges and fees                                            807           838
Other income                                                        695           544
Gain on securities transactions - net                             1,075           682
                                                                -------       -------
TOTAL NON-INTEREST INCOME                                         2,577         2,064
                                                                -------       -------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                    5,638         5,046
Occupancy and equipment                                           1,549         1,543
Advertising and business development                                423           354
Professional fees                                                   266           183
Communications                                                      284           262
Stationery and printing                                             202           223
FDIC insurance                                                       72            70
Amortization of intangibles                                         226           226
Other                                                               804           685
                                                                -------       -------
TOTAL NON-INTEREST EXPENSES                                       9,464         8,592
                                                                -------       -------
Income before income taxes                                        9,174         7,736
Provision for income taxes                                        3,165         2,665
                                                                -------       -------
NET INCOME                                                      $ 6,009       $ 5,071
                                                                =======       =======

BASIC EARNINGS PER COMMON SHARE                                 $  0.33       $  0.28
                                                                =======       =======

DILUTED EARNINGS PER COMMON SHARE                               $  0.32       $  0.27
                                                                =======       =======

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            2002              2001
                                                                          ---------        ---------
OPERATING ACTIVITIES:                                                              (000's)
Net income                                                                $   6,009        $   5,071
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                                1,232              200
   Depreciation and amortization                                                671              711
   Amortization of premiums on securities - net                                 439              285
   Deferred income tax (benefit) provision - net                               (528)           2,396
   Gains on securities transactions - net                                    (1,075)            (682)
Noncash benefit plan expense                                                     62               61
(Increase) decrease in accrued interest receivable                           (3,167)           1,259
Decrease in accrued interest payable                                         (1,762)          (1,321)
Increase in accrued income tax payable                                        3,397            3,086
Other - net                                                                   1,174           (2,159)
                                                                          ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     6,452            8,907
                                                                          ---------        ---------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                         26,054          141,535
Proceeds from principal paydowns, redemptions and maturities of:
   Securities available for sale                                             47,800           12,785
   Securities held to maturity                                               16,987           56,350
Purchases of securities available for sale                                       --         (204,188)
Purchases of securities held to maturity                                    (35,844)          (1,020)
Net redemptions of Federal Home Loan Bank of New York stock                      28               --
Net decrease (increase) in interest bearing deposits in other banks             269             (191)
Increase in loans outstanding                                               (59,351)           6,629
Purchases of premises and equipment - net                                      (352)            (448)
                                                                          ---------        ---------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                         (4,409)          11,452
                                                                          ---------        ---------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                     6,083            2,982
Decrease in time deposits, net of withdrawals and maturities                 (5,530)         (54,308)
Net decrease in securities sold under agreements
   to repurchase -  short-term                                                 (173)            (491)
Proceeds from Federal Home Loan Bank of New York
   advances - long-term                                                          --           30,000
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                                       (832)          (1,012)
Cash dividends paid                                                          (1,661)          (1,337)
Proceeds from exercise of common stock options                                  197               18
Purchases of treasury stock                                                      --             (265)
                                                                          ---------        ---------
NET CASH USED FOR FINANCING ACTIVITIES                                    $  (1,916)       $ (24,413)
                                                                          ---------        ---------


         (Continued)

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)  (cont'd)




                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    2002            2001
                                                                                  ------------------------
                                                                                         (000's)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  $    127        $ (4,054)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      69,821          74,891
                                                                                  --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 69,948        $ 70,837
                                                                                  ========        ========

Supplemental Disclosures:
   Interest paid                                                                  $ 14,943        $ 21,183
                                                                                  --------        --------
   Income tax payments                                                            $     45        $     30
                                                                                  --------        --------
   Purchases of held to maturity securities not yet settled                       $  1,206        $     --
                                                                                  --------        --------
   Transfer of held to maturity securities to available for sale securities       $     --        $  9,592
                                                                                  --------        --------
   Change in shares held in trust for deferred compensation                       $   (188)       $   (174)
                                                                                  --------        --------
   Change in deferred compensation obligation                                     $    188        $    174
                                                                                  --------        --------
   Change in accumulated other comprehensive income                               $ (2,672)       $  1,707
                                                                                  --------        --------
   Non cash exercise of stock options                                             $    543        $  1,049
                                                                                  --------        --------


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                           (000's, except share data)


                                           COMMON STOCK        ADDITIONAL                         COMMON STOCK
                                          SHARES     PAR        PAID-IN   RETAINED    TREASURY        HELD FOR
Balance at  January 1, 2002             18,379,346  $  195     $ 137,627  $  8,457    $ (13,381)   $  (1,601)

Net income:                                                                  6,009

Other comprehensive income:
   Net unrealized securities
     losses arising during the
     period, net of taxes of $(1,452)
   Reclassification adjustment
     of net gains for securities
     sold ($447)
   Other comprehensive income
Total comprehensive income

Cash dividends:
   Common ($0.09 per share)                                                 (1,661)

Common stock options exercised              89,248       1           560                    179

Purchases of treasury stock                (38,644)                                        (543)

ESOP shares committed to
   be released                                                        30                                  32

Deferred compensation obligation                                                                        (188)
                                        ----------  ------     ---------  --------    ---------    ---------
BALANCE AT MARCH 31, 2002               18,429,950  $  196     $ 138,217  $ 12,805    $ (13,745)   $  (1,757)
                                        ==========  ======     =========  ========    =========    =========


                                                                  ACCUMULATED
                                                   DEFERRED             OTHER            TOTAL
                                               COMPENSATION     COMPREHENSIVE     STOCKHOLDERS'

Balance at  January 1, 2002                      $  1,178          $  2,725         $ 135,200
Net income:                                                                             6,009
Other comprehensive income:
   Net unrealized securities
     losses arising during the
     period, net of taxes of $(1,452)                                (2,044)           (2,044)
   Reclassification adjustment
     of net gains for securities
     sold ($447)                                                       (628)             (628)
                                                                   --------         ---------
   Other comprehensive income                                        (2,672)           (2,672)
                                                                                    ---------
Total comprehensive income                                                              3,337
Cash dividends:
   Common ($0.09 per share)                                                            (1,661)
Common stock options exercised                                                            740
Purchases of treasury stock                                                              (543)
ESOP shares committed to
   be released                                                                             62
Deferred compensation obligation                      188                                  --
                                                 --------          --------         ---------
BALANCE AT MARCH 31, 2002                        $  1,366          $     53         $ 137,135
                                                 ========          ========         =========




See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                           (000's, except share data)




                                           COMMON STOCK        ADDITIONAL                         COMMON STOCK
                                          SHARES     PAR        PAID-IN   RETAINED    TREASURY        HELD FOR
Balance at  January 1, 2001             16,591,111  $ 175      $ 111,942  $ 17,116    $ (11,158)    $ (1,431)

Net income                                                                   5,071

Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $1,754
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $526
   Other comprehensive income
Total comprehensive income

Cash dividends:
   Common ($0.07 per share)                                                 (1,337)

Common stock options exercised
   and related tax benefit                 226,330      2          1,339

Purchases of treasury stock              (110,368)                                       (1,312)

Amortization of RRP awards                                                                                 9
ESOP shares committed to
   be released                                                        19                                  33

Deferred compensation obligation                                                                        (174)
                                        ----------  -----      ---------  --------    ---------     --------
Balance at March 31, 2001               16,707,073  $ 177      $ 113,300  $ 20,850    $ (12,470)    $ (1,563)
                                        ==========  =====      =========  ========    =========     ========




                                                            ACCUMULATED
                                            DEFERRED              OTHER         TOTAL
                                        COMPENSATION      COMPREHENSIVE  STOCKHOLDERS'

Balance at  January 1, 2001                $   856           $    377       $117,877

Net income                                                                     5,071

Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $1,754                             2,438          2,438
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $526                                  (731)          (731)
                                                             --------       --------
   Other comprehensive income                                   1,707          1,707
Total comprehensive income                                                     6,778

Cash dividends:
   Common ($0.07 per share)                                                   (1,337)

Common stock options exercised
   and related tax benefit                                                     1,341

Purchases of treasury stock                                                   (1,312)

Amortization of RRP awards                                                         9
ESOP shares committed to
   be released                                                                    52

Deferred compensation obligation               174                                --
                                          --------           --------       --------
Balance at March 31, 2001                 $  1,030           $  2,084       $123,408
                                          ========           ========       ========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the "Company"), Union State Bank (the "Bank") [including its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc, and TPNZ Preferred Funding Corporation ("TPNZ")], Union State Capital Trust I, Union State Statutory Trust II and Ad Con, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal recurring

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     accruals) necessary to present fairly the financial position of the Company as of March 31, 2002, and its operations, cash flow and changes in stockholders' equity for the three months ended March 31, 2002 and 2001. A summary of the Company's significant accounting policies is set forth in
     Note 3 to the consolidated financial statements included in the Company's 2001 Annual Report to Stockholders.

     The Company's Board of Directors declared a ten percent common stock dividend, which was distributed on January 22, 2002 to stockholders of record on January 8, 2002. The weighted average common shares outstanding and per common share amounts for the three months ended March 31, 2001 have been adjusted to reflect the ten percent common stock dividend.

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

     Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loan receivables ("OREO"). In connection with the determination of the allowance for loan losses and OREO, management obtains independent appraisals for significant properties.

3. CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

     July 31, 2001, the Company completed its second issuance of trust preferred capital securities (the "Capital Securities") that raised $20 million of regulatory capital (approximately $19.4 million net proceeds after issuance costs). The Company previously issued $20 million of 9.58 percent trust preferred capital securities in 1997. The aggregate amount of trust Preferred capital securities issued by the Company totals $40 million at March 31, 2002. The Capital Securities issued on July 31, 2001 pay interest on a floating rate basis, based on three month LIBOR plus 358 basis points, with the initial rate set at 7.29 percent (current rate as of March 31, 2002 of 5.45 percent), which reset October, January, April and July of each calendar year. The Capital Securities, which are due July 31, 2031 were issued by Union State Statutory Trust II, a Connecticut business trust, that was formed by the Company solely to issue the Capital Securities and related common stock. The Capital Securities may not be redeemed, except under limited circumstances, until 2006, and thereafter at a premium which reduces over a five year period. The Company may also reduce outstanding Capital Securities through open market purchases. Dividends are paid quarterly in October, January, April and July.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   RECLASSIFICATIONS

     Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles as goodwill, the reassessment of useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption. The Company's adoption of SFAS No. 142 on January 1, 2002 did not have any impact on its condensed consolidated financial statements.

6.   EARNINGS PER COMMON SHARE ("EPS")

     The computation of basic and diluted earnings per common share for the three months ended March 31 is as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                    2002                      2001
                                                                                ------------              -----------
                                                                                  (000's, except share data)
NUMERATOR:
  Net income for basic and diluted earnings per
      common share - net income available to
      common stockholders                                                        $     6,009              $     5,071
                                                                                 ===========              ===========



DENOMINATOR:
 Denominator for basic earnings per common share -
     weighted average shares                                                      18,351,870               18,204,449
 Effects of dilutive securities:
     Director and employee stock options                                             516,495                  445,767
     Restricted stock not vested                                                          --                    2,971
                                                                                  ----------               ----------

  Total effects of dilutive securities                                               516,495                  448,738
                                                                                  ----------                ---------

  Denominator for diluted earnings per common share -
      adjusted weighted average shares                                            18,868,365               18,653,187
                                                                                  ==========               ==========


Basic earnings per common share                                                  $      0.33              $      0.28
                                                                                 ===========              ===========

Diluted earnings per common share                                                $      0.32              $      0.27
                                                                                 ===========              ===========


7.   SECURITIES
     ----------

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The decision to sell available for sale securities is based on management's assessment of changes in economic or financial market conditions, interest rate risk, and the Company's financial position and liquidity. Estimated fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. The Company does not acquire securities for the purpose of trading activities.

     During the three month periods ended March 31, 2002 and 2001, the Company had gross realized gains from sales of securities available for sale of $1,075,000 and $685,000, respectively, and gross realized losses of $3,000 for the 2001 period.

     A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at March 31, 2002 and December 31, 2001 is as follows:



                                                                            GROSS          GROSS     ESTIMATED
                                                        AMORTIZED      UNREALIZED     UNREALIZED          FAIR
     MARCH 31, 2002:                                         COST           GAINS         LOSSES         VALUE
                                                        ------------------------------------------------------
     AVAILABLE FOR SALE:                                                     (000'S)
     U.S. government agencies                           $ 81,974       $    178       $  1,532       $ 80,620
     Mortgage-backed securities                          277,519          1,502            382        278,639
     Obligations of states and
         political subdivisions                            1,530             73             --          1,603
     Corporate securities                                 15,102            255              4         15,353
                                                        --------       --------       --------       --------
     TOTAL SECURITIES AVAILABLE FOR SALE                $376,125       $  2,008       $  1,918       $376,215
                                                        ========       ========       ========       ========
     HELD TO MATURITY:
     U.S. government agencies                           $149,900       $     --       $  4,021       $145,879
     Mortgage-backed securities                           97,952          1,166            337         98,781
     Obligations of states and
         political subdivisions                           71,091          2,134             87         73,138
                                                        --------       --------       --------       --------
     TOTAL SECURITIES HELD TO MATURITY                  $318,943       $  3,300       $  4,445       $317,798
                                                        ========       ========       ========       ========



                                                                           GROSS          GROSS     ESTIMATED
                                                        AMORTIZED     UNREALIZED     UNREALIZED          FAIR
                                                            COST           GAINS         LOSSES         VALUE
     DECEMBER 31, 2001:                                 ------------------------------------------------------
     AVAILABLE FOR SALE:                                                     (000'S)
     U.S. government agencies                           $106,953       $  1,884       $    513       $108,324
     Mortgage-backed securities                          325,753          3,947            517        329,183
     Obligations of states and
         political subdivisions                            1,532             74             --          1,606
     Corporate securities                                 15,102             36            250         14,888
                                                        --------       --------       --------       --------
     TOTAL SECURITIES AVAILABLE FOR SALE                $449,340       $  5,941       $  1,280       $454,001
                                                        ========       ========       ========       ========
     HELD TO MATURITY:
     U.S. government agencies                           $124,926       $    149       $  2,035       $123,040
     Mortgage-backed securities                          104,306            435            453        104,288
     Obligations of states and
        political subdivisions                            69,651          1,976            526         71,101
                                                        --------       --------       --------       --------
     TOTAL SECURITIES HELD TO MATURITY                  $298,883       $  2,560       $  3,014       $298,429
                                                        ========       ========       ========       ========

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


8.      LOANS
        -----

        Nonaccrual loans were $20.4 million at March 31, 2002 and $20.7 million at December 31, 2001. Restructured loans were $0.2 million at both March 31, 2002 and December 31, 2001.

        Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At March 31, 2002, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances, except as further described below with respect to a real estate construction loan in the amount of $19.7 million. At March 31, 2002, there are loans aggregating approximately $0.2 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future. Accruing loans that are contractually past due 90 days or more at March 31, 2002 are immaterial.

        At both March 31, 2002 and December 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting for Impairment of a Loan" ("SFAS No. 114"), approximated $20.6 million, of which $20.4 million were in nonaccrual status. The average recorded investment in impaired loans for the three months ended March 31, 2002 and 2001, and year ended December 31, 2001 was $21.2 million, $19.0 million and $20.0 million, respectively. Interest income recognized by the Company on impaired loans for the March 31, 2002 and 2001 three month periods was not material. As applicable, each impaired loan at March 31, 2002 and 2001 has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses specifically allocated to impaired loans was $2.3 million and $1.6 million as of March 31, 2002 and December 31, 2001, respectively.

        A restructured loan in the amount of $0.2 million at both March 31, 2002 and December 31, 2001, that is considered to be impaired due to a reduction in the contractual interest rate, is on accrual status because the collateral securing these loans is sufficient to protect the contractual principal and interest. The loan has been performing for a reasonable period of time. Interest accrued on the restructured loan as of March 31, 2002 is immaterial.

        At December 31, 2001, the Bank had $0.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett, which filed for bankruptcy protection during the first quarter of 1996. As a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court, the Bank has collected payments of $2.6 million, reducing the original balance of $3.3 million to $0.7 million. A total of $0.4 million was charged-off in 1999 and 1998, further reducing the recorded balance of the loans to $0.3 million. During the quarter ended March 31, 2002, the Bank reached a proposed settlement agreement with the Bankruptcy Trustee for the Bennett loan, which will settle all claims against the Bankruptcy Estate and the Bank, including dismissal of the remaining fraudulent conveyance claims against the Bank. As a result, the Bank charged off the remaining $0.3 million of the Bennett loan, and in addition, agreed to make a settlement payment of $0.3 million to the Bankruptcy Estate, which was fully reserved at March 31, 2002.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        On November 9, 2000, the Company reclassified a real estate construction loan in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. As a result of the impairment of this loan, $2.2 million was charged-off in the fourth quarter of 2000, reducing the loan balance to $17.5 million, while the provision for credit losses was increased by $1.3 million for this loan. During the year ended December 31, 2001, "protective advances" of $0.6 million were made in connection with payments of real estate taxes and common charges, which increased the recorded loan balance to $18.1 million. During 2001 and the three month period ended March 31, 2002, the Bank also advanced $1.4 million during both periods to be used for completion of the project, which further increased the balance to $19.5 and $19.7, million, net of paydowns, as of December 31, 2001 and March 31, 2002, respectively. The Bank has agreed to lend up to an additional $1.3 million to fund the completion of the project and facilitate sales, which proceeds are being used to reduce the Bank's loan. The Company has a specific reserve of $2.3 million for this loan as of March 31, 2002.

        Through an agreement with the borrower, construction of the condominium units is being completed and four units were sold during the 2002 first quarter. The remaining 31 units are being actively marketed for sale. As of March 31, 2002, there were six units under contract of sale. Pending sales of the units and repayment of the loan, the Bank continues to proceed with foreclosure on unsold units, as well as other real estate, which collateralizes the loan. The loan is also personally guaranteed by the principals, and such guarantees will be pursued to recover losses incurred in connection with the loan. The personal guarantees have not been considered in determining the amount of the charge-off or allowance for loan losses applicable to this loan.

9.      BORROWINGS AND STOCKHOLDERS' EQUITY
        -----------------------------------

        The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

        Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $200.0 million from three primary investment firms under master security sale and repurchase agreements. There were no outstanding borrowings under these agreements at March 31, 2002. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At March 31, 2002 and December 31, 2001, the Bank had short-term repurchase agreements outstanding of $1.1 million at an interest rate of 1.77 percent and $1.3 million at an interest rate of 1.68 percent, respectively. At March 31, 2002 and December 31, 2001, these borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $1.1 million and $1.3 million, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $73.0 million. At March 31, 2002 and December 31, 2001, the Bank had no federal funds purchased balances outstanding.

        Short-term FHLB advances are borrowings with original maturities between one and 365 days. At March 31, 2002 and December 31, 2001, the Bank had no such short-term FHLB advances outstanding.

        Additional information with respect to short-term borrowings as of and for the three months ended March 31, 2002 and 2001 is presented in the table below.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


        -----------------------------------------------------------------
        SHORT-TERM BORROWINGS                   2002             2001
        -----------------------------------------------------------------
                                             (000's except percentages)
        Balance at March 31                  $ 1,107        $   23
        Average balance outstanding            1,343           359
        Weighted-average interest rate
          As of March 31                        1.77%         4.86%
          Paid during period                    1.63          5.53
        -----------------------------------------------------------------

        The Bank had long-term borrowings, which have original maturities of over one year, of $302.0 million in securities sold under agreements to repurchase at both March 31, 2002 and December 31, 2001. At March 31, 2002 and December 31, 2001, these borrowings have an original term of between five and ten years at interest rates between 4.33 percent and
        6.08 percent that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of March 31, 2002 and December 31, 2001, these borrowings are collateralized by securities with an aggregate carrying value of $312.5 million and $306.3 million and an estimated fair value of $310.1 million and $305.7 million, respectively.

        At March 31, 2002 and December 31, 2001, long-term FHLB advances totaled $113.5 million and $114.3 million, respectively, at interest rates of between 3.49 percent to 6.72 percent. At March 31, 2002, borrowings totaling $13.5 million are amortizing advances having scheduled payments and $30.0 million are payable only at maturity. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. These borrowings may not be repaid in full prior to maturity without penalty. At March 31, 2002 and December 31, 2001, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate carrying value of $137.6 million and $138.2 million, respectively.

        A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at March 31, 2002, with comparative totals for December 31, 2001, is as follows:

        -----------------------------------------------------------------------

                                                After 1
                                       Within   But Within   After      2002        2001
Long-Term Borrowings                   1 Year   5 Years      5 Years    Total       Total
---------------------------------------------------------------------------------------------
Contractual Payment:                           (000's, except percentages)
Total long-term borrowing             $ 3,452   $ 58,203     $353,804   $415,459   $416,291
Weighted-average interest rate           5.76%      4.49%        5.13%      5.05%      5.05%
---------------------------------------------------------------------------------------------
Expected Call Date:
Total long-term borrowing             $ 3,452   $ 90,203     $321,804   $415,459   $416,291
Weighted-average interest rate           5.76%      4.43%        5.21%      5.05%      5.05%
=============================================================================================

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


        At March 31, 2002 and December 31, 2001 the Bank held 207,869 shares and 208,146 shares of capital stock of the FHLB with a carrying value of $20.8 million for both periods, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

        The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At March 31, 2002, the Bank could pay dividends of $29.4 million to the Company without having to obtain prior regulatory approval.

        On December 18, 2001, the Company's Board of Directors authorized the repurchase of up to 330,000 common shares (adjusted for the ten percent common stock dividend), or approximately 1.8%, of the Company's outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2002 as, in the opinion of management, market conditions may warrant. No purchases have been made under the authorized repurchase plan during the three month period ended March 31, 2002. Common shares repurchased will be held as treasury stock and will be available for general corporate purposes.

10.     COMMITMENTS AND CONTINGENCIES
        -----------------------------

        In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying condensed consolidated financial statements. At March 31, 2002, formal credit lines, commercial and residential loan commitments, which are primarily loans collateralized by real estate, approximated $334.8 million, $66.1 million and $19.1 million, respectively. Outstanding letters of credit totaled $40.6 million. Such commitment amounts represent the maximum risk of loss on these commitments.

        Other commitments are described in Note 16 to the consolidated financial statements of the Company for the year ended December 31, 2001, which is included in the Company's 2001 Annual Report to Stockholders.

        In the ordinary course of business, the Company is party to various legal proceedings arising in the ordinary course of business, none of which, in the opinion of management, based on advise from legal counsel, will have a material adverse effect on the Company's consolidated financial position or results of operations.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.     SEGMENT INFORMATION
        -------------------

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

        The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Northern New Jersey and Southern Connecticut. For the three months ended March 31, 2002 and 2001, there is no customer that accounted for more than ten percent of the Company's revenue.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS
--------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2002. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's accounting policies are disclosed in Note 3 to the consolidated financial statements included in the Company's 2001 Annual Report to Stockholders. The more critical policies given the Company's current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses and provision for credit losses, and the classification of securities as either held to maturity or available for sale. In addition to Note 3 to the 2001 consolidated financial statements, the Company's practice on each of these accounting policies is further described in the applicable sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, also included in the 2001 Annual Report to Stockholders.

FINANCIAL CONDITION
-------------------

At March 31, 2002, the Company had total assets of $2,045.4 million, an increase of $5.3 million or 0.3 percent from December 31, 2001.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, totaled $715.9 million and $773.7 million at March 31, 2002 and December 31, 2001, respectively, a decrease of $57.8 million during the quarter ended

March 31, 2002. The securities portfolio consists of securities held to maturity at amortized cost of $318.9 million and $298.9 million, securities available for sale at estimated fair value totaling $376.2 million and $454.0 million, at March 31, 2002 and December 31, 2001, respectively, and FHLB stock of $20.8 million for both periods. Proceeds from sales and redemption of the securities not otherwise reinvested in securities were used to fund the loan portfolio during this period of increasing loan demand.

During the three months ended March 31, 2002, U.S. government agency securities decreased $2.7 million due primarily to sales and redemptions of $35.0 million in callable bonds, and a net decrease in the estimated fair value of available for sale securities of $2.7 million, offset by purchases totaling $35.0 million. Mortgage-backed securities decreased by $56.9 million primarily due to principal paydowns of $54.2 million, net premium amortizations of $0.4 million, and a decrease in the estimated fair value of available for sale securities of $2.3 million. The Bank's investment in obligations of states and political subdivisions, or municipal securities, increased by $1.4 million primarily due to purchases of $2.1 million that were partially offset by maturities of $0.7 million during the three month period ended March 31, 2002. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

The Company invests in medium-term corporate debt securities and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase and bank equity securities. The Company had outstanding balances in corporate securities of $15.3 million and $14.9 million at March 31, 2002 and December 31, 2001, respectively, consisting of Federal Home Loan Mortgage Corp. ("FHLMC") preferred stock of $15.2 million and $14.8 million at March 31, 2002 and December 31, 2001, respectively, and bank equities of $0.1 million for both periods. The preferred stock is issued by the FHLMC and has a favorable tax equivalent yield. The total investment in FHLB stock was $20.8 million at both March 31, 2002 and December 31, 2001.

The Company continues to exercise its conservative approach to investing by purchasing high credit quality investments, evaluating equity investments of other publicly traded financial institutions, and controlling interest rate risk by purchasing both fixed and floating rate securities through the averaging of investments in medium-term maturities.

At March 31, 2002, loans outstanding were $1,229.7 million, a net increase of $58.7 million or 5.0 percent compared to December 31, 2001. The increase in outstanding loan balances reflects increases of: $30.1 million in commercial mortgages; $21.6 million in land, acquisition and construction loans; $11.0 million in residential mortgages; $3.1 million in time unsecured loans; $0.8 million in commercial installment loans; and $0.6 million in home equity loans. The increase was partially offset by decreases in $5.8 million in time secured loans; $1.1 million in personal installment loans; $0.6 million in credit card loans; and $1.0 million in other loans. The Company had approximately $334.8 million in formal credit lines, $85.2 million in loan commitments outstanding, which are loans primarily collateralized by real estate, and $40.6 million in letters of credit outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.6 million or 5.0 percent to $13.0 million at March 31, 2002, from $12.4 million at December 31, 2001. The allowance for loan losses represents 1.06 percent of gross loans outstanding at both March 31, 2002 and December 31, 2001. The allowance reflects a provision of $1.2 million and net charge-offs of $609,000 recorded for the first quarter 2002.

Management believes the allowance for loan losses at March 31, 2002 appropriately reflects the risk elements inherent in the total loan portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Total deposits increased $0.6 million for the three month period ended March 31, 2002 to $1,426.5 million from $1,425.9 at December 31, 2001. Demand, NOW and money market deposits increased $0.6 million, $5.0 million and $2.9 million, respectively, partially offset by decreases in savings deposits and time deposits of $2.4 million and $5.5 million, respectively. NOW and money market deposits increased as customers moved funds into more liquid, short-term deposit accounts because of the uncertainty associated with the current interest rate environment. The increase in NOW and money market deposits was also due to municipal deposit increases of $1.7 million and $1.6 million, respectively. Demand deposits also benefitted from an increase in municipal deposits of $2.1 million, which offset a $1.5 million decrease in retail and commercial demand deposits. Savings deposits decreased due to competition from alternative investment products as a result of lower yields offered during this period of lower interest rates. Time deposits greater than $100,000 from local municipalities, which are obtained on a bidding basis with maturities of 30 to 180 days, and retail time deposits under $100,000 decreased $16.3 million and $0.3 million, respectively, during the three month period ended March 31, 2002. Depending on rate and term, the Bank utilizes municipal and large time deposits as an alternative to borrowed funds. The decrease in time deposits was partially offset by increases in personal time deposits over $100,000 and IRA and KEOGH time deposits of $10.8 million and $0.3 million, respectively.

During the three months ended March 31, 2002, the Bank utilized cash flow from its investment portfolio, which decreased $57.8 million, to fund the increase in loans outstanding of $58.7 million. Due to the low interest rate environment, the investment portfolio's excess cash flow was prudently used to fund higher yielding loans instead of purchasing investments, which helped increase the Bank's net interest income. The low interest rate environment also influenced the Bank's strategy to attract longer-term deposits, securing low interest rates for an extended period of time, while decreasing balances of shorter-term, more volatile deposits. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $137.1 million at March 31, 2002 from the December 31, 2001 balance of $135.2 million, an increase of 1.4 percent. The increase primarily results from: $6.0 million of net income for the three month period ended March 31, 2002; $0.7 million of stock options exercised and $0.1 million of shares committed to be released under benefit plans; partially offset by a decrease in other comprehensive income of $2.7 million, common stock dividends paid of $1.7 million and treasury stock transactions of $0.5 million.

The Company's leverage ratio at March 31, 2002 was 8.34 percent, compared to
8.19 percent at December 31, 2001. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 12.89 percent and 13.90 percent at March 31, 2002, and 14.03 percent and 13.03 percent at December 31, 2001, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at March 31, 2002 and December 31, 2001.

RESULTS OF OPERATIONS
---------------------

EARNINGS
--------

The Company's net income of $6.0 million for the three month period ended March 31, 2002 increased 18.5 percent as compared to $5.1 million for the comparable 2001 period. Basic and diluted earnings per common share were $0.33 and $0.32 for the three month period ended March 31, 2002, compared to $0.28 and $0.27 for the three month period ended March 31, 2001, respectively. The increase in diluted earnings per common share of 18.5 percent for the three month period ended March 31, 2002, compared to the prior year period, reflects the higher net income, partially offset by higher adjusted weighted average shares.

The Company's increase in net income was due to an increase in net interest income, non-interest income and net security gains. These increases were partially offset by higher non-interest expenses and provision for credit losses, while the effective rate for the provision for income taxes is approximately the same in both periods.

A discussion of the factors impacting the changes in the various components of net income follows.

NET INTEREST INCOME
-------------------

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. For the three month period ended March 31, 2002, net interest income increased 19.6 percent to $17.3 million from $14.5 million recorded for the three months ended March 31, 2001. Net interest income increased in the current year period primarily due to both increases in the net interest spread and margin on a tax equivalent basis and increases in average interest earning assets.

For the three months ended March 31, 2002, the net interest spread on a tax equivalent basis (yield on earning assets less cost of funds, including demand deposits) was 3.54 percent, compared to 3.18 percent. The net interest margin on a tax equivalent basis (net interest income on a tax equivalent basis divided by average interest earning assets) for the three month period ended March 31, 2002 was 3.65 percent compared to 3.34 percent for the same period in 2001. The increase in the net interest spread and margin reflects the more significant decrease in cost of funds as compared to the decline in yields on interest earning assets compared to the prior year during a period of declining interest rates that began in 2001. The more significant decline in cost of funds reflects management's strategies to lower interest expense, while extending the maturities of liabilities during the lower interest rate environment. The net interest margin also benefited from a 21.2 percent increase in average earning assets over interest bearing liabilities and Trust Preferred securities for the first quarter of 2002 compared to the quarter ended March 31, 2001.

The decrease in yield on average interest earning assets on a tax equivalent basis from 7.79 percent for the three month period ended March 2001 to 6.34 percent for the same period in 2002 consisted of decreases in the yield on average net loans from 8.39 percent to 6.88 percent, average gross securities from 6.99 percent to 5.78 percent and average federal funds sold from 5.49 percent to 1.66 percent. The decrease in yields resulting in a reduction of interest income was partially offset by volume increases on average interest earning assets of $169.9 million, or 9.5 percent, from $1,793.4 million to $1,963.3 million for the three month period ended March 31, 2002, as compared to the prior year period. The increase in volume was primarily from net increases in real estate secured land acquisition and construction loans, commercial mortgages, and residential mortgages.

Costs of interest bearing liabilities decreased during the three month period ended March 31, 2002, as compared to the same period in the prior year. The decrease in the costs of average interest bearing liabilities (including demand deposit accounts) from 4.61 percent for the three month period ended March 31, 2001 to 2.80 percent for the same period in 2002, resulted primarily from a decrease in the cost of interest bearing deposits from 4.98 percent for the three month period ended March 31, 2001 to 2.36 percent for the three month period ended March 31, 2002.

The Company continues a leverage strategy of purchasing government securities funded by borrowings. Although the leverage strategy results in tighter net interest spreads, the strategy increases net interest income while managing interest rate risk. The Company has also taken advantage of opportunities during the first quarter of 2002 to restructure the available-for-sale security portfolio. Net security gains of $1.1 million were realized for the quarter ended March 31, 2002 with subsequent repurchases of approximately $25.0 million in investment securities, while only sightly impacting the overall yield and maturity of the investment portfolio.

PROVISION FOR CREDIT LOSSES
---------------------------

The provision for credit losses increased $1,032,000 to $1,232,000 for the three month period ended March 31, 2002, compared to the same period in 2001. The increase in the current period primarily reflects an increase in loans of 5.0 percent as compared to a decrease in the prior year period of 0.6 percent over the respective year end balances. The increase in the provision for credit losses also reflects a proposed settlement of the Bennett loan. The proposed settlement agreement with the Bankruptcy Trustee for the Bennett loan, will settle all claims against the Bankruptcy Estate and the Bank, including dismissal of the remaining fraudulent conveyance claims against the Bank. The proposed settlement resulted in a $0.6 million charge-off reflecting the write-off of the remaining $0.3 million loan and an agreed upon settlement payment of $0.3 million to the Bankruptcy Estate. During the three month period ended March 31, 2002, net charge-offs totaled $609,000, compared to net charge-offs of $92,000 for the three month period ended March 31, 2001. The net charge-offs primarily relate to the Bennett loan in 2002 and commercial and credit card loans in 2001. Nonaccrual loans, which are primarily collateralized by real estate, were $20.4 million and $19.4 million, respectively, at March 31, 2002 and 2001, compared to $20.7 million at December 31, 2001.

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

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment and industry, geographic and customer concentrations in the loan portfolio, and review of the historical loan loss experience. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance is considered adequate to absorb losses inherent in the credit portfolio.

A substantial portion (88.6 percent at March 31, 2002) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for credit losses established in 2002 and 2001 and the related allowance for loan losses reflects net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

NON-INTEREST INCOME
-------------------

Non-interest income for the three months ended March 31, 2002 increased by $513,000 (24.9 percent) to $2,577,000 as compared to the same period in 2001. The increase for the three month period ended March 31, 2002 reflects higher net securities gains of $393,000, higher prepayment penalty fees of $209,000, and other fee income including fees on debit cards and checking account services of $50,000, partially offset by decreases in letter of credit fees of $72,000 and fee income on nontraditional investment products sales of $42,000.

NON-INTEREST EXPENSES
---------------------

Non-interest expenses increased $872,000 (10.1 percent) to $9,464,000 for the three month period ended March 31, 2002 from the comparable period in 2001. The primary reason for this increase results from higher levels of salaries and benefits, business development expenses and other expenses necessary to expand and support increased business volume and balance sheet growth.

Salaries and employee benefits, the largest component of non-interest expenses, increased by $592,000, or 11.7 percent, during the three month period ended March 31, 2002 compared to the prior year period. The increase occurred due to additional personnel employed by the Company to accommodate the increases in deposits and loans and their related services, merit increases, higher levels of incentive compensation and increases in medical benefits and payroll taxes.

Significant changes in the other components of non-interest expenses for the three month period ended March 31, 2002 compared to March 31, 2001, were due to the following:

        Increase of $69,000 (19.5%) in advertising and business development. The increase reflects an increase in marketing expense for additional advertising to support deposit promotions and increase customer awareness in the Stamford, Connecticut area.

        Increase of $83,000 (45.4%) in professional fees. The increase is due to the addition of a Director to the Company's Board of Directors and higher Director fees, as well as consulting fees during the first quarter of 2002.

        Increase of $22,000 (8.4%) in communications expense. The increase relates to greater telephone usage as a result of increased employees, corporate office space and data lines usage.

        Decrease of $21,000 (9.4%) in stationery and printing. The decrease reflects a decrease in office supplies and equipment due to additional purchases made in 2001 to support stationery and supplies needed for the La Jolla branches opened at the end of the year 2000.

        Increase of $119,000 (17.4%) in other expenses. The increase is primarily due to branch related expenses, higher credit reports and appraisal fee expenses from higher loan volume and technology related fees from Internet usage.

INCOME TAXES
------------

The effective income tax rates for both the three month periods ended March 31, 2002 and 2001 was 34.5%. The lower effective income tax rate for both periods, as compared to the Federal statutory tax rate, primarily reflects benefits associated with tax exempt obligations of states and political subdivisions, partially offset by state income taxes, net of federal tax benefits.

U.S.B. HOLDING CO., INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK
-------------------------------------------------------------------

Quantitative and qualitative disclosures about market risk at December 31, 2001 were reported in the Company's 2001 Annual Report to Stockholders. There have been no material changes in the Company's market risk exposures at March 31, 2002 compared to December 31, 2001. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not been party to any derivative financial instruments during the three months ended March 31, 2002.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at March 31, 2002 as compared to December 31, 2001. The Company's "Static Gap" at March 31, 2002 was a negative cumulative $5.7 million in the one year time frame compared to a negative cumulative $31.4 million at December 31, 2001. If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent three month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

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

(3)(b)       Amendment to Restated Certificate of Incorporation dated March 26,
             1997.*

(3)(c) Bylaws of Registrant (incorporated herein by reference from Registrant's Registration Statement on Form S-14 (file no. 2-79734), Exhibit 3(b)).

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

(A)     Exhibits

Exhibit
No.            Exhibit
-------------------------

(4)(f) Amended and Restated Declaration of Trust of Union State Statutory Trust II (incorporated herein by reference to Registrant's 2001 Third Quarter 10-Q, Exhibit (4)(f)).

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

(10)(d) Agreement of Employment dated as of November 16, 1998, and as amended November 8, 2000, between the Company and the Bank and Steven T. Sabatini (incorporated herein by reference to Registrant's 2000 Third Quarter 10-Q, Exhibit (10)(c)).

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

(10)(g) Registrant's U.S.B. Holding Co., Inc. Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit (10)(g )).

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

(A)     Exhibits

Exhibit
No.            Exhibit
-------------------------

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

(10)(m) Registrant's 1997 Employee Stock Option Plan (incorporated herein by reference to Registrant's Proxy Statement filed April 18, 1997).

(10)(n) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Employee Stock Option Plan") (incorporated herein by reference to Exhibit B to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1996 Annual Meeting of Shareholders).

10)(o) Amendment No. 1 to the Employee Stock Option Plan (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("Tappan Zee 1997 10-K"), Exhibit 10.1.1).

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

(10)(u) Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1 (file No. 33-94128), filed on June 30, 1995, as amended,
             Exhibit 10.7).

(A)     Exhibits

Exhibit
No.            Exhibit
-------------------------

(10)(v) Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc. and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

(10)(w) Registrant's Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999 and as amended March 20, 2002 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, (Exhibit (10)(w)).

(10)(x) Asset Purchase and Account Assumption Agreement by and between Union State Bank and La Jolla Bank dated May 25, 2000 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 2000 Exhibit (10)(oo)).

(10)(y) U.S.B. Holding Co., Inc. Severance Plan dated January 30, 2002 (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit
             (10)(y)).

(10)(z) U.S.B. Holding Co., Inc. Executive Incentive Bonus Plan as amended February 24, 1999 (incorporated herein by reference to Registrant's Proxy Statement filed April 27, 1999).

(11)         Computation of earnings per share.*

--------------------
*Filed Herewith.

(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 13, 2002.

                            U.S.B. HOLDING CO., INC.



/s/ Thomas E. Hales                          /s/ Steven T. Sabatini
------------------------------------         -----------------------------------
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