Form 10-Q
period 2002-06-30
USB HOLDING CO INC
filed 2002-08-14
CIK 707805

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended June 30, 2002 Commission File No. 1-12811
                               -------------


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

                                    YES X   NO
                                       ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AT AUGUST 5, 2002
                  -----                     -----------------------------

         Common stock, par value                     18,480,787
            $0.01 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF                              1
         CONDITION AS OF JUNE 30, 2002 AND
         DECEMBER 31, 2001.

         CONDENSED CONSOLIDATED STATEMENTS OF                              2
         INCOME FOR THE THREE MONTHS ENDED
         JUNE 30, 2002 AND 2001.

         CONDENSED CONSOLIDATED STATEMENTS OF                              3
         INCOME FOR THE SIX MONTHS ENDED
         JUNE 30, 2002 AND 2001.

         CONDENSED CONSOLIDATED STATEMENTS OF                              4
         CASH FLOW FOR THE SIX MONTHS ENDED
         JUNE 30, 2002 AND 2001.

         CONDENSED CONSOLIDATED STATEMENTS OF                              6
         CHANGES IN STOCKHOLDERS' EQUITY FOR
         THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL                         8
         STATEMENTS.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          17
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                         25
         ABOUT MARKET RISK.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY                     26
         HOLDERS.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                26

ITEM 1.  PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
----------------------------------------------------------

(000'S, EXCEPT SHARE DATA)                                                 JUNE 30,        DECEMBER 31,
                                                                             2002              2001
                                                                         -----------       -----------
ASSETS
------
Cash and due from banks                                                  $    58,751       $    48,721
Federal funds sold                                                            85,600            21,100
                                                                         -----------       -----------
Cash and cash equivalents                                                    144,351            69,821
Interest bearing deposits in other banks                                          21               290
Securities:
    Available for sale (at estimated fair value)                             401,826           454,001
    Held to maturity (estimated fair value of
       $293,862 in 2002 and $298,429 in 2001)                                289,729           298,883
Loans, net of allowance for loan losses of
    $12,879 in 2002 and $12,412 in 2001                                    1,238,254         1,158,534
Premises and equipment, net                                                   11,152            11,343
Accrued interest receivable                                                   10,657            10,087
Other real estate owned (OREO)                                                    34                34
Federal Home Loan Bank of New York stock                                      20,759            20,815
Other assets                                                                  13,700            16,318
                                                                         -----------       -----------
TOTAL ASSETS                                                             $ 2,130,483       $ 2,040,126
                                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Non-interest bearing deposits                                            $   233,620       $   210,811
Interest bearing deposits:
    NOW accounts                                                              94,614            84,136
    Money market accounts                                                     92,017            82,381
    Savings deposits                                                         429,349           431,893
    Time deposits                                                            649,513           616,737
                                                                         -----------       -----------
TOTAL DEPOSITS                                                             1,499,113         1,425,958
Accrued interest payable                                                       5,735             7,244
Accrued expenses and other liabilities                                        15,302            14,024
Securities sold under agreements to repurchase                               303,628           303,279
Federal Home Loan Bank of New York advances                                  112,614           114,291
                                                                         -----------       -----------
TOTAL                                                                      1,936,392         1,864,796
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trusts                                          50,000            40,000
Minority interest-junior preferred stock of consolidated subsidiary              130               130
Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value
          Authorized shares: 100,000; no shares outstanding                       --                --
    Common stock, $0.01 par value; authorized shares - 50,000,000;
     issued shares - 19,709,359 in 2002 and 19,531,188 in 2001                   197               195
    Additional paid-in capital                                               138,748           137,627
    Retained earnings                                                         17,252             8,457
    Treasury stock, at cost; common shares 1,255,298 in 2002 and
       1,151,842 in 2001                                                     (14,987)          (13,381)
    Common stock held for benefit plans                                       (1,774)           (1,601)
    Deferred compensation obligation                                           1,416             1,178
    Accumulated other comprehensive income                                     3,109             2,725
                                                                         -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                   143,961           135,200
                                                                         -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 2,130,483       $ 2,040,126
                                                                         ===========       ===========


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                    2002             2001
                                                                   -------          -------
                                                                  (000'S, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                         $21,326          $21,532
Interest on federal funds sold                                         195              497
Interest and dividends on securities:
         Mortgage-backed securities                                  4,487            6,494
         U.S. Treasury and government agencies                       4,216            3,471
         Obligations of states and political subdivisions              902              822
         Corporate securities and other                                213                4
Interest on deposits in other banks                                      3                3
Dividends on Federal Home Loan Bank of New York stock                  231              571
                                                                   -------          -------
TOTAL INTEREST INCOME                                               31,573           33,394
                                                                   -------          -------

INTEREST EXPENSE:
Interest on deposits                                                 7,028           13,825
Interest on borrowings                                               5,302            4,252
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trusts                       779              488
                                                                   -------          -------
TOTAL INTEREST EXPENSE                                              13,109           18,565
                                                                   -------          -------

NET INTEREST INCOME                                                 18,464           14,829
Provision for credit losses                                          1,365              220
                                                                   -------          -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES               17,099           14,609
                                                                   -------          -------

NON-INTEREST INCOME:
Service charges and fees                                               820              878
Other income                                                           850              427
Gain on securities transactions - net                                  293              851
                                                                   -------          -------
TOTAL NON-INTEREST INCOME                                            1,963            2,156
                                                                   -------          -------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                       5,859            5,155
Occupancy and equipment                                              1,604            1,597
Advertising and business development                                   486              474
Professional fees                                                      256              236
Communications                                                         239              247
Stationery and printing                                                199              199
FDIC insurance                                                          68               71
Amortization of intangibles                                            225              226
Other expense                                                          820              631
                                                                   -------          -------
TOTAL NON-INTEREST EXPENSES                                          9,756            8,836
                                                                   -------          -------
Income before income taxes                                           9,306            7,929
Provision for income taxes                                           3,200            2,762
                                                                   -------          -------
NET INCOME                                                         $ 6,106          $ 5,167
                                                                   =======          =======

BASIC EARNINGS PER COMMON SHARE                                    $  0.33          $  0.28
                                                                   =======          =======

DILUTED EARNINGS PER COMMON SHARE                                  $  0.32          $  0.28
                                                                   =======          =======


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                     2002             2001
                                                                   -------          -------
                                                                  (000'S, EXCEPT SHARE DATA)

INTEREST INCOME:
Interest and fees on loans                                         $41,592          $43,933
Interest on federal funds sold                                         374            1,104
Interest and dividends on securities:
         Mortgage-backed securities                                  9,374           12,732
         U.S. Treasury and government agencies                       8,034            7,112
         Obligations of states and political subdivisions            1,795            1,632
         Corporate securities and other                                427                3
Interest on deposits in other banks                                      5                5
Dividends on Federal Home Loan Bank of New York stock                  446            1,199
                                                                   -------          -------
TOTAL INTEREST INCOME                                               62,047           67,720
                                                                   -------          -------

INTEREST EXPENSE:
Interest on deposits                                                14,160           29,639
Interest on borrowings                                              10,575            7,812
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trusts                     1,555              976
                                                                   -------          -------
TOTAL INTEREST EXPENSE                                              26,290           38,427
                                                                   -------          -------

NET INTEREST INCOME                                                 35,757           29,293
Provision for credit losses                                          2,597              420
                                                                   -------          -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES               33,160           28,873
                                                                   -------          -------

NON-INTEREST INCOME:
Service charges and fees                                             1,627            1,716
Other income                                                         1,545              971
Gains on securities transactions - net                               1,368            1,533
                                                                   -------          -------
TOTAL NON-INTEREST INCOME                                            4,540            4,220
                                                                   -------          -------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                      11,510           10,201
Occupancy and equipment                                              3,153            3,140
Advertising and business development                                   909              828
Professional fees                                                      522              419
Communications                                                         523              509
Stationery and printing                                                401              422
FDIC insurance                                                         140              141
Amortization of intangibles                                            451              452
Other expense                                                        1,611            1,316
                                                                   -------          -------
TOTAL NON-INTEREST EXPENSES                                         19,220           17,428
                                                                   -------          -------
Income before income taxes                                          18,480           15,665
Provision for income taxes                                           6,365            5,427
                                                                   -------          -------
NET INCOME                                                         $12,115          $10,238
                                                                   =======          =======

BASIC EARNINGS PER COMMON SHARE                                    $  0.66          $  0.56
                                                                   =======          =======

DILUTED EARNINGS PER COMMON SHARE                                  $  0.64          $  0.55
                                                                   =======          =======


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
----------------------------------------------------------

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                    2002            2001
                                                                                 ---------       ---------
OPERATING ACTIVITIES:                                                                     (000'S)
Net income                                                                       $  12,115       $  10,238
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                                       2,597             420
   Depreciation and amortization                                                     1,339           1,420
   Amortization of premiums on securities - net                                        744             562
   Deferred income tax (benefit) provision - net                                    (1,965)          5,480
   Gains on securities transactions - net                                           (1,368)         (1,533)
Noncash benefit plan expense                                                           134             126
(Increase) decrease in accrued interest receivable                                    (570)          2,883
Decrease in accrued interest payable                                                (1,509)         (1,379)
Other - net                                                                          5,578           1,435
                                                                                 ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           17,095          19,652
                                                                                 ---------       ---------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                33,344         162,380
Proceeds from principal paydowns, redemptions and maturities of:
   Securities available for sale                                                   133,753          44,739
   Securities held to maturity                                                      26,517         106,432
Purchases of securities available for sale                                         (88,675)       (275,977)
Purchases of securities held to maturity                                           (42,359)        (91,099)
Net redemptions of Federal Home Loan Bank of New York stock                             56              --
Net decrease (increase) in interest bearing deposits in other banks                    269              (9)
Increase in loans outstanding                                                      (82,317)        (10,134)
Purchases of premises and equipment - net                                             (697)           (868)
                                                                                 ---------       ---------
NET CASH USED FOR INVESTING ACTIVITIES                                             (20,109)        (64,536)
                                                                                 ---------       ---------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                           40,379          43,045
Net increase (decrease) in time deposits, net of withdrawals and maturities         32,776         (92,204)
Net increase (decrease) in securities sold under agreements
   to repurchase -  short-term                                                         349            (116)
Proceeds from securities sold under agreements to
   repurchase - long-term                                                               --          30,000
Proceeds from Federal Home Loan Bank of New York
   advances - long-term                                                                 --          70,000
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                                            (1,677)         (1,810)
Net proceeds from issuance of Corporation-Obligated mandatory
   redeemable capital securities of subsidiary trust                                 9,699              --
Cash dividends paid                                                                 (3,320)         (2,687)
Proceeds from exercise of common stock options                                         230              46
Purchases of treasury stock                                                           (892)           (276)
                                                                                 ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        $  77,544       $  45,998
                                                                                 =========       =========

         (Continued)

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (CONT'D)
-------------------------------------------------------------------

                                                                                      SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   2002             2001
                                                                                 ---------       ---------
                                                                                           (000'S)
INCREASE IN CASH AND CASH EQUIVALENTS                                            $  74,530       $   1,114
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      69,821          74,891
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 144,351       $  76,005
                                                                                 =========       =========

Supplemental Disclosures:
   Interest paid                                                                 $  27,799       $  39,806
                                                                                 ---------       ---------
   Income tax payments                                                           $   4,755       $      90
                                                                                 ---------       ---------
   Transfer of held to maturity securities to available for sale securities      $      --       $     592
                                                                                 ---------       ---------
   Change in shares held in trust for deferred compensation                      $    (238)      $    (246)
                                                                                 ---------       ---------
   Change in deferred compensation obligation                                    $     238       $     246
                                                                                 ---------       ---------
   Change in accumulated other comprehensive income                              $     384       $     132
                                                                                 ---------       ---------
   Purchases of treasury stock related to exercise of stock options              $    (796)      $  (1,049)
                                                                                 ---------       ---------
   Non cash exercise of stock options and related tax benefit                    $   1,003       $   1,699
                                                                                 ---------       ---------
   Purchases of securities not yet settled:
         Available for sale                                                      $      --       $   2,032
                                                                                 ---------       ---------
         Held to maturity                                                        $      --       $   9,994
                                                                                 ---------       ---------
   Exchange of Tappan Zee Financial, Inc. common
         shares to treasury stock                                                $     (97)      $      --
                                                                                 ---------       ---------


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

                                               FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                     (000'S, EXCEPT SHARE DATA)
                                                                                                          ACCUMULATED
                                  COMMON STOCK   ADDITIONAL                    COMMON STOCK    DEFERRED      OTHER        TOTAL
                                 SHARES     PAR   PAID-IN   RETAINED TREASURY   HELD FOR    COMPENSATION COMPREHENSIVE STOCKHOLDERS'
                               OUTSTANDING VALUE  CAPITAL   EARNINGS  STOCK   BENEFIT PLANS  OBLIGATION     INCOME        EQUITY
                               ----------- -----  -------   --------  -----   -------------  ----------     ------        ------
Balance at January 1, 2002     18,379,346  $195   $137,627  $ 8,457  $(13,381)   $(1,601)      $1,178       $2,725      $135,200

Net income                                                   12,115                                                       12,115

Other comprehensive income:
 Net unrealized securities
  gains arising during the
  period, net of taxes of $825                                                                               1,179         1,179
 Reclassification adjustment
  of net gains for securities
  sold net of taxes of $558                                                                                   (795)         (795)
                                                                                                            ------      --------
   Other comprehensive income                                                                                  384           384
                                                                                                                        --------
Total comprehensive income                                                                                                12,499

Cash dividends:
   Common ($0.18 per share)                                  (3,310)                                                      (3,310)

   Junior Preferred stock                                       (10)                                                         (10)

Common stock options exercised
   and related tax benefit        193,549     2      1,052                179                                              1,233

Purchases of treasury stock      (118,834)                            (1,785)                                             (1,785)

ESOP shares committed to
   be released                                          69                            65                                     134

Deferred compensation
   obligation                                                                       (238)         238                         --
                               ----------  ----   --------  -------  --------    -------       ------       ------      --------
BALANCE AT JUNE 30, 2002       18,454,061  $197   $138,748  $17,252  $(14,987)   $(1,774)      $1,416       $3,109      $143,961
                               ==========  ====   ========  =======  ========    =======       ======       ======      ========


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

                                               FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                     (000'S, EXCEPT SHARE DATA)
                                                                                                          ACCUMULATED
                                  COMMON STOCK   ADDITIONAL                    COMMON STOCK    DEFERRED      OTHER        TOTAL
                                 SHARES     PAR   PAID-IN   RETAINED TREASURY   HELD FOR    COMPENSATION COMPREHENSIVE STOCKHOLDERS'
                               OUTSTANDING VALUE  CAPITAL   EARNINGS  STOCK   BENEFIT PLANS  OBLIGATION     INCOME        EQUITY
                               ----------- -----  -------   --------  -----   -------------  ----------     ------        ------
Balance at  January 1, 2001    16,591,111  $175   $111,942  $17,116  $(11,158)   $(1,431)      $  856       $  377      $117,877

Net income                                                   10,238                                                       10,238

Other comprehensive income:
 Net unrealized securities
  gains arising during the
  period, net of taxes of $629                                                                                 886           886
 Reclassification adjustment
  of net gains for securities
  sold, net of taxes of $536                                                                                  (754)         (754)
                                                                                                            ------      --------
Other comprehensive income                                                                                     132           132
                                                                                                                        --------
Total comprehensive income                                                                                                10,370

Cash dividends:
 Common ($0.15 per share)                                    (2,676)                                                      (2,676)
 Junior preferred stock                                         (11)                                                         (11)

Common stock options exercised
 and related tax benefit          251,761     2      1,556                187                                              1,745

Purchases of treasury stock      (111,468)                             (1,325)                                            (1,325)

Amortization of RRP awards                                                            18                                      18

ESOP shares committed to
 be released                                            42                            66                                     108

Deferred compensation
 obligation                                                                         (246)         246                        --
                               ----------  ----   --------  -------  --------    -------       ------       ------      --------
BALANCE AT JUNE 30, 2001       16,731,404  $177   $113,540  $24,667  $(12,296)   $(1,593)      $1,102       $  509      $126,106
                               ==========  ====   ========  =======  ========    =======       ======       ======      ========


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the "Company"), Union State Bank (the "Bank") [including its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc, and TPNZ Preferred Funding Corporation ("TPNZ")], Union State Capital Trust I, Union State Statutory Trust II, USB Statutory Trust III, and Ad Con, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

2.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002, and its operations, cash flow and changes in stockholders' equity for the three and six months ended June 30, 2002 and 2001. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements included in the Company's 2001 Annual Report to Stockholders.

         The Company's Board of Directors declared a ten percent common stock dividend, which was distributed on January 22, 2002 to stockholders of record on January 8, 2002. The weighted average common shares outstanding and per common share amounts for the three and six months ended June 30, 2001 have been adjusted to reflect the ten percent common stock dividend.

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

3. CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS
         ----------------------------------------------------------------

         On June 26, 2002, the Company completed its third issuance of Trust Preferred Capital Securities (the "Capital Securities") that raised $10.0 million of regulatory capital (approximately $9.7 million net proceeds after issuance costs), of which approximately $5.0 million is included in Tier I regulatory capital and the remaining amount is included in total regulatory capital under regulatory guidelines as of June 30, 2002. The previous issuances of Capital Securities include $20.0 million of fixed rate Capital Securities

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

         issued in February 1997 at 9.58 percent and $20.0 million of floating rate Capital Securities issued in July 2001 (current rate as of June 30, 2002, 5.50 percent). The aggregate amount of Capital Securities issued by the Company totaled $50.0 million at June 30, 2002, of which $45.0 million is included in Tier I regulatory capital.

         The Capital Securities issued on June 26, 2002 pay interest on a floating rate basis, based on three month LIBOR plus 345 basis points, with the initial rate set at 5.34 percent, which resets September, December, March and June of each calendar year. The Capital Securities, which are due June 26, 2032 were issued by USB Statutory Trust III, a Connecticut business trust, that was formed by the Company solely to issue the Capital Securities and related common stock. The Capital Securities may not be redeemed, except under limited circumstances, until 2007 at par. The Company may also reduce outstanding Capital Securities through open market purchases. Dividends are paid quarterly in September, December, March and June.

         Detailed discussion of the Capital Securities issued in February 1997 and July 2001 is included in Note 10 to the Company's Consolidated Financial Statements for the year ended 2001, included in the 2001 Annual Report to Stockholders.

4.       RECLASSIFICATIONS
         -----------------

         Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

5.       RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The adoption of the effective provisions of this statement did not have any impact on its condensed consolidated financial statements. In addition, the Company does not expect that the provisions effective for the year beginning January 1, 2003 will have any impact on the consolidated financial statements.

6.       GOODWILL AND OTHER INTANGIBLE ASSETS
         ------------------------------------

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

         Company's adoption of SFAS No. 142 on January 1, 2002 did not have any impact on its condensed consolidated financial statements.

7.       EARNINGS PER COMMON SHARE ("EPS")
         ---------------------------------

         The computation of basic and diluted earnings per common share for the three and six months ended June 30 is as follows:

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                       2002            2001            2002            2001
                                                   -----------     -----------     -----------     -----------
         NUMERATOR:                                                (000'S, EXCEPT SHARE DATA)
           Net income                              $     6,106     $     5,167     $    12,115     $    10,238
           Less preferred stock dividends                   10              11              10              11
                                                   -----------     -----------     -----------     -----------

           Net income for basic and diluted
             earnings per common share - net
             income available to common
             stockholders                          $     6,096     $     5,156     $    12,105     $    10,227
                                                   ===========     ===========     ===========     ===========

         DENOMINATOR:
           Denominator for basic earnings
             per common share - weighted
             average shares                         18,403,822      18,329,430      18,377,990      18,267,285

           Effects of dilutive securities:
             Director and employee
             stock options                             579,211         398,147         558,778         412,100

           Restricted stock not vested                      --           3,703              --           3,749
                                                   -----------     -----------     -----------     -----------
           Total effects of dilutive securities        579,211         401,850         558,778         415,849
                                                   -----------     -----------     -----------     -----------

           Denominator for diluted earnings
             per common share - adjusted
             weighted average shares                18,983,033      18,731,280      18,936,768      18,683,134
                                                   ===========     ===========     ===========     ===========

           Basic earnings per common share         $      0.33     $      0.28     $      0.66     $      0.56
                                                   ===========     ===========     ===========     ===========
           Diluted earnings per common share       $      0.32     $      0.28     $      0.64     $      0.55
                                                   ===========     ===========     ===========     ===========

8.       SECURITIES
         ----------

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

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

         During the three and six month periods ended June 30, 2002, the Company had gross realized gains from sales of securities available for sale of $293,000 and $1,368,000, respectively. The Company did not have gross losses during the 2002 periods.

         A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at June 30, 2002 and December 31, 2001 is as follows:

                                                                  GROSS         GROSS      ESTIMATED
                                                  AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                                    COST          GAINS        LOSSES        VALUE
                                                  ---------    ----------    ----------    ----------
         JUNE 30, 2002:
         AVAILABLE FOR SALE:                                            (000'S)
         U.S. government agencies                 $104,926      $  1,036      $    146      $105,816
         Mortgage-backed securities                274,948         4,147            87       279,008
         Obligations of states and
             political subdivisions                  1,530            89            --         1,619
         Corporate securities                       15,134           257             8        15,383
                                                  --------      --------      --------      --------
         TOTAL SECURITIES AVAILABLE FOR SALE      $396,538      $  5,529      $    241      $401,826
                                                  ========      ========      ========      ========

         HELD TO MATURITY:
         U.S. government agencies                 $124,914      $    234      $     93      $125,055
         Mortgage-backed securities                 93,130         1,038           114        94,054
         Obligations of states and
             political subdivisions                 71,685         3,068            --        74,753
                                                  --------      --------      --------      --------
         TOTAL SECURITIES HELD TO MATURITY        $289,729      $  4,340      $    207      $293,862
                                                  ========      ========      ========      ========
                                                                  GROSS         GROSS      ESTIMATED
                                                  AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                                    COST          GAINS        LOSSES        VALUE
                                                  ---------    ----------    ----------    ----------
         DECEMBER 31, 2001:
         AVAILABLE FOR SALE:                                            (000'S)
         U.S. government agencies                 $106,953      $  1,884      $    513      $108,324
         Mortgage-backed securities                325,753         3,947           517       329,183
         Obligations of states and
             political subdivisions                  1,532            74            --         1,606
         Corporate securities                       15,102            36           250        14,888
                                                  --------      --------      --------      --------
         TOTAL SECURITIES AVAILABLE FOR SALE      $449,340      $  5,941      $  1,280      $454,001
                                                  ========      ========      ========      ========

         HELD TO MATURITY:
         U.S. government agencies                 $124,926      $    149      $  2,035      $123,040
         Mortgage-backed securities                104,306           435           453       104,288
         Obligations of states and
             political subdivisions                 69,651         1,976           526        71,101
                                                  --------      --------      --------      --------
         TOTAL SECURITIES HELD TO MATURITY        $298,883      $  2,560      $  3,014      $298,429
                                                  ========      ========      ========      ========

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


9.       LOANS
         -----

         Nonaccrual loans were $19.3 million at June 30, 2002 and $20.7 million at December 31, 2001. Restructured loans were $0.2 million at both June 30, 2002 and December 31, 2001.

         Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At June 30, 2002, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances, except as further described below with respect to a real estate construction loan in the amount of $17.8 million.

         At June 30, 2002, there were no loans on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future. Accruing loans that are contractually past due 90 days or more at June 30, 2002 are immaterial.

         At June 30, 2002 and December 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting for Impairment of a Loan" ("SFAS No. 114"), approximated $19.5 million and $20.6 million, of which $19.3 million and $20.4 million were in nonaccrual status, respectively. The average recorded investment of impaired loans for the six months ended June 30, 2002 and 2001, and year ended December 31, 2001 was $20.9 million, $19.4 million and $20.0 million, respectively. Interest income recognized by the Company on impaired loans for the June 30, 2002 and 2001 three and six month periods was not material. As applicable, each impaired loan at June 30, 2002 and December 31, 2001 has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses specifically allocated to impaired loans was $1.8 million and $1.6 million as of June 30, 2002 and December 31, 2001, respectively.

         A restructured loan in the amount of $0.2 million at both June 30, 2002 and December 31, 2001, that is considered to be impaired due to a reduction in the contractual interest rate, is on accrual status because the collateral securing this loan is sufficient to protect the contractual principal and interest. The loan has been performing for a reasonable period of time. Interest accrued on the restructured loan as of June 30, 2002 is immaterial.

         At December 31, 2001, the Bank had $0.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett, which filed for bankruptcy protection during the first quarter of 1996. As a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court, the Bank has collected payments of $2.6 million, reducing the original balance of $3.3 million to $0.7 million. A total of $0.4 million was charged-off in 1999 and 1998, further reducing the recorded balance of the loans to $0.3 million. During the 2002 first quarter, the Bank reached a settlement agreement with the Bankruptcy Trustee for the Bennett loan, which settled all claims against the Bankruptcy Estate and the Bank, including dismissal of remaining fraudulent conveyance claims against the Bank. As a result, the Bank charged off the remaining $0.3 million of the Bennett loan, and in addition, agreed to make a settlement payment of $0.3 million to the Bankruptcy Estate.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

         On November 9, 2000, the Company reclassified a real estate construction loan with 35 remaining condominium units in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. As a result of the impairment of this loan, $2.2 million was charged-off in 2000 reducing the loan balance to $17.5 million. During the year ended December 31, 2001, "protective advances" of $0.6 million were made in connection with payments of real estate taxes and common charges, which increased the recorded loan balance to $18.1 million. During 2001 and the six month period ended June 30, 2002, the Bank also advanced $1.8 million and $2.2 million, respectively, through an agreement with the borrower to be used for completion of the project. As of August 12, 2002, the Bank intends to lend up to an additional $1.0 million to fund the completion of the project and facilitate sales, which proceeds are being used to reduce the Bank's loan. During the 2002 first quarter, the specific allocation of the allowance for loan losses was increased to $2.3 million, and during the second quarter of 2002, $1.3 million was charged off reducing the reserve to $1.0 million. As of June 30, 2002 and December 31, 2001, the balance of the loan, net of paydowns and charge-offs, was $17.8 million and $19.5 million, respectively.

         Construction of the condominium units is substantially complete, and eleven units have been sold and closed as of July 25, 2002. Also, as of July 25, 2002, there were six additional units under contract of sale. Pending sales of the units and repayment of the loan, the Bank continues to proceed with foreclosure on other real estate, which also collateralizes the loan. The loan is also personally guaranteed by the principals, and such guarantees will be pursued to recover losses incurred in connection with the loan. The personal guarantees have not been considered in determining the amount of the charge-offs or allowance for loan losses applicable to this loan.

10.      BORROWINGS AND STOCKHOLDERS' EQUITY
         -----------------------------------

         The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

         Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $175.0 million from two primary investment firms under master security sale and repurchase agreements. There were no outstanding borrowings under these agreements at June 30, 2002. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At June 30, 2002 and December 31, 2001, the Bank had short-term repurchase agreements outstanding of $1.6 million at an interest rate of 1.65 percent and $1.3 million at a weighted average interest rate of 1.68 percent, respectively. At June 30, 2002 and December 31, 2001, these borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $1.7 million and $1.3 million, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

         Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $73.0 million. At June 30, 2002 and December 31, 2001, the Bank had no federal funds purchased balances outstanding.

         Short-term FHLB advances are borrowings with original maturities between one and 365 days. At June 30, 2002 and December 31, 2001, the Bank had no such short-term FHLB advances outstanding.

         Additional information with respect to short-term borrowings as of and for the six months ended June 30, 2002 and 2001 is presented in the table below.

         SHORT-TERM BORROWINGS                          2002         2001
         -----------------------------------------------------------------------
                                                   (000's except percentages)
         Balance at June 30                           $ 1,627      $   398
         Average balance outstanding                    1,278        4,889
         Weighted-average interest rate
             As of June 30                               1.65%        3.47%
             Paid during period                          1.65         5.44
         =======================================================================

         The Bank had long-term borrowings, which have original maturities of over one year, of $302.0 million in securities sold under agreements to repurchase at both June 30, 2002 and December 31, 2001. At June 30, 2002 and December 31, 2001, these borrowings have an original term of between five and ten years at interest rates between 4.33 percent and
         6.08 percent that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of June 30, 2002 and December 31, 2001, these borrowings are collateralized by securities with an aggregate carrying value of $303.4 million and $306.3 million and an estimated fair value of $304.3 million and $305.7 million, respectively.

         At June 30, 2002 and December 31, 2001, long-term FHLB advances totaled $112.6 million and $114.3 million, respectively, at interest rates of between 3.49 percent to 6.72 percent. At June 30, 2002, borrowings totaling $12.6 million are amortizing advances having scheduled payments and $30.0 million are payable only at maturity. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. These borrowings may not be repaid in full prior to maturity without penalty. At June 30, 2002 and December 31, 2001, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate carrying value of $135.4 million and $138.2 million, respectively.

         A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at June 30, 2002, with comparative totals for December 31, 2001, is as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

         -----------------------------------------------------------------------------------------------------
                                                            AFTER 1
                                              WITHIN       BUT WITHIN       AFTER        2002          2001
         LONG-TERM BORROWINGS                 1 YEAR        5 YEARS        5 YEARS       TOTAL         Total
         -----------------------------------------------------------------------------------------------------
         Contractual Payment/Expected                          (000's, except percentages)
               Call Date:
         Total long-term borrowing           $   3,457     $   57,358     $ 353,799     $414,614     $ 416,291
         Weighted-average interest rate           5.75%          4.50%         5.13%        5.05%         5.05%
         =====================================================================================================

         At June 30, 2002 and December 31, 2001, the Bank held 207,590 shares and 208,146 shares of capital stock of the FHLB with a carrying value of $20.8 million for both periods, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

         The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At June 30, 2002, the Bank could pay dividends of $32.5 million to the Company without having to obtain prior regulatory approval.

         On May 23, 2002, the Company's stockholders approved an amendment to the certificate of Incorporation (the "Amendment") to increase the number of authorized shares of preferred stock, with no par value, from 100,000 to 10,000,000. The Amendment was filed with the State of Delaware and became effective on July 25, 2002. The increase in the authorized shares of preferred stock will benefit the Company by improving its flexibility in responding to future business needs and opportunities. The additional authorized shares will be available for issuance from time to time in connection with raising capital that would qualify as Tier I or total capital for regulatory purposes to support growth of the Company and common stock repurchase programs, provide capital for possible acquisitions and for other corporate purposes.

         On December 18, 2001, the Company's Board of Directors authorized the repurchase of up to 330,000 common shares (adjusted for the ten percent common stock dividend), or approximately 1.8%, of the Company's outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2002 as, in the opinion of management, market conditions may warrant. During the six month period ended June 30, 2002, the purchases of 58,000 common shares were made under the authorized repurchase plan at an average price of $15.37. Common shares repurchased will be held as treasury stock and will be available for general corporate purposes.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

11.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2002, formal credit lines, and commercial and residential loan commitments, which are primarily loans collateralized by real estate, approximated $367.2 million, $140.9 million and $23.4 million, respectively. Outstanding standby letters of credit totaled $41.2 million. Such commitment amounts represent the maximum risk of loss on these commitments.

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

         The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Northern New Jersey and Southern Connecticut. For the six months ended June 30, 2002 and 2001, there is no customer that accounted for more than ten percent of the Company's revenue.

13.      BRANCH ACQUISITIONS
         -------------------

         On June 18, 2002, the Bank signed a definitive agreement to acquire the Yonkers branch of Fourth Federal Savings Bank ("Fourth Federal") of White Plains, New York. The branch has approximately $18.6 million in deposits, which will be assumed by the Bank in this transaction. The Bank will pay a premium of six percent for deposit accounts maintained at the branch, except for certain large deposit accounts for which the premium will be three percent. Deposits to be assumed will exclude brokered deposits, loan hold bank accounts, overdrawn accounts, dormant accounts, other wholesale deposits and affiliated deposits owned by related entities of the Fourth Federal. The transaction is subject to regulatory approval. Upon completion of the transaction, the branch will become the Bank's second branch in Yonkers.

U.S.B. HOLDING CO., INC.
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION
         --------------------------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2002. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

FINANCIAL CONDITION
-------------------

At June 30, 2002, the Company had total assets of $2,130.5 million, an increase of $90.4 million or 4.4 percent from December 31, 2001.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, totaled $712.3 million and $773.7 million at June 30, 2002 and December 31, 2001, respectively, a decrease of $61.4 million during the six months ended June 30, 2002. The securities portfolio consists of securities held to maturity at amortized cost of $289.7 million and $298.9 million, securities available for sale at estimated fair value totaling $401.8 million and $454.0 million, respectively, and FHLB stock of $20.8 million for both periods. Proceeds from

U.S.B. HOLDING CO., INC.
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)
         --------------------------------------------------

sales and redemption of the securities not otherwise reinvested in securities were used to fund the loan portfolio or invested in Federal funds sold pending evaluation of alternative investments.

During the six months ended June 30, 2002, U.S. government agency securities decreased $2.5 million due primarily to sales and redemptions of $97.0 million in callable bonds, and a net decrease in the estimated fair value of available for sale securities of $0.5 million, offset by purchases totaling $95.0 million. Mortgage-backed securities decreased by $61.4 million primarily due to principal paydowns of $90.0 million, net premium amortizations of $0.7 million, partially offset by purchases totaling $28.7 million, an increase in the estimated fair value of available for sale securities of $0.6 million. The Bank's investment in obligations of states and political subdivisions, or municipal securities, increased by $2.0 million primarily due to purchases of $7.3 million that were partially offset by maturities of $5.3 million during the six month period ended June 30, 2002. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

The Company invests in medium-term corporate debt securities and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase and bank equity securities. The Company had outstanding balances in corporate securities of $15.4 million and $14.9 million at June 30, 2002 and December 31, 2001, respectively, consisting of Federal Home Loan Mortgage Corp. ("FHLMC") preferred stock of $15.2 million and $14.8 million and bank equities of $0.2 million and $0.1 million at June 30, 2002 and December 31, 2001, respectively. The preferred stock is issued by the FHLMC and has a favorable tax equivalent yield. The total investment in FHLB stock was $20.8 million for both periods.

The Company continues to exercise its conservative approach to investing by purchasing high credit quality investments, and controlling interest rate risk by purchasing both fixed and floating rate securities through the averaging of investments in medium-term maturities.

At June 30, 2002, loans outstanding were $1,251.1 million, a net increase of $80.2 million or 6.8 percent compared to $1,170.9 at December 31, 2001. The increase in outstanding loan balances reflects increases of: $32.1 million in commercial mortgages; $20.4 million in land, acquisition and construction loans; $17.1 million in residential mortgages; $9.5 million in time unsecured loans; $2.2 million in time secured loans; $1.9 million in home equity loans; and $0.5 million in commercial installment loans. The increase was partially offset by decreases in $1.8 million in personal installment loans; $0.6 million in credit card loans; and $1.1 million in other loans. The Company had approximately $367.2 million in formal credit lines, $164.3 million in loan commitments outstanding, which are loans primarily collateralized by real estate, and $41.2 million in standby letters of credit outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.5 million or 3.8 percent to $12.9 million at June 30, 2002, from $12.4 million at December 31, 2001. The allowance for loan losses

U.S.B. HOLDING CO., INC.
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)
         --------------------------------------------------

represents 1.03 percent and 1.06 percent of gross loans outstanding at June 30, 2002 and December 31, 2001, respectively. The allowance reflects a provision of $2.6 million and net charge-offs of $2.0 million recorded for the six month 2002 period.

Management believes the allowance for loan losses at June 30, 2002 is appropriate based on its evaluation of the risk elements and resulting estimated losses inherent in the total loan portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Total deposits increased $73.2 million for the six month period ended June 30, 2002 to $1,499.1 million from $1,426.0 at December 31, 2001. Time deposits under $100,000, demand, NOW and money market deposits increased $33.2 million, $22.8 million, $10.5 million and $9.6 million, which was partially offset by decreases in savings deposits and other time deposits of $2.5 million and $0.4 million, respectively. Time deposits under $100,000 increased due to the Bank attracting longer term deposits with competitive rates during a low interest rate period. Demand deposits benefitted from an increase in retail and commercial demand deposits from competitive account products and an increase in loan growth. NOW and money market deposits increased as customers moved funds into more liquid, short-term deposit accounts because of the uncertainty associated with the current interest rate environment. The increase in NOW and money market deposits was also due to municipal deposit increases of $2.4 million and $7.5 million, respectively. Savings deposits decreased due to customers seeking more competitive products as a result of lower yields offered during this period of lower interest rates. Time deposits greater than $100,000 from local municipalities and retail customers, which are obtained on a bidding basis, decreased $4.5 million during the six month period ended June 30, 2002. Depending on rate and term, the Bank utilizes municipal and large time deposits as an alternative to borrowed funds. The decrease in time deposits was partially offset by an increase in IRA and KEOGH time deposits of $4.1 million.

During the six months ended June 30, 2002, the Bank utilized cash flow from its investment portfolio, which decreased $61.4 million, to fund the increase in loans outstanding of $80.2 million, as well as invest in Federal funds sold pending evaluation of alternative investments. The low interest rate environment also influenced the Bank's strategy to attract longer-term time deposits, securing low interest rates for an extended period of time. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $144.0 million at June 30, 2002 from the December 31, 2001 balance of $135.2 million, an increase of 6.5 percent. The increase primarily results from: $12.1 million of net income for the six month period ended June 30, 2002; $1.2 million of stock options exercised; $0.4 million in other comprehensive income; and $0.1 million of shares committed to be released under benefit plans; partially offset by common stock dividends paid of $3.3 million and treasury stock purchase transactions of $1.8 million.

The Company's leverage ratio at June 30, 2002 was 8.60 percent, compared to 8.19 percent at December 31, 2001. The Company's Tier I and Total Capital ratios under the risk-based capital

U.S.B. HOLDING CO., INC.
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)
         --------------------------------------------------

guidelines were 13.22 percent and 14.57 percent at June 30, 2002, and 14.03 percent and 13.03 percent at December 31, 2001, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at June 30, 2002 and December 31, 2001.

On June 26, 2002, the Company issued $10 million of additional Capital Securities. The Capital Securities qualify for Tier I (up to certain limits) and Total Capital for regulatory purposes and also provides additional liquidity (See Note 3 to the Notes to Condensed Consolidated Financial Statements (Unaudited)).

RESULTS OF OPERATIONS
---------------------

EARNINGS
--------

Net income for the three and six month periods ended June 30, 2002 was $6.1 million and $12.1 million compared to $5.2 million and $10.2 million for the three and six month periods ended June 30, 2001, an increase of 18.2 percent and
18.3 percent, respectively. Diluted earnings per common share were $0.32 and $0.64 for the three and six month periods ended June 30, 2002, compared to 0.28 and $0.55 for the three and six month periods ended June 30, 2001, increases of
14.3 percent and 16.4 percent, respectively.

The increase in net income for the three and six month periods ended June 30, 2002 compared to the prior year reflects increases in net interest income and non-interest income. These increases were partially offset by higher non-interest expenses and provision for credit losses, and lower net security gains in the 2002 period, while the effective income tax rate was approximately the same in both periods. The increase in diluted earnings per common share for both the 2002 periods as compared to 2001 reflects higher net income, partially offset by higher adjusted weighted average shares.

A discussion of the factors impacting the changes in the various components of net income follows.

NET INTEREST INCOME
-------------------

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and six month periods ended June 30, 2002, net interest income increased 24.5 percent and 22.1 percent to $18.5 million and $35.8 million from $14.8 million and $29.3 million for the three and six month periods ended June 30, 2001, respectively. Net interest income increased in the current periods primarily due to increases in the volume of earning assets, as well as an increase in both the net interest spread and margin, partially offset by increases in average interest bearing liabilities.

For the three and six months ended June 30, 2002, the net interest spread on a tax equivalent basis (yield on earning assets less cost of funds, including demand deposits) was 3.71 percent and 3.63 percent, as compared to 3.14 percent and 3.18 percent for the prior year periods, respectively. The net interest margin on a tax equivalent basis (net interest income on a tax

U.S.B. HOLDING CO., INC.
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)
         --------------------------------------------------

equivalent basis divided by average interest earning assets) for the three and six months ended June 30, 2002, was 3.80 percent and 3.73 percent, as compared to 3.33 percent for both the prior periods, respectively.

The increase in the net interest spread and margin reflects the more significant decrease in cost of funds as compared to the decline in yields on interest earning assets for the three and six months ended June 30, 2002 compared to the prior year periods. The more significant decline in cost of funds during the 2002 periods reflects management's strategies to lower interest expense, while extending the maturities of liabilities during the lower interest rate environment. The net interest margin also benefited from a $47.9 million (19.7 percent) increase and $45.8 million (18.1 percent) increase in average earning assets over interest bearing liabilities and Capital Securities for the three and six months ended June 30, 2002 compared to the 2001 periods.

The decrease in yield on average interest earning assets on a tax equivalent basis from 7.29 and 7.56 percent for the three and six month periods ended June 30, 2001 to 6.41 percent and 6.38 percent for the same periods in 2002 consisted of decreases in yields on average net loans, average gross securities, and average federal funds sold. The interest yield on average net loans decreased from 7.92 percent and 8.14 percent for the three and six months ended June 30, 2001 to 6.85 percent and 6.86 percent for the comparable 2002 periods. The interest yield on average gross securities decreased to 5.61 percent and 5.54 percent for the second quarter and six months ended 2002 from 6.37 percent and
6.54 percent for the comparable 2001 periods. The interest yield on average federal funds sold decreased from 4.29 percent and 4.88 percent for the three and six months ended June 30, 2001 to 1.70 percent and 1.67 percent for the comparable 2002 periods.

The decrease in yields resulting in a reduction of interest income was partially offset by volume increases of average interest earning assets. For the 2002 second quarter, average interest earning assets increased $161.6 million (8.8 percent) compared to the 2001 period. The increase primarily consisted of increases in average net loans of $158.2 million for the three months ended June 30, 2002 compared to the 2001 period. For the six months ended June 30, 2002, average interest earning assets increased $165.9 million (9.1 percent) compared to the 2001 period. The increase consisted of increase in average net loans of $134.6 million and average gross securities of $31.7 million, partially offset by a decrease in federal funds sold of $0.4 million for the six months ended June 30, 2002 compared to the 2001 period, respectively. The increase in average interest earning assets during both 2002 periods were primarily from net increases in real estate secured land acquisition and construction loans, commercial mortgages, residential mortgages and investment securities.

Cost of interest bearing liabilities decreased during the three and six month periods ended June 30, 2002, as compared to the same periods in the prior year. The costs of average interest bearing liabilities (including demand deposits and Capital Securities) decreased from 4.15 percent and 4.38 percent for the three and six months ended June 30, 2001 to 2.70 percent and 2.75 percent for the 2002 comparable periods. The decrease in yields on interest bearing liabilities consisted primarily of a decrease in yields on interest bearing deposits to 2.25 percent and 2.31 percent for the three and six months ended June 30, 2002 from
4.40 percent and 4.69 percent as compared to the 2001 periods, respectively. The decrease in yields on interest bearing liabilities was partially

U.S.B. HOLDING CO., INC.
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)
         --------------------------------------------------

offset by a net increase in the average balances of $115.8 million (7.3 percent) and $118.0 million (7.5 percent) for the three and six months ended June 20, 2002 compared to the 2001 period.

The Company continues a leverage strategy of purchasing government securities funded by borrowings. Although the leverage strategy results in tighter net interest spreads, the strategy increases net interest income while managing interest rate risk. The Company has also taken advantage of opportunities during the six months ended June 30, 2002 to realize gains on available-for-sale securities that most likely would have been called or prepaid at par value while the reinvestment of the sales proceeds minimally affected the yield on the security portfolio. Net security gains of $0.3 million and $1.4 million were realized for the three and six months ended June 30, 2002 periods as compared to $0.9 million and $1.5 million for the 2001 periods, respectively.

PROVISION FOR CREDIT LOSSES
---------------------------

The provision for credit losses increased $1.1 million to $1.4 million and $2.2 million to $2.6 million for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001. The increase in the provision for the three month 2002 period was primarily attributable to an increase in loans of $21.4 million for the quarter, as well as the on going reevaluation of existing credits. During the three months ended June 30, 2002, net charge-offs totaled $1.4 million as compared to $41,000 for the 2001 period. The increase in net charge-offs for the three month 2002 period was primarily due to a $1.3 million partial charge-off of a real estate construction loan on nonaccrual status. The increase in the provision for credit losses for the six months ended June 30, 2002 was primarily due to an $80.2 million increase in loans outstanding as of June 30, 2002 compared to year end 2001 and reevaluation of existing credits. Net charge-offs totaled $2.0 million and $0.1 million for the six month June 30, 2002 and 2001 periods, respectively. The net charge-off increase for the six month June 30, 2002 period was primarily due to a $0.6 million charge-off related to the settlement of the Bennett loan and related litigation, and the $1.3 million partial charge-off of a real estate construction loan.

Nonaccrual loans were $19.3 million and $19.4 million at June 30, 2002 and 2001 compared to $20.7 million at December 31, 2001. Total nonaccrual loans at June 30, 2002 primarily consisted of a real estate construction loan that was reduced from $19.5 million at December 31, 2001 to $17.8 million at June 30, 2002 due to the $1.3 million partial charge-off and principle paydowns, partially offset by advances to complete the project.

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

U.S.B. HOLDING CO., INC.
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)
         --------------------------------------------------

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment and industry, geographic and customer concentrations in the loan portfolio, and review of the historical loan loss experience. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance is considered appropriate based on its evaluation of the risk elements and resulting estimated losses inherent in the credit portfolio.

A substantial portion (87.8 percent at June 30, 2002) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for credit losses established in 2002 and 2001 and the related allowance for loan losses reflects net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

NON-INTEREST INCOME
-------------------

Non-interest income decreased for the three months ended June 30, 2002 by $0.2 million to $2.0 million, a decrease of 9.0 percent. The decrease reflects net security gains of $0.3 million for the 2002 period compared to $0.9 million for 2001. The decrease was also primarily attributed to a decline in service charges on deposit accounts ($54,000) and fee income on nontraditional products ($42,000), partially offset by an increase in loan prepayment fees ($336,000). For the six month period ended June 30, 2002, non-interest income increased by $0.3 million to $4.5 million, a 7.6 percent increase. The increase is primarily due to an increase in loan prepayment fees ($545,000), partially offset by a decrease in net security gains ($165,000) and service charges on deposit accounts ($85,000) and fee income on nontraditional products ($84,000).

NON-INTEREST EXPENSES
---------------------

Non-interest expense increased $0.9 million (10.4 percent) to $9.8 million and $1.8 million (10.3 percent) to $19.2 million for the three and six month periods ended June 30, 2002 from the comparable periods in 2001, respectively. The primary reason for these increases results from higher levels of salaries and benefits, professional fees and other expense categories related to credit cards and corporate filings.

Salaries and employee benefits, the largest component of non-interest expense, increased by $704,000, or 13.7 percent, and $1,309,000, or 12.8 percent, during the three and six month periods ended June 30, 2002 compared to the prior year periods. The increase occurred due to additional personnel employed by the Company primarily to support deposit and loan growth. In addition, salaries and employee benefits increased because of additional expenses related to incentive compensation and bonus plans and payroll taxes. Increases in salaries and employee

U.S.B. HOLDING CO., INC.
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)
         --------------------------------------------------

benefits expense were partially offset by an increase in the deferral of FASB No. 91 loan allocation expenses for the 2002 periods as compared to prior year periods.

Significant changes in the other components of non-interest expense for the three and six month periods ended June 30, 2002, respectively, compared to the prior year periods, were due to the following:

o Increase of $7,000 (0.4 percent) and $13,000 (0.4 percent) in occupancy and equipment expense. The slight increase in both periods is primarily due to an increase in building maintenance and maintenance contracts, partially offset by a reduction in utility expense from more competitive rates and less severe weather.

o Increase of $12,000 (2.5 percent) and $81,000 (9.8 percent) in advertising and business development. The increases reflect the hiring of a public relations firm in 2002 and more emphasis on marketing programs to attract retail deposits during a period of higher net loan growth in 2002 as compared to 2001.

o Increase of $20,000 (8.5 percent) and decrease of $103,000 (24.6 percent) in professional fees. The increases reflect higher Director fees and consulting fees in 2002, partially offset by a decline in legal fees related to nonaccrual loans.

o Decrease of $8,000 (3.2 percent) and increase of $14,000 (2.8 percent) in communications expense. The decrease for the three month period relates to closer management control of such expenses. The increase for the six month period relates to an increase in customer mailings compared to the prior year.

o Decrease of $21,000 (5.0 percent) in stationery and printing for the six month period. The decrease primarily reflects a decrease in printing special purpose letters in 2002 compared to 2001. There was no change for the three month periods.

o Decrease of $3,000 (4.2 percent) and $1,000 (0.7 percent) in FDIC insurance. The decreases are related to a reduction in FDIC insurance rates for 2002, partially offset by an increase in insured deposits.

o Increase of $189,000 (30.0 percent) and increase of $295,000 (22.4 percent) in other expenses. The increases are primarily due to increases in branch related expenses, Internet fees and corporate filing fees, partially offset by decreases in courier fees.

INCOME TAXES
------------

The effective income tax rates for the three and six month periods ended June 30, 2002 were 34.4 percent for both periods, compared to 34.8 percent and 34.6 percent, respectively, for the prior periods in 2001. The lower effective income tax rate for both periods, as compared to the Federal Statutory tax rate, primarily reflects benefits associated with tax exempt obligations of states and political subdivisions, partially offset by state income taxes, net of Federal tax benefits.

U.S.B. HOLDING CO., INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Quantitative and qualitative disclosures about market risk at December 31, 2001 were reported in the Company's 2001 Annual Report to Stockholders. There have been no material changes in the Company's market risk exposures at June 30, 2002 compared to December 31, 2001. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not been party to any derivative financial instruments during the six months ended June 30, 2002.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at June 30, 2002 as compared to December 31, 2001. The Company's "Static Gap" at June 30, 2002 was a positive cumulative $333.7 million in the one year time frame compared to a negative cumulative $31.4 million at December 31, 2001. The change in the Static Gap at June 30, 2002 compared to December 31, 2001, reflects an increase in maturities and acceleration of call dates for securities due to the lower interest rate environment, an increase in federal funds sold, and an extension of maturities of time deposits. If interest rates were to gradually ramp up or down 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on May 23, 2002 for the purpose of considering and voting upon the following matters:

I. Election of three directors, Messrs. Kenneth J. Torsoe, Kevin J. Plunkett and Steven T. Sabatini, constituting Class II members of the Board of Directors, to a three-year term of office.

         The results of votes for each of the items above were as follows:

                                                    ITEM I
                                ------------------------------------------------
                                K.J. TORSOE      K.J. PLUNKETT    S.T. SABATINI
                                -----------      -------------    -------------
         Votes:
         ------
         For                    15,791,242         15,792,939       15,745,804
         Withheld                  350,001            348,304          395,439


II. Approval of an amendment to the Certificate of Incorporation to increase the number of authorized shares of preferred stock, with no par value, from 100,000 to 10,000,000.

         The results of votes for the item above are as follows:

                                                    ITEM II
                                ------------------------------------------------
         Votes:
         ------
         For                                       12,376,425
         Against                                    1,272,888
         Abstentions                                   60,533

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(A)      EXHIBITS

Exhibit No.     Exhibit
-----------     -------

(3)(a)          Restated Certificate of Incorporation dated July 25, 2002.*

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

-------  -----------------------------------------

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

(4)(g) Indenture, dated June 26, 2002, between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as Trustee.*

(4)(h) Guarantee Agreement, dated June 26, 2002, by and between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as Trustee for the holders of Capital Securities of USB Statutory Trust III.*

(4)(i)          Amended and Restated Declaration of Trust of USB Statutory Trust
                III.*

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

-------  -----------------------------------------

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

(10)(g) Registrant's U.S.B. Holding Co., Inc. Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit (10)(g)).

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

-------  -----------------------------------------

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

(10)(x) U.S.B. Holding Co., Inc. Severance Plan dated January 30, 2002 (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit (10)(y)).

(10)(y) U.S.B. Holding Co., Inc. Executive Incentive Bonus Plan as amended February 24, 1999 (incorporated herein by reference to Registrant's Proxy Statement filed April 27, 1999).

-------  -----------------------------------------

(10)(z) Asset Purchase and Liability Assumptions Agreement dated as of June 14, 2002, by and between Union State Bank and Fourth Federal Savings Bank.*

(11)            Computation of earnings per share.*

(99.1) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------
*Filed Herewith.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 12, 2002


                            U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales                            /s/ Steven T. Sabatini
-----------------------------                 -------------------------------
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