Form 10-Q
period 2002-09-30
USB HOLDING CO INC
filed 2002-11-14
CIK 707805

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended September 30, 2002 Commission File No. 1-12811
                            ------------------


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


                    100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK
                  --------------------------------------------
                  10962 (Address of principal executive office
                                 with zip code)

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


                                        YES      X           NO
                                           -------------       --------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AT NOVEMBER 4, 2002
                  -----                     -------------------------------

         Common stock, par value                      18,477,642
             $0.01 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                  PAGE NO.
                                                                  --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF
         CONDITION AS OF SEPTEMBER 30, 2002 AND
         DECEMBER 31, 2001.                                            1

         CONDENSED CONSOLIDATED STATEMENTS OF
         INCOME FOR THE THREE MONTHS ENDED
         SEPTEMBER 30, 2002 AND 2001.                                  2

         CONDENSED CONSOLIDATED STATEMENTS OF
         INCOME FOR THE NINE MONTHS ENDED
         SEPTEMBER 30, 2002 AND 2001.                                  3

         CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS FOR THE NINE MONTHS ENDED
         SEPTEMBER 30, 2002 AND 2001.                                  4

         CONDENSED CONSOLIDATED STATEMENTS OF
         CHANGES IN STOCKHOLDERS' EQUITY FOR THE
         NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.                6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS.                                                   8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.               19
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.                                           28

ITEM 4.  CONTROLS AND PROCEDURES                                      29

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                            30
         SIGNATURES                                                   34
         CERTIFICATIONS                                               35

ITEM 1.                  PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
----------------------------------------------------------

(000'S, EXCEPT SHARE DATA)                                             SEPTEMBER 30,  DECEMBER 31,
                                                                           2002           2001
                                                                     ------------    -----------
ASSETS
------
Cash and due from banks                                               $    93,499    $    48,721
Federal funds sold                                                         84,800         21,100
                                                                      -----------    -----------
Cash and cash equivalents                                                 178,299         69,821
Interest bearing deposits in other banks                                       47            290
Securities:
    Available for sale (at estimated fair value)                          522,996        454,001
    Held to maturity (estimated fair value of
       $345,890 in 2002 and $298,429 in 2001)                             340,436        298,883
Loans, net of allowance for loan losses of
    $13,330 in 2002 and $12,412 in 2001                                 1,280,697      1,158,534
Premises and equipment, net                                                10,987         11,343
Accrued interest receivable                                                13,642         10,087
Other real estate owned (OREO)                                                 34             34
Federal Home Loan Bank of New York stock                                   22,702         20,815
Other assets                                                               13,565         16,318
                                                                      -----------    -----------
TOTAL ASSETS                                                          $ 2,383,405    $ 2,040,126
                                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Non-interest bearing deposits                                         $   327,196    $   210,811
Interest bearing deposits:
    NOW accounts                                                          168,580         84,136
    Money market accounts                                                  88,040         82,381
    Savings deposits                                                      417,530        431,893
    Time deposits                                                         649,705        616,737
                                                                      -----------    -----------
TOTAL DEPOSITS                                                          1,651,051      1,425,958
Accrued interest payable                                                    5,238          7,244
Accrued expenses and other liabilities                                     16,155         14,024
Securities transactions not yet settled                                    55,264             --
Securities sold under agreements to repurchase                            344,005        303,279
Federal Home Loan Bank of New York advances                               111,758        114,291
                                                                      -----------    -----------
TOTAL                                                                   2,183,471      1,864,796
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trusts                                       50,000         40,000
Minority interest-junior preferred stock of consolidated subsidiary           129            130
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY:
     Preferred stock, no par value
          Authorized shares: 10,000,000 in 2002 and 100,000 in
          2001; no shares outstanding                                          --             --
    Common stock, $0.01 par value; authorized shares - 50,000,000;
     issued shares - 19,775,903 in 2002 and 19,531,188 in 2001                198            195
    Additional paid-in capital                                            139,591        137,627
    Retained earnings                                                      22,098          8,457
    Treasury stock, at cost; common shares 1,298,816 in 2002 and
       1,151,842 in 2001                                                  (15,745)       (13,381)
    Common stock held for benefit plans                                    (1,742)        (1,601)
    Deferred compensation obligation                                        1,416          1,178
    Accumulated other comprehensive income                                  3,989          2,725
                                                                      -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                                149,805        135,200
                                                                      -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 2,383,405    $ 2,040,126
                                                                      ===========    ===========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             2002           2001
                                                            -------        -------
                                                          (000'S, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                  $21,561        $21,179
Interest on federal funds sold                                  266            428
Interest and dividends on securities:
    Mortgage-backed securities                                4,269          6,001
    U.S. Treasury and government agencies                     4,576          4,068
    Obligations of states and political subdivisions            907            863
    Corporate and other                                         216             11
Interest on deposits in other banks                               4              2
Dividends on Federal Home Loan Bank of New York stock           190            497
                                                            -------        -------
TOTAL INTEREST INCOME                                        31,989         33,049
                                                            -------        -------
INTEREST EXPENSE:
Interest on deposits                                          6,995         11,890
Interest on borrowings                                        5,566          4,630
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trusts                909            739
                                                            -------        -------
TOTAL INTEREST EXPENSE                                       13,470         17,259
                                                            -------        -------

NET INTEREST INCOME                                          18,519         15,790
Provision for credit losses                                     590            418
                                                            -------        -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES        17,929         15,372
                                                            -------        -------

NON-INTEREST INCOME:
Service charges and fees                                        838            883
Other                                                           819            688
Gains on securities transactions - net                          335             --
                                                            -------        -------
TOTAL NON-INTEREST INCOME                                     1,992          1,571
                                                            -------        -------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                6,097          5,360
Occupancy and equipment                                       1,560          1,533
Advertising and business development                            527            523
Professional fees                                               350            255
Communications                                                  267            228
Stationery and printing                                         196            222
FDIC insurance                                                   65             70
Amortization of intangibles                                     227            225
Other                                                           811            654
                                                            -------        -------
TOTAL NON-INTEREST EXPENSES                                  10,100          9,070
                                                            -------        -------
Income before income taxes                                    9,821          7,873
Provision for income taxes                                    3,312          2,717
                                                            -------        -------
NET INCOME                                                  $ 6,509        $ 5,156
                                                            =======        =======

BASIC EARNINGS PER COMMON SHARE                             $  0.35        $  0.28
                                                            =======        =======

DILUTED EARNINGS PER COMMON SHARE                           $  0.34        $  0.27
                                                            =======        =======

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

                                                                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 2002           2001
                                                               --------       --------
                                                             (000'S, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                     $ 63,153       $ 65,112
Interest on federal funds sold                                      640          1,532
Interest and dividends on securities:
    Mortgage-backed securities                                   13,643         18,715
    U.S. Treasury and government agencies                        12,610         11,180
    Obligations of states and political subdivisions              2,702          2,495
    Corporate and other                                             643             32
Interest on deposits in other banks                                   9              7
Dividends on Federal Home Loan Bank of New York stock               636          1,696
                                                               --------       --------
TOTAL INTEREST INCOME                                            94,036        100,769
                                                               --------       --------
INTEREST EXPENSE:
Interest on deposits                                             21,155         41,529
Interest on borrowings                                           16,141         12,442
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trusts                  2,464          1,715
                                                               --------       --------
TOTAL INTEREST EXPENSE                                           39,760         55,686
                                                               --------       --------

NET INTEREST INCOME                                              54,276         45,083
Provision for credit losses                                       3,187            838
                                                               --------       --------
Net interest income after provision for credit losses            51,089         44,245
                                                               --------       --------

NON-INTEREST INCOME:
Service charges and fees                                          2,465          2,599
Other                                                             2,364          1,659
Gains on securities transactions - net                            1,703          1,533
                                                               --------       --------
TOTAL NON-INTEREST INCOME                                         6,532          5,791
                                                               --------       --------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                   17,607         15,561
Occupancy and equipment                                           4,713          4,673
Advertising and business development                              1,436          1,351
Professional fees                                                   872            674
Communications                                                      790            737
Stationery and printing                                             597            644
FDIC insurance                                                      205            211
Amortization of intangibles                                         678            677
Other                                                             2,422          1,970
                                                               --------       --------
TOTAL NON-INTEREST EXPENSES                                      29,320         26,498
                                                               --------       --------
Income before income taxes                                       28,301         23,538
Provision for income taxes                                        9,677          8,144
                                                               --------       --------
NET INCOME                                                     $ 18,624       $ 15,394
                                                               ========       ========

BASIC EARNINGS PER COMMON SHARE                                $   1.01       $   0.84
                                                               ========       ========

DILUTED EARNINGS PER COMMON SHARE                              $   0.98       $   0.82
                                                               ========       ========


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
----------------------------------------------------------

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                           2002          2001
                                                                         ---------     ---------
                                                                                 (000's)
OPERATING ACTIVITIES
Net income                                                               $  18,624     $  15,394
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for credit losses                                              3,187           838
    Depreciation and amortization                                            2,029         2,132
    Amortization of premiums on securities - net                             1,103           937
    Non-cash benefit plan expense                                              207           200
    Deferred income tax (benefit) provision - net                           (2,345)        5,955
    Gains on securities transactions - net                                  (1,703)       (1,533)
(Increase) decrease in accrued interest receivable                          (3,555)          146
Decrease in accrued interest payable                                        (2,006)       (1,447)
Other - net                                                                  6,228         3,793
                                                                         ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   21,769        26,415
                                                                         ---------     ---------

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                        44,342       162,380
Proceeds from principal paydowns, redemptions and maturities of:
   Securities available for sale                                           148,896        90,355
   Securities held to maturity                                             147,242       133,325
Purchases of securities available for sale                                (204,311)     (323,411)
Purchases of securities held to maturity                                  (188,731)     (105,935)
Net (purchases) redemptions of Federal Home Loan Bank
    of New York stock                                                       (1,887)       16,370
Net decrease (increase) in interest bearing deposits in other banks            243            (5)
Increase in loans outstanding - net                                       (125,350)      (41,601)
Purchases of premises and equipment - net                                     (995)       (1,152)
                                                                         ---------     ---------
NET CASH USED FOR INVESTING ACTIVITIES                                    (180,551)      (69,674)
                                                                         ---------     ---------

FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                  192,125       131,130
Net increase (decrease) in time deposits, net of
   withdrawals and maturities                                               32,968      (146,116)
Net increase (decrease) in securities sold under agreements
   to repurchase -  short-term                                                 726          (248)
Proceeds from securities sold under agreements to
   repurchase - long-term                                                   40,000        55,000
Proceeds from Federal Home Loan Bank of New York
   advances - long-term                                                         --        70,000
Repayment of securities sold under agreements to
    repurchase - long-term                                                      --       (10,000)
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                                    (2,533)       (2,618)
Net proceeds from issuance of Corporation-Obligated mandatory
    redeemable capital securities of subsidiary trusts                       9,673        19,364
Cash dividends paid                                                         (4,983)       (4,193)
Redemption of junior preferred stock of  consolidated subsidiary, net           (1)           --
Proceeds from issuance of common stock                                         238           235
Purchases of treasury stock                                                   (953)         (820)
                                                                         ---------     ---------
Net cash  provided by financing activities                                 267,260       111,734
                                                                         ---------     ---------

         -Continued-

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW  (UNAUDITED)  (cont'd)
---------------------------------------------------------------------


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               2002          2001
                                                                           ------------- --------------
                                                                                    (000's)

INCREASE IN CASH AND CASH EQUIVALENTS                                         $ 108,478    $  68,475
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   69,821       74,891
                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 178,299    $ 143,366
                                                                              =========    =========

Supplemental Disclosures:
   Interest paid                                                              $  41,766    $  57,133
                                                                              ---------    ---------
   Income tax payments                                                        $   8,447    $     129
                                                                              ---------    ---------
   Transfer of held to maturity securities to available for sale securities   $      --    $   9,592
                                                                              ---------    ---------
   Change in shares held in trust for deferred compensation                   $    (238)   $    (268)
                                                                              ---------    ---------
   Change in deferred compensation obligation                                 $     238    $     268
                                                                              ---------    ---------
   Change in accumulated other comprehensive income                           $   1,264    $   6,630
                                                                              ---------    ---------
   Purchases of treasury stock related to exercise of stock options           $  (1,493)   $  (1,341)
                                                                              ---------    ---------
   Non-cash exercise of stock options and related tax benefit                 $   1,619    $   1,615
                                                                              ---------    ---------
   Issuance of treasury stock related to the exercise of stock options        $     179    $     187
                                                                              ---------    ---------
   Purchase of securities not yet settled:
      Available for sale                                                      $  55,264    $  19,981
                                                                              ---------    ---------
      Held to maturity                                                        $      --    $  39,969
                                                                              ---------    ---------
 Exchange of Tappan Zee Financial, Inc. common shares to
    treasury stock                                                            $     (97)   $      --
                                                                              ---------    ---------


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                           (000's, except share data)


                                              COMMON STOCK          ADDITIONAL                              COMMON STOCK
                                           SHARES          PAR         PAID-IN    RETAINED     TREASURY         HELD FOR
                                      OUTSTANDING        VALUE         CAPITAL    EARNINGS        STOCK    BENEFIT PLANS
                                      -----------        -----         -------     --------    --------    -------------

Balance at  January 1, 2002             18,379,346         $ 195     $ 137,627       $8,457   $ (13,381)         $(1,601)

Net income                                                                           18,624


Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $1,495
   Reclassification adjustment
     of net gains for securities
     sold net of taxes of $611

   Other comprehensive income

Total comprehensive income

Cash dividends:
   Common ($0.27 per share)                                                          (4,973)

   Junior Preferred stock                                                               (10)


Common stock options exercised
   and related tax benefit                 260,092             3         1,854                      179


Purchases of treasury stock               (162,351)                                              (2,543)


ESOP shares committed to
   be released                                                             110                                        97


Deferred compensation obligation                                                                                    (238)
                                        ----------         -----     ---------     --------    --------        ---------


BALANCE AT
SEPTEMBER 30, 2002                      18,477,087         $ 198     $ 139,591     $ 22,098    $(15,745)       $  (1,742)
                                        ==========         =====     =========     ========    ========        =========




                                                          ACCUMULATED
                                            DEFERRED            OTHER          TOTAL
                                        COMPENSATION    COMPREHENSIVE  STOCKHOLDERS'
                                          OBLIGATION           INCOME         EQUITY
                                          ----------           ------         ------

Balance at  January 1, 2002                  $1,178         $    2,725       $135,200

Net income                                                                     18,624


Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $1,495                              2,136          2,136
   Reclassification adjustment
     of net gains for securities
     sold net of taxes of $611                                    (872)          (872)
                                                            ----------        --------
   Other comprehensive income                                    1,264          1,264
                                                                              --------
Total comprehensive income                                                     19,888

Cash dividends:
   Common ($0.27 per share)                                                    (4,973)

   Junior Preferred stock                                                         (10)


Common stock options exercised
   and related tax benefit                                                      2,036


Purchases of treasury stock                                                    (2,543)


ESOP shares committed to
   be released                                                                    207


Deferred compensation obligation                238                                --
                                           --------           --------       --------


BALANCE AT
SEPTEMBER 30, 2002                         $  1,416           $  3,989       $149,805
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

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                           (000'S, EXCEPT SHARE DATA)



                                              COMMON STOCK          ADDITIONAL                              COMMON STOCK
                                           SHARES          PAR         PAID-IN    RETAINED     TREASURY         HELD FOR
                                      OUTSTANDING        VALUE         CAPITAL    EARNINGS        STOCK    BENEFIT PLANS
                                      -----------        -----         -------     --------    --------    -------------
Balance at  January 1, 2001            16,591,111     $    175     $   111,942  $   17,116   $  (11,158)         $(1,431)

Net income                                                                          15,394

Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $5,243
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $536

   Other comprehensive income

Total comprehensive income

Cash dividends:
   Common $0.23 per share                                                           (4,182)
   Junior preferred stock                                                              (11)

Common stock options exercised
    and related tax benefit               306,023            3           1,908                      187

Purchases of treasury stock              (170,485)                                               (2,161)

Amortization of RRP awards                                                  10                                        21

ESOP shares committed to
   be released                                                              70                                        99

Deferred compensation obligation                                                                                    (268)
                                       ----------      -------       ---------  ----------     --------       ----------
BALANCE AT
SEPTEMBER 30, 2001                     16,726,649      $   178       $ 113,930  $   28,317     $ (13,132)      $  (1,579)
                                       ==========      =======       =========  ==========     =========       =========


                                                        ACCUMULATED
                                         DEFERRED             OTHER          TOTAL
                                     COMPENSATION     COMPREHENSIVE  STOCKHOLDERS'
                                       OBLIGATION            INCOME         EQUITY
                                      -----------     -------------   ------------
Balance at  January 1, 2001              $  856              $  377   $    117,877

Net income                                                                  15,394

Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $5,243                           7,384          7,384
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $536                                (754)          (754)
                                                        -----------     ----------
   Other comprehensive income                                 6,630          6,630
                                                                       -----------
Total comprehensive income                                                  22,024

Cash dividends:
   Common $0.23 per share                                                   (4,182)
   Junior preferred stock                                                      (11)

Common stock options exercised
    and related tax benefit                                                  2,098

Purchases of treasury stock                                                 (2,161)

Amortization  of RRP awards                                                     31

ESOP shares committed to
   be released                                                                 169

Deferred compensation obligation            268                                 --
                                        -------            --------     ----------
BALANCE AT
SEPTEMBER 30, 2001                      $ 1,124            $  7,007      $ 135,845
                                        =======            ========      =========


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


1.      PRINCIPLES OF CONSOLIDATION
        ---------------------------


        The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the "Company"), Union State Bank (the "Bank"), including its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc, and TPNZ Preferred Funding Corporation ("TPNZ"), as well as Union State Capital Trust I, Union State Statutory Trust II, USB Statutory Trust III, and Ad Con, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

2.      BASIS OF PRESENTATION
        ---------------------

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002, and its results of operations for the three and nine months ended September 30, 2002 and 2001, and its cash flow and changes in stockholders' equity for the nine months ended September 30, 2002 and 2001. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements included in the Company's 2001 Annual Report to Stockholders.

        The Company's Board of Directors declared a ten percent common stock dividend, which was distributed on January 22, 2002 to stockholders of record on January 8, 2002. The weighted average common shares outstanding and per common share amounts for the three and nine months ended September 30, 2001 have been adjusted to reflect the ten percent common stock dividend.

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

        Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the related provision for credit losses, and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loan receivables ("OREO"). In connection with the determination of the allowance for loan losses and the related provision for credit losses and OREO, management obtains independent appraisals for significant properties.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


3.       CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF
         ----------------------------------------------------------------
         SUBSIDIARY TRUSTS
         -----------------

        On June 26, 2002, the Company completed its third issuance of Trust Preferred Capital Securities (the "Capital Securities") that raised $10.0 million of regulatory capital (approximately $9.7 million net proceeds after issuance costs), of which approximately $6.7 million is included in Tier I regulatory capital and the remaining amount is included in total regulatory capital under regulatory guidelines as of September 30, 2002. The previous issuances of Capital Securities include $20.0 million of fixed rate Capital Securities issued in February 1997 at 9.58 percent and $20.0 million of floating rate Capital Securities issued in July 2001 (current rate as of September 30, 2002, 5.39 percent). The aggregate amount of Capital Securities issued by the Company totaled $50.0 million at September 30, 2002, of which $46.7 million is included in Tier I regulatory capital.

        The Capital Securities issued on June 26, 2002 pay interest on a floating rate basis, based on three month LIBOR plus 345 basis points (current rate as of September 30, 2002 is 5.24 percent), which resets September, December, March and June of each calendar year. The Capital Securities, which are due June 26, 2032 were issued by USB Statutory Trust III, a Connecticut business trust, that was formed by the Company solely to issue the Capital Securities and related common stock. The Capital Securities may not be redeemed, except under limited circumstances, until 2007 at par. The Company may also reduce outstanding Capital Securities through open market purchases. Dividends are paid quarterly in March, June, September, and December.

        Detailed discussion of the Capital Securities issued in February 1997 and July 2001 is included in Note 10 to the Company's Consolidated Financial Statements for the year ended December 31, 2001, included in the 2001 Annual Report to Stockholders.

4.      RECLASSIFICATIONS
        -----------------

        Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

5.      RECENT ACCOUNTING PRONOUNCEMENTS
        --------------------------------

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The adoption of the effective provisions of this statement did not have any impact on the Company's condensed consolidated financial statements. In addition, the Company does not expect that the provisions effective for the year beginning January 1, 2003 will have any impact on its consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions and Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." Except for transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this statement. In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit card holder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and apparent loss recognition and measurement provisions that SFAS No. 144 requires along with assets that are held and used. The provisions of SFAS No. 147, which relate to the application of the purchase method of accounting and the accounting for the impairment or disposal of certain long-term customer relationship intangible assets, are effective on October 1, 2002. Transitional provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. There was no effect on the Company's condensed consolidated financial statements as a result of adopting the provisions of this statement on October 1, 2002.

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

7.      EARNINGS PER COMMON SHARE ("EPS")

        The computation of basic and diluted earnings per common share for the three and nine months ended September 30 is as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------




                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPT. 30,     SEPT. 30,     SEPT. 30,     SEPT. 30,
                                            2002          2001          2002          2001
                                         -----------   -----------   -----------   -----------
        NUMERATOR:                                   (000'S, EXCEPT SHARE DATA)
 Net income                              $     6,509   $     5,156   $    18,624   $    15,394
 Less preferred stock dividends                   --            --            10            11
                                         -----------   -----------   -----------   -----------

  Net income for basic and diluted
     earnings per common share - net
     income available to common
     stockholders                        $     6,509   $     5,156   $    18,614   $    15,383
                                         -----------   -----------   -----------   -----------

DENOMINATOR:
 Denominator for basic earnings
     per common share - weighted
     average shares                       18,430,819    18,383,382    18,395,793    18,299,856

 Effects of dilutive securities:
     Director and employee
        stock options                        628,202       443,310       575,903       423,062
     Restricted stock not vested                  --           425            --         2,774
                                         -----------   -----------   -----------   -----------
  Total effects of dilutive securities       628,202       443,735       575,903       425,836
                                         -----------   -----------   -----------   -----------

 Denominator for diluted earnings
     per common share - adjusted
     weighted average shares              19,059,021    18,827,117    18,971,696    18,725,692
                                         ===========   ===========   ===========   ===========

Basic earnings per common share          $      0.35   $      0.28   $      1.01   $      0.84
                                         ===========   ===========   ===========   ===========
Diluted earnings per common share        $      0.34   $      0.27   $      0.98   $      0.82
                                         ===========   ===========   ===========   ===========


8.      SECURITIES
        ----------

        During the three and nine month periods ended September 30, 2002, the Company had gross realized gains from sales of securities available for sale of $335,000 and $1,703,000, respectively. The Company did not have gross losses during the 2002 periods. During the nine months ended September 30, 2001, gross gains were $1,536,000 and gross losses were $3,000. There were no gross gains or losses for the three months ended September 30, 2001.

        A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at September 30, 2002 and December 31, 2001 is as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


                                                                                GROSS             GROSS         ESTIMATED
                                                          AMORTIZED        UNREALIZED        UNREALIZED              FAIR
        SEPTEMBER 30, 2002:                                    COST             GAINS            LOSSES             VALUE
                                                          ---------        ----------        ----------         ---------
        AVAILABLE FOR SALE:                                                           (000'S)
        U.S. government agencies                           $104,927          $  1,043          $    239          $105,731
        Mortgage-backed securities                          394,620             5,517                28           400,109
        Obligations of states and
            political subdivisions                            1,530               101                --             1,631
        Corporate securities                                 15,136               409                20            15,525
                                                           --------          --------          --------          --------
        TOTAL SECURITIES AVAILABLE FOR SALE                $516,213          $  7,070          $    287          $522,996
                                                           ========          ========          ========          ========

        Held to Maturity:
        U.S. government agencies                           $184,791          $  1,075          $    307          $185,559
        Mortgage-backed securities                           83,840               117                75            83,882
        Obligations of states and
            political subdivisions                           71,805             4,644                --            76,449
                                                           --------          --------          --------          --------
        TOTAL SECURITIES HELD TO MATURITY                  $340,436          $  5,836          $    382          $345,890
                                                           ========          ========          ========          ========



                                                                                GROSS             GROSS         ESTIMATED
                                                          AMORTIZED        UNREALIZED        UNREALIZED              FAIR
        DECEMBER 31, 2001:                                     COST             GAINS            LOSSES             VALUE
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
                                                           ========          ========          ========          ========



9.      LOANS
        -----

        Nonaccrual loans were $16.0 million at September 30, 2002 and $20.7 million at December 31, 2001. Restructured loans were $0.1 million and $0.2 million at September 30, 2002 and December 31, 2001, respectively.

        Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At September 30, 2002, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances, except as further described below with respect to a real estate construction loan in the amount of $15.8 million.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


        At September 30, 2002, there were approximately $100,000 of loans not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future. Accruing loans that are contractually past due 90 days or more at September 30, 2002 are immaterial.

        At September 30, 2002 and December 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting for Impairment of a Loan" ("SFAS No. 114"), approximated $16.1 million and $20.6 million, of which $16.0 million and $20.4 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2002 and 2001, and year ended December 31, 2001 was $19.7 million, $19.4 million and $20.0 million, respectively. Interest income recognized by the Company on impaired loans for the September 30, 2002 and 2001 three and nine month periods was not material. As applicable, each impaired loan at September 30, 2002 and December 31, 2001 has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses specifically allocated to impaired loans was $1.9 million and $1.6 million as of September 30, 2002 and December 31, 2001, respectively.

        A restructured loan in the amount of $0.1 million and $0.2 million at September 30, 2002 and December 31, 2001, respectively, that is considered to be impaired due to a reduction in the contractual interest rate, is on accrual status because the collateral securing this loan is sufficient to protect the contractual principal and interest. The loan has been performing for a reasonable period of time. Interest accrued on the restructured loan as of September 30, 2002 is immaterial.

        At December 31, 2001, the Bank had $0.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett Funding Group ("Bennett"), which filed for bankruptcy protection during the first quarter of 1996. As a result of a favorable ruling in the second quarter of 1998 by the Bankruptcy Court, the Bank has collected payments of $2.6 million, reducing the original balance of $3.3 million to $0.7 million. A total of $0.4 million was charged-off in 1999 and 1998, further reducing the recorded balance of the loans to $0.3 million. During the 2002 first quarter, the Bank reached a settlement agreement with the Bankruptcy Trustee for the Bennett loan, which settled all claims against the Bankruptcy Estate and the Bank, including dismissal of the remaining fraudulent conveyance claims against the Bank. As a result, the Bank charged off the remaining $0.3 million of the Bennett loan during the 2002 first quarter, and in addition, agreed to make a settlement payment of $0.3 million to the Bankruptcy Estate.

        In November 2000, the Company reclassified a real estate construction loan with 35 remaining unsold condominium units, of the original 83 total units, in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. As a result of the impairment of this loan, $2.2 million was charged-off in 2000 reducing the loan balance to $17.5 million. During the year ended December 31, 2001, "protective advances" of $0.6 million were made in connection with payments of real estate taxes and common charges, which increased the recorded loan balance to $18.1 million. During

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

        2001 and the nine month period ended September 30, 2002, through an agreement with the borrower, the Bank also advanced $1.8 million and $3.4 million, respectively, to be used for completion of the project. As of November 12, 2002, the Bank has loan commitments of approximately $250,000 to fund real estate taxes, common charges, and other miscellaneous expenses. Proceeds from sales of units are being used to reduce the Bank's loan.

        During the 2002 first quarter, the specific allocation of the allowance for loan losses for this non-performing real estate loan was increased to $2.3 million, and during the second quarter of 2002, $1.3 million of the loan balance was charged off reducing the reserve to $1.0 million. During the 2002 third quarter, the specific allocation of the allowance for loan losses was increased to $1.9 million. As of September 30, 2002 and December 31, 2001, the balance of the non-performing real estate loan, net of paydowns and charge-offs, was $15.8 million and $19.5 million, respectively.

        As of September 30, 2002, there were 20 remaining units, of which four were sold and closed as of November 12, 2002. Construction of the remaining 16 units is substantially complete, with two units under contract of sale as of November 12, 2002. Pending sales of all units and repayment of the loan from the primary collateral, the Bank continues to proceed with foreclosure action on other real estate, which also collateralizes the loan. The loan is also personally guaranteed by the principals, and such guarantees will be pursued to recover losses incurred in connection with the loan. The personal guarantees have not been considered in determining the amount of the charge-offs or allowance for loan losses applicable to this loan.

10.     BORROWINGS AND STOCKHOLDERS' EQUITY
        -----------------------------------

        The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

        Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $175.0 million from two primary investment firms under master security sale and repurchase agreements. There were no outstanding borrowings under these agreements at September 30, 2002. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At September 30, 2002 and December 31, 2001, the Bank had short-term repurchase agreements outstanding of $2.0 million at an interest rate of
        1.62 percent and $1.3 million at a weighted average interest rate of
        1.68 percent, respectively. At September 30, 2002 and December 31, 2001, these borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $2.0 million and $1.3 million, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

        Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $73.0 million. At September 30, 2002 and December 31, 2001, the Bank had no federal funds purchased balances outstanding.

        Short-term FHLB advances are borrowings with original maturities between one and 365 days. At September 30, 2002 and December 31, 2001, the Bank had no such short-term FHLB advances outstanding.

        Additional information with respect to short-term borrowings as of and for the nine months ended September 30, 2002 and 2001 is presented in the table below.

        SHORT-TERM BORROWINGS                            2002          2001
        ------------------------------------------------------------------------
                                                      (000's except percentages)

        Balance at September 30                         $ 2,005      $   266
        Average balance outstanding                     $ 1,501      $ 3,389
        Weighted-average interest rate
             As of September 30                            1.62%        3.47%
             Paid during period                            1.64%        5.36%
        ========================================================================

        The Bank had long-term borrowings, which have original maturities of over one year, of $342.0 million and $302.0 million in securities sold under agreements to repurchase at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002 and December 31, 2001, these borrowings have an original term of between five and ten years at interest rates between 3.53 percent and 6.08 percent, and 4.33 percent and 6.08 percent, respectively, that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of September 30, 2002 and December 31, 2001, these borrowings are collateralized by securities with an aggregate carrying value of $350.8 million and $306.3 million and an estimated fair value of $352.0 million and $305.7 million, respectively.

        At September 30, 2002 and December 31, 2001, long-term FHLB advances totaled $111.8 million and $114.3 million, respectively, at interest rates of between 3.49 percent to 6.72 percent. At September 30, 2002, borrowings totaling $11.8 million are amortizing advances having scheduled payments and $30.0 million are payable only at maturity. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. These borrowings may not be repaid in full prior to maturity without penalty. At September 30, 2002 and December 31, 2001, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate carrying value of $133.9 million and $138.2 million, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

        A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at September 30, 2002, with comparative totals for December 31, 2001, is as follows:


                                                 AFTER 1
                                    WITHIN    BUT WITHIN         AFTER           2002          2001
LONG-TERM BORROWINGS                1 YEAR       5 YEARS       5 YEARS          TOTAL         TOTAL
-----------------------------------------------------------------------------------------------------
Contractual Payment/Expected                        (000's, except percentages)
        Call Date:
Total long-term borrowing           $3,372       $56,592      $393,794       $453,758      $416,291
Weighted-average interest rate        5.71%         4.48%         4.98%          4.92%         5.05%
=====================================================================================================



        At September 30, 2002 and December 31, 2001, the Bank held 227,023 shares and 208,146 shares of capital stock of the FHLB with a carrying value of $22.7 million and $20.8 million, respectively, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

        The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At September 30, 2002, the Bank could pay dividends of $39.8 million to the Company without having to obtain prior regulatory approval.

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

        On December 18, 2001, the Company's Board of Directors authorized the repurchase of up to 330,000 common shares (adjusted for the ten percent common stock dividend), or approximately 1.8%, of the Company's outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


        and private transactions throughout 2002 as, in the opinion of management, market conditions may warrant. During the nine month period ended September 30, 2002, the purchases of 61,700 common shares were made under the authorized repurchase plan at an average price of $15.44. Common shares repurchased will be held as treasury stock and will be available for general corporate purposes.

11.     COMMITMENTS AND CONTINGENCIES
        -----------------------------

        In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2002, formal credit lines, and commercial and residential loan commitments, which are primarily loans collateralized by real estate, approximated $386.6 million, $62.2 million and $20.1 million, respectively. Outstanding standby letters of credit totaled $43.6 million. Such commitment amounts represent the maximum risk of loss on these commitments.

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

        The Company operates only in the U.S. domestic market, specifically in the lower Hudson Valley area, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Northern New Jersey and Southern Connecticut. For the nine months ended September 30, 2002 and 2001, there is no customer that accounted for more than ten percent of the Company's revenue.

13.     BRANCH ACQUISITION AND PLANNED DE NOVO BRANCHES
        -----------------------------------------------

        On June 18, 2002, the Bank signed a definitive agreement to acquire the Yonkers branch of Fourth Federal Savings Bank ("Fourth Federal"). The Bank completed the acquisition on

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------



        October 31, 2002 at which time the branch became the Bank's second branch in Yonkers. The branch had approximately $15.3 million in deposits, which were assumed by the Bank. The Bank paid a premium of approximately $0.9 million for such deposits. The premium represents a core deposit intangible, which will be amortized over an estimated life of eight years. Deposits assumed excluded brokered deposits, loan hold bank accounts, overdrawn accounts, dormant accounts, other wholesale deposits and affiliated deposits owned by related entities of Fourth Federal.

        The Bank is in the process of establishing de novo branch locations in Eastchester (Westchester County) and Goshen (Orange County), New York. The Goshen branch is anticipated to be open in the fourth quarter of 2002, while the Eastchester branch is planned for the first quarter 2003.

14.     SUBSEQUENT EVENT
        ----------------

        On October 25, 2002, the Company sold available for sale investment securities totaling approximately $100.0 million. The sale, which is scheduled to settle in November 2002, resulted in realized gains of approximately $3.2 million before income taxes and approximately $1.9 million after income taxes.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
        CONDITION AND RESULTS OF OPERATION
        ----------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2002. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

FINANCIAL CONDITION
-------------------

At September 30, 2002, the Company had total assets of $2,383.4 million, an increase of $343.3 million or 16.8 percent from December 31, 2001.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, totaled $886.1 million and $773.7 million at September 30, 2002 and December 31, 2001, respectively, an increase of $112.4 million during the nine months ended

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
        CONDITION AND RESULTS OF OPERATION (cont'd)
        -------------------------------------------


September 30, 2002. The securities portfolio consists of securities held to maturity at amortized cost of $340.4 million and $298.9 million, securities available for sale at estimated fair value totaling $523.0 million and $454.0 million, and FHLB stock of $22.7 million and $20.8 million at September 30, 2002 and December 31, 2001, respectively. Proceeds from sales and redemption of the securities not otherwise reinvested in securities are used to fund the loan portfolio, invested in Federal funds sold pending evaluation of alternative investments, or used to repay liabilities.

During the nine months ended September 30, 2002, U.S. government agency securities increased $57.3 million due primarily to purchases totaling $239.8 million, partially offset by sales and redemptions of $181.9 million in callable bonds, and a net decrease in the estimated fair value of available for sale securities of $0.6 million. Mortgage-backed securities increased by $50.5 million primarily due to purchases totaling $199.6 million and an increase in the estimated fair value of available for sale securities of $2.1 million, partially offset by principal paydowns of $139.3 million, sales of $10.7 million, and net premium amortizations of $1.2 million. The Bank's investment in obligations of states and political subdivisions, or municipal securities, increased by $2.2 million primarily due to purchases of $9.0 million that were partially offset by maturities of $6.8 million during the nine month period ended September 30, 2002. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

The Company also invests in medium-term corporate debt securities and other debt securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase and equity securities. The Company had outstanding balances in corporate securities of $15.5 million and $14.9 million consisting of Federal Home Loan Mortgage Corp. ("FHLMC") preferred stock of $15.4 million and $14.8 million at September 30, 2002 and December 31, 2002, respectively, and other equity securities of $0.1 million for both periods. The preferred stock is issued by the FHLMC and has a favorable tax equivalent yield. The total investment in FHLB stock was $22.7 million and $20.8 million at September 30, 2002 and December 31, 2001, respectively.

The Company continues to exercise its conservative approach to investing by purchasing high credit quality investments, and controlling interest rate risk by purchasing both fixed and floating rate securities through the averaging of investments in medium-term maturities.

At September 30, 2002, loans outstanding were $1,294.0 million, a net increase of $123.1 million or 10.5 percent compared to $1,170.9 million at December 31, 2001. The increase in outstanding loan balances reflects increases of: $61.7 million in land, acquisition and construction loans; $41.3 million in commercial mortgages; $14.8 million in residential mortgages; $7.9 million in time secured loans; $4.1 million in home equity loans; $0.1 million in commercial installment loans, and $0.6 million in other loans. The increase was partially offset by decreases of $3.7 million in time unsecured loans; $2.4 million in personal installment loans;

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
        CONDITION AND RESULTS OF OPERATION (cont'd)
        -------------------------------------------


$0.7 million in credit card loans; and $0.6 million in other loans. The Company had approximately $386.6 million in formal credit lines, $82.3 million in loan commitments outstanding, which are loans primarily collateralized by real estate, and $43.6 million in standby letters of credit outstanding as of September 30, 2002. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.9 million or 7.4 percent to $13.3 million at September 30, 2002, from $12.4 million at December 31, 2001. The allowance for loan losses represents 1.03 percent and 1.06 percent of gross loans outstanding at September 30, 2002 and December 31, 2001, respectively. The September 30, 2002 allowance reflects a provision for credit losses of $3.2 million and net charge-offs of $2.1 million recorded for the nine months ended September 30, 2002.

Management believes the allowance for loan losses at September 30, 2002 is appropriate based on its evaluation of the risk elements and resulting estimated losses inherent in the total loan portfolio at that time. The Company may be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Total deposits increased $225.1 million for the nine month period ended September 30, 2002 to $1,651.1 million from $1,426.0 million at December 31, 2001. The total deposit increase resulted from net increases in municipal deposits of $116.2 million and $108.9 in retail and commercial deposits. As of September 30, 2002, seasonal NOW and demand municipal tax deposits increased $76.8 million and $74.9 million, respectively, as compared to December 31, 2001. Municipal money market deposits also increased $2.7 million, compared to December 31, 2001, due to increased activity with municipal relationships. The increase in municipal deposits was partially offset by decreases in municipal time deposits over $100,000 and savings deposits of $36.8 million and $1.4 million, respectively, compared to year end 2001. Municipal time deposits greater than $100,000 are obtained on a bidding basis with maturities of 30 to 180 days and are used in conjunction with liquidity management. As a result of the low interest rate environment, the Bank replaced many of these time deposits with longer-term FHLB borrowings. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

The increase in retail and commercial deposits was due to increases in demand deposits, time deposits over and under $100,000, NOW, money markets accounts, and IRA/Keogh retail deposits, which was partially offset by a decrease in retail and commercial savings deposits. Retail and commercial demand deposits increased $41.6 million, as compared to December 31, 2001, due to increased marketing of competitive checking account products. Retail and commercial time deposits over and under $100,000 increased $39.2 million and $24.0 million, respectively, compared to year end 2001 due to the Bank offering competitive longer-term rates in the low interest rate environment. NOW and money market retail and commercial deposits increased $7.6 million and $2.9 million, respectively, compared to December 31, 2001, as the

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
        CONDITION AND RESULTS OF OPERATION (cont'd)
        -------------------------------------------

Bank continued to direct its efforts to attract lower cost core deposits. IRA/Keogh retail deposits increased $6.6 million compared to year end 2001 due to greater emphasis on these products and allocation of specialized personnel to administer and sell long-term retirement products. These increases were partially offset by a $13.0 million decrease in retail and commercial savings deposits compared to December 31, 2001 as customers sought higher interest bearing deposit accounts.

Stockholders' equity increased to $149.8 million at September 30, 2002 from the December 31, 2001 balance of $135.2 million, an increase of 10.8 percent. The increase primarily results from: $18.6 million of net income for the nine month period ended September 30, 2002; $2.0 million of stock options exercised; $1.3 million in other comprehensive income; and $0.2 million of shares committed to be released under benefit plans; partially offset by cash dividends paid on common stock of $5.0 million and treasury stock purchase transactions of $2.5 million.

The Company's leverage ratio at September 30, 2002 was 8.50 percent, compared to
8.19 percent at December 31, 2001. The Company's Tier I and Total Capital ratios under the risk-based capital guidelines were 12.78 percent and 13.95 percent at September 30, 2002, and 13.03 percent and 14.03 percent at December 31, 2001, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at September 30, 2002 and December 31, 2001.

On June 26, 2002, the Company issued $10 million of additional Capital Securities. The Capital Securities qualify for Tier I (up to certain limits) and Total Capital for regulatory purposes and also provide additional liquidity (See
Note 3 to the Notes to Condensed Consolidated Financial Statements (Unaudited)).

RESULTS OF OPERATIONS
---------------------

EARNINGS
--------

Net income for the three and nine month periods ended September 30, 2002 was $6.5 million and $18.6 million compared to $5.2 million and $15.4 million for the three and nine month periods ended September 30, 2001, an increase of 26.2 percent and 21.0 percent, respectively. Diluted earnings per common share were $0.34 and $0.98 for the three and nine month periods ended September 30, 2002, compared to $0.27 and $0.82 for the three and nine month periods ended September 30, 2001, increases of 25.9 percent and 19.5 percent, respectively.

The increase in net income for the three and nine month periods ended September 30, 2002 compared to the prior year reflects increases in net interest income, non-interest income including, net security gains, and a lower effective income tax rate. These increases were partially offset by higher non-interest expenses and provision for credit losses. The increase in diluted earnings per common share for both the 2002 periods as compared to 2001 reflects the higher net income, partially offset by higher adjusted weighted average shares.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
        CONDITION AND RESULTS OF OPERATION (cont'd)
        -------------------------------------------

A discussion of the factors impacting the changes in the various components of net income follows.

NET INTEREST INCOME
-------------------

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and nine month periods ended September 30, 2002, net interest income increased 17.3 percent and 20.4 percent to $18.5 million and $54.3 million from $15.8 million and $45.1 million for the three and nine month periods ended September 30, 2001, respectively. Net interest income increased in the current periods primarily due to increases in the volume of earning assets, as well as an increase in both the net interest spread and margin, funded by increases in average interest bearing liabilities, demand accounts and higher levels of equity.

For the three and nine months ended September 30, 2002, the net interest spread on a tax equivalent basis (yield on earning assets less cost of funds, including demand deposits) was 3.62 percent and 3.61 percent, as compared to 3.31 percent and 3.21 percent for the prior year periods, respectively. The net interest margin on a tax equivalent basis (net interest income on a tax equivalent basis divided by average interest earning assets) for the three and nine months ended September 30, 2002, was 3.70 percent and 3.72 percent, as compared to 3.44 percent and 3.37 percent for the prior periods, respectively.

The increase in the net interest spread and margin reflects the more significant decrease in cost of funds as compared to the decline in yields on interest earning assets for the three and nine months ended September 30, 2002 compared to the prior year periods. The more significant decline in cost of funds during the 2002 periods reflects management's strategies to lower interest expense, while extending the maturities of liabilities during the lower interest rate environment. The net interest margin also benefited from a $34.7 million (12.3 percent) increase and $43.3 million (16.9 percent) increase in average earning assets over interest bearing liabilities and Capital Securities for the three and nine months ended September 30, 2002 compared to the 2001 periods.

The decrease in yield on average interest earning assets on a tax equivalent basis from 7.06 percent and 7.38 percent for the three and nine month periods ended September 30, 2001 to 6.27 percent and 6.34 percent for the same periods in 2002 resulted from decreases in yields on average net loans, average gross securities, and average federal funds sold. The interest yield on average net loans on a tax equivalent basis decreased from 7.61 percent and 7.97 percent for the three and nine months ended September 30, 2001 to 6.83 percent and 6.86 percent for the comparable 2002 periods. The interest yield on average gross securities on a tax equivalent basis decreased to 5.71 percent and 5.80 percent for the three and nine months ended September 30, 2002 from 6.47 percent and
6.68 percent for the comparable 2001 periods. The interest yield on average federal funds sold decreased from 3.38 percent and 4.34 percent for the three and nine months ended September 30, 2001 to 1.67 percent and 1.66 percent for the comparable 2002 periods.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
        CONDITION AND RESULTS OF OPERATION (cont'd)
        -------------------------------------------

The decrease in yields resulting in a reduction of interest income was partially offset by volume increases of average interest earning assets. For the 2002 third quarter, average interest earning assets increased $177.4 million (9.4 percent) compared to the 2001 period. The increase consisted of increases in average net loans of $148.8 million, average gross securities of $15.0 million, and average federal funds sold of $13.6 million for the three months ended September 30, 2002 compared to the 2001 period. For the nine months ended September 30, 2002, average interest earning assets increased $169.7 million (9.2 percent) compared to the 2001 period. The increase primarily consisted of increase in average net loans of $139.4 million and average gross securities of $25.9 million for the nine months ended September 30, 2002 compared to the 2001 period, respectively. The increase in average interest earning assets during both 2002 periods were primarily from net increases in real estate secured land acquisition and construction loans, commercial mortgages, residential mortgages and investment securities.

Cost of interest bearing liabilities decreased during the three and nine month periods ended September 30, 2002, as compared to the same periods in the prior year. The costs of average deposits, borrowings, and Capital Securities, including demand deposits, decreased from 3.75 percent and 4.17 percent for the three and nine months ended September 30, 2001 to 2.65 percent and 2.73 percent for the 2002 comparable periods. The decrease in yields consisted primarily of a decrease in yields on interest bearing deposits to 2.19 percent and 2.27 percent for the three and nine months ended September 30, 2002 from 3.82 percent and
4.40 percent as compared to the 2001 periods, respectively. The decrease in yields on deposits, borrowings, and Capital Securities was partially offset by a net increase in the average balances, including demand deposits, of $184.8 million (10.2 percent) and $165.5 million (9.3 percent) for the three and nine months ended September 20, 2002 compared to the 2001 period.

The Company continues a leverage strategy of purchasing government securities funded by borrowings. Although the leverage strategy results in tighter net interest spreads, the strategy increases net interest income while managing interest rate risk. The Company has also taken advantage of opportunities during the three and nine months ended September 30, 2002 to realize gains on available-for-sale securities that management believes would most likely would have been called or prepaid at par value. Net security gains of $0.3 million and $1.7 million were realized for the three and nine months ended September 30, 2002 periods as compared to $1.5 million for the 2001 nine month period. There were no security gains realized during the 2001 third quarter.

The Company has increased its core revenue, net interest income, by prudently managing interest risk and increasing average earning assets as discussed above. However, net interest income may be affected by the low interest rate environment, and maturities and sales of assets and re-investment at lower rates, which could cause the net interest margin to decrease due to the asset sensitivity of the Company's balance sheet during the short term period. Management will continue to evaluate and mitigate the effect of the changing interest rate environment of the Company's operations, while continuing to competitively price its products and services throughout the markets it serves.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
        CONDITION AND RESULTS OF OPERATION (cont'd)
        -------------------------------------------

PROVISION FOR CREDIT LOSSES
---------------------------

The provision for credit losses increased $0.2 million to $0.6 million and $2.3 million to $3.2 million for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. The increase in the provision for the three month 2002 period was primarily attributable to an increase in loans of $42.9 million for the quarter, as well as the continual re-evaluation of existing credits within the loan portfolio. During the three months ended September 30, 2002, net charge-offs totaled $89,000 as compared to $80,000 for the 2001 period. The increase in the provision for credit losses for the nine months ended September 30, 2002 was primarily due to a $123.1 million increase in loans outstanding as of September 30, 2002 compared to year end 2001 and continual re-evaluation of existing credits within the loan portfolio. Net charge-offs totaled $2.1 million and $0.2 million for the nine months September 30, 2002 and 2001 periods, respectively. The net charge-off increase for the nine month September 30, 2002 period was primarily due to a $0.6 million charge-off related to the settlement of the Bennett loan and related litigation, and the $1.3 million partial charge-off of a real estate construction loan.

Nonaccrual loans were $16.0 million and $19.2 million at September 30, 2002 and 2001 compared to $20.7 million at December 31, 2001. Total nonaccrual loans at September 30, 2002 primarily consisted of a real estate construction loan that was reduced from $19.5 million at December 31, 2001 to $15.8 million at September 30, 2002 due to a $1.3 million partial charge-off and principal paydowns, partially offset by advances to complete the project.

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

A substantial portion (88.7 percent at September 30, 2002) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
        CONDITION AND RESULTS OF OPERATION (cont'd)
        -------------------------------------------

market in which the Company operates. The provisions for credit losses established in 2002 and 2001 and the related allowance for loan losses reflects net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

NON-INTEREST INCOME
-------------------

Non-interest income increased for the three months ended September 30, 2002 by $0.4 million to $2.0 million, an increase of 26.8 percent. The increase primarily reflects net security gains of $0.3 million and an increase in loan prepayment fees of $0.2 million, partially offset by a decrease in letter of credit fees of $0.1 million. For the nine month period ended September 30, 2002, non-interest income increased by $0.7 million to $6.5 million, a 12.8 percent increase. The increase is primarily due to an increase in loan prepayment fees ($709,000), loans and deposit related fees ($104,000), and net security gains ($170,000), partially offset by a decrease in letter of credit fees ($169,000), and service charges and fees ($134,000).

NON-INTEREST EXPENSES
---------------------

Non-interest expenses increased $1.0 million (11.4 percent) to $10.1 million and $2.8 million (10.6 percent) to $29.3 million for the three and nine month periods ended September 30, 2002 from the comparable periods in 2001, respectively. The primary reason for these increases results from higher levels of salaries and benefits, professional fees and other expense categories related to increases in business volume.

Salaries and employee benefits, the largest component of non-interest expense, increased by $737,000, or 13.8 percent, and $2,046,000, or 13.1 percent, during the three and nine month periods ended September 30, 2002 compared to the prior year periods. The increase occurred due to additional personnel employed by the Company primarily to support deposit and loan growth. In addition, salaries and employee benefits increased because of additional expenses related to incentive compensation and bonus plans and payroll taxes. Increases in salaries and employee benefits expense were partially offset by a decrease in medical expenses related to the Bank's health care plan and an increase in the deferral of FASB No. 91 loan allocation expenses for the 2002 periods as compared to prior year periods.

Significant changes in the other components of non-interest expenses for the three and nine month periods ended September 30, 2002, respectively, compared to the prior year periods, were due to the following:

o Increase of $27,000 (1.8 percent) and $40,000 (0.9 percent) in occupancy and equipment expense. The increase in both periods is primarily due to an increase in building maintenance and other maintenance contracts, partially offset by a reduction in utility expense from more competitive rates and less severe weather.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
        CONDITION AND RESULTS OF OPERATION (cont'd)
        -------------------------------------------

o Increase of $4,000 (0.8 percent) and $85,000 (6.3 percent) in advertising and business development. The increases reflect the hiring of a public relations firm in 2002 and more emphasis on marketing and business development programs to attract retail deposits during a period of higher net loan growth in 2002 as compared to 2001.

o Increase of $95,000 (37.3 percent) and $198,000 (29.4 percent) in professional fees. The increases reflect higher Director fees and consulting fees in 2002, partially offset by a decline in legal fees related to nonaccrual loans for the nine month period.

o Increase of $39,000 (17.1 percent) and $53,000 (7.2 percent) in communications expense. The increases for both periods reflects an increase in costs related to data communication lines.

o Decrease of $26,000 (11.7 percent) and $47,000 (7.3 percent) in stationery and printing. The decreases primarily reflect a decrease in printing special purpose letters in 2002 compared to 2001.

o Decrease of $5,000 (7.1 percent) and $6,000 (2.8 percent) in FDIC insurance. The decreases are related to a reduction in FDIC insurance rates for 2002, partially offset by an increase in insured deposits.

o Increase of $157,000 (24.0 percent) and $452,000 (22.9 percent) in other expenses. The increases are primarily due to increases in branch related expenses, credit card expenses, corporate filing fees, courier fees, and Internet related expenses.

INCOME TAXES
------------

The effective income tax rates for the three and nine month periods ended September 30, 2002 were 33.7 percent and 34.2 percent, compared to 34.5 percent and 34.6 percent, respectively, for the prior periods in 2001. The lower effective income tax rate for both periods, as compared to the Federal Statutory tax rate, primarily reflects benefits associated with tax exempt obligations of states and political subdivisions, partially offset by state income taxes, net of Federal tax benefits.

U.S.B. HOLDING CO., INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
------------------------------------------------------
        MARKET RISK
        -----------

Quantitative and qualitative disclosures about market risk at December 31, 2001 were reported in the Company's 2001 Annual Report to Stockholders. There have been no material changes in the Company's market risk exposures at September 30, 2002 compared to December 31, 2001. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not been party to any derivative financial instruments during the nine months ended September 30, 2002.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at September 30, 2002 as compared to December 31, 2001. The Company's "Static Gap" at September 30, 2002 was a positive cumulative $351.3 million in the one year time frame compared to a negative cumulative $31.4 million at December 31, 2001. The change in the Static Gap at September 30, 2002 compared to December 31, 2001, reflects an increase in maturities and acceleration of call dates for securities due to the lower interest rate environment, an increase in federal funds sold, and an extension of maturities of time deposits and borrowings. If interest rates were to gradually ramp up 200 basis points or down 150 basis points from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

U.S.B. HOLDING CO., INC.
ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no significant changes to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------


(A)     EXHIBITS

Exhibit No.       Exhibit
-----------       -------

(3)(a) Restated Certificate of Incorporation dated July 25, 2002 (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 ("2002 Second Quarter Form 10-Q"), Exhibit (3)(a)).

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

(4)(g)            Indenture, dated June 26, 2002, between Registrant and
                  State Street Bank and Trust Company of Connecticut, National Association, as Trustee, (incorporated herein by reference to Registrant's 2002 Second Quarter Form 10-Q, Exhibit (4) (g)).

--------------------------------------------------


(4)(h) Guarantee Agreement, dated June 26, 2002, by and between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as Trustee for the holders of Capital Securities of USB Statutory Trust III, (incorporated herein by reference to Registrant's 2002 Second Quarter Form 10-Q, Exhibit (4) (h)).

(4)(i) Amended and Restated Declaration of Trust of USB Statutory Trust III, (incorporated herein by reference to Registrant's 2002 Second Quarter Form 10-Q, Exhibit (4) (i)).

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

(10)(f)           Registrant's 1993 Incentive Stock Option Plan
                  (incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Exhibit (10)(e)).

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

--------------------------------------------------

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

--------------------------------------------------


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

(10)(z) Asset Purchase and Liability Assumptions Agreement dated as of June 14, 2002, by and between Union State Bank and Fourth Federal Savings Bank, (incorporated herein by reference to Registrant's 2002 Second Quarter Form 10-Q, Exhibit (10)
                  (z)).

(11)              Computation of earnings per share.*

(99.1) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed Herewith.

(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 12, 2002.



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

                                  CERTIFICATION



I, Thomas E. Hales, Chairman, President and Chief Executive Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of U.S.B. Holding Co., Inc. (the "Company").

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                       /s/ Thomas E. Hales
      -----------------                       ----------------------------------
                                              Thomas E. Hales
                                              Chairman of the Board, President &
                                              Chief Executive Officer

                                  CERTIFICATION



I, Steven T. Sabatini, Senior Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of U.S.B. Holding Co., Inc. (the "Company").

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                        /s/ Steven T. Sabatini
      -----------------                        ---------------------------------
                                               Steven T. Sabatini
                                               Senior Executive Vice President &
                                               Chief Financial Officer