Form 10-K
period 2002-12-31
USB HOLDING CO INC
filed 2003-03-27
CIK 707805

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002      COMMISSION FILE NUMBER 1-12811

                            U.S.B. HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)

                              --------------------
              DELAWARE                                 36-3197969
-------------------------------------      ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


100 DUTCH HILL RD., ORANGEBURG, NEW YORK                       10962
----------------------------------------          ------------------------------
(Address of principal executive offices)                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (845) 365-4600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of each exchange on
    Title of each Class                                    which registered
  ------------------------                           --------------------------
COMMON STOCK ($0.01 PAR VALUE)                         NEW YORK STOCK EXCHANGE
                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 Title of Class
                               ------------------
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: |X| No: |_|

            Class                        Outstanding at February 28, 2003
            -----                        --------------------------------
        COMMON STOCK                              18,659,479 SHARES
      ($0.01 PAR VALUE)

The aggregate market value of the voting stock held by nonaffiliates of the registrant on June 28, 2002 was approximately $212.9 million, computed by reference to the closing price on the New York Stock Exchange composite tape of $20.60 per share of Common Stock on June 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference in Part II of this report. Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed is incorporated by reference in Part III of this report.

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

         Union State Bank (the "Bank"), the Company's commercial banking subsidiary, is a New York chartered commercial bank established in 1969. The Bank offers a wide range of banking services to individuals, municipalities, corporations, and small and medium-size businesses through its 24 retail banking facilities located in Rockland and Westchester Counties, and one location each in Stamford, Connecticut, Manhattan, New York City, and Goshen, Orange County, New York (opened March 3, 2003). The Bank also has a limited branch office located in Westchester County. The Bank's corporate offices are located in Rockland County. The Bank's products and services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial, personal, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs), lock-box services and Internet banking. The deposits of the Bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act of 1950, as amended ("FDIA").

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

         TPNZ Preferred Funding Corporation, a wholly-owned subsidiary of the Bank (formerly of Tarrytowns Savings Bank, FSB ["Tarrytowns"] until its merger with and into the Bank on April 30, 1999), is a Real Estate Investment Trust formed in 1998 to manage certain mortgage-backed and other securities, and mortgage loans previously owned by the Bank and Tarrytowns.

         In February 1997, the Company established Union State Capital Trust I, a Delaware business trust, and in July 2001 and June 2002 established Union State Statutory Trust II and USB Statutory Trust III, respectively, which are Connecticut business trusts. The trusts were established solely for the purpose of issuing trust capital securities. See Note 10 to the Consolidated Financial Statements.

         The Company also has a nonbank subsidiary, Ad Con, Inc., which is currently inactive.

         The Company fully utilizes its website, www.unionstate.com, to advertise the Bank's products, list information about its locations, and make available, free of charge, its Securities and Exchange Act filings, including the Annual Report on Form 10-K, and other public releases as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities Exchange Commission.

EMPLOYEES

         As of December 31, 2002, the Company employed a total of 334 full-time and 42 part-time employees. The Company and its subsidiaries provide a variety of benefit plans, including incentive bonus, group life, health, and stock ownership plans. Management considers its employee relations to be satisfactory.

COMPETITION

         The Bank's headquarters and fourteen of its branch offices are currently located in Rockland County, New York. Ten of the Bank's branch offices are located in Westchester County, New York. The Bank also has a branch location in Stamford, Connecticut, and Manhattan, New York City, and Goshen, Orange County, New York (opened March 3, 2003), as well as an office that closes loans and disburses funds in Tarrytown, New York. The Company's current deposits constitute a market share that are approximately 16.8 percent and 2.1 percent of Rockland and Westchester deposits, respectively.

         The Bank is the largest bank headquartered in the Hudson Valley and has been successful in its penetration of the Rockland and Westchester markets and more recently, the Stamford, Connecticut, and Orange County, New York, markets. The Bank believes it is able to attract and retain customers because of its knowledge of local markets, competitive products and the ability of professional staff to provide a high degree of service to customers. Within its market area, the Bank encounters competition from many other financial institutions offering comparable products. These competitors include other commercial banks (both locally based independent banks and major New York City commercial banks) and savings banks, as well as mortgage bankers, savings and loan associations and credit unions. In addition, the Bank experiences competition in marketing some of its services from the local operations of insurance companies, brokerage firms and other financial institutions.

         The Company expects to continue to expand by opening new retail branches (the Bank plans to establish a full-service branch in Eastchester, New York in 2003), enhancing computerized and telephonic delivery channels, and expanding loan originations in its market area. Acquisitions of other smaller financial institutions and branches will be considered to supplement growth in the Company's present markets and in contiguous markets. Acquisitions of other nonbank financial institutions will also be considered to expand the Company's product offerings.

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

         There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the company can finance or otherwise transfer funds to the Company or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary Bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2002, the Bank could have declared additional dividends of approximately $48.8 million to the Company without prior regulatory approval.

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

         The Company is subject to risk-based capital and leverage guidelines issued by the FRB. The Bank, whose deposits are insured by the FDIC, are subject to similar guidelines. These guidelines are utilized to evaluate capital adequacy. The regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2002, the Bank was classified as "well capitalized" for regulatory purposes. See "Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Note 12 to the Consolidated Financial Statements.

         Federal laws and regulations also limit, with certain exceptions, the ability of banks to engage in activities or make equity investments that are not permissible for national banks. The Company does not expect such provisions to have a material adverse effect on the Bank or the Company.

SARBANES-OXLEY ACT OF 2002

         On July 29, 2002, Congress passed the Sarbanes-Oxley Act of 2002 (the "Act"), which provides for extensive new regulations regarding corporate governance, auditor independence and oversight, and other related matters. Among other things, the Act requires: the establishment of a Public Company Accounting Oversight Board to monitor the audit profession with respect to audits of public companies; establishment of audit independence standards; corporate responsibilities' standards that include rules and regulations with respect to audit committees and corporate responsibility for financial reports; insider trading of company securities; disclosures and assessment of internal controls; and increases in corporate and criminal fraud and accountability that sets forth white collar crime penalty enhancements. In addition, the Act requires the Securities & Exchange Commission ("SEC") to direct the major stock exchanges to implement certain corporate governance and auditor independence standards.

         The SEC has issued certain rules and regulations with respect to the Act and the SEC and New York Stock Exchange are in the process of issuing the remaining rules and regulations required. The regulations have various implementation dates. The Company has complied with all such rules and regulations to date and will continue to comply with all rules and regulations as they become effective or are issued.

         The Company does not expect implementation of the rules and regulations under the Sarbanes-Oxley Act of 2002 to have a significant effect on its operations.

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

ITEM 2.       PROPERTIES

         The main office of the Company and the Bank, including the Executive Offices, Finance, Commercial and Consumer Loan, Residential Mortgage, Credit Administration, Legal, Compliance, Human Resources, Facilities/Security, Internal Audit, Operations Center, Customer Call Center, Transit and Data Processing Departments, and Marketing Departments, is located at its Corporate Headquarters building, which is owned by the Bank at 100 Dutch Hill Road, Orangeburg, New York. The Bank's main branch is located at 46 College Avenue, Nanuet, New York in premises that are leased by the Bank. The Bank also has a limited purpose branch located at 660 White Plains Road in Tarrytown, New York, that may originate loans and disburse funds, which premises is leased.

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

         The Bank also operates ten retail banking branches in Westchester County, New York: 131 Central Avenue, Tarrytown; 75 North Broadway, Tarrytown; 299 Bedford Road, Bedford Hills; 3000 East Main Street, Cortlandt Manor, and 28 Le Count Place, New Rochelle, which are owned, and leased locations at 76 Virginia Road, North White Plains; 88 Croton Avenue, Ossining; 270 Martine Avenue, White Plains (purchased February 28, 2003); 1779 Central Park Avenue, Yonkers; and 2500 Central Park Avenue, Yonkers. The Bank also operates retail banking branches at 11 East 22nd Street, New York, New York, and 999 Bedford Street, Stamford, Connecticut, both of which are leased, and 50 North Church Street, Goshen, New York (opened March 3, 2003), which is owned. The Bank also owns a building in Eastchester, Westchester County, New York, which will be the eleventh full-service branch in Westchester County to be opened in 2003.

         In the opinion of management, the premises, fixtures, and equipment used by the Company and the Bank are adequate and suitable for the conduct of their businesses. All the facilities are well maintained and provide adequate parking.

ITEM 3.       LEGAL PROCEEDINGS

         Various actions and proceedings are presently pending to which the Company is a party. Management, based on the advice of legal counsel, is of the opinion that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION AND HOLDERS

         The Company's common stock was held of record as of February 28, 2003 by 1,329 registered stockholders and has been listed on the New York Stock Exchange since December 28, 1999. Prior to such listing, the Company's common stock was traded on the American Stock Exchange since April 16, 1997, and prior to that in the over-the-counter market and in private transactions.

         The common stock price information that follows is based on transactions as reported by the New York Stock Exchange. Prices quoted, adjusted for the 10 percent stock dividend distributed in January 2002, are as follows:

-------------------------------------------------------------------------------

------------------------------------------------------------------
                                    2002               2001
                                  HIGH      LOW     High      Low
---------------------------- ---------- -------- -------- --------
First Quarter                   $17.00   $12.50   $12.61   $10.08
Second Quarter                   20.60    14.95    13.86    11.77
Third Quarter                    19.07    15.83    13.68    12.73
Fourth Quarter                   19.05    16.70    15.32    12.32
First Quarter 2003,
through
      February 28, 2003          17.68    14.79
------------------------------------------------------------------


DIVIDENDS

         The Board of Directors of the Company has adopted a policy of paying quarterly cash dividends to holders of its common stock. In 2002 quarterly cash dividends were paid as follows: $0.09 to stockholders of record on March 29, June 28, and September 30, and $0.10 to stockholders of record on December 31. In 2001 quarterly cash dividends per share were paid as follows: $0.073 to stockholders of record on March 30 and June 29, and $0.082 to stockholders of record on September 28 and December 31.

         A stock dividend of 10 percent was declared by the Company for stockholders of record on January 8, 2002 and distributed on January 22, 2002.

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

         Under New York Banking Law, a New York bank may declare and pay dividends not more often than quarterly and no dividends may be declared, credited, or paid so long as there is any impairment of capital stock. In addition, except with the approval of the New York State Superintendent of Banks, the total of all dividends declared in any year may not exceed the sum of a bank's net profits for that year and its undistributed net profits for the preceding two years, less any required transfers to surplus. A bank may be required to transfer to surplus up to 10 percent of its net profits in any accounting period if its combined capital stock, surplus and undivided profit accounts do not equal 10 percent of its net deposit liabilities. At December 31, 2002, the Bank could pay dividends of $48.8 million to the Company without having to obtain prior regulatory approval.

         The Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the junior subordinated debt or the Capital Securities issued in June 2002, July 2001 and February 1997, or if the Company elects to defer payment for up to five years as permitted under the terms of each junior subordinated debenture and Capital Securities.

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

ITEM 6.       SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference from the table entitled "Selected Financial Data" of the Company's 2002 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference from the Company's 2002 Annual Report to Stockholders.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated by reference from the Company's 2002 Annual Report to Stockholders.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference from the Company's 2002 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Items 10, 11, and 13 is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of

Stockholders that will be filed with the Commission not later than 120 days after December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         A summary of the Director and Employee Equity Compensation Plans approved by security holders as of December 31, 2002 is as follows:

                EQUITY COMPENSATION PLAN INFORMATION
                ------------------------------------

--------------------------------------------------------------------
                                                       NUMBER OF
                                                       SECURITIES
                     NUMBER OF                         REMAINING
                   SECURITIES TO   WEIGHTED-AVERAGE   AVAILABLE FOR
                     BE ISSUED        EXERCISE           FUTURE
                   UPON EXERCISE      PRICE OF          ISSUANCE
                         OF         OUTSTANDING       UNDER EQUITY
      PLAN          OUTSTANDING       OPTIONS         COMPENSATION
    CATEGORY          OPTIONS                            PLANS
--------------------------------------------------------------------
Director Plans        545,373          $11.57            168,000
--------------------------------------------------------------------
Employee Plans      2,219,081          $12.29          1,099,278
--------------------------------------------------------------------

TOTAL               2,764,454          $12.15          1,267,278
--------------------------------------------------------------------


ITEM 14.       CONTROLS AND PROCEDURES

         The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer within 90 days prior to the filing of this Annual Report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no significant changes to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON
              FORM 8-K

(a) Documents Filed as a Part of this Report:

1. AND 2. FINANCIAL STATEMENTS AND SCHEDULES

         The following financial statements of the Company and its subsidiaries are incorporated in Item 8 by reference from the Company's 2002 Annual Report to
Stockholders:

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED STATEMENTS OF CONDITION, DECEMBER 31, 2002 AND 2001

CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2002, 2001
AND 2000

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Supplemental Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and the Notes thereto.

3. EXHIBITS

 EXHIBIT NO.    EXHIBIT

(3) (a) Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 ("2002 Second Quarter 10-Q"), Exhibit (3)(a)).

(3) (b) Bylaws of Registrant (incorporated herein by reference from Registrant's Registration Statement on Form S-14 (file no. 2-79734), Exhibit (3)(b)).

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

(4) (g) Indenture dated June 26, 2002 between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as trustee, (incorporated herein by reference to Registrant's 2002 Second Quarter 10-Q, Exhibit (4)(g)).

(4) (h) Guarantee Agreement dated June 26, 2002 by and between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as Trustee for the holders of Capital Securities of USB Statutory Trust III, (incorporated herein by reference to Registrant's 2002 Second Quarter 10-Q, Exhibit
                (4)(h)).

(4) (i) Amended and Restated Declaration of Trust of USB Statutory Trust III, (incorporated herein by reference to Registrant's 2002 Second Quarter 10-Q, Exhibit (4) (i)).

(10) (a) Agreement of Employment dated as of November 16, 1998 and as amended November 8, 2000 between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 ("2000 Third Quarter 10-Q"), Exhibit (10)(a)).

(10) (b) Agreement of Employment dated as of November 16, 1998 and as amended November 8, 2000 between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's 2000 Third Quarter 10-Q, Exhibit (10)(b)).

(10) (c) Amendment to Employment Agreement as of October 25, 2001 between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's 2001 Third Quarter 10-Q, Exhibit (10)(c)).

                Agreement of Employment dated as of November 16,
10) (d)         1998 and as amended November 8, 2000 between the
                Company and the Bank and Steven T. Sabatini (incorporated herein by reference to Registrant's 2000 Third Quarter 10-Q, Exhibit
                (10)(c)).

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

(10) (g)        Registrant's U.S.B. Holding Co., Inc. Employee Stock
                Ownership Plan (With 401(k) Provisions) (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"), Exhibit (10) (g)).

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

(10) (v)        Forms of Stock Option Agreement by and between
                Tappan Zee Financial, Inc., and recipients of stock options granted pursuant to the Employees
                Stock Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

(10) (w) Registrant's Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999, and as amended March 20, 2002 (incorporated herein by reference to the Registrant's 2001 10-K, Exhibit
                (10)(w)).

(10) (x) Asset Purchase and Account Assumption Agreement by and between Union State Bank and La Jolla Bank dated May 25, 2000 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 2000, Exhibit (10)(00)).

(10) (y) U.S.B. Holding Co., Inc. Severance Plan dated January 30, 2002 (incorporated herein by reference from Registrant's 2001 10-K, Exhibit (10)(y)).

(10) (z) U.S.B. Holding Co., Inc. Executive Incentive Bonus Plan as amended February 24, 1999 (incorporated herein by reference to Registrant's Proxy Statement filed April 27, 1999).

(10) (aa)       Asset Purchase and Liability Assumption Agreement dated as of June 14, 2002, by and between Union State Bank and Fourth
                Federal Savings Bank (incorporated herein by reference to Registrant's 2002 Second Quarter 10-Q, Exhibit (10)(z)).

(99.1)          Certification of Chief Executive Officer and
                Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(11) Computation of earnings per common share.* (13) Registrant's Annual Report to Stockholders for the year ended December 31, 2002* (portions incorporated herein by reference to Form 10-K).

(21)            Subsidiaries of the Registrant.*

(23)            Consent of Deloitte & Touche LLP.*

                 *  Filed Herewith

(b) Reports on Form 8-K

         The Company filed reports on Form 8-K on October 20, 2002 and October 29, 2002 regarding gains realized on the sale of available for sale securities. No financial statements of the Company were included in such Form 8-K.

(c) Exhibits

         See exhibit list above.

(d) Financial Statements Required by Regulation S-X

         All of the financial statements of the Company's subsidiaries, all of which are directly or indirectly wholly-owned, are factored in the consolidated financial statements included herein. The Company does not have any affiliates whose securities are pledged as collateral.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

                                     U.S.B. HOLDING CO., INC.

                                     /s/ THOMAS E. HALES
                                     ------------------------------------------
                                     By:     Thomas E. Hales,
                                             Chairman of the Board,
                                             President and Chief
                                             Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 26, 2003.



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
Howard V. Ruderman, Director                                  Kenneth J. Torsoe, Director


                                  CERTIFICATION

I, Thomas E. Hales, Chairman, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of U.S.B. Holding Co., Inc.

2. Based on my knowledge, this annual report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                   /s/ Thomas E. Hales
                                       ----------------------------------------
                                       Thomas E. Hales
                                       Chairman of the Board, President &
                                       Chief Executive Officer

                                  CERTIFICATION

I, Steven T. Sabatini, Senior Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of U.S.B. Holding Co., Inc.

2. Based on my knowledge, this annual report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a)       all significant deficiencies in the design or operation of
0                  internal controls which could adversely affect the
                  registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                       /s/ Steven T. Sabatini
                                           ------------------------------------
                                           Steven T. Sabatini
                                           Senior Executive Vice President &
                                           Chief Financial Officer