Form 10-Q
period 2003-03-31
USB HOLDING CO INC
filed 2003-05-14
CIK 707805

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended March 31, 2003 Commission File No. 1-12811
                              --------------

                            U.S.B. HOLDING CO., INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                             36-3197969
     --------------------------------           --------------------
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
                                  ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES  X     NO
                                                 ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AT MAY 2, 2003
         ---------------------------------------------------------------
         Common stock, par value                    18,564,653
            $0.01 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                       PAGE NO.
                                                                       --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF                             1
         CONDITION AS OF MARCH 31, 2003 AND
         DECEMBER 31, 2002.

         CONDENSED CONSOLIDATED STATEMENTS OF                             2
         INCOME FOR THE THREE MONTHS ENDED
         MARCH 31, 2003 AND 2002.

         CONDENSED CONSOLIDATED STATEMENTS OF                             3
         CASH FLOWS FOR THE THREE MONTHS ENDED
         MARCH 31, 2003 AND 2002.

         CONDENSED CONSOLIDATED STATEMENTS OF                             5
         CHANGES IN STOCKHOLDERS' EQUITY FOR
         THE THREE MONTHS ENDED MARCH 31, 2003
         AND 2002.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL                        7
         STATEMENTS.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         15
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                        22
         ABOUT MARKET RISK.

ITEM 4.  NTROLS AND PROCEDURES                                           23

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                               24
         SIGNATURES                                                      28
         CERTIFICATIONS                                                  29

ITEM 1.  PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
----------------------------------------------------------
(000'S, EXCEPT SHARE DATA)                                              MARCH 31,    DECEMBER 31,
                                                                          2003            2002
                                                                      --------------------------
ASSETS
------
Cash and due from banks                                               $    59,415    $    66,301
Federal funds sold                                                         13,200         24,500
                                                                      -----------    -----------
Cash and cash equivalents                                                  72,615         90,801
Interest bearing deposits in other banks                                       20             20
Securities:
    Available for sale (at estimated fair value)                          736,420        775,509
    Held to maturity (estimated fair value of
       $219,275 in 2003 and $281,424 in 2002)                             212,712        274,894
Loans, net of allowance for loan losses of
    $14,429 in 2003 and $14,168 in 2002                                 1,366,096      1,336,273
Premises and equipment, net                                                13,327         11,299
Accrued interest receivable                                                10,632         12,412
Federal Home Loan Bank of New York stock                                   30,850         25,144
Other assets                                                               14,234         16,514
                                                                      --------------------------
TOTAL ASSETS                                                          $ 2,456,906    $ 2,542,866
                                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Non-interest bearing deposits                                         $   253,515    $   260,012
Interest bearing deposits:
    NOW accounts                                                          112,739        105,015
    Money market accounts                                                 116,064         89,258
    Savings deposits                                                      434,508        453,976
    Time deposits                                                         691,305        643,526
                                                                      --------------------------
TOTAL DEPOSITS                                                          1,608,131      1,551,787
Accrued interest payable                                                    5,590          5,738
Accrued expenses and other liabilities                                     14,963         12,017
Securities transactions not yet settled                                        --        263,090
Securities sold under agreements to repurchase                            508,571        393,205
Federal Home Loan Bank of New York advances                               110,007        110,889
                                                                      --------------------------
TOTAL                                                                   2,247,262      2,336,726
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trusts                                       50,000         50,000
Minority interest-junior preferred stock of consolidated subsidiary           128            129
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, no par value
    Authorized shares: 10,000,000; no shares outstanding                       --             --
    Common stock, $0.01 par value; authorized shares 50,000,000;
       Issued shares of 19,888,938 in 2003 and 19,802,296 in 2002             199            198
    Additional paid-in capital                                            140,220        140,054
    Retained earnings                                                      34,402         28,648
    Treasury stock, at cost; common shares 1,250,085 in 2003 and
       1,300,716 in 2002                                                  (15,598)       (15,777)
    Common stock held for benefit plans                                    (1,945)        (1,691)
    Deferred compensation obligation                                        1,684          1,398
    Accumulated other comprehensive income                                    554          3,181
                                                                      -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                                159,516        156,011
                                                                      --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 2,456,906    $ 2,542,866
                                                                      ==========================

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             2003            2002
                                                         ---------------------------
                                                          (000'S, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                  $21,371         $20,266
Interest on federal funds sold                                  142             179
Interest and dividends on securities:
         Mortgage-backed securities                           5,343           4,879
         U.S. government agencies                             3,337           3,818
         Obligations of states and political subdivisions       837             893
         Corporate and other                                      2             222
Interest on deposits in other banks                               1               2
Dividends on Federal Home Loan Bank of New York stock           322             215
                                                            -----------------------
TOTAL INTEREST INCOME                                        31,355          30,474
                                                            -----------------------
INTEREST EXPENSE:
Interest on deposits                                          5,874           7,132
Interest on borrowings                                        6,303           5,273
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trusts                884             776
                                                            -----------------------
TOTAL INTEREST EXPENSE                                       13,061          13,181
                                                            -----------------------

NET INTEREST INCOME                                          18,294          17,293
Provision for credit losses                                     339           1,232
                                                            -----------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES        17,955          16,061
                                                            -----------------------
NON-INTEREST INCOME:
Service charges and fees                                        918             807
Other income                                                    779             695
Gain on securities transactions - net                         3,032           1,075
                                                            -----------------------
TOTAL NON-INTEREST INCOME                                     4,729           2,577
                                                            -----------------------
NON-INTEREST EXPENSES:
Salaries and employee benefits                                6,467           5,638
Occupancy and equipment                                       1,684           1,549
Advertising and business development                            564             423
Professional fees                                               338             266
Communications                                                  311             284
Stationery and printing                                         177             202
FDIC insurance                                                   73              72
Amortization of intangibles                                     254             226
Other                                                           954             804
                                                            -----------------------
TOTAL NON-INTEREST EXPENSES                                  10,822           9,464
                                                            -----------------------
Income before income taxes                                   11,862           9,174
Provision for income taxes                                    4,242           3,165
                                                            -----------------------
NET INCOME                                                  $ 7,620         $ 6,009
                                                            =======================
BASIC EARNINGS PER COMMON SHARE                             $  0.41         $  0.33
                                                            =======================
DILUTED EARNINGS PER COMMON SHARE                           $  0.40         $  0.32
                                                            =======================

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                               2003        2002
                                                                           ------------------------
OPERATING ACTIVITIES:                                                              (000'S)
Net income                                                                 $   7,620    $   6,009
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                                   339        1,232
   Depreciation and amortization                                                 736          671
   Amortization of premiums on securities - net                                  182          439
   Deferred income tax benefit - net                                          (1,323)        (528)
   Gains on securities transactions - net                                     (3,032)      (1,075)
Noncash benefit plan expense                                                     101           81
Decrease (increase) in accrued interest receivable                             1,780       (3,167)
Decrease in accrued interest payable                                            (148)      (1,762)
Increase in accrued income tax payable                                         3,421        3,397
Other - net                                                                    3,492        1,155
                                                                           ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     13,168        6,452
                                                                           ----------------------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                         160,998       26,054
Proceeds from principal paydowns, redemptions and maturities of:
   Securities available for sale                                              94,024       47,800
   Securities held to maturity                                                63,139       16,987
Purchases of securities available for sale                                  (480,317)          --
Purchases of securities held to maturity                                        (864)     (35,844)
Net (purchases) redemptions of Federal Home Loan Bank of New York stock       (5,706)          28
Net decrease in interest bearing deposits in other banks                          --          269
Increase in loans outstanding, net                                           (30,162)     (59,351)
Purchases of premises and equipment - net                                     (1,370)        (352)
                                                                           ----------------------
NET CASH USED FOR INVESTING ACTIVITIES                                      (200,258)      (4,409)
                                                                           ----------------------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                      8,565        6,083
Increase (decrease) in time deposits, net of withdrawals and maturities       47,779       (5,530)
Increase (decrease) in securities sold under agreements
   to repurchase -  short-term                                                   366         (173)
Proceeds from securities sold under agreements to repurchase - long-term     115,000           --
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                                        (882)        (832)
Redemption of junior preferred stock of consolidated subsidiary, net               1           --
Cash dividends paid                                                           (1,866)      (1,661)
Proceeds from exercise of common stock options                                 1,124          197
Purchases of treasury stock                                                   (1,183)          --
                                                                           ----------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                       $ 168,904    $  (1,916)
                                                                           ----------------------
         (Continued)

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT'D)
--------------------------------------------------------------------

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                             2003        2002
                                                                          -----------------------
                                                                                  (000'S)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          $ (18,186)   $     127
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               90,801       69,821
                                                                          ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  72,615    $  69,948
                                                                          ======================
Supplemental Disclosures:
   Interest paid                                                          $  13,209    $  14,943
                                                                          ----------------------
   Income tax payments                                                    $     460    $      45
                                                                          ----------------------
   Purchases of securities, including interest receivable, settled
   (not yet settled):
         Available for sale                                               $ 263,090    $      --
                                                                          ----------------------
         Held to maturity                                                 $      --    $  (1,206)
                                                                          ----------------------
   Change in shares held in trust for deferred compensation               $    (286)   $    (188)
                                                                          ----------------------
   Change in deferred compensation obligation                             $     286    $     188
                                                                          ----------------------
   Change in accumulated other comprehensive income                       $  (2,627)   $  (2,672)
                                                                          ----------------------
   Non cash exercise of stock options and related tax benefit             $   1,242    $     560
                                                                          ----------------------
   Purchases of treasury stock related to the exercise of stock options   $    (874)   $    (543)
                                                                          ----------------------
   Issuance of treasury stock related to the exercise of stock options    $   2,236    $     179
                                                                          ----------------------

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                           (000'S, EXCEPT SHARE DATA)

                                                                                                           ACCUMU-
                                                                                                             LATED
                                                                                                 DEFERRED    OTHER
                                     COMMON STOCK    ADDITIONAL                     COMMON STOCK  COMPEN-   COMPRE-          TOTAL
                                    SHARES      PAR     PAID-IN  RETAINED  TREASURY     HELD FOR   SATION   HENSIVE   STOCKHOLDERS'
                                    ------      ---     -------  --------  --------     --------   ------   -------   -------------
Balance at  January 1, 2003        18,501,580 $   198  $140,054  $28,648  $(15,777)     $(1,691)   $1,398   $ 3,181     $156,011

Net income                                                         7,620                                                   7,620

Other comprehensive income:
   Net unrealized securities
     losses arising during the
     period, net of taxes of $879                                                                            (1,272)      (1,285)
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $937                                                                              (1,355)      (1,342)
                                                                                                            -------     --------
   Other comprehensive income
    (loss)                                                                                                   (2,627)      (2,627)
                                                                                                                        --------
Total comprehensive income
     (loss)                                                                                                                4,993

Cash dividends:
   Common ($0.10 per share)                                       (1,866)                                                 (1,866)

Common stock options exercised
   and related tax benefit            270,864       1       129              2,236                                         2,366

Purchases of treasury stock          (133,591)                              (2,057)                                       (2,057)

ESOP shares committed to
   be released                                               37                              32                               69

Deferred compensation obligation                                                           (286)      286                     --
                                   ---------- -------  --------  -------  --------      -------    ------               --------
Balance at March 31, 2003          18,638,853 $   199  $140,220  $34,402  $(15,598)     $(1,945)   $1,684   $   554     $159,516
                                   ========== =======  ========  =======  ========      =======    ======   =======     ========


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                           (000'S, EXCEPT SHARE DATA)

                                                                                                            ACCUMU-
                                                                                                              LATED
                                                                                                  DEFERRED    OTHER
                                      COMMON STOCK    ADDITIONAL                     COMMON STOCK  COMPEN-   COMPRE-          TOTAL
                                     SHARES      PAR     PAID-IN  RETAINED  TREASURY     HELD FOR   SATION   HENSIVE   STOCKHOLDERS'
                                     ------      ---     -------  --------  --------     --------   ------   -------   -------------
Balance at  January 1, 2003         18,379,346 $   195  $137,627  $ 8,457  $(13,381)     $(1,601)   $1,178   $ 2,725     $135,200

Net income                                                          6,009                                                   6,009

Other comprehensive income:
   Net unrealized securities
     losses arising during the
     period, net of taxes of $1,452                                                                           (2,044)      (2,044)
   Reclassification adjustment
     of net gains for securities
     sold net of taxes of $447                                                                                  (628)        (628)
                                                                                                             -------     --------
   Other comprehensive income
    (loss)                                                                                                    (2,672)      (2,672)
                                                                                                                         --------
Total comprehensive income
     (loss)                                                                                                                 3,337

Cash dividends:
   Common ($0.09 per share)                                        (1,661)                                                 (1,661)

Common stock options exercised          89,248       1       560                179                                           740

Purchases of treasury stock            (38,644)                                (543)                                         (543)

ESOP shares committed to
   be released                                                30                              32                               62

Deferred compensation obligation                                                            (188)      188                     --
                                    ---------- -------  --------  -------  --------      -------    ------
Balance at March 31, 2002           18,429,950 $   196  $138,217  $12,805  $(13,745)     $(1,757)   $1,366   $    53     $137,135
                                    ========== =======  ========  =======  ========      =======    ======   =======     ========


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the "Company"), Union State Bank (the "Bank") including its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc, and TPNZ Preferred Funding Corporation ("TPNZ"), as well as Union State Capital Trust I, Union State Statutory Trust II, USB Statutory Trust III, and Ad Con, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

2.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2003, and its operations, cash flows and changes in stockholders' equity for the three months ended March 31, 2003 and 2002. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements included in the Company's 2002 Annual Report to Stockholders.

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

         Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, provision for credit losses, and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loan receivables ("OREO"), when applicable. In connection with the determination of the allowance for loan losses, provision for credit losses, and OREO, management obtains independent appraisals for significant properties, which secure loans for OREO.

3.       RECLASSIFICATIONS
         -----------------

         Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

4.       RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         GUARANTORS ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition measurement and disclosure provisions do not encompass commercial letters of credit and other loan commitments because those instruments do not guarantee payment of a money obligation and do not provide for payment in the event of default by the counterparty. The disclosure provisions of FIN No. 45 were effective December 15, 2002, while the recognition and measurement provisions were effective January 1, 2003. The Company's adoption of FIN No. 45 did not have a significant impact on its condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 provides guidance on the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as Variable Interest Entities or "VIEs." FIN No. 46 requires the primary beneficiary of a VIE to consolidate the entity. FIN No. 46, as it relates to existing entities, is effective for fiscal periods beginning after June 15, 2003. For new entities, FIN No. 46 is effective January 31, 2003. The Company's adoption of the provisions of this statement effective January 31, 2003 has not had, and adoption of the remaining provisions of FIN No. 46 effective June 15, 2003 is not expected to have, any impact on its condensed consolidated financial statements.

5.       ACCOUNTING FOR STOCK-BASED COMPENSATION
         ---------------------------------------

         SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Procedure" (SFAS No. 148) amends SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternate methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information.

         Information on the Company's stock option plans can be found in Note 17 to the Company's Consolidated Financial Statements for the year ended December 31, 2002, included in the 2002 Annual Report to Stockholders. The Company has elected to continue to measure compensation expense for its stock-based compensation plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma disclosures of compensation expense measured by the fair value based method as defined by SFAS No.
         123. No stock-based employee compensation is reflected in net income, as all options granted under the Company's plans had an exercise price at lease equal to the market value of the underlying common stock on the date of grant.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

         The following table compares the Company's net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the three months ended March 31, 2003 and 2002. The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options' vesting period.

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                          2003      2002
-------------------------------------------------------------------------------
                                                      (000'S, EXCEPT SHARE DATA)
                                                         $7,620    $6,009
Net income, as reported
Less: total stock-based compensation expense determined
under fair value based method for all awards, net of
related tax effects                                         302        90
-------------------------------------------------------------------------
Pro forma net income available to common stockholders    $7,318    $5,919
=========================================================================
Earnings per common share:
         Basic - as reported                             $ 0.41    $ 0.33
Basic - pro forma                                          0.39      0.32
         Diluted - as reported                           $ 0.40    $ 0.32
Diluted - pro forma                                        0.38      0.31
=========================================================================

         The following weighted average assumptions were used for Director Plan grants for the three months ended March 31, 2003 and 2002, respectively: dividend yields of 2.53 and 2.50 percent; volatility factors of the expected market price of the Company's common stock of
         41.70 and 42.35 percent; risk free interest rates of 2.79 and 4.99 percent; and expected lives of 7.40 and 7.13 years. The following weighted average assumptions were used for Employee Plan grants for the three months ended March 31, 2003 and 2002, respectively: dividend yields of 2.53 and 2.50 percent; volatility factors of the expected market price of the Company's common stock of 41.70 and 42.35 percent; risk-free interest rates of 2.79 and 4.99 percent; and expective lives of 8.45 and 8.06 years.

6.       EARNINGS PER COMMON SHARE ("EPS")
         ---------------------------------

         The computation of basic and diluted earnings per common share for the three months ended March 31 is as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2003         2002
--------------------------------------------------------------------------------
                                                     (000's, except share data)
NUMERATOR:
  Net income for basic and diluted earnings per
      common share - net income available to
      common stockholders                              $     7,620   $     6,009
                                                       =========================
DENOMINATOR:
 Denominator for basic earnings per common share -
     weighted average shares                            18,595,539    18,351,870
 Effects of dilutive securities:
     Director and employee stock options                   419,383       516,495
                                                       -------------------------
  Total effects of dilutive securities                     419,383       516,495
                                                       -------------------------
  Denominator for diluted earnings per common share -
      adjusted weighted average shares                  19,014,922    18,868,365
                                                       =========================
Basic earnings per common share                        $      0.41   $      0.33
                                                       =========================
Diluted earnings per common share                      $      0.40   $      0.32
                                                       =========================

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

        The decision to sell available for sale securities is based on management's assessment of changes in economic or financial market conditions, interest rate risk, and the Company's financial position and liquidity. Estimated fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. Securities acquired in connection with a non-qualified benefit plan, which are traded, are immaterial.

        During the three month periods ended March 31, 2003 and 2002, the Company had gross realized gains from sales of securities available for sale of $3,032,000 and $1,075,000, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

        A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at March 31, 2003 and December 31, 2002 is as follows:



                                                                GROSS         GROSS     ESTIMATED
                                              AMORTIZED    UNREALIZED    UNREALIZED          FAIR
                                                   COST         GAINS        LOSSES         VALUE
        MARCH 31, 2003:                       ---------------------------------------------------
        AVAILABLE FOR SALE:                                          (000'S)
        U.S. government agencies               $234,795      $    223      $     --      $235,018
        Mortgage-backed securities              498,614         1,233           664       499,183
        Obligations of states and
            political subdivisions                1,500           104            --         1,604
        Corporate securities                        574            58            17           615
                                               --------      --------      --------      --------
        TOTAL SECURITIES AVAILABLE FOR SALE    $735,483      $  1,618      $    681      $736,420
                                               ========      ========      ========      ========

        HELD TO MATURITY:

        U.S. government agencies               $119,857      $  2,633      $     --      $122,490
        Mortgage-backed securities               27,127            52            --        27,179
        Obligations of states and
            political subdivisions               65,728         3,881             3        69,606
                                                             ----------------------      --------
        TOTAL SECURITIES HELD TO MATURITY      $212,712      $  6,566      $      3      $219,275
                                                             ======================      ========




                                                                GROSS         GROSS     ESTIMATED
                                              AMORTIZED    UNREALIZED    UNREALIZED          FAIR
                                                   COST          GAINS        LOSSES         VALUE
        DECEMBER 31, 2002:                    ----------------------------------------------------
        AVAILABLE FOR SALE:                                          (000'S)
        U.S. government agencies               $269,849      $  1,283      $    482      $270,650
        Mortgage-backed securities              498,614         4,475             2       503,087
        Obligations of states and
            political subdivisions                1,500            98            --         1,598
        Corporate securities                        136            56            18           174
                                               --------      --------      --------      --------
        TOTAL SECURITIES AVAILABLE FOR SALE    $770,099      $  5,912      $    502      $775,509
                                               ========      ========      ========      ========

        HELD TO MATURITY:

        U.S. government agencies               $144,824      $  1,891      $     --      $146,715
        Mortgage-backed securities               62,005           306            --        62,311
        Obligations of states and
            political subdivisions               68,065         4,351            18        72,398
                                               --------      --------      --------      --------
        TOTAL SECURITIES HELD TO MATURITY      $274,894      $  6,548      $     18      $281,424
                                               ========      ========      ========      ========


U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

8.      LOANS
        -----

        Nonaccrual loans were $12.7 million at March 31, 2003 and $12.5 million at December 31, 2002. Restructured loans were $0.1 million and $0.2 million at March 31, 2003 and December 31, 2002, respectively.

        Substantially all of the nonaccruing and restructured loans are collateralized by real estate. The Company has agreed to provide additional funding as further described below with respect to a real estate construction loan in the amount of $12.6 million. At March 31, 2003, the Company had and continues to have no other commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

        At March 31, 2003, there are loans aggregating approximately $1.4 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future. Accruing loans that are contractually past due 90 days or more at March 31, 2003 are immaterial.

        At March 31, 2003 and December 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting for Impairment of a Loan" ("SFAS No. 114"), approximated $12.8 million and $12.6 million, of which $12.7 million and $12.5 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2003 and 2002, and year ended December 31, 2002 was $12.8 million, $21.2 million and $18.3 million, respectively. Interest income recognized by the Company on impaired loans for the March 31, 2003 and 2002 three month periods was not material. As applicable, each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. The total allowance for loan losses specifically allocated to impaired loans was $2.1 million at March 31, 2003, compared to $2.3 million and $2.2 million at of March 31, 2002 and December 31, 2001, respectively.

        At December 31, 2001, the Bank had $0.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett Funding Group ("Bennett"), which filed for bankruptcy protection during the first quarter of 1996. During the quarter ended March 31, 2002, the Bank reached a settlement agreement with the Bankruptcy Trustee for the Bennett loan, which settled all claims against the Bankruptcy Estate and the Bank, including dismissal of the remaining fraudulent conveyance claims against the Bank. As a result, the Bank charged off the remaining $0.3 million of the Bennett loan, and in addition, made a settlement payment of $0.3 million to the Bankruptcy Estate.

        In November 2000, the Company reclassified a real estate construction loan in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. At December 31, 2002, the recorded loan balance was $12.4 million, and the specific allocation of the allowance for loan losses was $2.2 million. Through an agreement with the borrower, additional financing was provided on the non-performing real estate construction loan to finalize construction of condominium units, which is substantially complete. The loan balance was reduced during 2002 due to principal payments of $9.6 million and charge-offs of $1.4 million, while additional financing of $3.9 million was provided for construction on the condominium units.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

        At March 31, 2003, the recorded loan balance was $12.6 million with a $2.1 million specific allocation of the allowance for loan losses. As of March 31, 2003, of the original 83 units, 12 units remain to be sold. As of May 9, 2003, 8 units remain to be sold of which one unit is currently in contract, while the remaining units are being actively marketed for sale. Pending sales of the units and repayment of the loan, the Bank continues to proceed with foreclosure on other real estate that also collateralizes the loan and to pursue its claim against the borrower and guarantors for any deficiency.

9.      BORROWINGS AND STOCKHOLDERS' EQUITY
        -----------------------------------

        The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

        Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $175.0 million from two primary investment firms under master security sale and repurchase agreements. There were no outstanding borrowings under these agreements at March 31, 2003. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At March 31, 2003 and December 31, 2002, the Bank had short-term repurchase agreements outstanding of $1.6 million at an interest rate of 1.16 percent and $1.2 million at an interest rate of 1.18 percent, respectively. At March 31, 2003 and December 31, 2002, these borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $1.6 million and $1.2 million, respectively.

        Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $73.0 million. At March 31, 2003 and December 31, 2002, the Bank had no federal funds purchased balances outstanding.

        Short-term FHLB advances are borrowings with original maturities between one and 365 days. At March 31, 2003 and December 31, 2002, the Bank had no such short-term FHLB advances outstanding.

        Additional information with respect to short-term borrowings as of and for the three months ended March 31, 2003 and 2002 is presented in the table below.


        SHORT-TERM BORROWINGS                               2003         2002
        --------------------------------------------------------------------------
                                                       (000's except percentages)
        Balance at March 31                              $  1,571    $  1,107
        Average balance outstanding                      $ 13,755    $  1,343
        Weighted-average interest rate
             As of March 31                                  1.16%       1.77%
             Paid during period                              1.27%       1.63%
        ==========================================================================

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

        The Bank had long-term borrowings, which have original maturities of over one year, of $507.0 million and $392.0 million in securities sold under agreements to repurchase at March 31, 2003 and December 31, 2002. At March 31, 2003 and December 31, 2002, these borrowings have an original term of between five and ten years at interest rates between
        1.07 percent to 6.08 percent and 1.94 percent to 6.08 percent, respectively, that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of March 31, 2003 and December 31, 2002, these borrowings are collateralized by securities with an aggregate carrying value of $516.9 million and $400.6 million and an estimated fair value of $519.3 million and $402.5 million, respectively.

        At March 31, 2003 and December 31, 2002, long-term FHLB advances totaled $110.0 million and $110.9 million, respectively, at interest rates of between 3.49 percent to 6.72 percent. At March 31, 2003, borrowings totaling $10.0 million are amortizing advances having scheduled payments and $30.0 million are payable only at maturity. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. These borrowings may not be repaid in full prior to maturity without penalty. At March 31, 2003 and December 31, 2002, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate carrying value of $127.7 million and $128.6 million, respectively.

        A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at March 31, 2003, with comparative totals for December 31, 2002, is as follows:




                                                    AFTER 1
                                      WITHIN     BUT WITHIN       AFTER       2003         2002
LONG-TERM BORROWINGS                  1 YEAR        5 YEARS     5 YEARS       TOTAL       Total
-------------------------------------------------------------------------------------------------
Contractual Payment:                        (000's, except percentages)
Total long-term borrowing           $ 16,041       $132,182    $468,784    $617,007    $502,889
Weighted-average interest rate          4.21%          3.59%       4.38%       4.21%       4.68%
-------------------------------------------------------------------------------------------------
Expected Call Date:
Total long-term borrowing           $ 16,041       $172,182    $428,784    $617,007    $502,889
Weighted-average interest rate          4.21%          3.41%       4.53%      4.21%        4.68%
=================================================================================================


        At March 31, 2003 and December 31, 2002 the Bank held 308,504 shares and 251,445 shares of capital stock of the FHLB with a carrying value of $30.9 million and $25.1 million, respectively, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

        The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At March 31, 2003, the Bank could pay dividends of $45.7 million to the Company without having to obtain prior regulatory approval.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

        On December 18, 2002, the Company's Board of Directors authorized the repurchase of up to 150,000 common shares, or approximately 0.8%, of the Company's outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2003 as, in the opinion of management, market conditions may warrant. The repurchased common shares are held as treasury stock and are available for general corporate purposes. For the three months ended March 31, 2003, the Company purchased 75,800 shares of common stock under the repurchase plan at an aggregate cost of approximately $1.2 million. Purchases of Company stock of 57,791 and 38,644 shares were acquired in connection with stock option exercises during the three month period ended March 31, 2003 and 2002, respectively.

10.     COMMITMENTS AND CONTINGENCIES
        -----------------------------

        In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying condensed consolidated financial statements. At March 31, 2003, formal credit lines, and commercial and residential loan commitments (including home equity commitments), both of which are primarily loans collateralized by real estate, approximated $257.2 million, $194.7 million and $71.8 million, respectively. Outstanding letters of credit totaled $31.8 million. Such amounts represent the maximum risk of loss on these commitments.

        Other commitments are described in Note 16 to the consolidated financial statements of the Company for the year ended December 31, 2002, which is included in the Company's 2002 Annual Report to Stockholders.

        In the ordinary course of business, the Company is party to various legal proceedings arising in the ordinary course of business, including counter claims and related litigation in connection with loan collections and foreclosures of loan collateral. In the opinion of management, based on advice from legal counsel, such legal proceedings will not have a material adverse effect on the Company's consolidated financial position.

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

        The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Northern New Jersey and Southern Connecticut. For the three months ended March 31, 2003 and 2002, there is no customer that accounted for more than ten percent of the Company's revenue.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
        CONDITION AND RESULTS OF OPERATION
        ----------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2003. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's accounting policies are disclosed in Note 3 to the consolidated financial statements included in the Company's 2002 Annual Report to Stockholders. The more critical policies given the Company's current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses and provision for credit losses, and the classification of securities as either held to maturity or available for sale. In addition to Note 3 to the 2002 consolidated financial statements, the Company's practice on each of these accounting policies is further described in the applicable sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, also included in the 2002 Annual Report to Stockholders.

FINANCIAL CONDITION
-------------------

At March 31, 2003, the Company had total assets of $2,456.9 million, a decrease of $86.0 million or 3.4 percent from December 31, 2002.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, totaled $980.0 million and $1,075.5 million at March 31, 2003 and December 31, 2002, respectively, a decrease of $95.6 million during the quarter ended March 31, 2003. The securities portfolio consists of securities held to maturity at amortized cost of $212.7 million and $274.9 million, securities available for sale at estimated fair value totaling $736.4 million and $775.5 million, and FHLB stock of $30.9 million and $25.1 million at March 31, 2003 and December 31, 2002, respectively. The decrease in the securities portfolio primarily reflects pre-investment of projected cash flow at December 31, 2002, and the resulting maturities and payments of securities during the three months ended March 31, 2003.

During the three months ended March 31, 2003, U.S. government agency securities decreased $60.6 million due primarily to sales of $84.9 million and redemptions of $75.0 million of callable bonds, and a net decrease in the estimated fair value of available for sale securities of $0.6 million, offset by purchases totaling $99.9 million. Mortgage-backed securities decreased by $38.8 million primarily due to principal paydowns of $78.9 million, net premium amortizations of $0.2 million, sales of $73.0 million, and a decrease in the estimated fair value of available for sale securities of $3.9 million, partially offset by purchases of $117.3 million. The Bank's investment in obligations of states and political subdivisions, or municipal securities, decreased by $2.3 million primarily due to maturities of $3.2 million during the three month period ended March 31, 2003, partially offset by purchases of $0.9 million. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

U.S.B. HOLDING CO., INC.
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)
         --------------------------------------------

The Company invests in medium-term corporate debt securities and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase and bank and other equity securities. The Company had outstanding balances in equity securities of $0.6 million and $0.2 million at March 31, 2003 and December 31, 2002, respectively. The total investment in FHLB stock was $30.9 million and $25.1 million at March 31, 2003 and December 31, 2002, respectively.

The Company continues to exercise its conservative approach to investing by primarily purchasing high credit quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities through the averaging of investments in medium-term maturities.

At March 31, 2003, loans outstanding were $1,380.5 million, a net increase of $30.1 million or 2.2 percent compared to December 31, 2002. The increase in outstanding loan balances reflects increases of: $18.6 million in commercial mortgages; $8.8 million in land, acquisition and construction loans; $2.7 million in time secured loans; $1.2 million in residential mortgages; and $1.2 million in time unsecured loans. The increase was partially offset by decreases of $0.7 million in personal installment loans; $0.7 million in commercial installment loans; $0.5 million in credit card loans; $0.3 million in home equity loans; and $0.2 million in other loans. The Company had approximately $257.2 million in formal credit lines, $266.5 million in loan commitments outstanding, which are loans primarily collateralized by real estate, and $31.8 million of standby letters of credit outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.3 million or 1.8 percent to $14.4 million at March 31, 2003, from $14.2 million at December 31, 2002. The allowance for loan losses represents 1.05 percent of gross loans outstanding at both March 31, 2003 and December 31, 2002. The allowance reflects a provision of $0.3 million and net charge-offs of $30,000 recorded for the first quarter 2003. In addition to the allowance for loan losses, a reserve for credit losses related to unfunded loan commitments of $545,000 at March 31, 2003 and $497,000 at December 31, 2002, is included in other liabilities.

Management believes the allowance for loan losses at March 31, 2003 appropriately reflects the risk elements inherent in the total loan portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Total deposits increased $56.3 million for the three month period ended March 31, 2003 to $1,608.1 million from $1,551.8 at December 31, 2002. Time, money market and NOW deposits increased $47.8 million, $26.8 million and $7.7 million, respectively, partially offset by decreases in savings and demand deposits of $19.5 million and $6.5 million, respectively. Retail and commercial time deposits under $100,000 increased $10.9 million because of the Bank's efforts to promote longer term maturities in this low interest rate environment. Time deposits greater than $100,000 from local municipalities and retail and commercial customers, which are obtained on a bidding basis with maturities of 30 to 180 days, also increased $25.7 million and $11.2 million, respectively, during the three month period ended March 31, 2003. Depending on rate and term, the Bank utilizes municipals and large time deposits as an alternative to borrowed funds. Money market and NOW deposits increased due to the Bank expanding its municipal relationships in efforts to attract low cost deposits. Municipal money market and NOW deposits increased $27.1 million and $11.4 million, respectively. These increases were partially offset by decreases in retail money market and NOW deposits of $0.3 million and $3.7 million,

U.S.B. HOLDING CO., INC.
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)
         --------------------------------------------

respectively, due to normal volatility for the period. Savings deposits decreased due to customers seeking higher yielding deposit products in the low interest rate environment. A decrease in retail demand deposits of $15.6 million also partially offset the increase in total deposits as the Bank experienced increased competition from other financial institutions and normal volatility for the period, partially offset by an increase in municipal demand deposits of $9.1 million.

During the three months ended March 31, 2003, the Bank increased its net borrowings $114.5 million. The low interest rate environment influenced the Bank's strategy to secure low interest rates for an extended period of time. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

The Bank continues its initiatives to expand its commercial and retail customer base. On March 3, 2003, the Bank opened its 27th branch located in Goshen (Orange County) New York. As of May 9, 2003, the Goshen branch has accumulated approximately $38 million of retail and commercial deposits. The Bank is also in the process of establishing a de novo branch location in Eastchester (Westchester County), New York. The Eastchester branch is expected to open during the second quarter 2003.

Stockholders' equity increased to $159.5 million at March 31, 2003 from the December 31, 2002 balance of $156.0 million, an increase of 2.2 percent. The increase primarily results from: $7.6 million of net income for the three month period ended March 31, 2003; $2.4 million of stock options exercised and $0.1 million of shares committed to be released under benefit plans; partially offset by treasury stock transactions of $2.1 million; a decrease in other comprehensive income of $2.6 million, and common stock dividends paid of $1.9 million.

The Company's leverage ratio at March 31, 2003 was 8.22 percent, compared to
8.36 percent at December 31, 2002. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 13.17 percent and 14.15 percent at March 31, 2003, and 12.55 percent and 13.58 percent at December 31, 2002, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at March 31, 2003 and December 31, 2002.

RESULTS OF OPERATIONS
---------------------
EARNINGS
--------

The Company's net income of $7.6 million for the three month period ended March 31, 2003 increased 26.8 percent as compared to $6.0 million for the comparable 2002 period. Basic and diluted earnings per common share were $0.41 and $0.40 for the three month period ended March 31, 2003, compared to $0.33 and $0.32 for the three month period ended March 31, 2002, respectively. The increase in diluted earnings per common share of 25.0 percent for the three month period ended March 31, 2003, compared to the prior year period, reflects the higher net income, partially offset by higher adjusted weighted average shares.

The Company's increase in net income was due to an increase in net interest income, non-interest income and net security gains, and a lower provision for credit losses due to improvement in the credit quality of the loan portfolio. These increases were partially offset by higher non-interest expenses and a higher effective rate for the provision for income taxes.

A discussion of the factors impacting the changes in the various components of net income follows.

U.S.B. HOLDING CO., INC.
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)
         --------------------------------------------

NET INTEREST INCOME
-------------------

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. For the three month period ended March 31, 2003, net interest income increased 5.8 percent to $18.3 million from $17.3 million recorded for the three months ended March 31, 2002. Net interest income increased in the current year period primarily due to an increase in average earning assets primarily funded by interest bearing liabilities, non-interest bearing deposits, and Trust Preferred securities, partially offset by a decrease in the net interest margin. For the three months ended March 31, 2003, average interest earning assets over interest bearing liabilities and Trust Preferred securities increased 37.3 percent ($106.0 million) as compared to the three months ended March 31, 2002, which also has a positive effect on net interest income.

Average interest earning assets increased 20.5 percent ($403.0 million) to $2,366.4 million during the 2003 first quarter as compared to $1,963.3 million for the prior year period. The increase was primarily due to increases in average securities of $222.8 million and average loans of $173.7 million. Interest bearing liabilities and Trust Preferred securities also increased 17.7 percent ($297.0 million) to $1,975.8 million for the three months ended March 31, 2003. The increase was due to increases in average borrowings of $168.3 million, average interest bearing deposits of $118.7 million and Trust Preferred securities of $10.0 million.

The increase in net interest income related to volume was partially offset by decreases in the net interest spread and margin on a tax equivalent basis to
3.03 percent and 3.18 percent for the three month period ended March 31, 2003 as compared to 3.54 percent and 3.65 percent for the 2002 comparable period, respectively. The decreases in the net interest margin and spread reflects more significant decreases in yields on interest earning assets as compared to interest bearing liabilities (including demand deposits), and Trust Preferred securities ("interest bearing liabilities") for the three month period ended March 31, 2003 as compared to the prior year period.

Yields on interest earning assets decreased to 5.31 percent for the 2003 first quarter as compared to 6.22 percent for the prior year period. The decrease was primarily due to decreases in yields on loans and investments to 6.13 percent and 4.11 percent for the three months ended March 31, 2003 as compared to 6.65 percent and 5.47 percent for the comparable 2002 period. The decrease in the yield on investments was primarily due to additional leverage strategies and the reinvestment of maturities and proceeds of sales of available for sale securities in the lower interest rate environment. Reinvestment included purchases of $110.0 million of floating rate callable securities, which increases the asset sensitivity of the investment portfolio and favorably position the yields on the investment portfolio in a rising rate environment.

Yields on interest bearing liabilities decreased to 2.36 percent for the 2003 first quarter as compared to 2.80 percent for the prior year period. The decrease was primarily due to decreases in yields on borrowings and interest bearing deposits to 4.36 percent and 1.49 percent for the three months ended March 31, 2003 as compared to 5.11 percent and 2.36 percent for the comparable prior year period, respectively.

The Company continues a leverage strategy of purchasing government securities funded by borrowings. Although the leverage strategy results in narrower net interest spreads, the strategy increases net interest income without significant credit risk or increase in operating expenses. The Company has also taken advantage of opportunities during the first quarter of 2003 to restructure the available for sale security portfolio. Net security gains of $3.0 million on sales of available for sale securities of $158.0 million were realized for the three months ended March 31, 2003. Sales of available for sale securities included $85.0 million of callable securities, which would have been called within a six month time frame, and $73.0 million of mortgage backed securities. The proceeds were reinvested in other security investments (see discussion of Financial Condition above).

U.S.B. HOLDING CO., INC.
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)
         --------------------------------------------

The Company's balance sheet is asset sensitive during the short-term period (one year and less). Management cannot predict future market conditions and the related effect on its net interest rate spread and margin. However, due to the balance sheet's asset sensitivity, a continuation of the historically low short-term interest rate environment may cause the net interest spread and margin to decrease.

PROVISION FOR CREDIT LOSSES
---------------------------

The provision for credit losses decreased $893,000 to $339,000 for the three month period ended March 31, 2003, compared to the same period in 2002. The decrease in the current period primarily reflects improvement of credit quality in the loan portfolio and a decrease in net charge-offs to $30,000 for the three months ended March 31, 2003 as compared to $609,000 for the 2002 prior year period. Net charge-offs primarily relate to credit cards in 2003, and in 2002 a commercial loan to Bennett Funding Group and credit cards. Nonaccrual loans, which are primarily collateralized by real estate, were $12.7 million and $20.4 million, respectively, at March 31, 2003 and 2002, compared to $12.5 million at December 31, 2002.

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

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans, impaired loans and potential problem loans, assessments of the expected effects of the current economic environment, industry, geographic and customer concentrations in the loan portfolio, and review of historical loan loss experience. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance is considered appropriate to absorb losses inherent in the credit portfolio.

A substantial portion (89.2 percent at March 31, 2003) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for credit losses established in 2003 and 2002 and the related allowance for loan losses reflects net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

NON-INTEREST INCOME
-------------------

Non-interest income for the three months ended March 31, 2003 increased by $2,152,000 (83.5 percent) to $4,729,000 as compared to the same period in 2002. The increase for the three month period ended March 31, 2003 reflects higher net securities gains of $1,957,000, prepayment penalty fees of $92,000, service charges on deposit accounts of $111,000, and other fee income of $92,000. The increase was partially offset by decreases in letter of credit fees of $128,000.

U.S.B. HOLDING CO., INC.
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)
         --------------------------------------------

NON-INTEREST EXPENSES
---------------------

Non-interest expenses increased $1,358,000 (14.3 percent) to $10,822,000 for the three month period ended March 31, 2003 from the comparable period in 2002. The primary reason for this increase results from higher levels of salaries and benefits, business development expenses, occupancy and equipment expenses, and other expenses necessary to expand and support increased business volume and balance sheet growth.

Salaries and employee benefits, the largest component of non-interest expenses, increased by $829,000, or 14.7 percent, during the three month period ended March 31, 2003 compared to the prior year period. The increase occurred due to additional personnel employed by the Company to accommodate the increases in deposits and loans and their related services, merit increases, higher levels of incentive compensation (certain of which are tied to increases in the net income of the Company) and increases in medical benefits and payroll taxes.

Significant changes in the other components of non-interest expenses for the three month period ended March 31, 2003 compared to March 31, 2002, were due to the following:

        Increase of $135,000 (8.7%) in occupancy expense. The increase was primarily due to maintenance of branch locations, higher utility bills due to an increased number of Bank locations, and higher depreciation due to new branch locations.

        Increase of $141,000 (33.3%) in advertising and business development. The increase reflects an increase in marketing expense that includes television advertising to support increases in market share.

        Increase of $72,000 (27.1%) in professional fees. The increase is due to the increases in Director fees and legal costs related to a nonperforming real estate construction loan.

        Increase of $27,000 (9.5%) in communications expense. The increase relates to greater telephone usage as a result of increased employees, corporate office space and data lines usage, the opening of new branch locations and higher bandwidth to accommodate technological enhancements.

        Decrease of $25,000 (12.4%) in stationery and printing. The decrease reflects a decrease in office supplies and equipment due to document imaging and rebates from the Bank's check vendor.

        Increase of $150,000 (18.7%) in other expenses. The increase is primarily due to an increase in credit card operations and outside consulting fees.

INCOME TAXES
------------

The effective income tax rates for the three month periods ended March 31, 2003 and 2002 were 35.8 percent and 34.5 percent, respectively. The higher effective income tax rate in 2003 reflects a lower proportion of tax exempt income (principally from municipal bonds) in the current year period, partially offset by a decrease in the statutory New York State income tax rate.

U.S.B. HOLDING CO., INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK
------------------------------------------------  -----------------

Quantitative and qualitative disclosures about market risk at December 31, 2002 were reported in the Company's 2002 Annual Report to Stockholders. There have been no material changes in the Company's market risk exposures at March 31, 2003 compared to December 31, 2002. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. All market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not been party to any derivative financial instruments during the three months ended March 31, 2003.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at March 31, 2003 as compared to December 31, 2002. The Company's "Static Gap" at March 31, 2003 was a positive cumulative $320.7 million in the one year time frame compared to a positive cumulative $246.4 million at December 31, 2002. If interest rates were to gradually increase 200 basis points or decrease 50 basis points (normally 200 basis points during periods of higher interest rates) from current rates, the percentage change in estimated net interest income for the subsequent three month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

U.S.B. HOLDING CO., INC.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's chief executive officer and chief financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The chief executive officer and chief financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no significant changes to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

         (4) (g)  Indenture, dated June 26, 2002, between Registrant and
                  State Street Bank and Trust Company of Connecticut, National Association, as Trustee, (incorporated herein by reference to Registrant's 2002 Second Quarter Form 10-Q, Exhibit (4) (g)).

--------------------------------------------------

        (4) (h) Guarantee Agreement, dated June 26, 2002, by and between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as Trustee for the holders of Capital Securities of USB Statutory Trust III, (incorporated herein by reference to Registrant's 2002 Second Quarter Form 10-Q, Exhibit (4) (h)).

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

(10) (g) Registrant's U.S.B. Holding Co., Inc. Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"), Exhibit (10)(g)).

(10) (h) Registrant's Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference from Registrant's Form S-3 Registration Statement (file No. 33-72788).

(10) (i) Registrant's Director Stock Option Plan (incorporated herein by reference to Registrant's 1996 10-K, Exhibit
                  (10)(f)).

--------------------------------------------------

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

(10) (z) Asset Purchase and Liability Assumptions Agreement dated as of June 14, 2002, by and between Union State Bank and Fourth Federal Savings Bank, (incorporated herein by reference to Registrant's 2002 Second Quarter Form 10-Q, Exhibit (10)
                  (z)).

(10) (aa)         U.S.B. Holding Co., Inc. Executive Incentive Bonus Plan as
                  amended February 24, 1999 (incorporated herein by reference to Registrant's Proxy Statement filed April 27, 1999).

        (99.1) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

        (11)      Computation of earnings per share.*

*Filed Herewith.

(B)     REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 13, 2003.

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

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                            /s/ Thomas E. Hales
      --------------------------------------------------------------------------
                                              Thomas E. Hales
                                              Chairman of the Board, President &
                                              Chief Executive Officer

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

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                             /s/ Steven T. Sabatini
      --------------------------------------------------------------------------
                                               Steven T. Sabatini
                                               Senior Executive Vice President &
                                               Chief Financial Officer