Form 10-Q
period 2003-06-30
USB HOLDING CO INC
filed 2003-08-13
CIK 707805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________________ to ____________________

        Commission file Number                   1-2811
                                 ----------------------------------------

                            U.S.B. HOLDING CO., INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                     36-3197969
          --------                                     ----------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK                    10962
-----------------------------------------            -------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                  845-365-4600
                                  ------------
              (Registrant's Telephone Number (including area code)

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES  X     NO
                                            ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES   X        NO
                                                  ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AT AUGUST 4, 2003
                  -----                     -----------------------------
         Common stock, par value                      18,510,945
           $0.01 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF
         CONDITION AS OF JUNE 30, 2003 AND
         DECEMBER 31, 2002.                                                  1

         CONDENSED CONSOLIDATED STATEMENTS OF
         INCOME FOR THE THREE MONTHS ENDED
         JUNE 30, 2003 AND 2002.                                             2

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE SIX MONTHS ENDED
         JUNE 30, 2003 AND 2002.                                             3

         CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOW FOR THE SIX MONTHS ENDED
         JUNE 30, 2003 AND 2002.                                             4

         CONDENSED CONSOLIDATED STATEMENTS OF
         CHANGES IN STOCKHOLDERS' EQUITY FOR
         THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.                        6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS.                                                         8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                     18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.                                                 26

ITEM 4.  CONTROLS AND PROCEDURES                                            27

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.                                                           28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                  28

         SIGNATURES                                                         33

ITEM 1.                  PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
----------------------------------------------------------

(000'S, EXCEPT SHARE DATA)                                                 JUNE 30,        DECEMBER 31,
                                                                             2003              2002
                                                                         -----------       -----------
ASSETS
------
Cash and due from banks                                                  $    63,639       $    66,301
Federal funds sold                                                           185,000            24,500
                                                                         -----------       -----------
Cash and cash equivalents                                                    248,639            90,801
Interest bearing deposits in other banks                                          18                20
Securities:
    Available for sale (at estimated fair value)                             801,267           775,509
    Held to maturity (estimated fair value of
       $214,125 in 2003 and $281,424 in 2002)                                205,562           274,894
Loans, net of allowance for loan losses of
    $14,097 in 2003 and $14,168 in 2002                                    1,392,970         1,336,273
Premises and equipment, net                                                   15,147            11,299
Accrued interest receivable                                                   13,360            12,412
Federal Home Loan Bank of New York stock                                      30,808            25,144
Other assets                                                                  13,049            16,514
                                                                         -----------       -----------
TOTAL ASSETS                                                             $ 2,720,820       $ 2,542,866
                                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Non-interest bearing deposits                                            $   275,278       $   260,012
Interest bearing deposits:
    NOW accounts                                                             139,021           105,015
    Money market accounts                                                    175,525            89,258
    Savings deposits                                                         419,346           453,976
    Time deposits                                                            703,551           643,526
                                                                         -----------       -----------
TOTAL DEPOSITS                                                             1,712,721         1,551,787
Accrued interest payable                                                       5,767             5,738
Accrued expenses and other liabilities                                        10,870            12,017
Securities transactions not yet settled                                      157,240           263,090
Securities sold under agreements to repurchase                               508,327           393,205
Federal Home Loan Bank of New York advances                                  109,157           110,889
                                                                         -----------       -----------
TOTAL                                                                      2,504,082         2,336,726
Corporation-Obligated mandatory redeemable capital
     securities of subsidiary trusts                                          50,000            50,000
Minority interest-junior preferred stock of consolidated subsidiary              128               129
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, no par value
    Authorized shares: 10,000,000; no shares outstanding                          --                --
    Common stock, $0.01 par value; authorized shares 50,000,000;
       Issued shares of 19,890,093 in 2003 and 19,802,296 in 2002                199               198
    Additional paid-in capital                                               140,197           140,054
    Retained earnings                                                         41,231            28,648
    Treasury stock, at cost; common shares 1,379,748 in 2003 and
       1,300,716 in 2002                                                     (17,858)          (15,777)
    Common stock held for benefit plans                                       (2,001)           (1,691)
    Deferred compensation obligation                                           1,773             1,398
    Accumulated other comprehensive income                                     3,069             3,181
                                                                         -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                   166,610           156,011
                                                                         -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 2,720,820       $ 2,542,866
                                                                         ===========       ===========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

                                                                THREE MONTHS ENDED
                                                                      JUNE 30,
                                                                 2003         2002
                                                               -------      -------
                                                             (000'S, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                     $21,753      $21,326
Interest on federal funds sold                                     216          195
Interest and dividends on securities:
         Mortgage-backed securities                              3,911        4,487
         U.S. Treasury and government agencies                   5,440        4,216
         Obligations of states and political subdivisions          832          902
         Corporate and other                                         1          213
Interest on deposits in other banks                                 --            3
Dividends on Federal Home Loan Bank of New York stock              396          231
                                                               -------      -------
TOTAL INTEREST INCOME                                           32,549       31,573
                                                               -------      -------

INTEREST EXPENSE:
Interest on deposits                                             6,120        7,028
Interest on borrowings                                           6,590        5,302
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trusts                   845          779
                                                               -------      -------
TOTAL INTEREST EXPENSE                                          13,555       13,109
                                                               -------      -------

NET INTEREST INCOME                                             18,994       18,464
Provision for credit losses                                      1,333        1,365
                                                               -------      -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES           17,661       17,099
                                                               -------      -------

NON-INTEREST INCOME:
Service charges and fees                                           922          820
Other income                                                       942          850
Gain on securities transactions                                  5,351          293
                                                               -------      -------
TOTAL NON-INTEREST INCOME                                        7,215        1,963
                                                               -------      -------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                   6,856        5,859
Occupancy and equipment                                          1,726        1,604
Advertising and business development                               770          486
Professional fees                                                  377          256
Communications                                                     298          239
Stationery and printing                                            207          199
FDIC insurance                                                      68           68
Amortization of intangibles                                        254          225
Other expense                                                    1,010          820
                                                               -------      -------
TOTAL NON-INTEREST EXPENSES                                     11,566        9,756
                                                               -------      -------
Income before income taxes                                      13,310        9,306
Provision for income taxes                                       4,620        3,200
                                                               -------      -------
NET INCOME                                                     $ 8,690      $ 6,106
                                                               =======      =======
BASIC EARNINGS PER COMMON SHARE                                $  0.47      $  0.33
                                                               =======      =======
DILUTED EARNINGS PER COMMON SHARE                              $  0.46      $  0.32
                                                               =======      =======

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                 2003         2002
                                                               -------      -------
                                                            (000'S, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                     $43,124      $41,592
Interest on federal funds sold                                     358          374
Interest and dividends on securities:
         Mortgage-backed securities                              9,255        9,374
         U.S. Treasury and government agencies                   8,777        8,034
         Obligations of states and political subdivisions        1,669        1,795
         Corporate and other                                         2          427
Interest on deposits in other banks                                  1            5
Dividends on Federal Home Loan Bank of New York stock              718          446
                                                               -------      -------
TOTAL INTEREST INCOME                                           63,904       62,047
                                                               -------      -------

INTEREST EXPENSE:
Interest on deposits                                            11,994       14,160
Interest on borrowings                                          12,893       10,575
Interest on Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trusts                 1,729        1,555
                                                               -------      -------
TOTAL INTEREST EXPENSE                                          26,616       26,290
                                                               -------      -------

NET INTEREST INCOME                                             37,288       35,757
Provision for credit losses                                      1,672        2,597
                                                               -------      -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES           35,616       33,160
                                                               -------      -------

NON-INTEREST INCOME:
Service charges and fees                                         1,840        1,627
Other income                                                     1,721        1,545
Gains on securities transactions                                 8,383        1,368
                                                               -------      -------
TOTAL NON-INTEREST INCOME                                       11,944        4,540
                                                               -------      -------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                  13,323       11,510
Occupancy and equipment                                          3,410        3,153
Advertising and business development                             1,334          909
Professional fees                                                  715          522
Communications                                                     609          523
Stationery and printing                                            384          401
FDIC insurance                                                     141          140
Amortization of intangibles                                        508          451
Other expense                                                    1,964        1,611
                                                               -------      -------
TOTAL NON-INTEREST EXPENSES                                     22,388       19,220
                                                               -------      -------
Income before income taxes                                      25,172       18,480
Provision for income taxes                                       8,862        6,365
                                                               -------      -------
NET INCOME                                                     $16,310      $12,115
                                                               =======      =======
BASIC EARNINGS PER COMMON SHARE                                $  0.88      $  0.66
                                                               =======      =======
DILUTED EARNINGS PER COMMON SHARE                              $  0.86      $  0.64
                                                               =======      =======


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
----------------------------------------------------------

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   2003                 2002
                                                                                 ---------           ---------
OPERATING ACTIVITIES:                                                                       (000'S)

Net income                                                                       $  16,310           $  12,115
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                                       1,672               2,597
   Depreciation and amortization                                                     1,528               1,339
   Amortization of premiums on securities - net                                        673                 744
   Deferred income tax benefit - net                                                (2,360)             (1,965)
   Gains on securities transactions                                                 (8,383)             (1,368)
Noncash benefit plan expense                                                           206                 134
Increase in accrued interest receivable                                               (948)               (570)
Increase (decrease) in accrued interest payable                                         29              (1,509)
Other - net                                                                          2,183               5,578
                                                                                 ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           10,910              17,095
                                                                                 ---------           ---------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                               423,073              33,344
Proceeds from principal paydowns, redemptions and maturities of:
   Securities available for sale                                                   185,838             133,753
   Securities held to maturity                                                     123,449              26,517
Purchases of securities available for sale                                        (780,043)            (88,675)
Purchases of securities held to maturity                                            (6,999)            (42,359)
Net (purchases) redemptions of Federal Home Loan Bank of New York stock             (5,664)                 56
Net decrease in interest bearing deposits in other banks                                 2                 269
Increase in loans outstanding                                                      (58,369)            (82,317)
Purchases of premises and equipment - net                                           (2,485)               (697)
                                                                                 ---------           ---------
NET CASH USED FOR INVESTING ACTIVITIES                                            (121,198)            (20,109)
                                                                                 ---------           ---------

FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                          100,909              40,379
Increase in time deposits, net of withdrawals and maturities                        60,025              32,776
Increase in securities sold under agreements
   to repurchase -  short-term                                                         122                 349
Proceeds from securities sold under agreements to
   repurchase - long-term                                                          115,000                  --
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                                            (1,732)             (1,677)
Net proceeds from issuance of Corporation-Obligated mandatory
   redeemable capital securities of subsidiary trust                                    --               9,699
Redemption of junior preferred stock of consolidated subsidiary                          1                  --
Cash dividends paid                                                                 (3,727)             (3,320)
Proceeds from exercise of common stock options                                       1,178                 230
Purchases of treasury stock                                                         (3,650)               (892)
                                                                                 ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        $ 268,126           $  77,544
                                                                                 ---------           ---------

         (Continued)

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (CONT'D)
-------------------------------------------------------------------

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   2003                2002
                                                                                 ---------           ---------
                                                                                            (000'S)
INCREASE IN CASH AND CASH EQUIVALENTS                                            $ 157,838           $  74,530
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      90,801              69,821
                                                                                 ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 248,639           $ 144,351
                                                                                 =========           =========

Supplemental Disclosures:
   Interest paid                                                                 $  26,587           $  27,799
                                                                                 ---------           ---------
   Income tax payments                                                           $  10,729           $   4,755
                                                                                 ---------           ---------
   Change in shares held in trust for deferred compensation                      $    (375)          $    (238)
                                                                                 ---------           ---------
   Change in deferred compensation obligation                                    $     375           $     238
                                                                                 ---------           ---------
   Change in accumulated other comprehensive income                              $    (112)          $     384
                                                                                 ---------           ---------
   Purchases of treasury stock related to exercise of stock options              $    (873)          $    (796)
                                                                                 ---------           ---------
   Non cash exercise of stock options and related tax benefit                    $   1,332           $   1,003
                                                                                 ---------           ---------
   Issuance of treasury stock related to the exercise of stock options           $   2,442           $     179
                                                                                 ---------           ---------
   Purchases of available for sale securities, including interest receivable,
         not yet settled                                                         $ 157,240           $      --
                                                                                 ---------           ---------
   Payment for available for sale securities not yet settled at beginning
         of period, including interest receivable                                $ 263,090           $      --
                                                                                 ---------           ---------
   Transfer of available for sale securities to held to maturity securities      $  46,941           $      --
                                                                                 ---------           ---------
   Exchange of Tappan Zee Financial, Inc. common
         shares to treasury stock                                                $      --           $     (97)
                                                                                 ---------           ---------


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

                                                           FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                                 (000'S, EXCEPT SHARE DATA)

                                               COMMON STOCK              ADDITIONAL
                                                 SHARES           PAR     PAID-IN      RETAINED    TREASURY
                                               OUTSTANDING       VALUE     CAPITAL     EARNINGS      STOCK
                                               -----------       -----    --------     --------    --------
Balance at January 1, 2003                     18,501,580        $ 198   $ 140,054     $ 28,648    $ (15,777)
Net income                                                                               16,310
Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $1,729
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $1,807

   Other comprehensive income
     (loss)
Total comprehensive income
     (loss)
Cash dividends:
   Common ($0.20 per share)                                                              (3,717)
   Junior Preferred stock                                                                   (10)
Common stock options exercised                    287,456            1          67                     2,442
   and related tax benefit
Purchases of treasury stock                      (278,691)                                            (4,523)
ESOP shares committed to
   be released                                                                  76
Deferred compensation obligation
                                               ----------        -----   ---------     --------    ---------
BALANCE AT JUNE 30, 2003                       18,510,345        $ 199   $ 140,197     $ 41,231    $ (17,858)
                                               ==========        =====   =========     ========    =========

                                                FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                      (000'S, EXCEPT SHARE DATA)

                                                                       ACCUMULATED
                                     COMMON STOCK       DEFERRED          OTHER           TOTAL
                                       HELD FOR       COMPENSATION    COMPREHENSIVE    STOCKHOLDERS'
                                     BENEFIT PLANS      OBLIGATION     INCOME (LOSS)       EQUITY
                                     -------------    ------------    --------------   -------------
Balance at January 1, 2003             $ (1,691)         $ 1,398         $ 3,181       $ 156,011
Net income                                                                                16,310

Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $1,729                                        2,502           2,502
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $1,807                                         (2,614)         (2,614)
                                                                         -------        ---------
   Other comprehensive income
     (loss)                                                                 (112)           (112)
Total comprehensive income
     (loss)                                                                               16,198
Cash dividends:
   Common ($0.20 per share)                                                               (3,717)
   Junior Preferred stock                                                                    (10)
Common stock options exercised                                                             2,510
   and related tax benefit
Purchases of treasury stock                                                               (4,523)
ESOP shares committed to
   be released                              65                                               141
Deferred compensation obligation          (375)              375                              --
                                        -------          -------         -------       ---------
BALANCE AT JUNE 30, 2003                $(2,001)         $ 1,773         $ 3,069       $ 166,610
                                        =======          =======         =======       =========


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

                                                                        FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                                              (000'S, EXCEPT SHARE DATA)

                                        COMMON STOCK           ADDITIONAL
                                          SHARES        PAR     PAID-IN      RETAINED    TREASURY
                                        OUTSTANDING    VALUE     CAPITAL     EARNINGS      STOCK
Balance at  January 1, 2002              18,379,346    $ 195   $ 137,627     $  8,457    $ (13,381)
Net income                                                                     12,115
Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $825
   Reclassification adjustment
     of net gains for securities
     sold net of taxes of $558

   Other comprehensive income

Total comprehensive income

Cash dividends:
   Common ($0.18 per share)                                                    (3,310)
   Junior Preferred stock                                                         (10)
Common stock options exercised
   and related tax benefit                  193,549        2       1,052                       179
Purchases of treasury stock                (118,834)                                        (1,785)
ESOP shares committed to
   be released                                                        69
Deferred compensation obligation

BALANCE AT JUNE 30, 2002                 18,454,061   $  197   $ 138,748     $ 17,252    $ (14,987)
                                         ==========   ======   =========     ========    =========
                                                 FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                            (000'S, EXCEPT SHARE DATA)

                                                                       ACCUMULATED
                                     COMMON STOCK       DEFERRED          OTHER           TOTAL
                                       HELD FOR       COMPENSATION    COMPREHENSIVE    STOCKHOLDERS'
                                     BENEFIT PLANS      OBLIGATION     INCOME (LOSS)       EQUITY
Balance at  January 1, 2002            $  (1,601)        $ 1,178         $ 2,725       $ 135,200
Net income                                                                                12,115
Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $825                                          1,179           1,179
   Reclassification adjustment
     of net gains for securities
     sold net of taxes of $558                                              (795)           (795)
                                                                         -------       ---------
   Other comprehensive income                                                384             384
                                                                                       ---------
Total comprehensive income                                                                12,499

Cash dividends:
   Common ($0.18 per share)                                                               (3,310)
   Junior Preferred stock                                                                    (10)
Common stock options exercised
   and related tax benefit                                                                 1,233
Purchases of treasury stock                                                               (1,785)
ESOP shares committed to
   be released                                65                                             134
Deferred compensation obligation            (238)            238                              --
                                         --------        -------         -------       ---------
BALANCE AT JUNE 30, 2002                 $(1,774)        $ 1,416         $ 3,109       $ 143,961
                                         ========        =======         =======       =========

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

2.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2003, and its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows and changes in stockholders' equity for the six months ended June 30, 2003 and 2002. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements included in the Company's 2002 Annual Report to Stockholders.

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

         Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and provision for credit losses. In connection with the determination of the these estimates, management obtains independent appraisals for significant properties that secure loans collateralized with real estate.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

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

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 provides guidance on the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as Variable Interest Entities or "VIEs." FIN No. 46 requires the primary beneficiary of a VIE to consolidate the entity. FIN No. 46, as it relates to existing entities, is effective for fiscal periods beginning after June 15, 2003. For new entities, FIN No. 46 is effective January 31, 2003. The Company's adoption of the provisions of this statement effective January 31, 2003 did not have any impact on its condensed consolidated financial statements. Upon adoption of the remaining provisions of FIN No. 46 effective at the beginning of the first interim period beginning after June 15, 2003, the Company may be required to deconsolidate its Trusts, which have issued Trust Preferred securities. Accordingly, subsequent financial statements would reflect Trust Preferred securities as subordinated debt, as well as an investment in common equity of the Trusts. As a result of this deconsolidation, the Federal Reserve is reviewing the regulatory implications of any accounting treatment changes and, if necessary or warranted, will provide further appropriate guidance.

         AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
         ACTIVITIES: In April 2003, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("FASB No. 149"). FASB No. 149 amends and clarifies financial accounting and reporting for derivative instruments, which will result in more consistent reporting of contracts as either derivatives or hybrid instruments. In particular, FASB No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform to the language used in FIN No. 45, and amends certain other accounting pronouncements. FASB No. 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The Company's adoption of FASB No. 149 is not expected to have any impact on its condensed consolidated financial statements.

         ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITIES: In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (FASB No. 150). FASB No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB No. 150 requires classification in the statement of financial position of certain financial

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

         instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. FASB No. 150 explains the classification of certain financial instruments that embody obligations to issue equity shares. FASB No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of FASB No. 150 is not expected to have any material impact on its condensed consolidated financial statements.

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

         Information on the Company's stock option plans can be found in Note 17 to the Company's Consolidated Financial Statements for the year ended December 31, 2002, included in the 2002 Annual Report to Stockholders. The Company has elected to continue to measure compensation expense for its stock-based compensation plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma disclosures of compensation expense measured by the fair value based method as defined by SFAS No.
         123. No stock-based employee compensation is reflected in net income, as all options granted under the Company's plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

         The following table compares the Company's net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the three and six months ended June 30, 2003 and 2002. The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options' vesting period.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

         ----------------------------------------------------------------------------------------------
                                                              THREE                         SIX
                                                            MONTHS ENDED              MONTHS ENDED
         ----------------------------------------------------------------------------------------------
                                                           JUNE 30,     JUNE 30,    JUNE 30,    JUNE 30,
                                                             2003         2002        2003        2002
         ----------------------------------------------------------------------------------------------
                                                                    (000'S, EXCEPT SHARE DATA)
         Net income, as reported                           $ 8,690      $ 6,106     $16,310     $12,115
         ----------------------------------------------------------------------------------------------
         Less: preferred stock dividends                        10           10          10          10
         ----------------------------------------------------------------------------------------------
         Less: total stock-based compensation
         expense determined under fair value based
         method for all awards, net of related tax
         effects                                             1,367        1,565       1,669       1,655
         ----------------------------------------------------------------------------------------------
         Pro forma net income available to common
         stockholders                                      $ 7,313      $ 4,531     $14,631     $10,450
         ==============================================================================================
         Earnings per common share:
         ----------------------------------------------------------------------------------------------
                  Basic - as reported                      $  0.47      $  0.33     $  0.88     $  0.66
                  Basic - pro forma                           0.40         0.25        0.79        0.57
         ----------------------------------------------------------------------------------------------
                  Diluted - as reported                    $  0.46      $  0.32     $  0.86     $  0.64
                  Diluted - pro forma                         0.39         0.24        0.77        0.55
         ==============================================================================================

         The following weighted average assumptions were used for Director Plan grants for the three and six months ended June 30, 2003 and 2002, respectively: dividend yields of 2.52 and 2.48 percent; volatility factors of the expected market price of the Company's common stock of
         41.33 and 41.90 percent; risk free interest rates of 2.47 and 4.55 percent; and expected lives of 7.62 and 7.40 years. The following weighted average assumptions were used for Employee Plan grants for the three and six months ended June 30, 2003 and 2002, respectively: dividend yields of 2.52 and 2.48 percent; volatility factors of the expected market price of the Company's common stock of 41.60 and 42.00 percent; risk-free interest rates of 3.01 and 4.68 percent; and expected lives of 9.09 and 8.81 years.

6.       EARNINGS PER COMMON SHARE ("EPS")
         ---------------------------------

         The computation of basic and diluted earnings per common share for the three and six months ended June 30 is as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                         2003             2002              2003               2002
                                                     ------------      ------------      ------------      ------------
         NUMERATOR:                                            (000'S, EXCEPT SHARE DATA)
          Net income                                 $      8,690      $      6,106      $     16,310      $     12,115
          Less preferred stock dividends                       10                10                10                10
                                                     ------------      ------------      ------------      ------------

           Net income for basic and diluted
              earnings per common share - net
              income available to common
              stockholders                           $      8,680      $      6,096      $     16,300      $     12,105
                                                     ============      ============      ============      ============

         DENOMINATOR:
          Denominator for basic earnings
              per common share - weighted
              average shares                           18,562,645        18,403,822        18,579,001        18,377,990

          Effects of dilutive securities:
              Director and employee
                 stock options                            444,759           579,211           430,973           558,778
                                                     ------------      ------------      ------------      ------------

           Total effects of dilutive securities           444,759           579,211           430,973           558,778
                                                     ------------      ------------      ------------      ------------

          Denominator for diluted earnings
              per common share - adjusted
              weighted average shares                  19,007,404        18,983,033        19,009,974        18,936,768
                                                     ============      ============      ============      ============

         Basic earnings per common share             $       0.47      $       0.33      $       0.88      $       0.66
                                                     ============      ============      ============      ============
         Diluted earnings per common share           $       0.46      $       0.32      $       0.86      $       0.64
                                                     ============      ============      ============      ============

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

         The decision to sell available for sale securities is based on management's assessment of changes in economic or financial market conditions, interest rate risk, and the Company's financial position and liquidity. Estimated fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. Securities acquired in connection with a non-qualified benefit plan, which are traded, are immaterial and are included in other assets.

         During the three and six month periods ended June 30, 2003, the Company had gross realized gains from sales of securities available for sale of $5,351,000 and $8,383,000, and during the three and six month periods ended June 30, 2002, $293,000 and $1,368,000, respectively. The Company did not have gross losses during both the 2003 and 2002 periods.

         A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at June 30, 2003 and December 31, 2002 is as follows:

                                                                    GROSS        GROSS      ESTIMATED
                                                  AMORTIZED    UNREALIZED    UNREALIZED          FAIR
         JUNE 30, 2003:                                COST         GAINS        LOSSES         VALUE
                                                  ---------    ----------    ----------     ---------
         AVAILABLE FOR SALE:                                            (000'S)
         U.S. government agencies                 $387,589      $  2,625      $     --      $390,214
         Mortgage-backed securities                406,935         2,440            35       409,340
         Obligations of states and
             political subdivisions                  1,400           110            --         1,510
         Corporate securities                          152            61            10           203
                                                  --------      --------      --------      --------
         TOTAL SECURITIES AVAILABLE FOR SALE      $796,076      $  5,236      $     45      $801,267
                                                  ========      ========      ========      ========

         HELD TO MATURITY:
         U.S. government agencies                 $139,835      $  2,993      $     --      $142,828
         Obligations of states and
             political subdivisions                 65,727         5,570            --        71,297
                                                  --------      --------      --------      --------
         TOTAL SECURITIES HELD TO MATURITY        $205,562      $  8,563      $     --      $214,125
                                                  ========      ========      ========      ========

                                                                   GROSS          GROSS     ESTIMATED
                                                  AMORTIZED    UNREALIZED    UNREALIZED          FAIR
         DECEMBER 31, 2002:                            COST         GAINS        LOSSES         VALUE
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
                                                  ========      ========      ========      ========

8.       LOANS
         -----

         Nonaccrual loans were $7.6 million at June 30, 2003 and $12.5 million at December 31, 2002. Restructured loans were $0.1 million and $0.2 million at June 30, 2003 and

         December 31, 2002, respectively.

         Substantially all of the nonaccruing and restructured loans are collateralized by real estate. The Company has agreed to provide additional funding as further described below with respect to a real estate construction loan in the amount of $7.5 million. At June 30, 2003, the Company had and continues to have no other commitments to lend additional funds to any customers with nonaccrual or restructured loan balances, except to one non-performing real estate construction loan for which the remaining amount to be loaned is up to $25,000.

         At June 30, 2003, there are loans aggregating approximately $0.2 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future. Accruing loans that are contractually past due 90 days or more at June 30, 2003 are immaterial.

         At June 30, 2003 and December 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting for Impairment of a Loan" ("SFAS No. 114"), approximated $7.7 million and $12.6 million, of which $7.6 million and $12.5 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2003 and 2002, and year ended December 31, 2002 was $11.2 million, $20.9 million and $18.3 million, respectively. Interest income recognized by the Company on impaired loans for the June 30, 2003 and 2002 three and six month periods was not material. As applicable, each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. There was no allowance for loan losses required to be specifically allocated to impaired loans at June 30, 2003 compared to $2.2 million and $1.8 million at December 31, 2002 and June 30, 2002, respectively.

         In November 2000, the Company reclassified a real estate construction loan in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. At December 31, 2002, the recorded loan balance was $12.4 million, and the specific allocation of the allowance for loan losses was $2.2 million. Through an agreement with the borrower, additional financing was provided on the non-performing real estate construction loan to finalize construction of condominium units, which is substantially complete. During the 2003 second quarter, the specific allocation of allowance for loan losses for this loan was reduced to $1.7 million, and that amount was charged off in the current period, reducing the loan balance along with principal paydowns, partially offset by advances to complete the project, to $7.5 million at June 30, 2003. As of June 30, 2003, of the original 83 units, 7 units remain to be sold, of which two units are in contract at July 31, 2003, while the remaining units are being actively marketed for sale. Pending sales of the units and repayment of the loan, the Bank continues to proceed with foreclosure on other real estate that also collateralizes the loan and to pursue its claim against the borrower and guarantors for any deficiency. Based on valuation of the collateral securing this loan, no additional reserves are considered necessary at June 30, 2003.

9.       BORROWINGS AND STOCKHOLDERS' EQUITY
         -----------------------------------

         The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New

         York ("FHLB") advances.

         Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $175.0 million from two primary investment firms under master security sale and repurchase agreements. There were no outstanding borrowings under these agreements at June 30, 2003. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At June 30, 2003 and December 31, 2002, the Bank had short-term repurchase agreements outstanding of $1.3 million at an interest rate of 0.80 percent and $1.2 million at an interest rate of 1.18 percent, respectively. At June 30, 2003 and December 31, 2002, these borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $1.3 million and $1.2 million, respectively.

         Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $73.0 million. At June 30, 2003 and December 31, 2002, the Bank had no federal funds purchased balances outstanding.

         Short-term FHLB advances are borrowings with original maturities between one and 365 days. At June 30, 2003 and December 31, 2002, the Bank had no such short-term FHLB advances outstanding.

         Additional information with respect to short-term borrowings as of and for the six months ended June 30, 2003 and 2002 is presented in the table below.

         Short-Term Borrowings                    2003           2002
         ----------------------------------------------------------------
                                              (000's except percentages)
         Balance at June 30                     $ 1,327        $ 1,627
         Average balance outstanding            $ 7,562        $ 1,278
         Weighted-average interest rate
               As of June 30                       0.80%          1.65%
               Paid during period                  1.25%          1.65%
         ===============================================================

         The Bank had long-term borrowings, which have original maturities of over one year, of $507.0 million and $392.0 million in securities sold under agreements to repurchase at June 30, 2003 and December 31, 2002. At June 30, 2003 and December 31, 2002, these borrowings have an original term of between five and ten years at interest rates between
         1.07 percent to 6.08 percent and 1.94 percent to 6.08 percent, respectively, that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of June 30, 2003 and December 31, 2002, these borrowings are collateralized by securities with an aggregate carrying value of $590.2 million and $400.6 million and an estimated fair value of $592.8 million and $402.5 million, respectively.

         At June 30, 2003 and December 31, 2002, long-term FHLB advances totaled $109.2 million and $110.9 million, respectively, at interest rates of between 3.49 percent to 6.05 percent and 3.49 percent to 6.72 percent, respectively. At June 30, 2003, borrowings totaling $9.2 million are amortizing advances having scheduled payments and $30.0 million are payable only at maturity. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. These borrowings may not be repaid in full prior to maturity without penalty. At June 30, 2003 and December 31, 2002, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate carrying value of $126.7 million and $128.6 million, respectively.

         A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call dates at June 30, 2003, with comparative totals for December 31, 2002, is as follows:

                                                AFTER 1
                                   WITHIN      BUT WITHIN    AFTER       2003       2002
LONG-TERM BORROWINGS               1 YEAR       5 YEARS     5 YEARS      TOTAL     Total
--------------------------------------------------------------------------------------------
Contractual Payment:                        (000's, except percentages)
Total long-term borrowing         $ 15,604     $131,774    $468,779    $616,157    $502,889
Weighted-average interest rate        4.17%        3.59%       4.38%       4.21%       4.68%
--------------------------------------------------------------------------------------------

         At June 30, 2003 and December 31, 2002 the Bank held 308,079 shares and 251,445 shares of capital stock of the FHLB with a carrying value of $30.8 million and $25.1 million, respectively, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

         The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At June 30, 2003, the Bank could pay dividends of $50.6 million to the Company without having to obtain prior regulatory approval.

         On December 18, 2002 and May 20, 2003, the Company's Board of Directors authorized the repurchase of up to 150,000 common shares (a total of 300,000 common shares), or approximately 0.8% for each repurchase authorization, of the Company's outstanding common stock at those dates. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2003 as, in the opinion of management, market conditions may warrant. The repurchased common shares are held as treasury stock and are available for general corporate purposes. For the six months ended June 30, 2003 and 2002, the Company purchased 220,900 shares and 58,000 shares of common stock under stock repurchase plans at an aggregate cost of approximately $3.6 million and $0.8 million, respectively. Purchases of Company stock of 57,791 and 54,587 shares were also acquired in connection with stock option exercises during the six month periods ended June 30, 2003 and 2002, respectively.

10.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2003, formal credit lines, and commercial and residential loan commitments (including home equity commitments), both of which are primarily loans collateralized by real estate, approximated $159.6 million, $269.0 million and $70.4 million, respectively. Outstanding letters of credit totaled $38.9 million. Such amounts represent the maximum risk of loss on these commitments.

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

         The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Northern New Jersey and Southern Connecticut. For the six months ended June 30, 2003 and 2002, there is no customer that accounted for more than ten percent of the Company's revenue.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------- --------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

FORWARD-LOOKING STATEMENTS

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2003. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

FINANCIAL CONDITION
-------------------

At June 30, 2003, the Company had total assets of $2,720.8 million, an increase of $178.0 million or 7.0 percent from December 31, 2002.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, totaled $1,037.6 million and $1,075.5 million at June 30, 2003 and December 31, 2002, respectively, a decrease of $37.9 million during the six months ended June 30, 2003. The securities portfolio consists of securities held to maturity at amortized cost of $205.6 million and $274.9 million, securities available for sale at estimated fair value totaling $801.3 million and $775.5 million, and FHLB stock of $30.8 million and $25.1 million, respectively. Proceeds from sales and redemption of the securities not otherwise reinvested in securities are used to fund the loan portfolio or invested in Federal funds sold pending evaluation of alternative investments.

During the six months ended June 30, 2003, U.S. government agency securities increased $114.6 million due primarily to purchases totaling $324.6 million, a net increase in the estimated fair value of available for sale securities of $1.8 million and accretion of discount of $0.1 million, partially offset by sales of $84.9 million and redemptions of callable bonds of $127.0 million. Mortgage-backed securities decreased by $155.8 million primarily due to sales of available for sale securities of $329.8 million, principal paydowns of $172.8 million, net premium amortizations of $0.8 million and a decrease in the estimated fair value of available for sale securities of $2.1 million, partially offset by purchases totaling $349.7 million. The Bank's investment in obligations of states and political subdivisions, or municipal securities, decreased by $2.4 million primarily due to maturities of $9.4 million that were partially offset by purchases of $7.0 million during the six month period ended June 30, 2003. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

The Company invests in medium-term corporate debt securities and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase and other equity securities. The Company had outstanding balances of equity securities of $0.2 million at both June 30, 2003 and December 31, 2002, respectively. The total investment in FHLB stock was $30.8 million and $25.1 million at June 30, 2003 and December 31, 2002, respectively.

The Company continues to exercise its conservative approach to investing by purchasing high credit quality investments, and controlling interest rate risk by purchasing both fixed and floating rate securities through the averaging of investments in short and long-term maturities.

At June 30, 2003, loans outstanding were $1,407.1 million, a net increase of $56.6 million or 4.2 percent compared to $1,350.4 at December 31, 2002. The increase in outstanding loan balances reflects increases of: $22.4 million in commercial mortgages; $18.2 million in land, acquisition and construction loans; $11.1 million in time unsecured loans; $3.2 million in residential mortgages; $1.4 million in home equity loans; $1.3 million in time secured loans; $0.4 million in commercial installment loans, and $0.1 million in other loans. The increase was partially offset by decreases of $1.1 million in personal installment loans and $0.4 million in credit card loans. The Company had approximately $159.6 million in formal credit lines, $339.4 million in loan commitments outstanding, which are loans primarily collateralized by real estate, and $38.9 million in standby letters of credit outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses decreased $0.1 million or 0.5 percent to $14.1 million at June 30, 2003, from $14.2 million at December 31, 2002. The allowance for loan losses represents 1.00 percent and 1.05 percent of gross loans outstanding at June 30, 2003 and December 31, 2002, respectively. The allowance reflects a provision for credit losses of $1.7 million and $2.6 million and net charge-offs of $1.7 million and $2.0 million recorded for the six months ended June 30, 2003 and 2002, respectively. In addition to the allowance for loan losses, a reserve for credit losses related to unfunded loan commitments of $518,000 at June 30, 2003 and $497,000 at December 31, 2002 is included in other liabilities.

Management believes the allowance for loan losses at June 30, 2003 appropriately reflects the risk elements inherent in the total loan portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Total deposits increased $160.9 million for the six month period ended June 30, 2003 to $1,712.7 million from $1,551.8 million at December 31, 2002. Money market, NOW accounts, time deposits and demand deposits increased $86.3 million, $34.0 million, $60.0 million, and $15.3 million, respectively, which was partially offset by decreases in savings deposits of $34.6 million. Retail and municipal money market deposits increased $61.3 million and $25.0 million, respectively. Retail money market deposits increased primarily from a promotional interest rate offered to increase its market share at selected Bank branches. The increase in municipal money market deposits increased due to the Bank expanding its municipal relationships in efforts to attract low cost deposits. Retail and municipal NOW accounts increased $8.1 million and $25.9 million, respectively, due to the Bank concentrating on attracting low cost retail deposits and expanding its municipal relationships. Time deposits under $100,000 and time deposits greater than $100,000 increased $21.8 million and $9.3 million, respectively, due to customers seeking higher yields during this period of historically low interest rates. IRA and KEOGH deposits also contributed $3.9 million to the increase in time deposits as the Bank continues to expand its operations in the retirement planning area. The increase in time deposits also included $25.0 million of deposits acquired through brokers for a three year term during this time of historically low interest rates. The increase in demand deposits was due to deposit growth from the Bank entering new markets, as well as expanding and adding relationships in its existing markets. The increase in total deposits was partially offset by a $34.6 million decrease in savings accounts due to customers seeking more competitive products as a result of lower yields offered during this period of lower interest rates.

During the six months ended June 30, 2003, the Bank increased its net medium to long-term borrowings by $113.4 million. The low interest rate environment also influenced the Bank's strategy to attract and acquire longer-term time deposits, through brokered deposits, to secure low interest rates for an extended period of time. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $166.6 million at June 30, 2003 from the December 31, 2002 balance of $156.0 million, an increase of 6.8 percent. The increase primarily results from: $16.3 million of net income for the six month period ended June 30, 2003; $2.5 million of stock options exercised and related tax benefit; and $0.1 million of shares committed to be released under benefit plans; partially offset by common stock dividends paid of $3.7 million, treasury stock purchase transactions of $4.5 million, and a $0.1 million decrease in other comprehensive income.

The Company's leverage ratio at June 30, 2003 was 8.14 percent, compared to 8.36 percent at December 31, 2002. The Company's Tier I and Total Capital ratios under the risk-based capital guidelines were 12.81 percent and 13.71 percent at June 30, 2003, and 12.55 percent and 13.58 percent at December 31, 2002, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at June 30, 2003 and December 31, 2002. As noted in Note 4 of the Notes to Condensed Consolidated Financial Statements (Unaudited), the Federal Reserve has indicated it is reviewing the treatment of Trust Preferred securities as a result of certain proposed changes in accounting for such securities. The Company currently has outstanding $50 million of Trust Preferred securities that it currently treats as Tier 1 Capital. If these securities were not considered as Tier 1 Capital, the Company's leverage, Tier 1 and total capital ratios would still exceed regulatory minimums and be considered in the "well- capitalized" category.

RESULTS OF OPERATIONS
---------------------

EARNINGS
--------

Net income for the three and six month periods ended June 30, 2003 was $8.7 million and $16.3 million compared to $6.1 million and $12.1 million for the three and six month periods ended June 30, 2002, an increase of 42.3 percent and
34.6 percent, respectively. Diluted earnings per common share were $0.46 and $0.86 for the three and six month periods ended June 30, 2003, compared to $0.32 and $0.64 for the three and six month periods ended June 30, 2002, increases of
43.8 percent and 34.4 percent, respectively.

The higher net income for the three months and six months ended June 30, 2003 compared to the prior year periods reflects increases in the Company's net interest income, significantly higher gains on sales of securities available for sale, and higher non-interest income, as well as a lower provision for credit losses for the six month 2003 period. The higher income for both periods was partially offset by increases in non-interest expenses and a higher effective rate for the provision for income taxes. The increase in diluted earnings per common share for both 2003 periods reflects the higher net income, partially offset by higher adjusted weighted average shares, as compared to the three months and six months ended June 30, 2002.

A discussion of the factors impacting the changes in the various components of net income follows.

NET INTEREST INCOME
-------------------

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and six month periods ended June 30, 2003, net interest income increased 2.9 percent and 4.3 percent to $19.0 million and $37.3 million from $18.5 million and $35.8 million for the three and six month periods ended June 30, 2002, respectively. Net interest income increased in the current periods due to increases in the volume of earning assets, partially offset by decreases in both the net interest spread and margin on a tax equivalent basis.

The increase in the net interest income for the three and six months ended June 30, 2003 was primarily due to an increase in average earning assets of 21.4 percent to $2.44 billion and 20.9 percent to $2.40 billion from $2.01 billion and $1.99 billion, respectively. The growth was a result of increases primarily in average net loans of $132.4 million (10.6 percent) and $153.0 million (12.6 percent), and average securities of $265.6 million (37.0 percent) and $244.1 million (33.6 percent) for the three and six months ended June 30, 2003, respectively, as compared to the prior year periods. Net income also benefitted from increases in average earning assets over average interest bearing liabilities and Trust Preferred securities of $56.6 million (19.0 percent), and $81.0 million (27.8 percent) for the three and six months ended June 30, 2003 compared to the June 30, 2002 periods.

The increase in the net interest income was partially offset by a decrease in the net interest margin and net interest spread on a tax equivalent basis. The net interest margin on a tax equivalent basis decreased to 3.20 percent and 3.19 percent for the three and six months ended June 30, 2003, as compared to 3.80 percent and 3.73 percent for the comparable 2002 periods. The net interest spread on a tax equivalent basis decreased to 3.12 percent and 3.08 percent for the three and six months ended June 30, 2003 as compared to 3.71 percent and
3.63 percent for the comparable 2002 periods.

The decrease in the net interest margin on a tax equivalent basis was primarily due to a greater reduction in yields on average earning assets, as compared to interest bearing liabilities, to 5.34 percent and 5.32 percent for the three and six months ended June 30, 2003, as compared to 6.29 percent and 6.25 percent for the comparable 2002 periods, respectively. The decrease in yields on earning assets for the three and six months ended June 30, 2003, as compared to the 2002 comparable periods, primarily consisted of a decrease in yields on net loans from 6.85 percent and 6.86 percent to 6.31 percent for both 2003 periods, and average securities from 5.61 percent and 5.54 percent to 4.31 percent and 4.21 percent, respectively.

The yields on interest bearing liabilities, including Trust Preferred securities ("interest bearing liabilities") for the three and six months ended June 30, 2003 decreased to 2.59 percent and 2.64 percent from 3.06 percent and 3.12 percent for the 2002 comparable periods. The decrease in yields on interest bearing liabilities for the three and six months ended, as compared to the 2002 comparable periods, was primarily due to decreases in yields on interest bearing deposits from 2.25 percent and 2.31 percent to 1.74 percent and 1.76 percent, and yields on borrowings from 5.04 percent and 5.10 percent to 4.22 percent to
4.31 percent, respectively.

Net interest income has been negatively affected by the continued low interest rate environment, which will most likely cause the net interest spread and margin on a tax equivalent basis to further decrease. Management will continue to evaluate and manage the effect of the changing interest rate environment on the Company's present and future operations, while continuing to competitively price its products and services throughout the markets it serves. Management will also continue to use its strong capital position to prudently leverage the balance sheet. Although the leverage strategy results in tighter net interest spreads, the strategy increases net interest income while managing interest rate risk.

The Company has also taken advantage of opportunities during the six months ended June 30, 2003 to realize gains on available-for-sale securities that most likely would have been called or prepaid at par value. Security gains of $5.4 million and $8.4 million were realized for the three and six months ended June 30, 2003 periods as compared to $0.3 million and $1.4 million for the

2002 periods, respectively. The Company's investment portfolio has been restructured and is well positioned with a combination of fixed and floating rate securities, which are expected to perform favorably in a rising interest rate environment. Although the net interest margin will remain under pressure in the low interest rate environment, the Company believes the addition of floating rate securities is prudent to protect against rising interest rates, while the inclusion of fixed rate securities with reasonable periods of call protection will mitigate the adverse effects on interest income if interest rates remain low.

PROVISION FOR CREDIT LOSSES
---------------------------

The provision for credit losses decreased $32,000 to $1.3 million and $0.9 million to $1.7 million for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The decrease in the provision for the six month 2003 period was primarily attributable to an improvement in credit quality of the loan portfolio as compared to the six months ended June 30, 2002. The Company's non-performing assets to total assets decreased to 0.28 percent at June 30, 2003 from 0.91 percent at June 30, 2002. During the three and six months ended June 30, 2003, net charge-offs totaled $1.7 million for both periods as compared to $1.4 million and $2.0 million for the prior 2002 periods, respectively. The 2003 net charge-offs primarily resulted from the partial charge-off of a real estate construction loan on nonaccrual status. The net charge-offs for the three month 2002 period was primarily due to a $1.3 million partial charge-off of the same real estate construction loan. The net charge-off for the six month June 30, 2002 period was primarily due to a $0.6 million charge-off related to the settlement of the Bennett Funding Group loan and related litigation, and the $1.3 million partial charge-off of the real estate construction loan.

Nonaccrual loans were $7.6 million and $19.3 million at June 30, 2003 and 2002 compared to $12.5 million at December 31, 2002. Total nonaccrual loans at June 30, 2003 primarily consisted of a real estate construction loan that was $12.4 million at December 31, 2002, reduced to $7.5 million at June 30, 2003 due to principal paydowns and the $1.7 million charge-off, partially offset by advances to complete the project.

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

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment and industry, geographic and customer concentrations in the loan portfolio, and review of historical loss experience. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance is considered appropriate to absorb losses inherent in the credit portfolio at June 30, 2003.

A substantial portion (88.7 percent at June 30, 2003) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for credit losses established in 2003 and 2002 and the related allowance for loan losses reflects net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

NON-INTEREST INCOME
-------------------

Non-interest income increased for the three months ended June 30, 2003 by $5.3 million to $7.2 million compared to the 2002 comparable period. The increase reflects security gains of $5.4 million for the 2003 period compared to $0.3 million for 2002. The increase was also primarily attributed to an increase in service charges on deposit accounts ($102,000), letter of credit fees ($136,000), fee income on debit cards and brokered loans ($42,000), and fee income on nontraditional products ($34,000), partially offset by a decrease in loan prepayment fees ($165,000). For the six month period ended June 30, 2003, non-interest income increased by $7.4 million to $11.9 million from $4.5 million for the 2002 comparable period. The increase is primarily due to increases in net security gains of $7.0 million, service charges on deposit accounts ($213,000), fees on debit cards and brokered loans ($86,000), and fee income from nontraditional products ($61,000). The increases for the six month June 30, 2003 period was partially offset by a decrease in loan prepayment fees ($73,000).

NON-INTEREST EXPENSES
---------------------

Non-interest expense increased $1.8 million (18.6 percent) to $11.6 million and $3.2 million (16.5 percent) to $22.4 million for the three and six month periods ended June 30, 2003 from the comparable periods in 2002, respectively. The primary reason for these increases results from higher levels of salaries and benefits, occupancy expenses, advertising and business development, professional fees, communications expense, amortization of intangibles and other expense categories related to credit cards and corporate filings to support business and balance sheet growth.

Salaries and employee benefits, the largest component of non-interest expense, increased by $997,000, or 17.0 percent, and $1,813,000, or 15.8 percent, during the three and six month periods ended June 30, 2003 compared to the prior year periods. The increase occurred due to additional personnel employed by the Company primarily to support deposit and loan growth, including the establishment of two full-service Bank branches during 2003. In addition, salaries and employee benefits increased because of additional expenses related to incentive compensation and bonus plans, medical plans, and payroll taxes. Increases in salaries and employee benefits expense were partially offset by an increase in the deferral of loan origination expenses for the 2003 periods as compared to prior year periods.

Significant changes in the other components of non-interest expense for the three and six month periods ended June 30, 2003, respectively, compared to the prior year periods, were due to the following:

o Increase of $122,000 (7.6 percent) and $257,000 (8.2 percent) in occupancy and equipment expense. The increase in both periods is primarily due to an increase from higher depreciation expense and other occupancy related costs associated with new branch locations and investments in technology.

o Increase of $284,000 (58.4 percent) and $425,000 (46.8 percent) in advertising and business development. The increase reflects an increase in marketing expense that includes television advertising to support increases in market share in existing and new markets, as well as additional costs to expand customer relationships.

o Increase of $121,000 (47.3 percent) and $193,000 (37.0 percent) in professional fees. The increase is due to higher legal fees related to a non-performing real estate construction loan and an increase in Director fees.

o Increase of $59,000 (24.7 percent) and $86,000 (16.4 percent) in communications expense. The increase relates to higher costs from additional data lines to support the Bank's communications infrastructure and new locations.

o Increase of $29,000 (12.9 percent) and $57,000 (12.6 percent) in amortization of intangibles. The increase reflects amortization of an additional intangible asset acquired from the acquisition of a branch in the fourth quarter of 2002.

o Increase of $190,000 (23.2 percent) and $353,000 (21.9 percent) in other expenses. The increases are primarily due to increases in consulting services, credit card operational expenses, Internet fees, and corporate filing fees.

INCOME TAXES
------------

The effective income tax rates for the three and six month periods ended June 30, 2003 were 34.7 percent and 35.2 percent compared to 34.4 percent for both periods, respectively, for the prior periods in 2002. The higher effective income tax rate for the 2003 periods, primarily reflects a lower proportionate level of tax exempt obligations due to higher pretax income.

U.S.B. HOLDING CO., INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------- ----------------------------------------------------------

Quantitative and qualitative disclosures about market risk at December 31, 2002 were reported in the Company's 2002 Annual Report to Stockholders. There have been no material changes in the Company's market risk exposures at June 30, 2003 compared to December 31, 2002. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially, all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not been party to any derivative financial instruments during the six months ended June 30, 2003.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at June 30, 2003 as compared to December 31, 2002. The Company's "Static Gap" at June 30, 2003 was a positive cumulative $449.6 million in the one year time frame compared to a positive cumulative $246.4 million at December 31, 2002. If interest rates were to gradually increase 200 basis points or decrease 50 basis points (normally 200 basis points during periods of higher interest rates) from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

U.S.B. HOLDING CO., INC.

ITEM 4. CONTROLS AND PROCEDURES
------- -----------------------

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's chief executive officer and chief financial officer as of June 30, 2003, prior to the filing of this Quarterly Report on Form 10-Q. The chief executive officer and chief financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms. There was no change to the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on May 21, 2003 for the purpose of considering and voting upon the following matters:

I. Election of three directors, Messrs. Thomas E. Hales, Raymond J. Crotty, and Michael H. Fury, constituting Class III members of the Board of Directors, to a three-year term of office.

The results of votes for each of the items above were as follows:

                                     ITEM I
                                     ------

        VOTES:                          FOR                   WITHHELD
        ------                          ---                   --------
        Thomas E. Hales             16,017,614                232,817
        Raymond J. Crotty           16,016,718                233,713
        Michael H. Fury             15,712,293                538,138

The names of each other director whose term of office as a director continued after the meetings are as follows: Edward T. Lutz, Kevin J. Plunkett, Howard R. Ruderman, Steven T. Sabatini, and Kenneth J. Torsoe.

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

(10)(g) Registrant's U.S.B. Holding Co., Inc. Employee Stock Ownership Plan (With Code Section 401(k) Provisions) (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"), Exhibit (10)(g )).

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

(10)(z) Asset Purchase and Liability Assumption Agreement dated as of June 14, 2002, by and between Union State Bank and Fourth Federal Savings Bank, (incorporated herein by reference to Registrant's 2002 Second Quarter Form 10-Q, Exhibit (10) (z)).

(10)(aa) U.S.B. Holding Co., Inc. Executive Incentive Bonus Plan as amended February 24, 1999 (incorporated herein by reference to Registrant's Proxy Statement filed April 27, 1999).

(31.1)            Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)            Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed Herewith.

(B)     REPORTS ON FORM 8-K

        The Company filed a report on Form 8-K on April 22, 2003 regarding the 2003 first quarter earnings. Selected Company financial information was included in such Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 13, 2003.


                            U.S.B. HOLDING CO., INC.


/s/ Thomas E. Hales                           /s/ Steven T. Sabatini
-------------------------------------         ----------------------------------
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