Form 10-Q
period 2003-09-30
USB HOLDING CO INC
filed 2003-11-14
CIK 707805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended September 30, 2003, or
                                               ------------------

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from               to
                                              --------------    --------------

    Commission file Number  1-12811
                            -------

                            U.S.B. HOLDING CO., INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                        DELAWARE                        36-3197969
              ----------------------------          ------------------
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Identification No.)

100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK                              10962
-----------------------------------------                           ----------
(Address of Principal Executive Offices)                            (Zip Code)

                                  845-365-4600
              ----------------------------------------------------
              (Registrant's Telephone Number (including area code)


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

                            YES / X /        NO / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           YES / X /        NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AT NOVEMBER 4, 2003
         -----------------------            -------------------------------
         Common stock, par value                       19,420,367
             $0.01 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          CONDENSED CONSOLIDATED STATEMENTS OF
          CONDITION AS OF SEPTEMBER 30, 2003 AND
          DECEMBER 31, 2002.                                                   1

          CONDENSED CONSOLIDATED STATEMENTS OF
          INCOME FOR THE THREE MONTHS ENDED
          SEPTEMBER 30, 2003 AND 2002.                                         2

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE NINE MONTHS ENDED
          SEPTEMBER 30, 2003 AND 2002.                                         3

          CONDENSED CONSOLIDATED STATEMENTS OF
          CASH FLOW FOR THE NINE MONTHS ENDED
          SEPTEMBER 30, 2003 AND 2002.                                         4

          CONDENSED CONSOLIDATED STATEMENTS OF
          CHANGES IN STOCKHOLDERS' EQUITY FOR
          THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.                   6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS.                                                          8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                      20

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.                                                  29

ITEM 4.   CONTROLS AND PROCEDURES.                                            30

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                   31

          SIGNATURES                                                          36

ITEM 1.  PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
----------------------------------------------------------

(000'S, EXCEPT SHARE DATA)                                          SEPTEMBER 30,  DECEMBER 31,
                                                                        2003          2002
                                                                        ----          ----

                                     ASSETS
                                     ------
Cash and due from banks                                             $   116,237    $    66,301
Federal funds sold                                                       36,000         24,500
                                                                    -----------    -----------
Cash and cash equivalents                                               152,237         90,801
Interest bearing deposits in other banks                                     32             20
Securities:
 Available for sale (at estimated fair value)                         1,098,293        775,509
 Held to maturity (estimated fair value of
  $235,368 in 2003 and $281,424 in 2002)                                233,428        274,894
Loans, net of allowance for loan losses of
 $14,379 in 2003 and $14,168 in 2002                                  1,422,683      1,336,273
Premises and equipment, net                                              15,694         11,299
Accrued interest receivable                                              13,244         12,412
Federal Home Loan Bank of New York stock                                 35,669         25,144
Other assets                                                             17,703         16,514
                                                                    -----------    -----------
TOTAL ASSETS                                                        $ 2,988,983    $ 2,542,866
                                                                    ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES:
Non-interest bearing deposits                                       $   352,296    $   260,012
Interest bearing deposits:
 NOW accounts                                                           228,451        105,015
 Money market accounts                                                  180,463         89,258
 Savings deposits                                                       422,928        453,976
 Time deposits                                                          704,419        643,526
                                                                    -----------    -----------
TOTAL DEPOSITS                                                        1,888,557      1,551,787
Accrued interest payable                                                  5,706          5,738
Accrued expenses and other liabilities                                   11,343         12,017
Securities transactions not yet settled                                 102,431        263,090
Securities sold under agreements to repurchase                          657,480        393,205
Federal Home Loan Bank of New York advances                             108,386        110,889
Corporation-Obligated mandatory redeemable capital
 securities of subsidiary trusts                                         50,000         50,000
                                                                    -----------    -----------
TOTAL                                                                 2,823,903      2,386,726
Minority interest-junior preferred stock of consolidated subsidiary         128            129
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, no par value
 Authorized shares: 10,000,000; no shares outstanding                        --             --
 Common stock, $0.01 par value; authorized shares 50,000,000;
  Issued shares of 20,901,616 in 2003 and 19,802,296 in 2002                209            198
 Additional paid-in capital                                             159,077        140,054
 Retained earnings                                                       26,912         28,648
 Treasury stock, at cost; common shares 1,481,749 in 2003 and
  1,300,716 in 2002                                                     (18,425)       (15,777)
 Common stock held for benefit plans                                     (2,019)        (1,691)
 Deferred compensation obligation                                         1,823          1,398
 Accumulated other comprehensive (loss) income                           (2,625)         3,181
                                                                    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                              164,952        156,011
                                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,988,983    $ 2,542,866
                                                                    ===========    ===========


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                            2003      2002
                                                           -------   -------
                                                       (000'S, EXCEPT SHARE DATA)

INTEREST INCOME:
Interest and fees on loans                                 $21,708   $21,561
Interest on federal funds sold                                 247       266
Interest and dividends on securities:
 Mortgage-backed securities                                  2,761     4,269
 U.S. Treasury and government agencies                       6,950     4,576
 Obligations of states and political subdivisions              813       907
 Corporate and other                                             4       216
Interest on deposits in other banks                             --         4
Dividends on Federal Home Loan Bank of New York stock          388       190
                                                           -------   -------
TOTAL INTEREST INCOME                                       32,871    31,989
                                                           -------   -------
INTEREST EXPENSE:
Interest on deposits                                         5,928     6,995
Interest on borrowings                                       6,856     5,566
Interest on Corporation - Obligated mandatory redeemable
 capital securities of subsidiary trusts                       857       909
                                                           -------   -------
TOTAL INTEREST EXPENSE                                      13,641    13,470
                                                           -------   -------
NET INTEREST INCOME                                         19,230    18,519
Provision for credit losses                                    391       590
                                                           -------   -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES       18,839    17,929
                                                           -------   -------
NON-INTEREST INCOME:
Service charges and fees                                     1,047       838
Other income                                                 1,091       819
Gain on securities transactions                                 --       335
                                                           -------   -------
TOTAL NON-INTEREST INCOME                                    2,138     1,992
                                                           -------   -------
NON-INTEREST EXPENSES:
Salaries and employee benefits                               6,774     6,097
Occupancy and equipment                                      1,707     1,560
Advertising and business development                           590       527
Professional fees                                              364       350
Communications                                                 300       267
Stationery and printing                                        217       196
FDIC insurance                                                  67        65
Amortization of intangibles                                    253       227
Other expense                                                  855       811
                                                           -------   -------
TOTAL NON-INTEREST EXPENSES                                 11,127    10,100
                                                           -------   -------
Income before income taxes                                   9,850     9,821
Provision for income taxes                                   3,564     3,312
                                                           -------   -------
NET INCOME                                                 $ 6,286   $ 6,509
                                                           =======   =======
BASIC EARNINGS PER COMMON SHARE                            $  0.32   $  0.34
                                                           =======   =======
DILUTED EARNINGS PER COMMON SHARE                          $  0.31   $  0.33
                                                           =======   =======

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            2003       2002
                                                           -------   -------
                                                       (000'S, EXCEPT SHARE DATA)

INTEREST INCOME:
Interest and fees on loans                                 $64,832   $63,153
Interest on federal funds sold                                 605       640
Interest and dividends on securities:
 Mortgage-backed securities                                 12,015    13,643
 U.S. Treasury and government agencies                      15,727    12,610
 Obligations of states and political subdivisions            2,482     2,702
 Corporate and other                                             7       643
Interest on deposits in other banks                              1         9
Dividends on Federal Home Loan Bank of New York stock        1,106       636
                                                           -------   -------
TOTAL INTEREST INCOME                                       96,775    94,036
                                                           -------   -------
INTEREST EXPENSE:
Interest on deposits                                        17,922    21,155
Interest on borrowings                                      19,749    16,141
Interest on Corporation - Obligated mandatory redeemable
 capital securities of subsidiary trusts                     2,586     2,464
                                                           -------   -------
TOTAL INTEREST EXPENSE                                      40,257    39,760
                                                           -------   -------
NET INTEREST INCOME                                         56,518    54,276
Provision for credit losses                                  2,063     3,187
                                                           -------   -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES       54,455    51,089
                                                           -------   -------
NON-INTEREST INCOME:
Service charges and fees                                     2,887     2,465
Other income                                                 2,812     2,364
Gains on securities transactions                             8,383     1,703
                                                           -------   -------
TOTAL NON-INTEREST INCOME                                   14,082     6,532
                                                           -------   -------
NON-INTEREST EXPENSES:
Salaries and employee benefits                              20,097    17,607
Occupancy and equipment                                      5,117     4,713
Advertising and business development                         1,924     1,436
Professional fees                                            1,079       872
Communications                                                 909       790
Stationery and printing                                        601       597
FDIC insurance                                                 208       205
Amortization of intangibles                                    761       678
Other expense                                                2,819     2,422
                                                           -------   -------
TOTAL NON-INTEREST EXPENSES                                 33,515    29,320
                                                           -------   -------
Income before income taxes                                  35,022    28,301
Provision for income taxes                                  12,426     9,677
                                                           -------   -------
NET INCOME                                                 $22,596   $18,624
                                                           =======   =======

BASIC EARNINGS PER COMMON SHARE                            $  1.16   $  0.96
                                                           =======   =======
DILUTED EARNINGS PER COMMON SHARE                          $  1.13   $  0.93
                                                           =======   =======


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
----------------------------------------------------------

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          2003            2002
                                                                      -----------   ------------
                                                                                (000'S)
OPERATING ACTIVITIES:
Net income                                                            $    22,596    $    18,624
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for credit losses                                                2,063          3,187
 Depreciation and amortization                                              2,319          2,029
 Amortization of premiums on securities - net                                 891          1,103
 Deferred income tax benefit - net                                         (2,685)        (2,345)
 Gains on securities transactions - net                                    (8,383)        (1,703)
Noncash benefit plan expense                                                  313            207
Increase in accrued interest receivable                                      (832)        (3,555)
Decrease in accrued interest payable                                          (32)        (2,006)
Other - net                                                                 1,712          6,228
                                                                      -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  17,962         21,769
                                                                      -----------    -----------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                      423,073         44,342
Proceeds from principal paydowns, redemptions and maturities of:
 Securities available for sale                                            373,271        148,896
 Securities held to maturity                                              178,599        147,242
Purchases of securities available for sale                             (1,328,955)      (204,311)
Purchases of securities held to maturity                                  (89,950)      (188,731)
Net purchases of Federal Home Loan Bank of New York stock                 (10,525)        (1,887)
Net (increase) decrease in interest bearing deposits in other banks           (12)           243
Net increase in loans outstanding                                         (88,473)      (125,350)
Purchases of premises and equipment - net                                  (3,570)          (995)
                                                                      -----------    -----------
NET CASH USED FOR INVESTING ACTIVITIES                                   (546,542)      (180,551)
                                                                      -----------    -----------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
 NOW, money market and savings accounts                                   275,877        192,125
Increase in time deposits, net of withdrawals and maturities               60,893         32,968
Increase in securities sold under agreements
 to repurchase -  short-term                                              149,275            726
Proceeds from securities sold under agreements to
 repurchase - long-term                                                   115,000         40,000
Repayment of Federal Home Loan Bank of New York
 advances - long-term                                                      (2,503)        (2,533)
Net proceeds from issuance of Corporation-Obligated mandatory
 redeemable capital securities of subsidiary trust                             --          9,673
Redemption of junior preferred stock of consolidated subsidiary                (1)            (1)
Cash dividends paid                                                        (5,684)        (4,983)
Proceeds from exercise of common stock options                              1,382            238
Purchases of treasury stock                                                (4,223)          (953)
                                                                      -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             $   590,016    $   267,260
                                                                      -----------    -----------

         (Continued)

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW  (UNAUDITED)  (CONT'D)
---------------------------------------------------------------------


                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                 2003         2002
                                                                              ----------------------
                                                                                      (000'S)

INCREASE IN CASH AND CASH EQUIVALENTS                                         $  61,436    $ 108,478
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   90,801       69,821
                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 152,237    $ 178,299
                                                                              =========    =========
Supplemental Disclosures:
 Interest paid                                                                $  40,289    $  41,766
                                                                              ---------    ---------
 Income tax payments                                                          $  15,016    $   8,477
                                                                              ---------    ---------
 Change in shares held in trust for deferred compensation                     $    (425)   $    (238)
                                                                              ---------    ---------
 Change in deferred compensation obligation                                   $     425    $     238
                                                                              ---------    ---------
 Change in accumulated other comprehensive (loss) income                      $  (5,806)   $   1,264
                                                                              ---------    ---------
 Purchases of treasury stock related to exercise of stock options             $    (873)   $  (1,493)
                                                                              ---------    ---------
 Non-cash exercise of stock options and related tax benefit                   $   1,333    $   1,798
                                                                              ---------    ---------
 Issuance of treasury stock related to the exercise of stock options          $   2,448    $     179
                                                                              ---------    ---------
 Purchases of available for sale securities, including interest receivable,
  not yet settled                                                             $ 102,431    $  55,264
                                                                              ---------    ---------
 Payment for available for sale securities not yet settled at beginning
  of period, including interest receivable                                    $ 263,090    $      --
                                                                              ---------    ---------
 Transfer of available for sale securities to held to maturity securities     $  46,941    $      --
                                                                              ---------    ---------
 Exchange of Tappan Zee Financial, Inc. common
  shares to treasury stock                                                    $      --    $     (97)
                                                                              ---------    ---------



See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                           (000'S, EXCEPT SHARE DATA)


                                             COMMON STOCK          ADDITIONAL                                   COMMON STOCK
                                        SHARES            PAR         PAID-IN        RETAINED      TREASURY         HELD FOR
                                   OUTSTANDING          VALUE         CAPITAL        EARNINGS         STOCK    BENEFIT PLANS
                                  ------------   ------------   -------------   -------------  ------------    -------------

Balance at January 1, 2003          18,501,580     $      198   $   140,054     $      28,648   $   (15,777)   $     (1,691)
Net income                                                                             22,596
Other comprehensive loss:
 Net unrealized securities
  loss arising during the
  period, net of taxes of $2,177
Reclassification adjustment
 of net gains for securities
  sold, net of taxes of $1,835

Other comprehensive loss

 Total comprehensive income
Five percent common stock
 dividend                              994,545             10        18,638           (18,663)
Five percent common stock
 dividend on treasury stock            (70,401)
Cash dividends:
 Common ($0.29 per share)                                                              (5,659)

 Junior Preferred stock                                                                   (10)

Common stock options exercised
 and related tax benefit               304,934              1           266                           2,448
Purchases of treasury stock           (310,791)                                                      (5,096)
ESOP shares committed to
 be released                                                            119                                              97
Deferred compensation obligation                                                                                       (425)
                                    ----------     ----------   -----------     -------------  ------------    ------------
BALANCE AT SEPT. 30, 2003           19,419,867     $      209   $   159,077     $      26,912  $    (18,425)   $     (2,019)
                                    ==========     ==========   ===========     =============  ============    ============


                                                     ACCUMULATED
                                         DEFERRED          OTHER            TOTAL
                                     COMPENSATION  COMPREHENSIVE    STOCKHOLDERS'
                                       OBLIGATION         INCOME           EQUITY
                                     ------------  -------------    -------------

Balance at January 1, 2003         $        1,398  $      3,181    $    156,011
Net income                                                               22,596
Other comprehensive loss:
 Net unrealized securities
  loss arising during the
  period, net of taxes of $2,177                         (3,150)         (3,150)
Reclassification adjustment
 of net gains for securities
  sold, net of taxes of $1,835                           (2,656)         (2,656)
                                                    ------------   ------------
Other comprehensive loss                                 (5,806)         (5,806)
                                                                   ------------
 Total comprehensive income                                              16,790
Five percent common stock
 dividend                                                                   (15)
Five percent common stock
 dividend on treasury stock
Cash dividends:
 Common ($0.29 per share)
                                                                         (5,659)
 Junior Preferred stock
                                                                            (10)
Common stock options exercised
 and related tax benefit                                                  2,715
Purchases of treasury stock                                              (5,096)
ESOP shares committed to
 be released                                                                216
Deferred compensation obligation              425                            --
                                   --------------  ------------    ------------
BALANCE AT SEPT. 30, 2003          $        1,823  $     (2,625)   $    164,952
                                   ==============  ============    ============


See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                           (000'S, EXCEPT SHARE DATA)

                                                  COMMON STOCK          ADDITIONAL                                   COMMON STOCK
                                             SHARES            PAR         PAID-IN        RETAINED      TREASURY         HELD FOR
                                        OUTSTANDING          VALUE         CAPITAL        EARNINGS         STOCK    BENEFIT PLANS
                                       ------------   ------------   -------------   -------------  ------------    -------------

Balance at January 1, 2002               18,379,346     $      195   $     137,627   $       8,457  $    (13,381)   $     (1,601)
Net income                                                                                  18,624
Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $1,495
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $611

   Other comprehensive income

Total comprehensive income
Cash dividends:
   Common ($0.26 per share)                                                                 (4,973)
   Junior Preferred stock                                                                      (10)
Common stock options exercised
   and related tax benefit                  260,092              3           1,854                           179
Purchases of treasury stock                (162,351)                                                      (2,543)
ESOP shares committed to
   be released                                                                 110                                            97
Deferred compensation obligation                                                                                            (238)
                                         ----------     ----------   -------------   -------------  ------------    ------------
BALANCE AT
SEPTEMBER 30, 2002                       18,477,087     $      198   $     139,591   $      22,098  $    (15,745)   $     (1,742)
                                         ==========     ==========   =============   =============  ============    ============


                                                       ACCUMULATED
                                           DEFERRED          OTHER            TOTAL
                                       COMPENSATION  COMPREHENSIVE    STOCKHOLDERS'
                                         OBLIGATION         INCOME           EQUITY
                                       ------------  -------------    -------------

Balance at January 1, 2002            $        1,178  $      2,725    $      135,200
Net income                                                                    18,624
Other comprehensive income:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $1,495                          2,136             2,136
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $611                               (872)             (872)
                                                      ------------    --------------
   Other comprehensive income                                1,264             1,264
                                                                      --------------
Total comprehensive income                                                    19,888
Cash dividends:
   Common ($0.26 per share)                                                   (4,973)
   Junior Preferred stock                                                        (10)
Common stock options exercised
   and related tax benefit                                                     2,036
Purchases of treasury stock                                                   (2,543)
ESOP shares committed to
   be released                                                                   207
Deferred compensation obligation                 238                              --
                                         -----------  ------------    --------------
BALANCE AT
SEPTEMBER 30, 2002                       $     1,416  $      3,989    $      149,805
                                         ===========  ============    ==============



See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the "Company"), Union State Bank (the "Bank") including its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc, TPNZ Preferred Funding Corporation ("TPNZ"), and USB Delaware Inc., as well as Union State Capital Trust I, Union State Statutory Trust II, USB Statutory Trust III, and Ad Con, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

     USB Delaware Inc., a Delaware passive investment company, was established by the Company on September 12, 2003 for the purpose of managing the Bank's investment in TPNZ.

2.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2003, and its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows and changes in stockholders' equity for the nine months ended September 30, 2003 and 2002. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements included in the Company's 2002 Annual Report to Stockholders.

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

4.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     GUARANTORS ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: In November 2002, the

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

     Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition, measurement and disclosure provisions do not encompass commercial letters of credit and other loan commitments because those instruments do not guarantee payment of a money obligation and do not provide for payment in the event of default by the counterparty. The disclosure provisions of FIN No. 45 were effective December 15, 2002, while the recognition and measurement provisions were effective January 1, 2003. The Company's adoption of FIN No. 45 did not have a significant impact on its condensed consolidated financial statements.

     AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
     ACTIVITIES: April 2003, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("FASB No. 149"). FASB No. 149 amends and clarifies financial accounting and reporting for derivative instruments, which will result in more consistent reporting of contracts as either derivatives or hybrid instruments. In particular, FASB No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform to the language used in FIN No. 45, and amends certain other accounting pronouncements. FASB No. 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The Company's adoption of FASB No. 149 did not have any impact on its condensed consolidated financial statements.

     ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITIES: In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FASB No. 150"). FASB No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB No. 150 requires the classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. FASB No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of FASB No. 150 required the reclassification of Corporation-Obligated mandatory redeemable capital securities of subsidiary trusts to the liability section of the balance sheet. Other than this balance sheet reclassification, the Company's adoption of FASB No. 150 did not have any other impact on its condensed consolidated financial statements.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities
     - an interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 provides guidance on the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

     referred to as Variable Interest Entities or "VIEs." FIN No. 46 requires the primary beneficiary of a VIE to consolidate the entity. FIN No. 46, as it relates to existing entities, has been deferred to fiscal periods beginning after December 15, 2003. For new entities, FIN No. 46 became effective January 31, 2003. The Company's adoption of the provisions of this statement effective January 31, 2003 did not have any impact on its condensed consolidated financial statements. Upon adoption of the remaining provisions of FIN No. 46, the Company may be required to deconsolidate its Trusts, which have issued Trust Preferred securities. Accordingly, subsequent financial statements may reflect Trust Preferred securities as subordinated debt, as well as an investment in common equity of the Trusts. As a result of this potential deconsolidation, the Federal Reserve is reviewing the regulatory implications of any accounting changes on the capital treatment of Trust Preferred Securities and, if necessary or warranted, will provide further appropriate guidance.

5.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     ---------------------------------------

     SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Procedure" ("SFAS No. 148") amends SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternate methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information.

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

     The following table compares the Company's net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the three and nine months ended September 30, 2003 and 2002. The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options' vesting period.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


                                                         THREE                    NINE
                                                      MONTHS ENDED             MONTHS ENDED
-------------------------------------------------------------------------------------------------
                                                 SEPT. 30,     SEPT. 30,   SEPT. 30,    SEPT. 30,
                                                    2003         2002        2003         2002
-------------------------------------------------------------------------------------------------
                                                             (000'S, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------------------------
Net income, as reported                          $   6,286   $   6,509   $   22,596   $   18,624
-------------------------------------------------------------------------------------------------
Less: preferred stock dividends                         --          --           10           10
-------------------------------------------------------------------------------------------------
Less: total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax
effects                                                705         890        1,291        1,443
------------------------------------------------------------------------------------------------
Pro forma net income available to common
stockholders                                     $   5,581   $   5,619   $   21,295   $   17,171
================================================================================================
Earnings per common share:
-------------------------------------------------------------------------------------------------
 Basic - as reported                             $    0.32   $    0.34   $     1.16   $     0.96
 Basic - pro forma                                    0.29        0.29         1.09         0.89
-------------------------------------------------------------------------------------------------
 Diluted - as reported                           $    0.31    $   0.33   $     1.13   $     0.93
 Diluted - pro forma                                  0.28        0.28         1.05         0.85
================================================================================================

The following weighted average assumptions were used for Director Plan grants for the three and nine months ended September 30, 2003 and 2002, respectively: dividend yields of 2.52 and 2.47 percent; volatility factors of the expected market price of the Company's common stock of 41.33 and 41.93 percent; risk free interest rates of 2.47 and 4.55 percent; and expected lives of 7.62 and 7.91 years. The following weighted average assumptions were used for Employee Plan grants for the three and nine months ended September 30, 2003 and 2002, respectively: dividend yields of 2.52 and 2.47 percent; volatility factors of the expected market price of the Company's common stock of 41.63 and 42.00 percent; risk-free interest rates of 3.08 and 4.68 percent; and expected lives of 8.97 and 8.55 years.

6.   EARNINGS PER COMMON SHARE ("EPS")
     ---------------------------------

     The computation of basic and diluted earnings per common share for the three and nine months ended September 30 is as follows:

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPT. 30,                  SEPT. 30,
                                           2003          2002          2003          2002
                                       ------------   -----------   ----------   -----------
                                                 (000'S, EXCEPT SHARE DATA)
NUMERATOR:
Net income                            $      6,286   $     6,509   $    22,596   $    18,624
 Less preferred stock dividends                 --            --            10            10
                                       -----------   -----------   -----------   -----------
  Net income for basic and diluted
   earnings per common share - net
   income available to common
   stockholders                       $      6,286   $     6,509   $    22,586   $    18,614
                                      ============  ============   ===========   ===========
DENOMINATOR:
 Denominator for basic earnings
     per common share - weighted
     average shares                     19,402,498    19,352,360    19,472,414    19,315,583
 Effects of dilutive securities--
     Director and employee
        stock options                      594,959       659,612       500,637       604,698
                                      ------------  ------------  ------------  ------------
 Denominator for diluted earnings
     per common share - adjusted
     weighted average shares            19,997,457    20,011,972    19,973,051    19,920,281
                                      ============  ============   ===========   ===========
Basic earnings per common share        $      0.32   $      0.34   $      1.16   $      0.96
                                      ============  ============   ===========   ===========
Diluted earnings per common share      $      0.31   $      0.33   $      1.13   $      0.93
                                      ============  ============   ===========   ===========

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

     During the nine month period ended September 30, 2003, the Company had gross realized gains from sales of securities available for sale of $8,383,000, and during the three and nine month periods ended September 30, 2002, $335,000 and $1,703,000, respectively. The Company did not have gross gains for the three month period ended September 30, 2003, nor did it have gross losses during both the 2003 and 2002 periods.

     A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at September 30, 2003 and December 31, 2002 is as follows:

                                                                   GROSS       GROSS     ESTIMATED
                                                  AMORTIZED   UNREALIZED  UNREALIZED          FAIR
                                                       COST        GAINS      LOSSES         VALUE
                                                 ----------   ----------   ----------   ----------
                                                                       (000'S)
SEPTEMBER 30, 2003:
AVAILABLE FOR SALE:
U.S. government agencies                         $  637,557   $      392   $    6,772   $  631,177
Mortgage-backed securities                          463,621        1,873           78      465,416
Obligations of states and
    political subdivisions                            1,400           96           --        1,496
Corporate securities                                    152           61            9          204
                                                 ----------   ----------   ----------   ----------
TOTAL SECURITIES AVAILABLE FOR SALE              $1,102,730   $    2,422   $    6,859   $1,098,293
                                                 ==========   ==========   ==========   ==========
HELD TO MATURITY:
U.S. government agencies                         $  164,818   $    1,072   $    2,715   $  163,175
Obligations of states and
    political subdivisions                           68,610        4,037          454       72,193
                                                 ----------   ----------   ----------   ----------
TOTAL SECURITIES HELD TO MATURITY                $  233,428   $    5,109   $    3,169   $  235,368
                                                 ==========   ==========   ==========   ==========

                                                                    GROSS        GROSS   ESTIMATED
                                                  AMORTIZED    UNREALIZED   UNREALIZED        FAIR
                                                       COST         GAINS       LOSSES       VALUE
                                                 ----------    ----------   ----------   ---------
                                                                     (000'S)

DECEMBER 31, 2002:
AVAILABLE FOR SALE:
U.S. government agencies                          $269,849     $  1,283     $    482     $270,650
Mortgage-backed securities                         498,614        4,475            2      503,087
Obligations of states and
    political subdivisions                           1,500           98           --        1,598
Corporate securities                                   136           56           18          174
                                                  --------     --------     --------     --------
TOTAL SECURITIES AVAILABLE FOR SALE               $770,099     $  5,912     $    502     $775,509
                                                 =========     ========     ========     ========
HELD TO MATURITY:
U.S. government agencies                          $144,824     $  1,891     $     --     $146,715
Mortgage-backed securities                          62,005          306           --       62,311
Obligations of states and
    political subdivisions                          68,065        4,351           18       72,398
                                                 ---------     --------     --------     --------
TOTAL SECURITIES HELD TO MATURITY                 $274,894     $  6,548     $     18     $281,424
                                                 =========     ========     ========     ========

8.   LOANS
     -----

     Nonaccrual loans were $7.1 million at September 30, 2003 and $12.5 million at December 31, 2002. Restructured loans were $0.1 million at both September 30, 2003 and December 31, 2002.

     Substantially all of the nonaccruing and restructured loans are collateralized by real estate. The Company has agreed to provide additional funding as further described below with respect to a real estate construction loan in the amount of $7.0 million. At September 30,

     2003, the Company had and continues to have noother commitments to lend additional funds to any customers with nonaccrual or restructured loan balances, except to the one non-performing real estate construction loan referred to above for which the remaining amount to be loaned is up to $5,000.

     At September 30, 2003, there are loans aggregating approximately $0.6 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future. Accruing loans that are contractually past due 90 days or more at September 30, 2003 are immaterial.

     At September 30, 2003 and December 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114, "Accounting for Impairment of a Loan" ("SFAS No. 114"), approximated $7.2 million and $12.6 million, of which $7.1 million and $12.5 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2003 and 2002, and year ended December 31, 2002 was $9.9 million, $19.7 million and $18.3 million, respectively. Interest income recognized by the Company on impaired loans for the September 30, 2003 and 2002 three and nine month periods was not material. As applicable, each impaired loan has a related allowance for loan losses determined in accordance with SFAS No. 114. There was no allowance for loan losses required to be specifically allocated to impaired loans at September 30, 2003 compared to $2.2 million and $1.9 million at December 31, 2002 and September 30, 2002, respectively.

     In November 2000, the Company reclassified a real estate construction loan in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. At December 31, 2002, the recorded loan balance was $12.4 million, and the specific allocation of the allowance for loan losses was $2.2 million. Through an agreement with the borrower, additional financing was provided on the non-performing real estate construction loan to finalize construction of condominium units, which are now complete. During the 2003 second quarter, the specific allocation of allowance for loan losses for this loan was reduced to $1.7 million, and that amount was charged off in the second quarter, reducing the loan balance along with principal paydowns, partially offset by advances to complete the project, to $7.0 million at September 30, 2003. As of November 9, 2003, the loan was further reduced to $6.2 million, and of the original 83 units, 5 units remain to be sold, of which two units are in contract, while the remaining units are being actively marketed for sale. Pending sales of the units and repayment of the loan, the Bank continues to proceed with foreclosure on other real estate that also collateralizes the loan and to pursue its claim against the borrower and guarantors for any deficiency. Based on valuation of the collateral securing this loan, no reserve for this loan is considered necessary at September 30, 2003.

9.   BORROWINGS AND STOCKHOLDERS' EQUITY
     -----------------------------------

     The Company utilizes borrowings primarily to meet the funding requirements for its asset growth and to manage its interest rate risk. Borrowings include securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank of New York ("FHLB") advances.

     Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow up to $175.0 million from two primary investment firms under master security sale and repurchase agreements. In addition, the Bank has the ability to borrow from the FHLB under similar master security sale and repurchase agreements and, to a lesser extent, its customers. At September 30, 2003 and December 31, 2002, the Bank had short-term repurchase agreements outstanding of $150.5 million at an interest rate of 1.12 percent and $1.2 million at an interest rate of
     1.18 percent, respectively. At September 30, 2003, these borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $196.7 million and $196.6 million, and at December 31, 2002, of $1.2 million for both the aggregate carrying value and estimated fair value, respectively.

     Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $73.0 million. At September 30, 2003 and December 31, 2002, the Bank had no federal funds purchased balances outstanding.

     Short-term FHLB advances are borrowings with original maturities between one and 365 days. At September 30, 2003 and December 31, 2002, the Bank had no such short-term FHLB advances outstanding.

     Additional information with respect to short-term borrowings as of and for the nine months ended September 30, 2003 and 2002 is presented in the table below.

     Short-Term Borrowings                               2003        2002
     --------------------------------------------------------------------
                                                (000's except percentages)
     Balance at September 30                          $150,480   $  2,005
     Average balance outstanding                      $ 29,582   $  1,501
     Weighted-average interest rate
       As of September 30                                1.12%      1.62%
       Paid during period                                1.14%      1.64%
     ====================================================================

     The Bank had long-term borrowings, which have original maturities of over one year, of $507.0 million and $392.0 million in securities sold under agreements to repurchase at September 30, 2003 and December 31, 2002. At September 30, 2003 and December 31, 2002, these borrowings have an original term of between five and ten years at interest rates between 1.07 percent to 6.08 percent and 1.94 percent to 6.08 percent, respectively, that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of September 30, 2003 and December 31, 2002, these borrowings are collateralized by securities with an aggregate carrying value of $512.7 million and $400.6 million and an estimated fair value of $511.7 million and $402.5 million, respectively.

     At September 30, 2003 and December 31, 2002, long-term FHLB advances totaled $108.4 million and $110.9 million, respectively, at interest rates of between 3.49 percent to 6.05 percent and 3.49 percent to 6.72 percent, respectively. At September 30, 2003, borrowings totaling $8.4 million are amortizing advances having scheduled payments and $30.0 million are payable only at maturity. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. These borrowings may not be repaid in full prior to maturity without penalty. At September 30, 2003 and December 31, 2002, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate carrying value of $125.9 million and $128.6 million, respectively.

     A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call dates at September 30, 2003, with comparative totals for December 31, 2002, is as follows:

                                                   AFTER 1
                                   WITHIN       BUT WITHIN           AFTER       2003     2002
LONG-TERM BORROWINGS               1 YEAR          5 YEARS         5 YEARS      TOTAL     TOTAL
------------------------------------------------------------------------------------------------
Contractual Payment/Expected               (000's, except percentages)
 Call Date:
Total long-term borrowing        $25,253          $131,360        $458,773   $615,386   $502,889
Weighted-average interest rate     4.20%             3.68%           4.35%      4.20%      4.68%
------------------------------------------------------------------------------------------------

     At September 30, 2003 and December 31, 2002 the Bank held 356,694 shares and 251,445 shares of capital stock of the FHLB with a carrying value of $35.7 million and $25.1 million, respectively, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. On September 22, 2003, the FHLB announced that it has suspended the dividend on its shares of capital stock. The fourth quarter dividend based on the Company's current investment in FHLB capital stock would approximate $400,000. The FHLB has given no assurance as to when the dividend will resume. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

     The Company distributed a 5 percent common stock dividend on September 26, 2003 to stockholders of record as of September 12, 2003. The weighted average common shares outstanding and per common share amounts have been adjusted to reflect the 5 percent common stock dividend.

     The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At September 30, 2003, the Bank could pay dividends of $53.8 million to the Company without having to obtain prior regulatory approval.

     On December 18, 2002 and May 20, 2003, the Company's Board of Directors authorized the repurchase of up to 157,500 common shares on each date (a total of 315,000 common shares adjusted for the 5 percent common stock dividend), or approximately 0.8% for each repurchase authorization, of the Company's outstanding common stock at those dates. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2003 as, in the opinion of management, market conditions may warrant. The repurchased common shares are held as treasury stock and are available for general corporate purposes. For the nine months ended September 30, 2003 and 2002, the Company purchased 265,485 shares and 64,785 shares of common stock under stock repurchase plans at an aggregate cost of approximately $4.2 million and $0.9 million, respectively. Purchases of Company stock of 60,681 and 57,316 shares were also made in connection with stock option exercises during the nine month periods ended September 30, 2003 and 2002, respectively.

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2003, formal credit lines, and commercial and residential loan commitments (including home equity commitments), both of which are primarily loans collateralized by real estate, approximated $164.5 million, $298.8 million and $60.5 million, respectively. Outstanding letters of credit totaled $42.4 million. Such amounts represent the maximum risk of loss on these commitments.

     Other commitments are described in Note 16 to the consolidated financial statements of the Company for the year ended December 31, 2002, which is included in the Company's 2002 Annual Report to Stockholders. The Company, Bank, and Chairman, President and C.E.O. entered into a new employment contract to be effective November 16, 2003 for a five year period on substantially the same terms as the previous employment contract, with an increase in annual base compensation of $40,000.

     In the ordinary course of business, the Company is party to various legal proceedings arising in the ordinary course of business, including counter claims and related litigation in connection with loan collections and foreclosures of loan collateral. In the opinion of management, based on advice from legal counsel, such legal proceedings will not have a material adverse effect on the Company's consolidated financial statement.

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

     The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Northern New Jersey and Southern Connecticut. For the nine months ended September 30, 2003 and 2002, there is no customer that accounted for more than ten percent of the Company's revenue.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2003. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

FINANCIAL CONDITION
-------------------

At September 30, 2003, the Company had total assets of $2,989.0 million, an increase of $446.1 million or 17.5 percent from December 31, 2002.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, totaled $1,367.4 million and $1,075.5 million at September 30, 2003 and December 31, 2002, respectively, an increase of $291.8 million during the nine months ended September 30, 2003. The securities portfolio consists of securities held to maturity at amortized cost of $233.4 million and $274.9 million, securities available for sale at estimated fair value totaling $1,098.3 million and $775.5 million, and FHLB stock of $35.7 million and $25.1 million, respectively. Proceeds from sales, redemption, and monthly payments of the securities not otherwise reinvested in securities are used to fund the loan portfolio or invested in Federal funds sold pending evaluation of alternative investments.

During the nine months ended September 30, 2003, U.S. government agency securities increased $380.5 million due primarily to purchases totaling $759.4 million, and accretion of discount of $0.2 million, partially offset by sales of $84.9 million, redemptions of callable bonds of $287.0 million, and a net decrease in the estimated fair value of available for sale securities of $7.2 million. Mortgage-backed securities decreased by $99.7 million primarily due to sales of available for sale securities of $329.7 million, principal paydowns of $250.3 million, net premium amortizations of $1.2 million and a decrease in the estimated fair value of available for sale securities of $2.7 million, partially offset by purchases totaling $484.2 million. The Bank's investment in obligations of states and political subdivisions, or municipal securities, increased by $0.4 million primarily due to purchases of $15.0 million that were partially offset by maturities of $14.6 million during the nine month period ended September 30, 2003. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

The Company invests in medium-term corporate debt securities and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase and other equity securities. The Company had outstanding balances of equity securities of $0.2 million at both September 30, 2003 and December 31, 2002, respectively. The total investment in FHLB stock was $35.7 million and $25.1 million at September 30, 2003 and December 31, 2002, respectively.

The Company continues to exercise its conservative approach to investing by purchasing high credit quality investments, and controlling interest rate risk by purchasing both fixed and floating rate securities through the averaging of investments in short and long-term maturities.

At September 30, 2003, loans outstanding were $1,437.1 million, a net increase of $86.6 million or 6.4 percent compared to $1,350.4 at December 31, 2002. The increase in outstanding loan balances reflects increases of: $37.3 million in commercial mortgages; $21.5 million in land, acquisition and construction loans; $12.1 million in residential mortgages; $10.6 million in time unsecured loans; $4.4 million in time secured loans; $1.4 million in home equity loans; and $1.1 million in other loans. The increase was partially offset by decreases of $1.4 million in personal installment loans and $0.4 million in credit card loans. The Company had approximately $164.5 million in formal credit lines, $359.3 million in loan commitments outstanding, which are loans primarily collateralized by real estate, and $42.4 million in standby letters of credit outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.2 million or 1.5 percent to $14.4 million at September 30, 2003, from $14.2 million at December 31, 2002. The allowance for loan losses represents 1.00 percent and 1.05 percent of gross loans outstanding at September 30, 2003 and December 31, 2002, respectively. The allowance reflects a provision for credit losses of $2.1 million and $3.2 million and net charge-offs of $1.8 million and $2.1 million recorded for the nine months ended September 30, 2003 and 2002, respectively. In addition to the allowance for loan losses, a reserve for credit losses related to unfunded loan commitments of $545,000 at September 30, 2003 and $497,000 at December 31, 2002 is included in other liabilities.

Management believes the allowance for loan losses at September 30, 2003 appropriately reflects the risk elements inherent in the total loan portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Total deposits increased $336.8 million for the nine month period ended September 30, 2003 to $1,888.6 million from $1,551.8 million at December 31, 2002. The total deposit increase resulted from net increases in municipal deposits of $192.8 million, retail and commercial deposits of $119.0 million, and brokered deposits of $25.0 million.

As of September 30, 2003, seasonal NOW and demand municipal tax deposits increased $108.7 million and $71.5 million, respectively, as compared to December 31, 2002. Municipal money market deposits also increased $15.6 million, compared to December 31, 2002, due to increased activity with municipal relationships. The increase in municipal deposits was partially offset by decreases in municipal time deposits over $100,000 and savings deposits of $1.7 million and $1.3 million, respectively, compared to year end 2002. Municipal time deposits greater than $100,000 are obtained on a bidding basis with maturities of 30 to 180 days and are used in conjunction with liquidity management.

The increase in retail, commercial, and brokered deposits was due to increases in money market, time, demand, and NOW deposits of $75.7 million, $62.6 million, $20.8 million, and $14.7 million, partially offset by a decrease in savings deposits of $29.8 million. Retail and commercial money market deposits increased primarily from a promotional interest rate offered to increase its market share at selected Bank branches. Retail and commercial time deposits under $100,000 and greater than $100,000 increased $21.1 million and $12.2 million, respectively, due to customers seeking higher yields during this period of historically low interest rates. The increase in time deposits included $25.0 million of deposits acquired through brokers and having a three year term during this historically low interest rate environment. Retail and commercial IRA and KEOGH deposits also contributed $4.3 million to the increase in time deposits as the Bank continues to expand its operations in the retirement planning area. The increase in retail and commercial demand and NOW deposits was due to deposit growth from the Bank entering new markets, as well as expanding and adding relationships in its existing markets. The increase in total retail and commercial deposits was partially offset by a decrease in retail and commercial savings deposits due to customers seeking more competitive products as a result of lower yields offered during this period of low interest rates.

During the nine months ended September 30, 2003, the Bank increased its net medium to long-term borrowings by $261.8 million. The low interest rate environment also influenced the Bank's strategy to attract and acquire longer-term time deposits, through brokered deposits, to secure low interest rates for an extended period of time. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $165.0 million at September 30, 2003 from the December 31, 2002 balance of $156.0 million, an increase of 5.7 percent. The increase primarily results from: $22.6 million of net income for the nine month period ended September 30, 2003; $2.7 million of stock options exercised and related tax benefit; and $0.2 million of shares committed to be released under benefit plans; partially offset by common stock dividends paid of $5.7 million, treasury stock purchase transactions of $5.1 million, and a $5.8 million decrease in other comprehensive income.

The Company's leverage ratio at September 30, 2003 was 7.67 percent, compared to
8.36 percent at December 31, 2002. The Company's Tier I and Total Capital ratios under the risk-based capital guidelines were 12.63 percent and 13.52 percent at September 30, 2003, and 12.55 percent and 13.58 percent at December 31, 2002, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at September 30, 2003 and December 31, 2002. As noted in Note 4 of the Notes to Condensed Consolidated Financial Statements (Unaudited), the Federal Reserve has indicated it is reviewing the treatment of Trust Preferred securities as a result of certain pending changes in accounting for such securities. The Company currently has outstanding $50 million of Trust Preferred securities that qualifies as Tier 1 Capital. If these securities were not considered to be Tier 1 Capital, the Company's leverage, Tier 1 and total capital ratios would still exceed regulatory minimums and be considered in the "well- capitalized" category.

RESULTS OF OPERATIONS
---------------------

EARNINGS
--------

Net income for the three and nine month periods ended September 30, 2003 was $6.3 million and $22.6 million compared to $6.5 million and $18.6 million for the three and nine month periods ended September 30, 2002, a decrease of 3.4 percent and an increase of 21.3 percent, respectively. Diluted earnings per common share were $0.31 and $1.13 for the three and nine month periods ended September 30, 2003, compared to $0.33 and $0.93 for the three and nine month periods ended September 30, 2002, a decrease of 6.1 percent and an increase of
21.5 percent, respectively.

The higher net income for the nine months ended September 30, 2003 compared to the prior year period reflects increases in the Company's net interest income, a lower provision for credit losses, significantly higher gains on sales of securities available for sale and higher non-interest income, partially offset by increases in non-interest expenses and a higher effective rate for the provision for income taxes. The higher diluted earnings per common share for the 2003 nine month period compared to the comparable period in 2002, is primarily the result of higher net income. The lower net income for the three months ended September 30, 2003, compared to the three months ended September 30, 2002 reflects an increase in non-interest expenses and the effective rate for the provision for income taxes, as well as a decrease in net security gains, partially offset by higher net interest income and non-interest income, as well as a lower provision for credit losses. The lower diluted earnings per common share for the three month period ended September 30, 2003 compared to the same period in 2002 is primarily the result of lower net income.

A discussion of the factors impacting the changes in the various components of net income follows.

NET INTEREST INCOME
-------------------

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and nine month periods ended September 30, 2003, net interest income increased 3.8 percent and 4.1 percent to $19.2 million and $56.5 million from $18.5 million and $54.3 million for the three and nine month periods ended September 30, 2002, respectively. Net interest income increased in the current periods due to increases in the volume of earning assets, partially offset by decreases in both the net interest spread and margin on a tax equivalent basis.

The increase in net interest income for the three and nine months ended September 30, 2003 was primarily due to an increase in average earning assets of
26.7 percent to $2.63 billion and 22.9 percent to $2.48 billion from $2.07 billion and $2.01 billion, respectively. The growth was a result of increases in average net loans of $147.4 million (11.7 percent) and $151.1 million (12.3 percent), and average securities of $364.4 million (48.4 percent) and $284.5 million (38.7 percent), and average federal funds sold of $42.1 million (66.6 percent), and $26.5 million (52.1 percent) for the three and nine months ended September 30, 2003, respectively, as compared to the prior year periods. Net interest income also benefitted from increases in average earning assets over average interest bearing liabilities of $107.6 million (34.0 percent), and $89.8 million (29.9 percent) for the three and nine months ended September 30, 2003 compared to the September 30, 2002 periods.

The increase in net interest income was partially offset by a decrease in the net interest margin and the net interest spread on a tax equivalent basis. The net interest margin on a tax equivalent basis decreased to 3.01 percent and 3.13 percent for the three and nine months ended September 30, 2003, as compared to
3.70 percent and 3.72 percent for the comparable 2002 periods. The net interest spread on a tax equivalent basis decreased to 2.90 percent and 3.01 percent for the three and nine months ended September 30, 2003 as compared to 3.62 percent and 3.61 percent for the comparable 2002 periods.

The decrease in net interest margin on a tax equivalent basis was primarily due to a greater reduction in yields on average earning assets, as compared to interest bearing liabilities, to 4.99 percent and 5.20 percent for the three and nine months ended September 30, 2003, as compared to 6.15 percent and 6.22 percent for the comparable 2002 periods, respectively. The decrease in yields on earning assets for the three and nine months ended September 30, 2003, as compared to the 2002 comparable periods, primarily consisted of a decrease in yields on net loans from 6.82 percent and 6.84 percent to 6.12 percent and 6.25 percent, and average securities from 5.40 percent and 5.49 percent to 3.91 percent and 4.10 percent, respectively.

The cost of interest bearing liabilities, including demand deposits, for the three and nine months ended September 30, 2003 decreased to 2.16 percent and
2.28 percent from 2.65 percent and 2.73 percent for the 2002 comparable periods. The decrease in the cost of interest bearing liabilities for the three and nine months ended September 30, 2003, as compared to the 2002 comparable periods, was primarily due to decreases in the costs of interest bearing deposits from 2.19 percent and 2.27 percent to 1.61 percent and 1.70 percent, and the costs of borrowings from 4.97 percent and 5.07 percent to 3.90 percent and 4.17 percent, respectively.

Net interest income has been negatively affected by the continued low interest rate environment and the net interest spread and margin on a tax equivalent basis will remain compressed if the current rate environment continues. The Company's balance sheet is positioned as asset sensitive in the short-term and will benefit in a rising interest rate environment. Net interest income will be negatively affected in the fourth quarter of 2003 by the suspension of the FHLB dividend. The Company's investment in FHLB stock at September 30, 2003 was $35.7 million, and it has received $0.4 million and $1.1 million of dividend income for the three and nine month periods ended September 30, 2003, respectively. The FHLB has given no assurance as to when the dividend will resume.

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

The Company has also taken advantage of opportunities during the nine months ended September 30, 2003 to realize gains on available-for-sale securities that most likely would have been called or prepaid at par value. Security gains of $8.4 million were realized for the nine months ended September 30, 2003 period as compared to $1.7 million for the 2002 period. The Company did not realize gains during the three months ended September 30, 2003, as compared to $0.3 million during the 2002 period. The Company's investment portfolio has been restructured and is well positioned with a combination of fixed and floating rate securities. Although the net interest margin will remain under pressure in the low interest rate environment, the Company has used its strong capital position to prudently leverage the balance sheet resulting in increased levels of net interest income. The Company believes the addition of floating rate securities is prudent to protect against rising interest rates, while the inclusion of fixed rate securities with reasonable periods of call protection will mitigate the adverse effects on interest income if interest rates remain low.

PROVISION FOR CREDIT LOSSES
---------------------------

The provision for credit losses decreased $199,000 to $0.4 million and $1.1 million to $2.1 million for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The decrease in the provision for the three and nine month 2003 periods was primarily attributable to an improvement in credit quality of the loan portfolio as compared to the three and nine months ended September 30, 2002. The Company's non-performing assets to total assets decreased to 0.24 percent at September 30, 2003 from 0.67 percent at September 30, 2002. During the three and nine months ended September 30, 2003, net charge-offs totaled $0.1 million and $1.8 million as compared to $0.1 million and $2.1 million for the prior 2002 periods, respectively. The 2003 net charge-offs primarily resulted from a $1.7 million partial charge-off of a real estate construction loan on nonaccrual status. The net charge-offs for the 2002 period was primarily due to a $0.6 million charge-off related to the settlement of the Bennett Funding Group loan and related litigation, and the $1.3 million partial charge-off of the real estate construction loan.

Nonaccrual loans were $7.1 million and $16.0 million at September 30, 2003 and 2002, respectively, compared to $12.5 million at December 31, 2002. Total nonaccrual loans primarily consists of a real estate construction loan that was $12.4 million at December 31, 2002, reduced to $7.0 million at September 30, 2003 due to principal paydowns and the $1.7 million charge-off, partially offset by advances to complete the project.

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

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment on the banking industry, geographic and customer concentrations in the loan portfolio, and review of historical loss experience. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance is considered appropriate to absorb losses inherent in the credit portfolio at September 30, 2003.

A substantial portion (88.7 percent at September 30, 2003) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for credit losses established in 2003 and 2002 and the related allowance for loan losses reflects net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

NON-INTEREST INCOME
-------------------

Non-interest income increased for the three months ended September 30, 2003 by $0.1 million to $2.1 million compared to the 2002 comparable period. The increase was primarily attributed to an increase in loan arrangement and prepayment fees ($275,000), service charges on deposit accounts ($209,000), and fee income on debit cards ($29,000), partially offset by a decrease in gains on sale of securities ($335,000) and non-traditional investment product sales ($23,000). For the nine month period ended September 30, 2003, non-interest income increased by $7.6 million to $14.1 million from $6.5 million for the 2002 comparable period. The increase was primarily due to increases in net security gains of $6.7 million, service charges on deposit accounts ($422,000), loan arrangement and prepayment fees ($202,000) fees on debit cards and brokered loans ($96,000), and fee income from nontraditional products ($38,000).

NON-INTEREST EXPENSES
---------------------

Non-interest expenses increased $1.0 million (10.2 percent) to $11.1 million and $4.2 million (14.3 percent) to $33.5 million for the three and nine month periods ended September 30, 2003 from the comparable periods in 2002, respectively. The primary reason for these increases results from higher levels of salaries and benefits, occupancy expenses, advertising and business development, professional fees, communications expense, amortization of intangibles and other expense categories related to credit cards and insurance fees.

Salaries and employee benefits, the largest component of non-interest expense, increased by $677,000, or 11.1 percent, and $2,490,000, or 14.1 percent, during the three and nine month periods ended September 30, 2003 compared to the prior year periods. The increase occurred due to additional personnel employed by the Company primarily to support deposit and loan growth, including the establishment of two full-service Bank branches during 2003. In addition, salaries and employee benefits increased because of additional expenses related to incentive compensation and bonus plans, medical plans, and payroll taxes. Increases in salaries and employee benefits expense were partially offset by a decrease ($168,000) in the accrual related to post-retirement medical benefits for former Tappan Zee Financial, Inc. officers for the 2003 periods as compared to prior year periods, as well as an increase in the deferral for loan origination expenses for the nine month 2003 period as compared to the 2002 period.

Significant changes in the other components of non-interest expense for the three and nine month periods ended September 30, 2003, respectively, compared to the prior year periods, were due to the following:

o Increase of $147,000 (9.4 percent) and $404,000 (8.6 percent) in occupancy and equipment expense. The increase in both periods is primarily due to higher depreciation expense, real estate taxes on new branch locations, and other occupancy related costs associated with new branch locations and investments in technology.

o Increase of $63,000 (12.0 percent) and $488,000 (34.0 percent) in advertising and business development. The increase reflects an increase in marketing costs that include television advertising to support increases in market share in existing and new markets, as well as additional costs to expand customer relationships.

o Increase of $14,000 (4.0 percent) and $207,000 (23.7 percent) in professional fees. The increase is due to higher consulting fees for both 2003 periods and higher legal fees related to a non-performing real estate construction loan and an increase in Director fees for the 2003 nine month and related 2002 comparable period.

o Increase of $33,000 (12.4 percent) and $119,000 (15.1 percent) in communications expense. The increase relates to higher costs from additional data lines to support the Bank's communications infrastructure and new locations.

o Increase of $26,000 (11.5 percent) and $83,000 (12.2 percent) in amortization of intangibles. The increase reflects amortization of an additional intangible asset acquired from the acquisition of a branch in the fourth quarter of 2002.

o Increase of $44,000 (5.4 percent) and $397,000 (16.4 percent) in other expenses. The increases are primarily due to increases in technology related services, credit card operational expenses, directors and officers liability insurance premiums, and Internet fees.

INCOME TAXES
------------

The effective income tax rates for the three and nine month periods ended September 30, 2003 were 36.2 percent and 35.5 percent compared to 33.7 percent and 34.2 percent, respectively, for the prior periods in 2002. The higher effective income tax rate for the 2003 periods, primarily reflects a decrease in the proportion of tax exempt income to total income compared to the prior 2002 periods.

As a result of a reduction in taxable income for New York State tax purposes, the Company has established a valuation allowance in the amount of $1.5 million to reserve for that amount of the State net deferred tax asset totaling $1.8 million that is more likely than not, in management's judgement, not realizable.

U.S.B. HOLDING CO., INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------  -----------------------------------------------------------

Quantitative and qualitative disclosures about market risk at December 31, 2002 were reported in the Company's 2002 Annual Report to Stockholders. There have been no material changes in the Company's market risk exposures at September 30, 2003 compared to December 31, 2002. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially, all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into for trading purposes. The Company does not use derivative financial instruments, such as interest rate swaps and caps extensively, and has not been party to any derivative financial instruments during the nine months ended September 30, 2003.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at September 30, 2003 as compared to December 31, 2002. The Company's "Static Gap" at September 30, 2003 was a positive cumulative $314.8 million in the one year time frame compared to a positive cumulative $246.4 million at December 31, 2002. If interest rates were to gradually increase 200 basis points or decrease 50 basis points (normally 200 basis points during periods of higher interest rates) from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

U.S.B. HOLDING CO., INC.
ITEM 4. CONTROLS AND PROCEDURES
------  -----------------------

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's chief executive officer and chief financial officer as of September 30, 2003, prior to the filing of this Quarterly Report on Form 10-Q. The chief executive officer and chief financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms. There was no change to the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(10)(ab) Amendment No. 2 to the Key Employees' Supplemental Investment Plan dated September 1, 2003.*

(10)(ac) Amendment No. 1 to the Key Employees' Diversified Investment Plan dated September 1, 2003.*

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

(B)     REPORTS ON FORM 8-K

        The Company filed a report on Form 8-K on July 22, 2003 regarding the 2003 second quarter earnings. Selected Company financial information was included in such Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on November 13, 2003.

                            U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales                           /s/ Steven T. Sabatini
------------------------------------          ---------------------------
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