Form 10-K
period 2003-12-31
USB HOLDING CO INC
filed 2004-03-12
CIK 707805

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003       COMMISSION FILE NUMBER 1-12811

                            U.S.B. HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)

                              --------------------

                 DELAWARE                                  36-3197969
   -------------------------------------              -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


 100 DUTCH HILL RD., ORANGEBURG, NEW YORK                    10962
 ----------------------------------------             --------------------
 (Address of principal executive offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (845) 365-4600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 Name of each exchange on
       Title of each Class                           which registered
 ------------------------------                 --------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: |X| No: |_|

         Class                              Outstanding at February 27, 2004
         -----                              --------------------------------
      COMMON STOCK                                  19,533,526 SHARES
   ($0.01 PAR VALUE)

The aggregate market value of the voting stock held by nonaffiliates of the registrant on June 30, 2003 was approximately $180.7 million, computed by reference to the closing price on the New York Stock Exchange composite tape of $16.91 per share of Common Stock on June 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2003 are incorporated by reference in Part II of this report.

Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed are incorporated by reference in Part III of this report.

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

         Union State Bank (the "Bank"), the Company's commercial banking subsidiary, is a New York chartered commercial bank established in 1969. The Bank offers a wide range of banking services to individuals, municipalities, corporations, and small and medium-size businesses through its 25 retail banking facilities located in Rockland and Westchester Counties, and one location each in Stamford, Connecticut, Manhattan, New York City, and Goshen, Orange County, New York. The Bank also has loan production offices located in Rockland County, Westchester County and Orange County, and Stamford, Connecticut. The Bank's corporate offices are located in Rockland County. The Bank's products and services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial, personal, residential, construction, home equity (second mortgage), and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities, and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs), lock-box services, and Internet banking. The deposits of the Bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act of 1950, as amended ("FDIA").

         In 1997, the Bank established two nonbank wholly-owned subsidiaries. Dutch Hill Realty Corp. owns and manages problem assets and real estate acquired in foreclosure from the Bank. U.S.B. Financial Services, Inc. offers sales of various financial products, such as mutual funds, stocks and bonds, annuities, and life insurance in conjunction with an arrangement with a third party brokerage and insurance firm specializing in bank financial product sales.

         USB Delaware Inc. is a Delaware passive investment company established by the Bank on September 12, 2003. USB Delaware Inc. was established for the purpose of managing the Bank's investment in TPNZ Preferred Funding Corporation ("TPNZ").

         TPNZ is a wholly-owned subsidiary of USB Delaware Inc. TPNZ qualifies as a Real Estate Investment Trust for income tax purposes. TPNZ was formed in 1998 to manage certain mortgage-backed securities and mortgage loans, substantially all of which were previously owned by the Bank and Tarrytowns Bank, FSB ("Tarrytowns"), which was acquired in August 1998 and merged into the Bank in April 1999.

         In February 1997, the Company established Union State Capital Trust I, a Delaware business trust, and in July 2001 and June 2002, established Union State Statutory Trust II and USB Statutory Trust III, respectively, which are Connecticut business trusts (collectively the "Trusts"). The Trusts were established solely for the purpose of issuing Capital Securities and purchasing subordinated debt from the Company with the proceeds. Refer to Note 10 to the Consolidated Financial Statements for further detail.

         The Company also has a nonbank subsidiary, Ad Con, Inc., which is currently inactive.

         The Company fully utilizes its website, www.unionstate.com, to advertise the Bank's products, list information about its locations, and make available, free of charge, its Securities and Exchange Act filings, including the Annual Report on Form 10-K, and other public releases as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

EMPLOYEES

         As of December 31, 2003, the Company employed a total of 351 full-time and 34 part-time employees. The Company and its subsidiaries provide a variety of benefit plans, including incentive bonus, group life, health, and stock ownership plans. Management considers its employee relations to be satisfactory.

COMPETITION

         The Bank's headquarters and fourteen of its branch offices are currently located in Rockland County, New York. Eleven of the Bank's branch offices are located in Westchester County, New York. The Bank also has a branch location in Stamford, Connecticut, Manhattan, New York City, and Goshen, Orange County, New York, as well as an office that closes loans and disburses funds in Tarrytown, New York, Goshen, Orange County, New York, and Stamford, Connecticut. The Company's current deposits constitute a market share that are approximately
17.4 percent and 2.2 percent of Rockland and Westchester deposits, respectively.

         The Bank is the largest bank headquartered in the Hudson Valley and has been successful in its penetration of the Rockland and Westchester markets and more recently, the Stamford, Connecticut, and Orange County, New York, markets. The Bank believes it is able to attract and retain customers because of its knowledge of local markets, competitive products, and the ability of professional staff to provide a high degree of service to customers. Within its market area, the Bank encounters competition from many other financial institutions offering comparable products. These competitors include other commercial banks (both locally based independent banks and major New York City commercial banks) and savings banks, as well as mortgage bankers, savings and loan associations, and credit unions. In addition, the Bank experiences competition in marketing some of its services from the local operations of insurance companies, brokerage firms, and other financial institutions.

         The Company expects to continue to expand by opening new retail branches enhancing computerized and telephonic delivery channels, and expanding loan originations in its market area. Acquisitions of other smaller financial institutions and branches will be considered to supplement growth in the Company's present and contiguous markets. Acquisitions of other nonbank financial institutions will also be considered to expand the Company's product offerings.

SUPERVISION AND REGULATION

         The references under this heading to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules, and regulations.

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

         The BHC Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is engaging in, or acquiring shares of a company engaged in, activities found by the FRB, by order or regulations, to be so closely related to banking or the management of banks as to be a proper incident thereto. Activities determined by the FRB to be so closely related to banking within the meaning of the BHC Act include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The FRB also has determined that under the BHC Act certain other activities, including real estate brokerage and syndication, land development, property management, and underwriting of life insurance unrelated to credit transactions, are not closely related to banking and therefore are not a proper incident thereto.

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

         Historically, the BHC Act has restricted the business activities and acquisitions that may be engaged in or made by the Company. The enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which became effective on March 11, 2000, permits bank holding companies to elect to be treated as "financial holding companies." If the Company should elect to become a financial holding company, the business activities and acquisitions or investments that may be engaged in will be significantly expanded. A financial holding company is authorized to engage in any activity that is financial in nature or incidental to an activity that is financial in nature or is a complementary activity. These activities include insurance, securities transactions, and traditional banking related activities.

         The GLB Act also authorizes a state bank to have a financial subsidiary that engages, as a principal, in the same activities that are permitted for a financial subsidiary of a national bank if the state bank meets eligible criteria and special conditions for maintaining the financial subsidiary. The GLB Act designates the FRB as the umbrella supervisor of financial holding companies and adopts a system of functional regulation where the primary regulator is determined by the nature of the activity rather than the type of institution. If the Company should elect to become a financial holding company, the Company may be subject to supervision from different governmental agencies. As of the date hereof, the Company has made no determination to elect to be treated as a financial holding company and, accordingly, will still be subject to the BHC Act.

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

         There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary Bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2003, the Bank could have declared additional dividends of approximately $57.9 million to the Company without prior regulatory approval.

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

         The Bank is organized under the Banking Law of the State of New York. Its operations are subject to Federal and state laws applicable to commercial banks and to extensive regulation, supervision and examination by the Superintendent of Banks and the Banking Board of the State of New York, as well as by the Federal Deposit Insurance Corporation ("FDIC"), as its primary Federal regulator and insurer of deposits. The New York Superintendent of Banks and the FDIC periodically examine the affairs of the Bank for the purpose of determining its financial condition and compliance with laws and regulations.

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

         The Company is subject to risk-based capital and leverage guidelines issued by the FRB. The Bank, whose deposits are insured by the FDIC, are subject to similar guidelines. These guidelines are utilized to evaluate capital adequacy. The regulatory agencies are required by law to take specific prompt corrective actions with respect to banks that do not meet minimum capital standards. As of December 31, 2003, the Bank was classified as "well capitalized" for regulatory purposes. See "Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Note 12 to the Consolidated Financial Statements.

         Federal laws and regulations also limit, with certain exceptions, the ability of banks to engage in activities or make equity investments that are not permissible for national banks. The Company does not expect such provisions to have a material adverse effect on the Bank or the Company.

SARBANES-OXLEY ACT OF 2002

         On July 29, 2002, Congress passed the Sarbanes-Oxley Act of 2002 (the "Act"), which provides for extensive new regulations regarding corporate governance, auditor independence and oversight, and other related matters. Among other things, the Act requires: the establishment of a Public Company Accounting Oversight Board to monitor the audit profession with respect to audits of public companies; establishment of audit independence standards; establishment of corporate responsibility standards that include rules and regulations with respect to audit committees and corporate responsibility for financial reports; disclosures and assessment of internal controls; and increases in corporate and criminal fraud accountability that sets forth white collar crime penalty enhancements. The Act also requires the Company to name and disclose the Company's Audit Committee financial expert or explain why no such Audit Committee financial expert has been named.

         In conjunction with the Act's requirements, the SEC and New York Stock Exchange have issued numerous rules and regulations, which have various implementation dates. The Company has complied with all such rules and regulations to date and will continue to comply with all rules and regulations as they become effective.

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

         In view of changing conditions in the national economy and the financial markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made by the Company as to possible future changes in interest rates, deposit levels, loan demand, investments, or their effect on the business and earnings of the Company and the Bank.

ITEM 2.       PROPERTIES

         The main office of the Company and the Bank, including the Executive Offices, Finance, Commercial Loan, Residential Mortgage, Credit Administration, Legal, Compliance, Human Resources, Facilities/Security, Internal Audit, Operations Center, Customer Call Center, Transit and Data Processing Departments, and Marketing Departments, is located at its Corporate Headquarters building, which is owned by the Bank at 100 Dutch Hill Road, Orangeburg, New York. The Bank's main branch and Consumer Loan and Credit Card departments are located at 46 College Avenue, Nanuet, New York in premises that are leased by the Bank. The Bank also has loan production offices that may originate loans and disburse funds located at 660 White Plains Road in Tarrytown, New York, and 999 Bedford Street, Stamford, Connecticut, which premises are leased, and 50 North Church Street, Goshen, New York, which premises is owned.

         In addition to the main branch in Nanuet, the Bank operates 13 retail banking branches in Rockland County, New York: 270 South Little Tor Road, New City; 87 Route 59, Monsey; 115 South Main Street, New City; 45 Kennedy Drive, Spring Valley; 35 South Liberty Drive, Stony Point; One Broadway, Haverstraw; Route 9W and Railroad Avenue, West Haverstraw; 338 Route 59, Central Nyack; 230 North Middletown Road, Pearl River; 747 Chestnut Ridge Road, Chestnut Ridge; 65 Dutch Hill Road, Orangeburg; 59 Route 59, Suffern and 4 North Main Street, Spring Valley. The premises of the Little Tor Road, 45 Kennedy Drive, Spring Valley, Central Nyack, Chestnut Ridge and Orangeburg branch offices are leased, while the other Rockland branch offices are owned by the Bank.

         The Bank also operates 11 retail banking branches in Westchester County, New York: 131 Central Avenue, Tarrytown; 75 North Broadway, Tarrytown; 299 Bedford Road, Bedford Hills; 3000 East Main Street, Cortlandt Manor; 28 Le Count Place, New Rochelle; 313 Main Street, Eastchester; 270 Martine Avenue, White Plains; 88 Croton Avenue, Ossining, which are owned, and leased locations at 76 Virginia Road, North White Plains; 1779 Central Park Avenue, Yonkers; and 2500 Central Park Avenue, Yonkers. The Bank also operates retail banking branches at 11 East 22nd Street, New York, New York, and 999 Bedford Street, Stamford, Connecticut, both of which are leased, and 50 North Church Street, Goshen, New York, which is owned.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION AND HOLDERS

         The Company's common stock was held of record as of February 27, 2004 by 1,348 registered stockholders and has been listed on the New York Stock Exchange since December 28, 1999. Prior to such listing, the Company's common stock was traded on the American Stock Exchange since April 16, 1997, and prior to that in the over-the-counter market and in private transactions.

         The common stock price information that follows is based on transactions as reported by the New York

Stock Exchange. Prices quoted, adjusted for the 5 percent stock dividend distributed in September 2003, are as follows:

--------------------------------------------------------------------------------


                                     2003                    2002
                                 HIGH          LOW        High            Low
--------------------------------------------------------------------------------
First Quarter                  $17.48       $14.09      $16.19         $11.90
Second Quarter                  17.10        15.19       19.62          14.24
Third Quarter                   18.99        16.71       18.16          15.08
Fourth Quarter                  20.10        17.95       18.14          15.90
First Quarter 2004, through
      February 27, 2004         24.30        19.32
-------------------------------------------------------------------------------

         A summary of the Director and Employee Equity Compensation Plans approved by security holders as of December 31, 2003 is included in Item 12.

DIVIDENDS

         The Board of Directors of the Company has adopted a policy of paying quarterly cash dividends to holders of its common stock. In 2003, quarterly cash dividends per share were paid as follows: $0.095 to stockholders of record on March 31 and June 30, and $0.10 to stockholders of record on September 30 and December 31. In 2002 quarterly cash dividends were paid as follows: $0.086 to stockholders of record on March 29, June 28, and September 30, and $0.095 to stockholders of record on December 31.

         A stock dividend of 5 percent was declared by the Company for stockholders of record on September 12, 2003 and distributed on September 26, 2003.

         Any funds that the Company may require in the future to pay cash dividends, as well as various Company expenses, are expected to be obtained by the Company chiefly in the form of cash dividends from the Bank and secondarily from the issuance of stock under Director and Employee Stock Option Plans. The ability of the Company to declare and pay dividends in the future will depend not only upon its future earnings and financial condition, but also upon the future earnings and financial condition of the Bank and its nonbank subsidiaries and upon the ability of the Bank to transfer funds to the Company primarily in the form of cash dividends. The Company is a separate and distinct legal entity from its subsidiaries. The Company's right to participate in any distribution of the assets or earnings of its subsidiaries is subject to prior claims of creditors of the subsidiaries.

         Under New York Banking Law, a New York bank may declare and pay dividends not more often than quarterly and no dividends may be declared, credited, or paid so long as there is any impairment of capital stock. In addition, except with the approval of the New York State Superintendent of Banks, the total of all dividends declared in any year may not exceed the sum of a bank's net profits for that year and its undistributed net profits for the preceding two years, less any required transfers to surplus. A bank may be required to transfer to surplus up to 10 percent of its net profits in any accounting period if its combined capital stock, surplus, and undivided profit accounts do not equal 10 percent of its net deposit liabilities. At December 31, 2003, the Bank could pay dividends of $57.9 million to the Company without having to obtain prior regulatory approval.

         The Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the subordinated debt or related Capital Securities issued in June 2002, July 2001, and February 1997, or if the Company elects to defer payment for up to five years as permitted under the terms of each subordinated debenture and Capital Securities.

         The payment of dividends by the Company may also be limited by the FRB's capital adequacy and dividend payment guidelines applicable to bank holding companies (see Item 1 - Business - Supervision and Regulation). Under these guidelines, the Company may not pay any dividends on shares of the Company's common stock until such time as its debt to equity ratio (as defined, including long-term debt qualifying as capital) is below 30 percent.

ITEM 6.       SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference from the table entitled "Selected Financial Data" of the Company's 2003 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference from the Company's 2003 Annual Report to Stockholders.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated by reference from the Company's 2003 Annual Report to Stockholders.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference from the Company's 2003 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.      CONTROLS AND PROCEDURES

         The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the SEC. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer as of December 31, 2003. The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined by Exchange Act Rules 13a- 15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

         The information required by Items 11, 13, and 14, and certain information required by Items 10 and 12 are incorporated by reference from the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders that will be filed with the Commission not later than 120 days after December 31, 2003.

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

         The Company has named the Chairman of the Audit Committee, Mr. Edward
T. Lutz, as the Audit Committee financial expert. The Company carefully evaluated the experience of Mr. Lutz in relation to specific criteria established by the SEC for determination of Audit Committee financial experts. Mr. Lutz meets the qualifications for independent Audit Committee member as defined by the SEC.

         Included as exhibits to this Annual Report on Form 10-K are the Code of Conduct and Code of Ethics applicable to Financial Officers and the Chief Executive Officer. A copy of the Code of Conduct, Corporate Practices and Principles and charters of Board committees, and the Annual Report on Form 10-K, and quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (after it electronically files such material with or furnishes it to the SEC) can be obtained upon request, free of charge, from the Company's Corporate Headquarters. The Company will include on its website upon the filing of the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, the Code of Conduct, Code of Ethics applicable to Financial Officers and the Chief Executive Officer, Corporate Governance Practices and Principles, and charters of Board committees of the Company.

         Additional information required by Item 10 is incorporated by reference from the Company's definitive Proxy Statement for its 2004 Annual Stockholders' Meeting to be filed with the SEC not later than 120 days after December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         A summary of the Director and Employee Equity Compensation Plans approved by security holders as of December 31, 2003 is as follows:

                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

------------------------------------------------------------------
                                                       NUMBER OF
                                                       SECURITIES
                    NUMBER OF                          REMAINING
                  SECURITIES TO      WEIGHTED-       AVAILABLE FOR
                    BE ISSUED        AVERAGE             FUTURE
                      UPON           EXERCISE          ISSUANCE
                   EXERCISE OF       PRICE OF        UNDER EQUITY
     PLAN          OUTSTANDING     OUTSTANDING       COMPENSATION
   CATEGORY          OPTIONS         OPTIONS             PLANS
------------------------------------------------------------------

Director
plans                523,266         $11.95          163,064
------------------------------------------------------------------
Employee
plans              2,458,424         $13.06          747,488
------------------------------------------------------------------

TOTAL              2,981,690         $12.87          910,552
------------------------------------------------------------------

         The Company has no compensation plans not previously approved by stockholders. Additional information required by Item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 2004 Annual Stockholders' Meeting to be filed with the SEC not later than 120 days after December 31, 2003.

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON
              FORM 8-K

(a) Documents Filed as a Part of this Report:

1. AND 2. FINANCIAL STATEMENTS AND SCHEDULES

         The following financial statements of the Company and its subsidiaries are incorporated in Item 8 by reference to the Company's 2003 Annual Report to
Stockholders:

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED STATEMENTS OF CONDITION, DECEMBER 31, 2003 AND 2002

CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

(4)(g) Indenture dated June 26, 2002 between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as trustee, (incorporated herein by reference to Registrant's 2002 Second Quarter 10-Q, Exhibit (4)(g)).

(4)(h) Guarantee Agreement dated June 26, 2002 by and between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as Trustee for the holders of Capital Securities of USB Statutory Trust III, (incorporated herein by reference to Registrant's 2002 Second Quarter 10-Q, Exhibit
                (4)(h)).

(4)(i) Amended and Restated Declaration of Trust of USB Statutory Trust III, (incorporated herein by reference to Registrant's 2002 Second Quarter 10-Q, Exhibit (4) (i)).

(10)(a) Agreement of Employment dated as of November 16, 2003 between the Company and the Bank and Thomas E. Hales.*

(10)(b) Agreement of Employment dated as of November 16, 1998 and as amended November 8, 2000 between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 ("2000 Third Quarter 10-Q"), Exhibit (10)(b)).

(10)(c) Amendment to Employment Agreement as of October 25, 2001 between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's 2001 Third Quarter 10-Q, Exhibit (10)(c)).



10)(d)          Agreement of Employment dated as of November 16,
                1998 and as amended November 8, 2000 between the Company and the Bank and Steven T. Sabatini (incorporated herein by reference to Registrant's 2000 Third Quarter 10-Q, Exhibit
                (10)(c)).

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

(10)(u)         Deferred Compensation Plan for Directors of
                Tarrytowns Bank, FSB (Incorporated herein by reference to the Registration Statement on Form
                S-1 (file No 33-94128) filed on June 30, 1995,
                as amended, Exhibit 10.7).
                Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc., and recipients of stock options granted pursuant to the Employees
(10)(v) Stock Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

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

(10)(z) U.S.B. Holding Co., Inc. Executive Incentive Bonus Plan as amended February 24, 1999

                (incorporated herein by reference to Registrant's Proxy Statement filed April 27, 1999).

(10)(aa) Asset Purchase and Liability Assumption Agreement dated as of June 14, 2002, by and between Union State Bank and Fourth Federal Savings Bank (incorporated herein by reference to Registrant's 2002 Second Quarter 10-Q, Exhibit (10)(z)).

(10)(ab)        Amendment No. 2 to the Key Employees' Supplemental
                Investment Plan dated September 1, 2003 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 ("2003 Third Quarter 10-Q"), Exhibit (10) (ab)).

(10)(ac)        Amendment No. 1 to the Key Employees' Diversified
                Investment Plan dated September 1, 2003 (incorporated by reference to the Registrant's 2003 Third Quarter 10-Q, Exhibit
                (10) (ab)).

(14)(a)         Business Code of Conduct*

(14)(b) Code of Ethics applicable to Financial Officers and the Chief Executive Officer.*

(13) Registrant's Annual Report to Stockholders for the year ended December 31, 2003* (portions incorporated herein by reference to Form 10-K).

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

(32) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

                 *  Filed Herewith

(b) Reports on Form 8-K

         The Company filed a report on Form 8-K on October 24, 2003 regarding the 2003 third quarter earnings. Selected Company financial information was included in such Form 8-K.

(c) Exhibits

         See exhibit list above.

(d) Financial Statements Required by Regulation S-X

         All of the financial statements of the Company's subsidiaries, all of which are directly or indirectly wholly-owned, are factored in the Consolidated Financial Statements included herein. The Company does not have any affiliates whose securities are pledged as collateral.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2004.



                                            U.S.B. HOLDING CO., INC.


                                            /s/ THOMAS E. HALES
                                            -----------------------------------
                                            By:     Thomas E. Hales,
                                                    Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 11, 2004.



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
Howard V. Ruderman, Director                                  Kenneth J. Torsoe, Director


Independent Auditors' Report
-------------------------------------------------------------------------------










TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
U.S.B. HOLDING CO., INC.

We have audited the accompanying consolidated statements of condition of U.S.B. Holding Co., Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of U.S.B. Holding Co., Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.





/s/ Deloitte & Touche LLP

February 20, 2004
Stamford, Connecticut

Management Report
-------------------------------------------------------------------------------

February 20, 2004



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

The financial statements have been audited by an independent accounting firm, Deloitte & Touche LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on page 11.

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

Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America and, for Union State Bank, in conformity with the Call Report Instructions as of December 31, 2003. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America, and for its bank subsidiary, the Call Report Instructions as of December 31, 2003.

-------------------------------------------------------------------------------







COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with those designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Union State Bank has complied, in all material respects, with the designated safety and soundness laws and regulations referred to above for the year ended December 31, 2003.





                          /s/ Thomas E. Hales            /s/ Steven T. Sabatini
                          -------------------            ----------------------
                          Thomas E. Hales                Steven T. Sabatini
                          Chairman, President and        Senior Executive
                          Chief Executive Officer        Vice President and
                                                         Chief Financial Officer

Independent Accountants' Report
-------------------------------------------------------------------------------







TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
U.S.B. HOLDING CO., INC.

We have examined management's assertion, included in the accompanying Management Report, that U.S.B. Holding Co., Inc. (the "Company") maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and for the Company's bank subsidiary, Union State Bank, the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income ("Call Report Instructions") as of December 31, 2003 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

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

In our opinion, management's assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America and, for its bank subsidiary, Union State Bank, the Call Report Instructions as of December 31, 2003 is fairly stated, in all material respects, based on the criteria established in the COSO Report.





/s/ Deloitte & Touche LLP

February 20, 2004
Stamford, Connecticut

Consolidated Statements of Condition
December 31, 2003 and 2002
U.S.B. HOLDING CO., INC.
-------------------------------------------------------------------------------

                                                                                          (000's, except share data)
 ASSETS                                                                                      2003           2002
-------------------------------------------------------------------------------------------------------------------
 Cash and due from banks                                                              $    57,451     $    66,301
 Federal funds sold                                                                        10,000          24,500
 -------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents                                                                 67,451          90,801
 Interest bearing deposits in other banks                                                      25              20
 Securities:
      Available for sale (at estimated fair value)                                      1,081,380         775,509
      Held to maturity (estimated fair value of $240,752 in 2003
        and $281,424 in 2002)                                                             237,998         274,894
 Loans, net of allowance for loan losses of $14,757 in 2003
      and $14,168 in 2002                                                               1,433,923       1,336,273
 Premises and equipment, net                                                               15,353          11,299
 Accrued interest receivable                                                               15,721          12,412
 Federal Home Loan Bank of New York stock                                                  30,594          25,144
 Other assets                                                                              24,017          16,514
 -------------------------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                                                         $ 2,906,462     $  2,542,866
 ===================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 -------------------------------------------------------------------------------------------------------------------
 LIABILITIES:
 Non-interest bearing deposits                                                          $ 296,133       $ 260,012
 Interest bearing deposits                                                              1,478,916       1,291,775
 -------------------------------------------------------------------------------------------------------------------
 Total deposits                                                                         1,775,049       1,551,787
 Accrued interest payable                                                                   6,599           5,738
 Dividend payable                                                                           1,949           1,850
 Accrued expenses and other liabilities                                                     8,467          10,167
 Securities transactions not yet settled                                                      924         263,090
 Securities sold under agreements to repurchase                                           788,632         393,205
 Federal Home Loan Bank of New York advances                                              104,873         110,889
 Subordinated debt issued in connection with/and Corporation-Obligated
          mandatory redeemable capital securities of subsidiary trusts                     51,548          50,000
 -------------------------------------------------------------------------------------------------------------------
 TOTAL                                                                                  2,738,041       2,386,726
 -------------------------------------------------------------------------------------------------------------------
 Minority-interest junior preferred stock of consolidated subsidiary                          128             129
 Commitments and contingencies (Notes 6 and 16)
 STOCKHOLDERS' EQUITY:
 Preferred stock, no par value
      Authorized shares: 10,000,000; no shares outstanding in 2003 and 2002                    --              --
 Common stock, $0.01 par value
      Authorized shares: 50,000,000
      Issued shares: 20,924,504 in 2003 and 19,802,296 in 2002                                209             198
 Additional paid-in capital                                                               159,628         140,054
 Retained earnings                                                                         31,655          28,648
 Treasury stock at cost, 1,436,714 shares in 2003 and 1,300,716 shares in 2002            (18,225)        (15,777)
 Common stock held for benefit plans                                                       (2,491)         (1,984)
 Deferred compensation obligation                                                           2,327           1,691
 Accumulated other comprehensive (loss) income                                             (4,810)          3,181
 -------------------------------------------------------------------------------------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                                               168,293         156,011
 -------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 2,906,462     $ 2,542,866
 ===================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Income
Years Ended December 31, 2003, 2002, and 2001
U.S.B. HOLDING CO., INC.
------------------------------------------------------------------------------

                                                                                          (000's, except share data)
                                                                                      2003               2002              2001
 -----------------------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME:
 Interest and fees on loans                                                    $    86,056        $    84,591       $    85,515
 Interest on federal funds sold                                                        638                822             1,936
 Interest and dividends on securities:
       U.S. government agencies                                                     24,520             16,867            14,992
       Mortgage-backed securities                                                   15,583             17,822            24,130
       Obligations of states and political subdivisions                              3,303              3,591             3,374
       Corporate and other                                                               8                781               156
 Interest on deposits in other banks                                                     1                  9                10
 Dividends on Federal Home Loan Bank of New York stock                               1,106                936             1,927
 -----------------------------------------------------------------------------------------------------------------------------------
 Total interest income                                                             131,215            125,419           132,040
 -----------------------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE:
 Interest on deposits                                                               23,793             27,624            50,662
 Interest on borrowings                                                             26,957             21,913            17,522
 Interest on subordinated debt issued in connection with/and
           Corporation - Obligated mandatory redeemable
           capital securities of subsidiary trusts                                   3,441              3,367             2,532
 -----------------------------------------------------------------------------------------------------------------------------------
 Total interest expense                                                             54,191             52,904            70,716
 -----------------------------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME                                                                77,024             72,515            61,324
 Provision for credit losses                                                         2,513              4,109             1,684
 -----------------------------------------------------------------------------------------------------------------------------------
 Net interest income after provision for credit losses                              74,511             68,406            59,640
 -----------------------------------------------------------------------------------------------------------------------------------
 NON-INTEREST INCOME:
 Service charges and fees                                                            3,940              3,343             3,517
 Other income                                                                        3,725              3,018             2,686
 Gains on securities transactions                                                    8,383              6,405             2,064
 -----------------------------------------------------------------------------------------------------------------------------------
 Total non-interest income                                                          16,048             12,766             8,267
 -----------------------------------------------------------------------------------------------------------------------------------
 NON-INTEREST EXPENSES:
 Salaries and employee benefits                                                     27,081             24,070            21,164
 Occupancy and equipment                                                             6,877              6,254             6,247
 Advertising and business development                                                2,697              2,002             1,895
 Professional fees                                                                   1,414              1,391             1,273
 Communications                                                                      1,306              1,092               967
 Stationery and printing                                                               774                797               831
 FDIC insurance                                                                        274                271               280
 Amortization of intangibles                                                         1,015                923               904
 Other expense                                                                       3,802              3,460             2,719
 -----------------------------------------------------------------------------------------------------------------------------------

 Total non-interest expenses                                                        45,240             40,260            36,280
 -----------------------------------------------------------------------------------------------------------------------------------
 Income before income taxes                                                         45,319             40,912            31,627
 Provision for income taxes                                                         16,031             13,878            10,866
 -----------------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                                    $    29,288        $    27,034       $    20,761
 ===================================================================================================================================
 BASIC EARNINGS PER COMMON SHARE                                               $      1.50        $      1.40       $      1.08
 ===================================================================================================================================
 DILUTED EARNINGS PER COMMON SHARE                                             $      1.46        $      1.36       $      1.05
 ===================================================================================================================================
 WEIGHTED AVERAGE COMMON SHARES                                                 19,463,330         19,331,251        19,223,764
 ===================================================================================================================================
 ADJUSTED WEIGHTED AVERAGE COMMON SHARES                                        20,018,708         19,949,910        19,682,897
 ===================================================================================================================================

 See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002, and 2001
U.S.B. HOLDING CO., INC.
-------------------------------------------------------------------------------

                                                                                                       (000's)
                                                                                         2003            2002            2001
 ---------------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income                                                                       $    29,288      $   27,034      $   20,761
 Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses                                                       2,513           4,109           1,684
      Depreciation and amortization                                                     3,104           2,749           2,841
      Amortization of premiums on securities - net                                        850           1,432           1,449
      Deferred income tax (benefit) provision, net                                     (4,882)         (3,256)         11,407
      Gains on securities transactions                                                 (8,383)         (6,405)         (2,064)
      Non-cash benefit plan expense                                                       424             357             330
 Proceeds from sales of loans                                                              --             227              --
 (Increase) decrease in accrued interest receivable                                    (3,726)         (1,909)          3,955
 Increase (decrease) in accrued interest payable                                          861          (1,506)           (466)
 Other - net                                                                              247           1,346            (170)
 ---------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                             20,296          24,178          39,727
 ---------------------------------------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Proceeds from sales of securities available for sale                                 423,073         207,151         176,048
 Proceeds from principal paydowns, redemptions and maturities of:
      Securities available for sale                                                   495,551         215,749         162,739
      Securities held to maturity                                                     181,125         215,916         210,746
 Purchases of securities available for sale                                        (1,540,370)       (476,146)       (361,639)
 Purchases of securities held to maturity                                             (96,115)       (191,793)       (283,650)
 Net (purchases) redemptions of Federal Home Loan Bank of New York stock               (5,450)         (4,329)         13,324
 Net proceeds from Fourth Federal Savings Bank branch acquisition
       (net liabilities assumed $15,491)                                                   --          14,557              --
 Net (increase) decrease in interest bearing deposits in other banks                       (5)            270            (269)
 Net increase in loans outstanding                                                   (100,163)       (182,075)        (84,439)
 Purchases of premises and equipment - net                                             (3,760)         (1,782)         (1,281)
 ---------------------------------------------------------------------------------------------------------------------------------
 Net cash used for investing activities                                              (646,114)       (202,482)       (168,421)
 ---------------------------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Net increase in non-interest bearing deposits, NOW, money market
      and savings accounts                                                            153,325          94,935          83,580
 Increase (decrease) in time deposits, net of withdrawals and maturities               69,937          15,404        (147,109)
 Net increase (decrease) in securities sold under agreements to repurchase -
      short-term                                                                      280,427             (74)            765
 Net increase in proceeds from Federal Home Loan Bank of New York advances -
      short-term                                                                       10,500              --              --
 Proceeds from securities sold under agreements to repurchase - long-term             115,000          90,000          87,000
 Proceeds from Federal Home Loan Bank of New York advances - long-term                     --              --         100,000
 Repayment of securities sold under agreements to repurchase - long-term                   --              --         (10,000)
 Repayment of Federal Home Loan Bank of New York advances - long-term                 (16,516)         (3,402)         (3,439)
 Net proceeds from issuance of Corporation-Obligated mandatory redeemable
      capital securities of subsidiary trusts                                              --           9,673          19,364
 Redemption from sale of junior preferred stock of consolidated subsidiary                 (1)             (1)             (2)
 Cash dividends paid                                                                   (7,633)         (6,843)         (5,709)
 Proceeds from exercise of common stock options                                         1,652             577             243
 Purchases of treasury stock                                                           (4,223)           (985)         (1,069)
 ---------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                            602,468         199,284         123,624
 ---------------------------------------------------------------------------------------------------------------------------------
 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (23,350)         20,980          (5,070)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          90,801          69,821          74,891
 ---------------------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                           $    67,451      $   90,801      $   69,821
 =================================================================================================================================
 SUPPLEMENTAL DISCLOSURES:
 ---------------------------------------------------------------------------------------------------------------------------------
 Interest paid                                                                    $   (53,330)     $  (54,410)     $  (71,182)
 ---------------------------------------------------------------------------------------------------------------------------------
 Income tax payments                                                                  (19,396)        (14,587)           (159)
 ---------------------------------------------------------------------------------------------------------------------------------
 Change in shares held in trust for deferred compensation                                (636)           (220)           (322)
 ---------------------------------------------------------------------------------------------------------------------------------
 Change in deferred compensation obligation                                               636             220             322
 ---------------------------------------------------------------------------------------------------------------------------------
 Change in accumulated other comprehensive (loss) income                               (7,991)            456           2,348
 ---------------------------------------------------------------------------------------------------------------------------------
 Purchases of treasury stock related to exercise of stock options                      (1,940)         (1,493)         (1,341)
 ---------------------------------------------------------------------------------------------------------------------------------
 Non-cash exercise of stock options and related tax benefit                             2,834           1,702           1,644
 ---------------------------------------------------------------------------------------------------------------------------------
 Issuance of treasury stock related to the exercise of stock options                    3,715             179             187
 ---------------------------------------------------------------------------------------------------------------------------------
 Purchase of securities held to maturity not yet settled, including interest
      receivable                                                                          924         263,090              --
 ---------------------------------------------------------------------------------------------------------------------------------
 Payment for available for sale securities not yet settled at beginning of
      period, including interest receivable                                          (263,090)             --              --
 ---------------------------------------------------------------------------------------------------------------------------------
 Transfer of securities held to maturity to available for sale securities                  --              --           9,592
 ---------------------------------------------------------------------------------------------------------------------------------
 Transfer of available for sale securities to held to maturity securities              46,941              --              --
 ---------------------------------------------------------------------------------------------------------------------------------
 Transfer of fixed assets under construction (other assets) at beginning of the
      period to premises and equipment - net                                            2,383              --              --
 ---------------------------------------------------------------------------------------------------------------------------------
 Exchange of Tappan Zee Financial, Inc. common shares to treasury stock                    --             (97)             --
 =================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2003, 2002, and 2001
U.S.B. HOLDING CO., INC.
------------------------------------------------------------------------------

                                                                           (000's, except share data)
 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Common
                                 Common  Common                                    Stock                 Accumulated
                                  Stock   Stock  Additional                     Held for      Deferred         Other         Total
                                 Shares     Par     Paid-in  Retained  Treasury  Benefit  Compensation Comprehensive Stockholders'
                            Outstanding   Value     Capital  Earnings     Stock    Plans    Obligation  Income (Loss)       Equity
 ----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT
  JANUARY 1, 2001            16,591,111  $  175    $111,942   $17,116  $(11,158) $(1,431)      $   856      $    377      $117,877
 Net income                          --      --          --    20,761        --       --            --            --        20,761
 Other comprehensive income:
    Net unrealized securities
     gain arising during the
     year, net of taxes
     of $2,381                       --      --          --        --        --       --            --         3,353         3,353
    Reclassification adjustment
     of net gain for securities
     sold, net of taxes of $713      --      --          --        --        --       --            --        (1,005)       (1,005)
                                                                                                        ---------------------------
    Other comprehensive income       --      --          --        --        --       --            --         2,348         2,348
                                                                                                                      -------------
 Total comprehensive income          --      --          --        --        --       --            --            --        23,109
 Cash dividends:
    Common ($0.30 per share)         --      --          --    (5,685)       --       --            --            --        (5,685)
    Junior preferred stock           --      --          --       (11)       --       --            --            --           (11)
 Ten percent common stock
    dividend                  1,774,860      17      23,694   (23,724)       --       --            --            --           (13)
 Ten percent common stock
    dividend on treasury
    stock                      (104,713)     --          --        --        --       --            --            --            --
 Common stock options exercised
    and related  tax benefit    306,573       3       1,884        --       187       --            --            --         2,074
 Purchases of treasury stock   (188,485)     --          --        --    (2,410)      --            --            --        (2,410)
 Amortization of RRP awards          --      --          10        --        --       21            --            --            31
 ESOP shares committed to be
    released                         --      --          97        --        --      131            --            --           228
 Deferred compensation               --      --          --        --        --     (322)          322            --            --
 ----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT
  DECEMBER 31, 2001         118,379,346     195     137,627     8,457   (13,381)  (1,601)        1,178         2,725       135,200
 Net income                          --      --          --    27,034        --       --            --            --        27,034
 Other comprehensive income:
    Net unrealized securities
     gains arising during the
     year, net of taxes
     of $1,643                       --      --          --        --        --       --            --         2,346         2,346
    Reclassification
     adjustment of net
     gains for securities
     sold, net of taxes
     of $1,325                       --      --          --        --        --       --            --        (1,890)       (1,890)
                                                                                                        ---------------------------
    Other comprehensive income       --      --          --        --        --       --            --           456           456
                                                                                                                      -------------
 Total comprehensive income          --      --          --        --        --       --            --            --        27,490
 Cash dividends:
    Common ($0.35 per share)         --      --          --    (6,833)       --       --            --            --        (6,833)
    Junior preferred stock           --      --          --       (10)       --       --            --            --           (10)
 Common stock options exercised
    and related tax benefit     286,485       3       2,276        --       179       --            --            --         2,458
 Purchases of treasury stock   (164,251)     --          --        --    (2,575)      --            --            --        (2,575)
 ESOP shares committed to be
    released                         --      --         151        --        --      130            --            --           281
 Deferred compensation               --      --          --        --        --     (513)          513            --            --
 ----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT
  DECEMBER 31, 2002          18,501,580     198     140,054    28,648   (15,777)  (1,984)        1,691         3,181       156,011
 Net Income                          --      --          --    29,288        --       --            --            --        29,288
 Other comprehensive
    income (loss):
     Net unrealized
      securities loss
      arising during the
      year, net of tax
      benefit of $3,688              --      --          --        --        --       --            --        (5,336)       (5,336)
     Reclassification
      adjustment of net
      gains for securities
      sold, net of taxes
       of $1,835                     --      --          --        --        --       --            --        (2,655)       (2,655)
                                                                                                        ---------------------------
     Other comprehensive
      income (loss)                  --      --          --        --        --       --            --        (7,991)       (7,991)
                                                                                                                      -------------
 Total comprehensive income          --      --          --        --        --       --            --                      21,297
 Five percent common stock
    dividend                    994,545      10      18,638   (18,663)       --       --            --            --           (15)
 Five percent common stock
    dividend on
    treasury stock              (70,401)     --          --        --        --       --            --            --            --
 Cash dividends:
     Common ($0.39 per share)        --      --          --    (7,608)       --       --            --            --        (7,608)
     Junior preferred stock          --      --          --       (10)       --       --            --            --           (10)
 Common stock options exercised
    and related tax benefit     429,751       1         770        --     3,715       --            --            --         4,486
 Purchases of treasury stock   (367,685)     --          --        --    (6,163)      --            --            --        (6,163)
 ESOP shares committed to be
    released                         --      --         166        --        --      129            --            --           295
 Deferred compensation               --      --          --        --        --     (636)          636            --            --
 ----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT
  DECEMBER 31, 2003          19,487,790  $  209    $159,628   $31,655  $(18,225) $(2,491)      $ 2,327      $ (4,810)     $168,293
 ==================================================================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
U.S.B. HOLDING CO., INC.
------------------------------------------------------------------------------

         Balance sheet information as of December 31, 2001, 2000 and 1999, and income statement information for the years ended December 31, 2000 and 1999 are not covered by the independent auditors' report included on page 11.

1. NATURE OF OPERATIONS

         U.S.B. Holding Co., Inc. (the "Company"), a Delaware corporation incorporated on July 6, 1982, is a bank holding company that provides financial services through its wholly-owned subsidiaries. The Company and its subsidiaries derive substantially all of their revenue and income from providing banking and related services primarily to customers in Rockland and Westchester Counties, New York City and Long Island, New York, Northern New Jersey and Southern Connecticut, as well as Orange, Putnam and Dutchess Counties, New York (the "Metropolitan area"). The Company is a separate and distinct legal entity from its subsidiaries.

         Union State Bank (the "Bank"), the Company's wholly-owned banking subsidiary, is a New York State chartered full-service commercial bank that was established in 1969. The Bank offers a complete range of community banking services to individuals, municipalities, corporations, and small and medium-size businesses at 27 locations in Rockland and Westchester counties, and one location in each of Stamford, Connecticut, Goshen, Orange County, New York, and New York City. The Bank's services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial loans, personal loans, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs), debit cards, lock-box services, and Internet banking.

         USB Delaware Inc. is a Delaware passive investment company established by the Bank on September 12, 2003. USB Delaware Inc. was established for the purpose of managing TPNZ Preferred Funding Corporation ("TPNZ").

         TPNZ is a wholly-owned subsidiary of USB Delaware Inc. TPNZ manages certain mortgage-backed securities and mortgage loans, substantially all of which were previously owned by the Bank and its former parent company, Tarrytowns Bank, FSB ("Tarrytowns"), which was acquired by the Company in August 1998 and merged into the Bank in April 1999. TPNZ qualifies as a Real Estate Investment Trust for income tax purposes.

         Dutch Hill Realty Corp. and U.S.B. Financial Services, Inc. are wholly-owned subsidiaries of the Bank. Dutch Hill Realty Corp. manages problem assets and real estate acquired in foreclosure by the Bank. U.S.B. Financial Services, Inc. sells mutual funds, annuities and life insurance products in conjunction with an agreement with a third party brokerage and insurance firm specializing in bank financial products.

         Union State Capital Trust I ("Trust I"), a Delaware business trust, and Union State Statutory Trust II ("Trust II") and USB Statutory Trust III ("Trust III"), both Connecticut business trusts, were established by the Company in 1997, 2001, and 2002, respectively. Trust I, Trust II, and Trust III (collectively the "Trusts") were established for the purpose of issuing Corporation-Obligated mandatory redeemable capital securities of subsidiary trusts ("Capital Securities") and acquiring junior subordinated debt from the Company (see Note 10).

         Ad Con, Inc., currently inactive, is a nonbank subsidiary of the Company.

2. ACQUISITION OF BANK BRANCHES

         On October 31, 2002, the Bank completed the acquisition of the Yonkers, New York, branch of Fourth Federal Savings Bank ("Fourth Federal"). The branch acquired had approximately $15.5 million in deposits that were assumed by the Bank. The Bank paid a premium of $0.9 million for the deposits acquired, which was recorded as an intangible asset. The premium is being amortized on a straight-line basis over an eight-year period, which is the estimated average life of the deposits assumed in the transaction.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank (including the Bank's wholly-owned subsidiaries: Dutch Hill Realty Corp.; U.S.B. Financial Services, Inc.; USB Delaware Inc. (from September 12, 2003); and TPNZ (which is a wholly-owned subsidiary of USB Delaware Inc.)), Trust I, Trust II, and Trust III (through the year ended December 31, 2002), and Ad Con, Inc. All intercompany accounts and transactions are eliminated in consolidation. The Consolidated Financial Statements do not include Trust I, Trust II, and Trust III as of December 31, 2003 as a result of the deconsolidation of the Trusts under Financial Accounting Standards Board ("FASB") Interpretation No. 46 and 46R, "Consolidation of Variable Interest Entities."

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

         Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and provision for credit losses. In connection with the determination of the allowance for loan losses and provision for credit losses, management obtains independent appraisals for significant properties that secure loans collateralized by real estate.

         SECURITIES: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the Consolidated Statements of Condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are included in accumulated other comprehensive income
(loss).

         The decision to sell securities available for sale is based on management's assessment of changes in economic or financial market conditions, interest rate risk, and the Company's financial position and liquidity. Estimated fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. Securities in an unrealized loss position are periodically evaluated for other than temporary impairment. Management considers the effect of interest rates, credit ratings and other factors on the valuation of such securities, as well as the Company's ability to hold such securities for the foreseeable future. The Company does not acquire any significant amount of securities for the purpose of engaging in trading activities.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an Amendment of SFAS 133, and as further amended by SFAS No. 149, "Amendment of Statements 133 on Derivative Instruments and Hedging Activities" (collectively, "SFAS No. 133"), the Company established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and be measured at fair value. This statement requires that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits changes in the fair value of derivatives to be either offset against the changes in the fair value of the hedged item through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

         The Company has not entered into any derivative instruments or hedging activities during the periods reported in the Company's Consolidated Financial Statements included in this Annual Report.

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

         Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is accreted as an adjustment of the loan portfolio yield over the estimated expected average life of the related loan type.

         ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is increased by charges to income through the provision for credit losses and decreased by charge-offs, net of recoveries of loans previously charged-off. Management also provides a reserve, which is included in other liabilities, related to contractually committed loans that have not yet been funded.

         A comprehensive evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function. Several aspects of the evaluation include: the identification and evaluation of past due loans, non-performing loans, impaired loans and potential problem loans; assessment of the current economic environment, applicable industries represented in the loan portfolio, and geographic and customer concentrations of the loan portfolio; and review of historical credit loss experience.

         Management believes that the allowance for loan losses appropriately reflects the risk elements inherent in the loan portfolio as of the balance sheet date. In management's judgment, the allowance is considered appropriate to absorb losses inherent in the loan portfolio. While management uses available information to recognize probable loan losses, future adjustments to the allowance may be necessary based on changes in economic conditions, particularly in the Company's primary service areas. Regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgment of information available to them at the time of their examination.

         A loan is recognized as impaired when it is probable that either principal and/or interest are not collectible in accordance with the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral if the loan is collateral dependent. If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses if the impairment is considered to be permanent. Homogenous loans such as residential mortgage, home equity, and installment loans are collectively evaluated for impairment.

         PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives (20 to 31 years for buildings and 3 to 10 years for furniture, fixtures and equipment) of the related assets. Amortization of leasehold improvements is computed on a straight-line basis over the estimated useful lives of the assets or, if shorter, the term of the applicable lease.

         OTHER REAL ESTATE OWNED ("OREO"): OREO includes properties acquired in full or partial satisfaction of loans. OREO properties are recorded at the lower of cost or estimated fair value, less estimated costs to sell. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Net costs of maintaining and operating foreclosed properties and any subsequent provisions for changes in valuation are charged or credited to operations when incurred. Gains and losses realized from the sale of OREO are included as part of other income or other non-interest expenses. Sales of OREO financed by the Bank are required to meet the Bank's underwriting standards.

         INCOME TAXES: The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting. Deferred income taxes are based on prevailing statutory regulations. Valuation allowances for net deferred tax assets are established when, in management's judgment, it is more likely than not that such net deferred tax asset will not be realized. The Company and its subsidiaries, with the exception of TPNZ, file a consolidated Federal income tax return. The Company and its subsidiaries, with the exception of TPNZ and USB Delaware Inc., file a combined New York State income tax return. The Bank files separate Connecticut State and New York City income tax returns. TPNZ files separate Federal and New York State income tax returns. USB Delaware Inc. is not subject to State of Delaware income tax under Delaware laws.

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

         Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company, reduced by common stock that could be repurchased by the Company with the assumed proceeds of such exercise or conversion. Diluted EPS is based on net income available to common stockholders divided by the weighted average number of common shares outstanding and common equivalent shares ("adjusted weighted average common shares"). Stock options granted but not yet exercised under the Company's stock option plans and restricted stock issued, but not yet vested, under the Company's recognition and retention stock plans are considered common stock equivalents for Diluted EPS calculations.

         ACCOUNTING FOR STOCK-BASED COMPENSATION: SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

         SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Procedure," amends SFAS 123 to provide alternate methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information.

         The Company provides stock option plans to the Company's Board of Directors, Tappan Zee Financial, Inc.'s ("Tappan Zee") (parent company of Tarrytowns, which was acquired by and merged into the Company in 1998) former Board of Directors and certain employees (see Note 17), for the purchase of Company common stock at prices at least equal to the fair value of the Company's common stock on the date of grant. All stock option plans have been approved by the stockholders of the Company. The Company has elected to continue to measure compensation expense for its stock based compensation plans under the recognition and measurement principles of APB No. 25, and to provide pro forma disclosures of compensation expense measured by the fair value based method as defined by SFAS No. 123. No stock based employee compensation is reflected in net income, as all options granted under the Company's plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

         Pro forma information of the Company's net income and basic and diluted earnings per common share, as required by SFAS No. 123, has been determined as if the Company had accounted for its stock options under the fair value method of that standard. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options' vesting period.

         The following table compares the Company's net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the years ended December 31, 2003, 2002, and 2001.

----------------------------------------------------------------
                                 (000's, except share data)
                                         Years Ended
                                         December 31,
                                   2003       2002         2001
------------------------------------------------------------------
Net income, as reported         $29,288    $27,034      $20,761
Less preferred stock
  Dividends                          10         10           11
Less total stock-based
  compensation expense
  determined under fair value
  based method for all awards,
  net of income tax               1,668      1,820        1,458
                              ------------------------------------
Pro forma net income            $27,610    $25,204      $19,292
  available to common
  stockholders
                              ====================================
Earnings per common share:
  Basic - as reported            $ 1.50     $ 1.40       $ 1.08
  Basic - pro forma                1.42       1.30         1.00
  Diluted - as reported          $ 1.46     $ 1.36       $ 1.05
  Diluted - pro forma              1.38       1.26         0.98
==================================================================

         To determine the fair value of options, the fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for Director Plan grants in 2003, 2002, and 2001, respectively: dividend yields of 2.52, 2.47, and
2.49 percent; volatility factors of the expected market price of the Company's common stock of 41.33, 41.93, and 40.01 percent; risk free interest rates of 2.47, 4.55, and 5.04 percent; and expected lives of 7.62, 7.91, and 5.67 years. The following weighted average assumptions were used for Employee Plan grants in 2003, 2002, and 2001, respectively: dividend yields of 2.52, 2.47, and 2.49 percent; volatility factors of the expected market price of the Company's common stock of 41.62, 42.00, and 40.39 percent; risk-free interest rates of 3.10, 4.68, and 4.74 percent; and expected lives of 8.96, 8.55, and 6.09 years

         REPORTING COMPREHENSIVE INCOME: Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by and distributions to owners.

         The Company's Statements of Comprehensive Income for the years ended December 31, 2003, 2002, and 2001 are presented as part of the Consolidated
Statements of Changes in Stockholders' Equity.

         ACCOUNTING FOR BUSINESS COMBINATIONS: SFAS No. 141, "Business Combinations" ("SFAS No. 141"), requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. The Company's adoption of SFAS No. 141 in 2001 did not have any impact on its Consolidated Financial Statements.

         GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles as goodwill, the reassessment of useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires an annual impairment test. The Company's adoption of SFAS No. 142 on January 1, 2002 did not have any impact on its Consolidated Financial Statements.

         At December 31, 2003 and 2002, total intangible assets, net of accumulated amortization, acquired in connection with branch acquisitions were $5.6 million and $6.7 million, respectively. These intangibles are being amortized over an eight-year period, the estimated life of the deposits assumed. The annual amortization expense for the remaining life of the intangibles will be approximately $1.0 million.

         ACQUISITION OF CERTAIN FINANCIAL INSTITUTIONS: In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions and Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS No. 147"). Except for transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of FASB Statement No. 72 and FASB Interpretation 9, and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions of financial institutions, except for two or more mutual enterprises.

         SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit card holder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and apparent loss recognition and measurement provisions that SFAS No. 144 requires along with assets that are held and used.

         The provisions of SFAS No. 147, which relate to the application of the purchase method of accounting and the accounting for the impairment or disposal of certain long-term customer relationship intangible assets, were effective on October 1, 2002. Transitional provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002, with earlier application permitted. There was no effect on the Company's Consolidated Financial Statements as a result of adopting the provisions of this statement on October 1, 2002.

         GUARANTORS ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition and measurement provisions were effective for guarantees made or modified after December 31, 2002. The disclosure provisions were effective for fiscal periods ending after December 15, 2002. The recognition, measurement, and disclosure provisions do not encompass commercial letters of credit and other loan commitments because those instruments do not guarantee payment of a money obligation and do not provide for payment in the event of default by the counterparty. The Company adopted the disclosure provisions of FIN No. 45 as of December 31, 2002. The Company's adoption of the recognition and measurement provisions of FIN No. 45 on January 1, 2003 did not have a significant impact on its Consolidated Financial Statements.

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 provides guidance on the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as Variable Interest Entities or "VIEs." FIN No. 46 requires the primary beneficiary of a VIE to consolidate the entity. For new entities, FIN No. 46 is effective January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN No. 46 for arrangements with VIEs existing prior to February 1, 2003 to fiscal periods ending after December 15, 2003. Subsequently, in December 2003, the FASB issued a revision of FIN No. 46 ("FIN 46R"), which replaced FIN No. 46, to address certain technical corrections and implementation issues that have arisen.

         Upon adoption of the provisions of FIN No. 46R, the Company was required to deconsolidate its Trusts, which have issued Capital Securities. Accordingly, the Consolidated Financial Statements as of December 31, 2003 reflect subordinated debt issued in connection with the Capital Securities, as well as an investment in common equity of the Trusts. As a result of this deconsolidation, the Federal Reserve is reviewing the regulatory implications of any accounting changes on the capital treatment of Capital Securities, and, if necessary or warranted, will provide further appropriate guidance (see Note 10).

         ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITIES: In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics for both liabilities and equity. SFAS No. 150 requires the classification in the Consolidated Statements of Condition of certain financial instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the Consolidated Statements of Condition. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 required the reclassification of Capital Securities to the liability section of the Consolidated Statements of Condition. Subsequently, upon adoption of FIN No. 46R, the Company deconsolidated the Trusts and recorded subordinated debt as previously discussed above. The Company's adoption of SFAS No. 150 did not have any other impact on its Consolidated Financial Statements.

         CONSOLIDATED STATEMENTS OF CASH FLOWS: For purposes of presenting the Consolidated Statements of Cash Flows, Cash and Cash Equivalents include cash and due from banks and federal funds sold.

         RECLASSIFICATIONS: Certain reclassifications have been made to prior year accounts to conform to the current year's presentation.

4. SECURITIES

         A summary of the amortized cost, related gross unrealized gains and losses of securities, and estimated fair value at December 31, 2003 and 2002 is as follows:

-----------------------------------------------------------------------------------------------------------
                                                                                (000's)
                                                                          GROSS         GROSS    ESTIMATED
                                                       AMORTIZED     UNREALIZED    UNREALIZED         FAIR
DECEMBER 31, 2003                                           COST          GAINS        LOSSES        VALUE
-----------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
U.S. government agencies                             $   637,582     $       30     $   6,034  $   631,578
Mortgage-backed securities                               450,381          1,000         3,295      448,086
Obligations of states and political subdivisions           1,400             84            --        1,484
Corporate securities                                         152             81             1          232
-----------------------------------------------------------------------------------------------------------
Total securities available for sale                  $ 1,089,515     $    1,195     $   9,330  $ 1,081,380
===========================================================================================================
HELD TO MATURITY:
U.S. government agencies                             $   164,821     $      748     $   1,733  $   163,836
Obligations of states and political subdivisions          73,177          4,118           379       76,916
-----------------------------------------------------------------------------------------------------------
Total securities held to maturity                    $   237,998     $    4,866     $   2,112  $   240,752
===========================================================================================================


                                                                                (000's)
                                                                          GROSS         GROSS    ESTIMATED
                                                       AMORTIZED     UNREALIZED    UNREALIZED         FAIR
DECEMBER 31, 2002                                           COST          GAINS        LOSSES        VALUE
-----------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
U.S. government agencies                             $   269,849     $    1,283     $     482  $   270,650
Mortgage-backed securities                               498,614          4,475             2      503,087
Obligations of states and political subdivisions           1,500             98            --        1,598
Corporate securities                                         136             56            18          174
-----------------------------------------------------------------------------------------------------------
Total securities available for sale                  $   770,099     $    5,912     $     502  $   775,509
===========================================================================================================
HELD TO MATURITY:
U.S. government agencies                             $   144,824     $    1,891     $      --  $   146,715
Mortgage-backed securities                                62,005            306            --       62,311
Obligations of states and political subdivisions          68,065          4,351            18       72,398
-----------------------------------------------------------------------------------------------------------
Total securities held to maturity                    $   274,894     $    6,548     $      18  $   281,424
===========================================================================================================

         During the years ended December 31, 2003, 2002, and 2001, gross realized gains from sales of securities available for sale were $8,383,000, $6,405,000, and $2,067,000. Gross realized losses for the year ended December 31, 2001 were $3,000. There were no gross realized losses during 2003 and 2002.

         The following tables present the amortized cost of securities at December 31, 2003, distributed based on contractual maturity or earlier call date for securities expected to be called, and unaudited weighted average yields computed on a tax equivalent basis. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties, and due to monthly principal payments and prepayments for mortgage-backed securities, which are distributed to a maturity category based on estimated average lives.



MATURITIES OF SECURITIES AVAILABLE FOR SALE
-----------------------------------------------------------------------------------------------------------------------------------
                                                          (000's, except percentages)
                                                        AFTER 1 BUT            AFTER 5 BUT
                                    WITHIN 1               WITHIN 5              WITHIN 10             AFTER 10
                                        YEAR                  YEARS                  YEARS                YEARS              TOTAL
 ----------------------------------------------------------------------------------------------------------------------------------
                                Amt.   Yield         Amt.     Yield        Amt.      Yield       Amt.     Yield     Amt.     Yield
 -----------------------------------------------------------------------------------------------------------------------------------
 U.S. government agencies:
      Fixed rate                $  --     --%    $  50,296    5.79%    $ 202,757      5.34%  $      --      --%   $ 253,053   5.43%
      Adjustable rate              --     --            --      --            --        --     384,529    3.16      384,529   3.16
 Mortgage-backed securities:
      Fixed rate                   --     --        45,139    4.67        80,253      4.92          --      --      125,392   4.83
      Adjustable rate             321   2.25       128,233    2.66       185,736      2.53      10,699    2.52      324,989   2.58
 Obligations of states and
    political subdivisions -
    Fixed rate                    476   7.39           689    7.81           235      8.88          --      --        1,400   7.85

 Other                             --     --            --      --            --        --         152    2.93          152   2.93
 -----------------------------------------------------------------------------------------------------------------------------------
 Total securities available
    for sale                   $  797   5.32%    $ 224,357    3.78%    $ 468,981      4.16%  $ 395,380    3.14%  $1,089,515   3.71%
 -----------------------------------------------------------------------------------------------------------------------------------
 Estimated fair value          $  805             $223,965             $ 461,775             $ 394,835           $1,081,380
 ===================================================================================================================================



MATURITIES OF SECURITIES HELD TO MATURITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                          (000's, except percentages)
                                                        AFTER 1 BUT            AFTER 5 BUT
                                    WITHIN 1               WITHIN 5              WITHIN 10             AFTER 10
                                        YEAR                  YEARS                  YEARS                YEARS              TOTAL
 ----------------------------------------------------------------------------------------------------------------------------------
                                Amt.   Yield         Amt.     Yield        Amt.      Yield       Amt.     Yield     Amt.     Yield
 ----------------------------------------------------------------------------------------------------------------------------------
 U.S. government agencies:
      Fixed rate            $ 69,921    6.27%      $     --      --%     $ 94,900      5.45%  $     --      --%   $164,821    5.80%
 Obligations of states and
    political subdivisions -
      Fixed rate              10,658    5.17         14,179    7.71         3,294      7.43     45,046    6.87      73,177    6.81
 ----------------------------------------------------------------------------------------------------------------------------------
 Total securities held to
    maturity                $ 80,579    6.12%      $ 14,179    7.71%     $ 98,194      5.52%  $ 45,046    6.87%   $237,998    6.11%
 ----------------------------------------------------------------------------------------------------------------------------------
 Estimated fair value       $ 81,436               $ 15,196              $ 96,788             $ 47,332            $240,752
 ==================================================================================================================================

Yields on available for sale and held to maturity obligations of states and political subdivisions are presented on a tax equivalent basis.

      Securities having a total carrying amount of approximately $1,039.9 million at December 31, 2003 were pledged to secure public deposits, as required or permitted by law, letters of credit, and securities sold under agreements to repurchase transactions.

      The net unrealized losses on available for sale securities, net of income taxes, of $4.8 million is a component of other comprehensive loss, which is included in the stockholders' equity section of the Consolidated Statement of Condition.

      As of December 31, 2003, the security portfolio had gross unrealized losses of $11.4 million, of which $9.3 million and $2.1 million were related to available for sale securities and held to maturity securities, respectively.

      A summary of gross unrealized losses on securities, which have been in a continuous unrealizable loss position for less than 12 months, and those securities, which have been in a continuous loss position for 12 months or longer as of December 31, 2003, is as follows:

---------------------------------------------------------------------------------------------------------------------------
SECURITIES IN AN UNREALIZED LOSS POSITION THAT ARE NOT OTHER-THAN-TEMPORARILY IMPAIRED
---------------------------------------------------------------------------------------------------------------------------
                                          LESS THAN 12 MONTHS         12 MONTHS OR MORE                 TOTAL
---------------------------------------------------------------------------------------------------------------------------
                                                      UNREALIZED                  UNREALIZED                 UNREALIZED
                                        FAIR VALUE        LOSSES    FAIR VALUE        LOSSES   FAIR VALUE        LOSSES
---------------------------------------------------------------------------------------------------------------------------
U.S. government agencies                  $674,776        $7,767         $  --          $ --     $674,776       $ 7,767
Mortgage backed securities                 301,838         3,295            --            --      301,838         3,295
Obligations of states and
political subdivisions                      10,817           379            --            --       10,817           379
Corporate securities                            --            --            31             1           31             1
---------------------------------------------------------------------------------------------------------------------------
TOTAL TEMPORARILY IMPAIRED
  SECURITIES                              $987,431       $11,441         $  31          $  1     $987,462       $11,442
===========================================================================================================================

      The Company's U.S. government agency and mortgage-backed securities that are in an unrealized loss position at December 31, 2003 are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. A nominal amount of issuances are from local municipalities. These issuances are bond or tax anticipation notes of the municipalities, and due to the nominal amount of securities, are not considered material. The unrealized loss on corporate securities is related to an investment in common stock of an S&P 500 corporation.

      At December 31, 2003, the number of securities in an unrealized loss position included 21 U.S. government agencies, 24 mortgage-backed securities, 33 obligations of states and political subdivisions, and one corporate security. The temporary impairment on securities of less than 12 months is due to the higher interest rate environment at December 31, 2003 as compared to the periods in which the securities were initially purchased. The higher interest rates at December 31, 2003 resulted in a decline in the market value of the securities. The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment. Management does not consider the temporary impairment of the securities to be severe due to the high credit quality, insurance provided by private insurance companies, and the ability of the Company to hold such securities for the foreseeable future.

      The temporary impairment on securities of 12 months or more is due to the lower market value of the common stock at December 31, 2003, as compared to the period when the common stock was purchased. The temporary impairment will fluctuate as the common stock investment is continually valued by factors in the market place. Management does not consider the temporary impairment of the security to be severe due to the nominal amount of the security.

5. LOANS

         Major classifications of loans at December 31 are as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                      (000's)
                                                      2003            2002             2001            2000             1999
-------------------------------------------------------------------------------------------------------------------------------
Time and demand loans                           $  139,018      $  132,199       $  125,508      $  120,346         $104,114
Installment loans                                    8,570          10,174           12,311          17,597           19,994
Credit card                                          5,631           5,760            6,577           7,273            7,794
Real estate loans
   - Commercial                                    615,061         568,894          501,943         433,579          401,265
   - Residential                                   238,707         230,267          211,942         195,258          174,525
   - Construction and land development             381,107         348,151          266,041         269,041          185,641
   - Home equity                                    60,539          55,190           46,607          43,855           33,986
Other                                                4,934           4,017            3,885           2,774            2,863
-------------------------------------------------------------------------------------------------------------------------------
Gross loans                                      1,453,567       1,354,652        1,174,814       1,089,723          930,182
Deferred net commitment fees                        (4,887)         (4,211)          (3,868)         (2,942)          (2,679)
-------------------------------------------------------------------------------------------------------------------------------
Total loans                                      1,448,680       1,350,441        1,170,946       1,086,781          927,503
Allowance for loan losses                          (14,757)        (14,168)         (12,412)        (11,338)         (10,687)
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS, NET                                $1,433,923      $1,336,273       $1,158,534      $1,075,443         $916,816
===============================================================================================================================

         At December 31, 2003 and 2002, there were no loans or commitments to close loans that were held for sale. The Bank sold one residential mortgage loan to the Federal Home Loan Mortgage Corporation ("FHLMC") totaling $0.2 million in 2002. No loans were sold during 2003 and 2001.

         A substantial amount of the Company's commercial and residential lending activities are with customers located in the Company's primary service areas of Rockland and Westchester Counties, New York, as well as the remainder of the Metropolitan area. A substantial portion of the Company's customers' net worth is dependent on real estate values in the primary service areas.

         Credit policies, applicable to each type of lending activity, have been established, to evaluate the creditworthiness of each customer and, in most cases, require collateral to be pledged and personal guarantees. Generally, credit extension does not exceed 80 percent of the estimated fair value of the collateral at the date of extension (with occasional exceptions at the discretion of management), depending on the evaluation of the borrower's creditworthiness. The fair value of collateral, primarily real estate, is monitored on an ongoing basis. While collateral provides a secondary source of repayment, the primary source of repayment is ordinarily based on the borrower's ability to generate continuing cash flow, which is a principal underwriting criteria for approving a loan.

         A summary of the allowance for loan losses for the years ended December 31 is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (000's, except percentages)
                                                             2003            2002            2001             2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
Total loans                                            $1,448,680      $1,350,441      $1,170,946       $1,086,781        $927,503
-----------------------------------------------------------------------------------------------------------------------------------
Net loans outstanding at year end                       1,433,923       1,336,273       1,158,534        1,075,443         916,816
-----------------------------------------------------------------------------------------------------------------------------------
Average net loans outstanding during the year           1,391,689       1,245,697       1,101,091        1,003,279         815,709
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance at beginning of the year                          $14,168         $12,412         $11,338          $10,687          $8,889
Provision for credit losses charged to expense              2,513           4,109           1,684            3,125           2,285
Reclassification of provision for credit losses
     related to unfunded loan commitments and
     classified as other liabilities                          (39)           (161)           (336)              --              --
-----------------------------------------------------------------------------------------------------------------------------------
                                                           16,642          16,360          12,686           13,812          11,174
-----------------------------------------------------------------------------------------------------------------------------------
Charge-offs and recoveries during the year:
Charge-offs:
     Real estate                                           (1,783)         (1,352)            (65)          (2,376)             (9)
     Time and demand                                           --             (43)            (56)             (18)           (162)
     Installment                                             (249)           (839)           (237)            (229)           (394)
Recoveries:
     Real estate                                               72              --              --               --              --
     Time and demand                                           --              --              16               60              16
     Installment                                               75              42              68               89              62
-----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs during the year                            (1,885)         (2,192)           (274)          (2,474)           (487)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at year end                                       $14,757         $14,168         $12,412          $11,338         $10,687
-----------------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average net loans
     outstanding during the year                             0.14%           0.18%           0.02%            0.25%           0.06%
Ratio of allowance for loan losses to total loans
     outstanding at year end                                 1.02%           1.05%           1.06%            1.04%           1.15%
Ratio of provision for credit losses to net
     charge-offs (times)                                     1.33            1.87            6.15             1.26            4.69
===================================================================================================================================

        A summary of the Company's nonaccrual and restructured loans, OREO, and related interest income not recorded on nonaccrual loans as of and for the years ended December 31 is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (000's, except percentages)
                                                             2003            2002            2001             2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans at year end                               $6,130         $12,484         $20,703          $19,720          $2,618
OREO at year end                                               --              34              34               34              34
Restructured loans at year end                                142             147             152              155             562
Additional interest income that would have been
   recorded if these borrowers had complied with
   contractual loan terms                                     404             895           1,316              455              85
Non-performing assets to total assets at year end            0.21%           0.49%           1.02%            1.05%           0.16%
===================================================================================================================================

         Substantially all of the nonaccruing loans are collateralized by real estate. At December 31, 2003, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances, except as further described below with respect to a real estate construction loan in the amount of $5.5 million, for which the remaining amount to be loaned is up to $0.2 million

         At December 31, 2003, loans, which are not on nonaccrual status, that management believes were potential problem loans that may result in their being placed on nonaccrual status in the near future were not significant. Accruing loans that are contractually past due 90 days or more at December 31, 2003 are immaterial.

         At December 31, 2003 and 2002, the recorded investment in loans that are considered to be impaired approximated $5.6 million and $12.6 million, of which $5.5 million and $12.5 million, respectively, were in nonaccrual status. The average recorded investment in impaired loans for the years ended December 31, 2003, 2002, and 2001 was approximately $9.1 million, $18.3 million, and $20.0 million, respectively. For the years ended December 31, 2003, 2002, and 2001 interest income recognized by the Company on impaired loans was not material.

         As applicable, each impaired loan has a related allowance for loan losses. The total allowance for loan losses specifically allocated to one impaired (real estate construction) loan with a balance of $5.5 million and $12.4 million was $0.2 million and $2.2 million as of December 31, 2003 and 2002, respectively.

         In November 2000, the Company reclassified a real estate construction loan in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. As a result of the impairment of this loan, $2.2 million was charged-off in the fourth quarter of 2000, reducing the loan balance to $17.5 million. During the year ended December 31, 2001, "protected advances" of $0.6 million were made in connection with payments of real estate taxes and common charges and, through an agreement with the borrower, $1.4 million was loaned to the borrower for completion of the project, which further increased the balance to $19.5 million as of December 31, 2001.

         At December 31, 2002, the recorded loan balance was $12.4 million, which was reduced by principal payments of $9.6 million and charge-offs of $1.4 million made during 2002. Additional financing was provided on the nonperforming real estate construction loan of $3.9 million in 2002.

         At December 31, 2003, the recorded loan balance was $5.5 million, which was reduced by principal payments, partially offset by advances to complete construction and maintain operations of the project of $5.1 million, and charge-offs of $1.8 million during 2003. Construction of the condominium units, which secure the loans, was completed in 2003. The Company has provided a specific allocation of the allowance for loan losses of $0.2 million for this loan as of December 31, 2003. The loan is also personally guaranteed by the principals, however, such guarantees have not been considered in determining the amount of charge-offs or allowance for loan losses applicable to this loan.

         As of March 4, 2004, three condominium units remain unsold (out of an original 83 units). Of the remaining three units, two are under contract and the remaining unit is being actively marketed for sale. The Bank continues to proceed with foreclosure of its $2.9 million mortgage on other real estate that also collateralizes the loan, and to pursue its claim against the borrower and guarantors for any deficiency.

         At December 31, 2001, the Bank had $0.3 million of outstanding loans, collateralized by cash and lease receivables, to Bennett Funding Group ("Bennett"), which filed for bankruptcy protection in 1996. During the first quarter 2002, the Bank reached a settlement agreement with the Bankruptcy Trustee for the Bennett loan, which settled all claims against the Bankruptcy Estate and the Bank, including dismissal of any remaining fraudulent conveyance claims against the Bank. As a result, during 2002 the Bank charged off the remaining $0.3 million of the Bennett loan, and in addition, made a settlement payment of $0.3 million to the Bankruptcy Estate.

         A summary of impaired loans by loan amount, loan type and measurement method is as follows:

----------------------------------------------------------------------------------------------------------------
                                                                      (000's)
                                                                As of December 31,
                                                    2003                                       2002
                                    -----------------------------------         ---------------------------------
                                    PRESENT VALUE            FAIR VALUE          Present Value         Fair Value
                                      OF EXPECTED                    OF            of Expected                 of
                                       CASH FLOWS            COLLATERAL             Cash Flows         Collateral
----------------------------------------------------------------------------------------------------------------
Real estate - commercial                  $ 2,606              $ 2,900                 $ 9,532            $2,950
Real estate - secured                          --                  142                      --               147
----------------------------------------------------------------------------------------------------------------
Totals                                    $ 2,606               $3,042                 $ 9,532            $3,097
================================================================================================================

6. PREMISES AND EQUIPMENT

         A summary of premises and equipment at December 31 is as follows:

------------------------------------------------------------------------------------------------------
                                                            2003         (000's)                  2002
------------------------------------------------------------------------------------------------------
Land                                                     $ 4,190                               $ 3,066
Buildings                                                 10,487                                 7,629
Leasehold improvements                                       138                                   138
Furniture, fixtures and equipment                          7,141                                 6,551
------------------------------------------------------------------------------------------------------
                                                          21,956                                17,384
Less accumulated depreciation and amortization             6,603                                 6,085
------------------------------------------------------------------------------------------------------
Premises and equipment, net                              $15,353                               $11,299
======================================================================================================

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

         Rent expense for premises and equipment was $999,000 in 2003, $993,000 in 2002, and $928,000 in 2001.

         The Bank leases a portion of its owned properties to tenants under operating leases and recorded rental income of approximately $264,000 in 2003, $237,000 in 2002, and $250,000 in 2001.

         As of December 31, 2003 future minimum lease payments are as follows:

 --------------------------------------------------------------
         YEARS ENDING DECEMBER 31,                 (000's)
 --------------------------------------------------------------
                     2004                           $ 968
                     2005                             928
                     2006                             677
                     2007                             606
                     2008                             541
               After 2008                             882
 --------------------------------------------------------------
       Total minimum lease payments               $ 4,602
 ==============================================================

As of December 31, 2003 future minimum lease receipts are as follows:

 -------------------------------------------------------------
         YEARS ENDING DECEMBER 31,                (000's)
 -------------------------------------------------------------
                    2004                           $ 240
                    2005                             144
                    2006                              24
                    2007                              25
                    2008                              --
 -------------------------------------------------------------
     Total minimum lease receipts                  $ 433
 =============================================================

7. DEPOSITS

         A summary of deposits at December 31 is as follows:

 -------------------------------------------------------------------------------------------------------------------
                                                                                                        (000's)
                                                                                            2003               2002
 -------------------------------------------------------------------------------------------------------------------
 NON-INTEREST BEARING DEPOSITS:
 Individuals, partnerships, and corporations                                          $  275,089         $  228,491
 Certified and official checks                                                            12,907             26,989
 States and political subdivisions                                                         8,137              4,532
 -------------------------------------------------------------------------------------------------------------------
 Total non-interest bearing deposits                                                     296,133            260,012
 -------------------------------------------------------------------------------------------------------------------
 INTEREST BEARING DEPOSITS:
 NOW accounts                                                                            110,123             96,010
 Money market accounts                                                                   176,132             76,079
 Savings deposits                                                                        435,373            451,578
 States and political subdivisions - NOW, money market, and savings deposits              43,825             24,582
 Time deposits of individuals, partnerships, corporations                                500,917            457,157
 Brokered time deposits                                                                   25,000                 --
 States and political subdivisions - time deposits                                       101,041            103,915
 IRA's and Keogh's                                                                        86,505             82,454
 -------------------------------------------------------------------------------------------------------------------
 Total interest bearing deposits                                                       1,478,916          1,291,775
 -------------------------------------------------------------------------------------------------------------------
 Total deposits                                                                       $1,775,049         $1,551,787
 ===================================================================================================================

         Time deposits, including IRA's and Keogh's, time deposits of states and political subdivisions, and brokered time deposits, classified by time remaining to maturity for each of the five years following December 31, 2003 are as follows:

-----------------------------------------------------------
                                               (000's)
-----------------------------------------------------------
Less than 12 months                           $505,857

Over 12 months through 24 months                94,699

Over 24 months through 36 months                46,582

Over 36 months through 48 months                38,854

Over 48 months through 60 months                27,471
-----------------------------------------------------------
Total                                         $713,463
===========================================================

         At December 31, 2003 and 2002, certificates of deposit, brokered time deposits, and other time deposits of $100,000 or more totaled $291,300,000, and $259,128,000, respectively. These time deposits of $100,000 or more include deposits of states and political subdivisions, which are acquired on a bid basis.

         At December 31, 2003, such deposits of $100,000 or more classified by time remaining to maturity were as follows:

-----------------------------------------------------------
                                                   (000's)
-----------------------------------------------------------
3 months or less                                  $121,364

Over 3 months through 6 months                      41,648

Over 6 months through 12 months                     40,426

Over 12 months                                      87,862
-----------------------------------------------------------
Total                                             $291,300
=============================================================

8. INCOME TAXES

         The components of the provision for income taxes for the years ended December 31 are as follows:

-----------------------------------------------------------
                                          (000's)
                             2003          2002        2001
-----------------------------------------------------------
FEDERAL:

     Current             $19,789        $15,000      $ (629)

     Deferred             (5,841)        (2,795)     10,383

STATE:

     Current               1,124          2,134          88

     Deferred               (589)          (461)      1,024

     Valuation
      allowance            1,548             --          --
-----------------------------------------------------------
Total                    $16,031        $13,878     $10,866
=============================================================

         The income tax provision includes income taxes related to gains on securities transactions of approximately $3,426,000, $2,638,000, and $857,000 for the years ended December 31, 2003, 2002, and 2001, respectively

         The income tax effects of temporary differences that give rise to the significant portions of the cumulative deferred tax asset (liability), net at December 31, 2003 and 2002 are as follows:

 ------------------------------------------------------------
                                                (000's)
                                           2003       2002
 ------------------------------------------------------------
 Allowance for loan losses and reserve
     for unfunded loan commitments      $ 6,250   $  5,882

 Deferred compensation and benefit
      plan expenses                       2,254      1,854

 Deferred loan fees, net                  1,821      1,721

 Sale of loans to subsidiary              1,181         --

 Accrued dividend                        (6,929)   (10,556)

 Depreciation and other, net              1,161        949

 Fair value adjustment, available for
      sale securities                     3,325     (2,229)

 State deferred tax valuation
      allowance, net of Federal tax
      benefit                            (1,006)        --
 ------------------------------------------------------------
 Total deferred tax asset
 (liability), net                       $ 8,057   $ (2,379)
 ============================================================

         The income tax effect on the fair value adjustment of available for sale securities is a component of accumulated other comprehensive income (loss).

         As a result of a reduction in taxable income for New York State tax purposes in 2003, the Company has established a valuation allowance in the amount of $1.5 million to reserve for that amount of the State net deferred tax asset totaling $1.9 million that is more likely than not, in management's judgment, not realizable. Management believes it is more likely than not that deferred tax assets in excess of the valuation allowance will be realized.

         The following is a reconciliation of the statutory Federal income tax rate to the effective income tax rate as a percentage of income before taxes for the years ended December 31:

 --------------------------------------------------------------
                                    2003     2002     2001
 --------------------------------------------------------------
 Statutory Federal income tax rate   35.0%   35.0%    35.0%

 Interest on tax exempt obligations
      of states and political
      subdivisions                   (2.3)   (2.7)    (3.1)

 State income taxes, net of Federal
      tax benefit                     0.8     2.7      2.3

 Valuation allowance                  2.2      --       --

 Other                               (0.3)   (1.1)     0.2
 --------------------------------------------------------------
 Effective tax rate                  35.4%   33.9%    34.4%
 ==============================================================
9. BORROWINGS AND LONG-TERM DEBT

         The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

         Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York ("FHLB") advances. Short-term securities sold under agreements to repurchase have original maturities of between one and 365 days. The Bank has borrowing availability under master security sale and repurchase agreements through four primary investment firms, the FHLB, and, to a lesser extent, its customers. At December 31, 2003, outstanding short-term repurchase agreements with: primary investment firms totaled $280.0 million at a weighted average interest rate of 1.16 percent and were collateralized by securities having an aggregate carrying value of $300.3 million and estimated fair value of $300.0 million; and customers totaled $1.6 million at a weighted average interest rate of 0.84 percent and were collateralized by securities having an aggregate carrying value and estimated fair value of $1.7 million. There were no short-term repurchase agreements outstanding with the FHLB at December 31, 2003. At December 31, 2002, the Bank had short-term repurchase agreements with customers of $1.2 million at a weighted average interest rate of 1.18 percent, which were collateralized by securities with an aggregate carrying value and estimated fair value of $1.2 million. The Bank did not have any short-term repurchase agreements outstanding with primary investment firms and the FHLB at December 31, 2002.

         Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $73.0 million. At December 31, 2003 and 2002, the Bank had no federal funds purchased balances outstanding.

         Short-term FHLB advances are borrowings with original maturities of between one and 365 days. At December 31, 2003, outstanding short-term FHLB advances totaled $10.5 million at a weighted average interest rate of 1.06 percent and were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $12.2 million. There were no short-term advances outstanding with the FHLB at December 31, 2002.

         Additional information with respect to short-term borrowings for the three years ended December 31, 2003, 2002, and 2001 is presented in the following table.

 ------------------------------------------------------------
                                 (000's, except percentages)
 SHORT-TERM BORROWINGS            2003      2002      2001
 ------------------------------------------------------------

 Balance at December 31       $292,131   $ 1,205   $ 1,279

 Average balance outstanding   $63,119   $ 1,545   $ 2,687

 Weighted average interest
    rate As of December 31        1.16%     1.18%     1.68%

       Paid during the year       1.17%     1.59%     5.16%
 ============================================================

         The Bank has long-term borrowings, which have original maturities of over one year, of $507.0 million and $392.0 million of securities sold under agreements to repurchase as of December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, these borrowings have original terms of between five and ten years at interest rates between 1.07 percent to 6.08 percent and 1.94 percent to 6.08 percent, respectively, that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of December 31, 2003 and 2002, these borrowings were collateralized by securities with an aggregate carrying value of $531.6 million and $400.6 million, and an estimated fair value of $531.1 million and $402.5 million, respectively.

         At December 31, 2003, long-term FHLB advances totaled $94.4 million at interest rates of between 4.27 percent to 6.05 percent, compared with $110.9 million at December 31, 2002, at interest rates of between 3.49 percent to 6.72 percent. Advances at December 31, 2003 include $4.4 million of amortizing advances having scheduled periodic payments, $20.0 million that are payable at maturity, and $70.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. At December 31, 2003 and 2002, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $109.9 million and $128.6 million, respectively.

         The borrowings/advances may not be repaid by the Bank prior to the scheduled/repurchase payment dates without penalty.

         At December 31, 2003, the Bank has sufficient collateral available to borrow approximately $476.1 million under additional collateralized transactions through securities sold under agreements to repurchase and FHLB advances. The Bank may also borrow an additional $73.0 million under overnight federal funds lines on an unsecured basis.

           The maximum amount of total borrowings outstanding at any month end period during the year ended December 31, 2003 was $893.5 million.

         At December 31, 2003 and 2002, the Bank held 305,937 shares and 251,445 shares of capital stock of the FHLB with a carrying value of $30.6 million and $25.1 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits a bank's borrowings to an aggregate of 30 percent of total assets, or for collateral pledged by TPNZ, 75 percent of net equity, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

         The Company has traditionally received quarterly dividends on shares held of FHLB capital stock. The FHLB suspended its dividend for the 2003 fourth quarter. Subsequently, the FHLB has reinstated and declared a dividend in January 2004 at a significantly reduced annual rate of 1.45 percent.

--------------------------------------------------------------------------------
         A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at December 31, 2003, with comparative totals for December 31, 2002 and 2001 is as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                      (000's, except percentages)
                                                         AFTER 1
                                         WITHIN       BUT WITHIN            AFTER           2003           2002           2001
LONG-TERM BORROWINGS                     1 YEAR          5 YEARS          5 YEARS          TOTAL          Total          Total
------------------------------------------------------------------------------------------------------------------------------
Contractual Payment Date:
   Total long-term borrowings           $11,666         $165,940         $423,768       $601,374        $502,889      $416,291
   Weighted average interest rate         4.52%            3.89%            4.32%           4.21%           4.68%         5.05%
------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
                                                                      (000's, except percentages)
                                                         AFTER 1
                                         WITHIN       BUT WITHIN            AFTER           2003           2002          2001
LONG-TERM BORROWINGS                     1 YEAR          5 YEARS          5 YEARS          TOTAL          Total         Total
-----------------------------------------------------------------------------------------------------------------------------
Expected Call Date:
   Total long-term borrowings           $61,666         $155,940         $383,768       $601,374        $502,889     $416,291
   Weighted average interest rate         1.72%            4.53%            4.48%          4.21%           4.68%        5.05%
-----------------------------------------------------------------------------------------------------------------------------


10. SUBORDINATED DEBT ISSUED IN CONNECTION WITH/AND CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

         The Company has issued approximately $51.1 million of junior subordinated debt in connection with the issuance of $50.0 million of Capital Securities. In accordance with FIN No. 46R, the Company, as of December 31, 2003, has deconsolidated its investment in the subsidiary trusts, which have issued the Capital Securities. Prior to December 31, 2003, Trust I, Trust II, and Trust III were consolidated and are reflected as such in the December 31, 2002 Consolidated Statement of Condition. As a result of the deconsolidation as of December 31, 2003, the Consolidated Financial Statements reflect junior subordinated debt issued in connection with the Capital Securities ("subordinated debt"), along with the Company's investment in common equity of the Trusts. A description of the terms of each issuance of Capital Securities and related subordinated debt (which terms are substantially identical to the related Capital Securities) is discussed below.

         On February 5, 1997, the Company completed its issuance of Capital Securities that raised $20 million of regulatory capital ($18.8 million net proceeds after issuance costs). The 9.58 percent Capital Securities, due February 1, 2027, were issued by Trust I, a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust I advanced the proceeds to the Company by purchasing 9.58 percent subordinated debt of the Company. The Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until February 1, 2007, and thereafter at a premium which reduces over a ten year period. Dividends and interest are paid semi-annually in February and August.

         On July 31, 2001, the Company completed its second issuance of Capital Securities that raised an additional $20 million of regulatory capital ($19.4 million net proceeds after issuance costs). These Capital Securities and related subordinated debt pay dividends and interest on a floating rate basis, based on three month LIBOR plus 358 basis points (current rate as of December 31, 2003 of 4.74 percent), which resets October, January, April and July of each calendar year. These Capital Securities, due July 31, 2031, were issued by Trust II, a Connecticut business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust II advanced the proceeds to the Company by purchasing subordinated debt of the Company. These Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until July 31, 2006, and thereafter at a premium which reduces over a five year period. Dividends and interest will be paid quarterly in October, January, April and July.

         On June 26, 2002, the Company completed its third issuance of Capital Securities that raised $10.0 million of regulatory capital (approximately $9.7 million net proceeds after issuance costs). These Capital Securities and related subordinated debt pay dividends and interest on a floating rate basis, based on three month LIBOR plus 345 basis points (current rate as of

December 31, 2003 of 4.62 percent), which resets September, December, March, and June of each calendar year. These Capital Securities, which are due June 26, 2032, were issued by Trust III, a Connecticut business trust, that was formed by the Company solely to issue these Capital Securities and related common stock. Trust III advanced the proceeds to the Company by purchasing subordinated debt of the Company. These Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until 2007 at par. Dividends and interest are paid quarterly in September, December, March, and June.

         Capital Securities qualify as Tier I or core capital for the Company under the Federal Reserve Board's risk-based capital guidelines to the extent such Capital Securities equal 25 percent or less of Tier I Capital. Amounts in excess of the foregoing amount will qualify as Tier II or Total Capital. The aggregate amount of Capital Securities issued by the Company total $50.0 million at December 31, 2003, all of which is included in Tier I regulatory capital. As a result of the deconsolidation of the Trusts as discussed above, the Federal Reserve is reviewing the regulatory implications of this accounting change on the capital treatment of Capital Securities and, if necessary or warranted, will provide appropriate guidance.

         Payments on the subordinated debt, which are in turn passed through the Trusts to the Capital Securities holders, will be serviced through existing liquidity and cash flow sources of the Company. The Company may also reduce outstanding Capital Securities through open market purchases. The Company is permitted to deduct dividend/interest payments on the Capital Securities under current Federal and New York State tax law.

         As long as no default has occurred and is continuing, the Company has the right under the subordinated indentures to defer the payment of interest at any time or from time to time for a period not exceeding five years for any one extension (each such period an "Extension Period"); provided, however, that no Extension Period may extend beyond the stated maturity of the subordinated debt securities. During any Extension Period, the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company's capital stock (which includes common and preferred stock), (ii) make any payment of principal, interest or premium, if any, on, or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the subordinated debt securities, or (iii) make any guarantee payments with respect to any guarantee by the Company of the debt securities of any subsidiary of the Company if such guarantee ranks pari passu with or junior in interest to the subordinated debt securities, in each case subject to certain exceptions.

         Pursuant to the terms of the documents governing the Company's subordinated debt and the Capital Securities, if the Company is in default under such securities, the Company is prohibited from repurchasing or making distributions, including dividends, on or with respect to its common or preferred stock and from making payments on any debt or guarantees which rank pari passu or to such securities.

         In addition, under the terms of the indentures governing its subordinated debt, the Company may not merge or consolidate with, or sell substantially all of its assets to, any other corporation, person or entity unless: (a) the surviving corporation is a domestic corporation which expressly assumes the Company's obligations with respect to the subordinated debt and the Capital Securities and related documents; (b) there is no, and the merger or other transaction would not cause a, default under any of the subordinated debt; and (c) certain other conditions are met.

11. STOCKHOLDERS' EQUITY

         The Company distributed 5 percent and 10 percent common stock dividends on September 26, 2003 and January 22, 2002 to stockholders of record on September 12, 2003 and January 8, 2002, respectively. The weighted average common shares outstanding and per common share amounts have been adjusted to reflect all stock dividends and splits.

         The ability of the Company and the Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At December 31, 2003, the Bank could pay dividends of $57.9 million to the Company without having to obtain prior regulatory approval.

         The Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the Capital Securities or related subordinated debt, or if the Company elects to defer payment for up to five years as permitted under the terms of the Capital Securities and related subordinated debt (see Note 10).

         As of December 31, 2003, 200,000 shares of common stock are authorized for issuance in connection with a Dividend Reinvestment Plan (currently suspended), of which 98,020 shares have been issued.

         During 2003, 2002, and 2001, TPNZ declared and paid dividends totaling $10,240, $10,400, and $10,560, respectively, to its non-affiliate minority-interest junior preferred stockholders.

         The Company issued 302,088 shares, 15,377 shares and 14,700 shares of treasury stock in 2003, 2002, and 2001 in connection with the exercise of stock options, respectively. In addition, the Company purchased 367,685, 164,251, and 188,485 common shares at fair value for the treasury in 2003, 2002, and 2001, respectively. Certain treasury stock purchases were made in connection with previously announced stock repurchase programs discussed below. The remaining treasury stock purchases were made in connection with common stock tendered for exercise of stock options. Treasury shares also increased 70,401 and 104,713 in 2003 and 2001, respectively, as a result of stock dividends.

         On December 18, 2003, December 18, 2002, and December 18, 2001, the Company's Board of Directors authorized the repurchase of up to 300,000, 157,500, and 346,500 (adjusted for common stock dividends) common shares, or approximately 1.5 percent, 0.8 percent, and 1.8 percent (as determined at the time of the authorizations), respectively, of the Company's outstanding common stock. Repurchases of common stock have been authorized to be made from time to time in open-market and private transactions as, in the opinion of management, market conditions may warrant. The repurchased common shares are held as treasury stock and are available for general corporate purposes. For the years ended December 31, 2003, 2002, and 2001, the Company purchased 253,000, 63,600, and 79,900 shares of common stock under the repurchase plans at an aggregate cost of approximately $4.2 million, $1.0 million, and $1.1 million, respectively.

         In connection with the Bank's Key Employee Supplemental Investment Plan ("KESIP"), amounts deferred by participating employees and contributed by the Bank are invested in Company stock. This investment in Company stock of $2,327,000 at December 31, 2003 and $1,691,000 at December 31, 2002 is included in common stock held for benefit plans, at cost, which is shown as a reduction of stockholders' equity. The related deferred compensation obligation is also shown as a component of stockholders' equity (see Note 17).

12. REGULATORY MATTERS

         The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's Consolidated Financial Statements. Under capital adequacy guidelines and, also with respect to the Bank, regulatory framework for prompt corrective action, the Company and the Bank must meet or exceed specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices and as presented in the following table. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
                                                                       (000's, except percentages)

                                                                                                                         MINIMUM
                                                                                         MINIMUM          TO BE WELL CAPITALIZED
                                                                                     FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                      ACTUAL                   ADEQUACY PURPOSES               ACTION PROVISIONS
--------------------------------------------------------------------------------------------------------------------------------
COMPANY                                        AMOUNT         RATIO          AMOUNT        RATIO         AMOUNT            RATIO
--------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2003
     Total Capital (to Risk Weighted
        Assets)                              $232,924         13.70%       $136,008          8.0%           N/A              N/A
     Tier I Capital (to Risk Weighted
        Assets)                               217,631         12.80          68,004          4.0            N/A              N/A
     Tier I Capital (to Average Quarterly
        Assets)                               217,631          7.54         115,453          4.0            N/A              N/A

AS OF DECEMBER 31, 2002
     Total Capital (to Risk Weighted
        Assets)                              $210,914         13.58%       $124,281          8.0%           N/A              N/A
     Tier I Capital (to Risk Weighted
        Assets)                               194,999         12.55          62,141          4.0            N/A              N/A
     Tier I Capital (to Average Quarterly
        Assets)                               194,999          8.36          93,348          4.0            N/A              N/A
--------------------------------------------------------------------------------------------------------------------------------
BANK
--------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2003
     Total Capital (to Risk Weighted
        Assets)                              $226,446         13.39%       $135,635          8.0%      $169,544             10.0%
     Tier I Capital (to Risk Weighted
        Assets)                               211,689         12.49          67,817          4.0        101,726              6.0
     Tier I Capital (to Average Quarterly
        Assets)                               211,689          7.34         115,291          4.0        144,114              5.0

AS OF DECEMBER 31, 2002
     Total Capital (to Risk Weighted
        Assets)                              $206,829         13.32%       $124,255          8.0%      $155,319             10.0%
     Tier I Capital (to Risk Weighted
        Assets)                               192,164         12.37          62,128          4.0         93,191              6.0
     Tier I Capital (to Average Quarterly
        Assets)                               192,164          8.48          90,615          4.0        113,269              5.0
--------------------------------------------------------------------------------------------------------------------------------

N/A - Not Applicable

         Capital ratios are computed excluding net unrealized gains or losses on available for sale securities, net of tax, which is included in the other comprehensive income (loss) component of stockholders' equity for financial reporting purposes.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain or exceed minimum capital amounts and ratios as defined in the regulations and set forth in the above tables. Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements, to which they are subject and are considered "well capitalized" under regulatory guidelines.

         As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC"), categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that assessment.

         Total Capital and Tier I Capital for the Company includes $50 million of Capital Securities. As discussed in Note 10, due to the deconsolidation of the Trusts, which issued the Capital Securities, the Federal Reserve is reviewing the regulatory implications of this accounting change on the capital treatment of Capital Securities and, if necessary or warranted, will provide appropriate guidance.

13. EARNINGS PER COMMON SHARE

         The computation of basic and diluted earnings per common share for the years ended December 31 is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                     (000's, except share amounts)
                                                                      2003                     2002                     2001
----------------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
   Net income                                                      $29,288                  $27,034                  $20,761
   Less preferred stock dividends                                       10                       10                       11
----------------------------------------------------------------------------------------------------------------------------------
   Numerator for basic and diluted earnings per
     common share - net income available to
     common stockholders                                           $29,278                  $27,024                  $20,750
----------------------------------------------------------------------------------------------------------------------------------
DENOMINATOR:
   Denominator for basic earnings per commonshare -
     weighted average shares                                    19,463,330               19,331,251               19,223,764
   Effects of dilutive securities:
     Director and employee stock options                           555,378                  618,659                  456,966
     Restricted stock not vested                                        --                       --                    2,167
----------------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per common
   share - adjusted weighted average shares                     20,018,708               19,949,910               19,682,897
----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                      $1.50                    $1.40                    $1.08
Diluted earnings per common share                                    $1.46                    $1.36                    $1.05
----------------------------------------------------------------------------------------------------------------------------------

Note 17 describes the Company's director and employee stock option and recognition and retention plans.

14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of the estimated fair values for certain financial instruments. The estimated fair values disclosed below are as of December 31, 2003 and 2002, and have been determined by using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items due to changes in expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the determination of the estimated fair values.

         The fair value estimates presented in the following table are based on pertinent information available to the Company as of December 31, 2003 and 2002. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2003 and 2002, and therefore, current estimates of fair value may differ significantly from the amounts that follow.

------------------------------------------------------------------------------------------------------------------------------
                                                                                         As of December 31,
                                                                              2003                            2002
                                                                                     ESTIMATED                       Estimated
                                                                      CARRYING            FAIR        Carrying            Fair
                                                                        AMOUNT           VALUE          Amount           Value
------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                                       (in millions)
Cash and cash equivalents                                               $ 67.5          $ 67.5          $ 90.8          $ 90.8
Securities, FHLB stock, and accrued interest and dividends
   receivable                                                          1,360.1         1,362.9         1,082.2         1,088.7
Loans, net, and accrued interest receivable                            1,439.5         1,439.6         1,342.0         1,355.5
LIABILITIES:
Deposits without stated maturities and accrued interest payable        1,061.7         1,061.7           908.4           908.4
Time deposits and accrued interest payable                               715.9           720.9           644.8           654.0
Securities sold under agreements to repurchase and accrued
   interest payable                                                      791.2           823.4           395.1           435.5
FHLB advances and accrued interest payable                               105.4           112.7           111.5           121.2
Subordinated debt issued in connection with/and Corporation -
   Obligated mandatory redeemable capital securities of subsidiary
   trusts and accrued interest payable                                    52.5            55.0            51.0            52.6
------------------------------------------------------------------------------------------------------------------------------

         Fair value methods and assumptions are as follows:

         CASH AND CASH EQUIVALENTS - The carrying amount is a reasonable estimate of fair value.

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

         LOANS AND ACCRUED INTEREST RECEIVABLE - For certain homogeneous fixed rate categories of loans, such as residential mortgages, fair value is estimated by using quoted market prices for securities backed by similar loans. The fair value of other fixed rate loans has been estimated by discounting projected cash flows using current rates for similar loans with equivalent credit risk. For loans for which there has been no impairment in credit risk and which reprice frequently to market rates, the carrying amount is a reasonable estimate of fair value. The fair value of impaired and nonaccrual loans is estimated by reducing such amounts by specific and general loan loss allowances. Accrued interest is stated at its carrying amount.

         DEPOSITS WITHOUT STATED MATURITIES AND ACCRUED INTEREST PAYABLE - The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, money market accounts, and savings accounts, is equal to the amount payable on demand. Accrued interest payable, as applicable, is stated at its carrying amount.

         TIME DEPOSITS AND ACCRUED INTEREST PAYABLE - The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered at the reporting date for deposits of similar remaining maturities. Accrued interest payable is stated at its carrying amount.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, FHLB ADVANCES, SUBORDINATED DEBT ISSUED IN CONNECTION WITH/AND CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS AND ACCRUED INTEREST PAYABLE
- The carrying amount is a reasonable estimate of fair value for borrowings which are either short-term or for which applicable interest rates reprice based upon changes in market rates. For medium and long-term fixed rate borrowings, fair value is based on discounted cash flow through contractual maturity, or earlier call date if expected to be called, at rates currently offered at the balance sheet date for similar terms. Accrued interest payable is stated at its carrying amount.

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - As described in
Note 16, the Company is a party to financial instruments with off-balance sheet risk at December 31, 2003 and 2002. Such financial instruments include commitments to extend permanent financing and letters of credit. If the commitments are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the commitments expire, the Company retains any fees paid by the counter party to obtain the commitment or guarantee.

         The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 2003 and 2002, approximates the recorded amounts of the related fees, which are not material to the consolidated financial position of the Company.

15. RELATED PARTY TRANSACTIONS

         A summary of the transactions for the years ended December 31, 2003 and 2002, with respect to loans (in excess of $60,000 with respect to each party) to directors, senior executive officers, stockholders whose ownership equals or exceeds 10 percent, and companies in which such related party has a 10 percent or more beneficial interest is as follows:

--------------------------------------------------------------
                                               (000's)
                                          2003        2002
 -------------------------------------------------------------
 Balance, January 1,                    $  753      $  834
 New loans                                 247          40
 Repayments, other reductions             (389)       (121)
 -------------------------------------------------------------
 Balance, December 31,                 $   611      $  753
 -------------------------------------------------------------

         The Company has made payments to organizations in which certain directors have a beneficial interest for services rendered by such organizations. Except as discussed below, such payments are not considered to be material in the aggregate. Fees of approximately $50,000, $63,000, and $145,000 in 2003, 2002, and 2001, respectively, were paid to a law firm in which a director is a partner. This law firm also represented the Bank for loan closings for which additional fees of approximately $585,000, $570,000, and $680,000 in 2003, 2002, and 2001, respectively, were paid by customers of the Bank.

16. COMMITMENTS AND CONTINGENCIES

         At December 31, 2003 the Company and Bank are committed under employment agreements with the Chairman, President and Chief Executive Officer ("CEO"), Senior Executive Vice President and Chief Credit Officer, and Senior Executive Vice President and Chief Financial Officer requiring an annual salary of $750,000, $225,000, and $225,000, respectively; annual bonus payments equal to six, one, and one percent of net income (as defined) of the Company under the Executive Incentive Bonus Plan, respectively (see Note 17); and annual stock option grants of 129,133 shares, 48,426 shares and 48,426 shares, respectively, issued at fair value at the date of grant (110 percent of fair value for incentive stock options if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant); and other benefits for the term of the agreements.

         The CEO's employment agreement, dated as of November 16, 2003, is for a five-year term, expiring November 16, 2008, while the Senior Executive Vice Presidents' agreements, as amended October 25, 2001, are for three-year terms, expiring October 25, 2004. The CEO's contract also requires minimum annual salary increases of $30,000. All of the agreements include change in control provisions, requiring certain payments, including an amount equal to three times annual salary and bonus payments (as defined), in the event of a voluntary or involuntary termination of employment with the Company or the Bank.

         In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying Consolidated Financial Statements. At December 31, 2003 and 2002, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines approximated $515.5 million and $486.5 million, and outstanding standby letters of credit totaled $39.9 million and $35.4 million, respectively. Such amounts represent the maximum risk of loss on these commitments.

         Standby letters of credit are issued to guarantee financial performance or obligations of the Bank's customers. Generally, standby letters of credit are either partially or fully collateralized by cash, real estate, or other assets, and, in some cases, are not collateralized. In most cases, personal guarantees are obtained. At December 31, 2003 and 2002, there has been no specific liability recorded for standby letters of credit. However, standby letters of credit are considered in the Bank's evaluation of its reserve for unfunded loan commitments.

         The Bank is an approved FHLMC seller/servicer. At December 31, 2003, the principal balance of the loans sold or exchanged with FHLMC that remain uncollected totaled $11.0 million. The Bank is committed to service these loans.

         The Bank is required to report deposits directly to the Federal Reserve Bank of New York and to maintain reserves on a portion of these deposits. At December 31, 2003, the reserve requirement for the Bank totaled $23.7 million.

         The Company is party to various legal proceedings arising in the ordinary course of business, none of which, in the opinion of management based on advice from legal counsel, will have a material adverse effect on the Company's consolidated financial position.

17. EMPLOYEE BENEFIT PLANS

EXECUTIVE INCENTIVE BONUS PLAN

         The Company provides an Executive Incentive Bonus Plan whereby certain key officers of the Company and/or the Bank (two of whom are directors of the Company and the Bank and are stockholders, and one of whom is a director of the Company and is a stockholder) are entitled to compensation in addition to their salaries at varying percentages of the Company's or Bank's net income (as defined). The total amount of such additional compensation cannot exceed 15 percent of the Company's net income (as defined) in any year. Incentive compensation under the Executive Incentive Bonus Plan aggregated $3.5 million during 2003, $3.2 million during 2002, and $2.4 million during 2001.

EMPLOYEE STOCK OWNERSHIP PLAN (WITH 401(K) PROVISIONS)

         The Company maintains for the benefit of its employees an Employee Stock Ownership Plan (With 401(k) Provisions) ("KSOP").

         The 401(k) feature of the KSOP allows eligible employees of the Company and its affiliates to elect investment of their voluntary contributions in a fund that purchases common stock of the Company or in ten other investment funds. Employees may elect to defer, through voluntary contributions, up to fifteen percent of compensation ($12,000 maximum in 2003), except for participants that are 50 years of age or older who may contribute an additional amount ($2,000 in 2003). The Company may elect to match fifty percent of the employee's voluntary contributions up to an amount equal to four percent of the employee's compensation. Employer matching contributions for the years ended December 31, 2003, 2002, and 2001 aggregated $544,750, $475,000, and $412,000, respectively.

         Under the Employee Stock Ownership feature, covering substantially all of the Company's full-time employees, the optional annual cash contribution determined by the Board of Directors, intended to be invested in the Company's common stock, was $100,000 for the year ended December 31, 2002. The Company did not make an optional contribution for the years ended December 31, 2003 and 2001. The Bank paid directly expenses attributable to the KSOP of approximately $82,000, $65,000, and $71,000 in 2003, 2002, and 2001, respectively. Shares purchased with the Company's contribution are allocated to participants on the basis of their relative compensation (as defined). The cumulative amount of shares allocated vest over the first seven years of a participant's service. After completion of seven years of credited service, all shares allocated (and to be allocated) are fully vested.

         Tappan Zee also had an Employee Stock Ownership Plan (the "ESOP") for the benefit of eligible Tarrytowns employees, which was assumed by the Company upon its acquisition of and merger with Tappan Zee in 1998, and merged with the KSOP on September 30, 1999. In 1995, the ESOP borrowed approximately $1.3 million from Tappan Zee (assumed by the Company) and used the funds to purchase 193,636 shares (as adjusted for common stock splits and dividends) of Company common stock. The Bank makes monthly contributions to the KSOP sufficient to fund the debt service requirements over the ten-year term of the loan, which matures in September 2005. The unallocated shares are held in a suspense account by the KSOP trustee, and a portion of such shares are allocated to all KSOP participants at each year end. Shares released from the suspense account are allocated to participants on the basis of their relative compensation (as defined). Participants become vested in the shares allocated to their respective accounts in the same manner as described in the preceding paragraph for optional contributions. Any forfeited shares are allocated to other participants based on compensation (as defined).

         Shares allocated to participants and committed for release to participants totaled 16,219, 17,372, and 18,461 (as adjusted for common stock splits and dividends) for the years ended December 31, 2003, 2002, and 2001, respectively. Expense recognized with respect to such shares allocated and released amounted to $282,000, $265,000, and $206,000 the years ended December 31, 2003, 2002, and 2001, respectively, based on the average fair value of Company common stock for each period. The cost of the 18,873 shares (as adjusted for common stock splits and dividends) that have not yet been committed to be released to participant accounts at December 31, 2003 of $0.1 million is included in common stock held for benefit plans, which is reflected as a reduction of stockholders' equity. The fair value of these shares was approximately $0.4 million at that date.

KEY EMPLOYEES' SUPPLEMENTAL INVESTMENT PLANS

         The Bank maintains the KESIP, established solely for the purpose of providing, to certain key management personnel who participate in the KSOP, benefits attributable to contribution allocations that would otherwise be made under the KSOP except for Internal Revenue Service ("IRS") limitations. Under the KESIP, salary reduction contributions may be made in excess of the limitations on annual contributions imposed by Internal Revenue Code Section 415, and the Bank shall elect to match up to fifty percent of the employee's voluntary KESIP contribution (to the extent such election is made under the KSOP), not to exceed four percent of the employee's compensation (less the amount of the employer matching contribution under the KSOP). The Bank must also contribute an amount equivalent to the KSOP optional contribution that would otherwise have been made to participating employees in the KSOP had it not been for IRS limitations. The Bank's matching and optional contributions under the KESIP for the years ended December 31, 2003, 2002, and 2001 were $68,000, $66,000, and $54,000, respectively.

         All compensation deferred into the KESIP is immediately invested in shares of Company stock. In addition, distributions from the KESIP will be made in Company stock. The deferred compensation obligation and the shares held in trust for deferred compensation are recorded at historical cost and are included as separate components of stockholders' equity, which is included in common stock held for benefit plans.

         The Bank also maintains a Key Employees Supplemental Diversified Investment Plan ("KESDIP"). The KESDIP is similar in terms to the KESIP, except that investments made by the KESDIP trust may be in diversified assets, excluding common stock of the Company. All investments in the KESDIP are reflected in the Consolidated Financial Statements in other assets at fair market value. The Bank's matching and optional contributions (which are reduced to the extent of contributions made to the KSOP and KESIP) under the KESDIP for the years ended December 31, 2003, 2002, and 2001 were $91,000, $71,000, and
$63,000, respectively.

STOCK OPTION PLANS

DIRECTOR STOCK OPTION PLANS

         In 1989 and 1998, the stockholders of the Company approved Director Stock Option Plans (the "Director Plans") for an aggregate of 841,762 and 533,610 shares (after adjustment for stock splits and dividends), respectively, of the Company's common stock to be issued to all non-employee members of the Company's Board of Directors. Under the terms of the 1998 Director Plan, as amended by the Board of Directors on March 24, 1999, each eligible director will receive, effective as of the close of each annual meeting of stockholders of the Company, a non-qualified option (after adjustment for stock splits and stock dividends) to purchase a fixed number of shares of common stock at an exercise price equal to the fair market value of such shares on the date of the grant. The number of shares subject to the option is based on the number of years of service completed by the eligible director. After two years of service, the eligible director is entitled to an option covering 1,213 shares (as adjusted for common stock splits and dividends). Each additional year of service entitles the eligible director to an option covering an additional 1,213 shares, until the director has completed 15 years of the eligible service, after which the director is entitled to an option covering 22,599 shares (as adjusted for common stock splits and dividends).

         The 1998 Director Plan has a term of ten years. Final awards under the 1989 Director Plan were made, effective with approval of the 1998 Director Plan. Options may not be exercised prior to the first anniversary of the date of grant and expire ten years after the date of grant. There were 150,962 shares (as adjusted for common stock splits and dividends) remaining to be granted at December 31, 2003 under the 1998 Director Plan.

         Under the Tappan Zee Directors' Stock Option Plan (the "Tappan Zee Directors' Plan"), which was assumed by the Company, 72,614 shares (after adjustment for stock splits and stock dividends) were authorized for issuance to outside Directors for option exercises. Option terms and conditions are similar to those under the Tappan Zee Stock Option Plan (see Employee Stock Option Plans below), except that all director options are non-qualified options. There have been 60,512 options (after adjustment for stock splits and dividends) issued under this plan. Upon the change in control that resulted when Tappan Zee was acquired by the Company, all options under this plan became vested. There are 12,102 shares (as adjusted for common stock splits and dividends) available for future grant under this plan, which will expire in 2006.

--------------------------------------------------------------------------------
                  A summary of the Director Plans and the Tappan Zee Directors' Plan activity and related information for the years ended December 31, 2003, 2002, and 2001 follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                     2003                          2002                          2001
                                                           WEIGHTED-                     Weighted-                     Weighted-
                                                             AVERAGE                       Average                       Average
                                                            EXERCISE                      Exercise                      Exercise
                                              OPTIONS          PRICE        Options          Price        Options          Price
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1,                     572,642         $11.01        505,704         $10.18        441,192         $ 9.62
Granted                                        81,133          15.80         78,726          14.95         76,286          12.11
Exercised                                     130,509          10.23         11,788           1.54         11,774           1.74
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31,                   523,266         $11.95        572,642         $11.01        505,704         $10.18
---------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31,                   442,129         $11.24        493,916         $10.39        429,419          $9.84
---------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of
  options granted during the year               $5.61                         $6.03                         $4.32
---------------------------------------------------------------------------------------------------------------------------------

          The following table summarizes the range of exercise prices on stock options outstanding and exercisable for the Director Plans and the Tappan Zee Directors' Plan at December 31, 2003:

----------------------------------------------------------------------------------------------------------------------------------
                                        Options Outstanding                                     Options Exercisable
                    --------------------------------------------------------------------------------------------------------------
                                                 Weighted-
                                                   Average               Weighted-                                     Weighted-
Range of                                         Remaining                 Average                                       Average
Exercise                       Number          Contractual                Exercise                 Number               Exercise
Prices                    Outstanding                 Life                   Price            Exercisable                  Price
----------------------------------------------------------------------------------------------------------------------------------
$  1.93 to  $ 5.78            60,112             1.5 years                 $4.36                  60,112                $4.36
   5.79 to   11.57           131,771             4.4                        9.41                 131,771                 9.41
  11.58 to   15.42           182,449             7.3                       13.24                 182,449                13.24
  15.43 to   17.35           148,934             7.1                       15.69                  67,797                15.55
----------------------------------------------------------------------------------------------------------------------------------
$  1.93 to  $17.35            523,266            5.8 years                $ 11.95                 442,129              $ 11.24
----------------------------------------------------------------------------------------------------------------------------------

EMPLOYEE STOCK OPTION PLANS

         Under the 1993 and 1984 Incentive Stock Option Plans, and the 2001 and 1997 Employee Stock Option Plans for key employees of the Company and its subsidiaries, and the Tappan Zee Stock Option Plan, which was assumed by the Company (the "Employee Stock Option Plans"), options for the issuance of both incentive and nonqualified stock options up to an aggregate of 5,973,245 shares (after adjustment for stocks splits and stock dividends) were authorized for grant at prices at least equal to the fair value of the Company's common stock at the time the options are granted (for incentive stock options, 110 percent of fair value, for grants to an employee who, at the time of the grant, owns stock aggregating 10 percent or more of the combined voting power of all classes of stock of the Company).

         For the 1993 and 1984 Incentive Stock Option Plans, and the 2001 and 1997 Employee Stock Option Plans, each option holder may exercise up to 50 percent of his or her options after a three month period subsequent to the grant date and may exercise the remaining 50 percent six months after the grant date. The options granted have a maximum exercisable term of ten years from the date of grant (not more than five years in the case of incentive stock options granted to an employee who, at the time of grant, owns stock aggregating 10 percent or more of the total combined voting power of all classes of stock of the Company). The option shares and related prices are adjusted for stock splits and stock dividends. There were 699,079 shares (as adjusted for common stock splits and dividends) remaining to be granted at December 31, 2003 under the 2001 Employee Stock Option Plan. The 2001 Employee Stock Option Plan has a term of ten years. No additional shares will be granted under the 1993 and 1984 Incentive Stock Option Plans and 1997 Employee Stock Option Plan.

         Options under the Tappan Zee Plan have a ten-year term and vest ratably over five years from the date of grant. Each option, however, becomes fully exercisable upon a change in control of Tappan Zee or Tarrytowns, or upon the death, disability or retirement of the option holder. All options outstanding under the Tappan Zee Plan were fully vested at December 31, 2003. At December 31, 2003, shares available for future grants totaled 48,409 (as adjusted for common stock splits and dividends) for the Tappan Zee Stock Option Plan, which expire in 2006.

--------------------------------------------------------------------------------
         A summary of the Employee Stock Option Plans' activity and related information for the years ended December 31, 2003, 2002, and 2001 follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                      2003                          2002                          2001
                                                            WEIGHTED-                     Weighted-                     Weighted-
                                                              AVERAGE                       Average                       Average
                                                             EXERCISE                      Exercise                      Exercise
                                               OPTIONS          PRICE        Options          Price        Options          Price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1,                    2,330,035        $ 11.70      2,221,683        $ 10.39      2,130,280           $9.30
Granted                                        449,996          16.06        403,240          15.72        443,328           11.12
Exercised                                      314,495           7.18        289,018           7.10        342,223            4.56
Expired or forfeited                             7,112          16.97          5,870          15.55          9,702           12.06
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31,                  2,458,424        $ 13.06      2,330,035        $ 11.70      2,221,683          $10.39
----------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31,                  2,402,620        $ 12.93      2,309,131        $ 11.66      2,210,007          $10.37
----------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of
  options granted during the year                $6.15                         $6.50                         $4.04
----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         The following table summarizes the range of exercise prices on stock options outstanding and exercisable under the Employee Stock Option Plans at December 31, 2003:

---------------------------------------------------------------------------------------------------------------------------------
                                           Options Outstanding                                            Options Exercisable
                     ----------------------------------------------------------------------------------------------------------
                                                      Weighted-
                                                        Average               Weighted-                               Weighted-
Range of                                              Remaining                 Average                                 Average
Exercise                         Number             Contractual                Exercise          Number                Exercise
Prices                      Outstanding                    Life                   Price        Exercisable                Price
-------------------------------------------------------------------------------------------------------------------------------
$ 1.93  to  $ 7.71              115,042               1.5 years                  $4.26             115,042                $4.26
  7.72  to   13.50            1,230,818               5.5                        11.40           1,230,818                11.40
 13.51  to   17.35            1,056,760               7.7                        15.66           1,056,760                15.66
 17.36  to   19.28               55,804               9.9                        18.72                  --                   --
-------------------------------------------------------------------------------------------------------------------------------
$ 1.93  to  $19.28            2,458,424               6.4 years                 $13.06           2,402,620               $12.93
-------------------------------------------------------------------------------------------------------------------------------

RECOGNITION AND RETENTION PLANS ("RRP PLANS")

         The Tappan Zee Financial, Inc. Recognition and Retention Plan for Officers and Employees ("Employees Plan") and the Tappan Zee Financial, Inc. Recognition and Retention Plan for Outside Directors ("Directors Plan"), were assumed by the Company. Total shares (adjusted for stock splits and dividends) authorized are 67,772 for the Employees Plan and 29,046 for the Directors Plan. These awards vest over five years from the date of grant; however, immediate vesting occurs upon a change in control of Tappan Zee, which occurred on August 31, 1998 upon its acquisition by the Company, except for restricted shares awarded to the former President and Vice President of Tappan Zee. The fair value of the shares awarded under the plans totaled $616,000 at the grant dates. Compensation expense of $22,000 was recognized during the year ended December 31, 2001. All shares under both the Employees Plan and Directors Plan were vested as of December 31, 2001.

DIRECTOR RETIREMENT PLANS

         Effective May 19, 1999, the Company adopted the Retirement Plan for non-employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the "Director Retirement Plan"). A non-employee Director who has served for a period of fifteen years is eligible to receive benefits. Vesting of benefits under the Director Retirement Plan accelerate in the event of change in control. Upon retirement, the non-employee Director shall be paid $2,000 per month for a period not to exceed ten years. In the event of death of the non-employee Director, after commencement of retirement payments but prior to the conclusion of the ten year payment period, the payments shall be paid to his or her spouse at a rate of 50 percent of the retirement payment over the remaining term of the retirement payment period, or through the date of the spouse's death if it occurs prior to completion of the payment period. Alternatively, the retiree may choose a lump sum payment equivalent to the present value of $200,000 paid in equal monthly installments over the ten year period, discounted based on an interest rate equal to the average ten-year advance rate from the Federal Home

Loan Bank, for the thirty days prior to the election. The Director Retirement Plan is unfunded.

         At December 31, 2003 and 2002, the Company has recorded a liability of $437,000 and $507,000 to provide for the actuarial present value of payments expected to be made under the Director Retirement Plan, substantially all of which relates to prior service cost. The discount rate used to compute the present value obligation is 6.00 percent and 6.75 percent, respectively. At December 31, 2003 and 2002, a net intangible asset of $304,000 and $396,000, respectively, is recorded, reflecting the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee Directors. Benefit cost for the Director Retirement Plan for the years ended December 31, 2003, 2002, and 2001 was approximately $129,000, $76,000, and $71,000, of which $10,000, $7,000, and $7,000 represents current service cost, $92,000, $51,000, and $48,000 represents amortization of prior service cost, and $27,000, $18,000, and $16,000 represents interest, respectively. Payments made under the Director Retirement Plan were made to retired non-employee Directors through December 31, 2003 of approximately $300,000.

DEFERRED COMPENSATION PLAN

         The Bank has a nonqualified Deferred Compensation Plan for former Tarrytowns Directors. Under the Deferred Compensation Plan, eligible Directors deferred all or part of their compensation (including compensation paid to officer-directors for service as an officer). Deferred amounts were applied to either the purchase of (i) a life insurance policy, in which case the amount of deferred benefits payable is based on the value of expected death benefit proceeds, or (ii) Company common stock and other investments, in which case the amount of deferred benefits payable is based on the investment performance of the investments made. Deferred benefits are paid in installments over a ten year period beginning upon termination of service. Due to a change of control, which occurred upon the acquisition of Tappan Zee by the Company, the Deferred Compensation Plan required full funding of any previously purchased life insurance contracts. However, the Board of Directors of Tarrytowns waived this requirement. The Bank has established a trust fund with an independent fiduciary for the purpose of accumulating funds to be used to satisfy its obligations under this plan, in addition to the proceeds from life insurance contracts.

         The accumulated projected benefit obligation of the Deferred Compensation Plan aggregated $0.8 million at December 31, 2003 and $0.9 million at December 31, 2002. The present value of the accumulated projected benefit obligation is based on a discount rate of 5.00 percent and 6.75 percent for December 2003 and 2002. Expenses for this plan for the years ended December 31, 2003, 2002, and 2001 were $96,000, $56,000, and $112,000, respectively.

         For financial reporting purposes, the cash surrender values of the life insurance contracts are not considered plan assets but instead are included in the Company's Consolidated Statements of Condition. At December 31, 2003 and 2002, the cash surrender values of purchased life insurance policies were approximately $626,000 and $578,000, respectively. The total death benefits payable under the insurance policies amounted to approximately $1.2 million at December 31, 2003.

POSTRETIREMENT HEALTH CARE BENEFITS

         Substantially all Tarrytown's employees were eligible for postretirement health care (medical and dental) benefits if they met certain age and length of service requirements. This plan was terminated on September 1, 1998, and only employees vested on that date will continue to receive benefits under this plan. A liability of $0.1 million has been recorded to reflect an amount approximately equal to the Medicare Supplemental premiums for the three remaining participants.

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

         The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Northern New Jersey and Southern Connecticut. For the years ended December 31, 2003, 2002, and 2001, there is no customer that accounted for more than 10 percent of the Company's revenue.

19. CONDENSED FINANCIAL INFORMATION OF U.S.B. HOLDING CO., INC. (PARENT COMPANY
ONLY)

         Condensed statements of condition are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                                (000's)
                                                                                             December 31,
                                                                                      2003                   2002
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                         $  4,108               $  5,525
Securities available for sale (at estimated fair value)                                196                    137
Investment in common stock of bank subsidiary                                      212,006                201,513
Other assets                                                                         7,227                  2,316
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $223,537               $209,491
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                                 $  3,696               $  3,480
Subordinated debt issued in connection with/and Corporation - Obligated
     Mandatory redeemable capital securities of subsidiary trusts                   51,548                 50,000
Stockholders' equity                                                               168,293                156,011
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $223,537               $209,491
-----------------------------------------------------------------------------------------------------------------

        Condensed statements of income are as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (000's)
                                                                                                   Years Ended December 31,
                                                                                               2003           2002         2001
-------------------------------------------------------------------------------------------------------------------------------
INCOME:
Dividends from bank subsidiary                                                              $13,300       $ 5,600       $ 7,500
Gain on securities transactions                                                                  --            --           244
Other income                                                                                     24            33            52
-------------------------------------------------------------------------------------------------------------------------------
Total income                                                                                 13,324         5,633         7,796
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Interest on subordinated debt issued in connection with/and Corporation-Obligated             3,441         3,367         2,532
        mandatory redeemable capital securities of subsidiary trusts
Other expenses                                                                                  944         1,033           928
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                                4,385         4,400         3,460
-------------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed income of subsidiaries                                  8,939         1,233         4,336
    and benefit for income taxes
Equity in undistributed income of subsidiaries                                               18,518        24,113        15,302
Income tax benefit                                                                            1,831         1,688         1,123
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                  $29,288       $27,034      $ 20,761
===============================================================================================================================

         Condensed statements of cash flow are as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (000's)
                                                                                               Years Ended December 31,
                                                                                              2003          2002          2001
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                 $ 29,288      $ 27,034      $ 20,761
Adjustments to reconcile net income to net cash provided by
       operating activities:
     Gain on securities transactions                                                             --            --          (244)
     Equity in undistributed income of subsidiary                                           (18,518)      (24,113)      (15,302)
Other - net                                                                                  (1,977)        5,142          (705)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                     8,793         8,063         4,510
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities                                              --            --           706
Purchases of available for sale securities                                                      (16)          (34)           --
Capital contribution to subsidiary                                                               --        (9,000)      (17,000)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                          (16)       (9,034)      (16,294)
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Dividends paid -  common                                                                     (7,623)       (6,833)       (5,698)
Net proceeds from exercise of common stock options                                            1,652           577           243
Net proceeds from issuance of subordinated debt issued in connection with/and
     Corporation-Obligated mandatory redeemable capital securities of subsidiary trusts          --         9,673        19,364
Purchases of treasury stock                                                                  (4,223)         (985)       (1,069)
-------------------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                                        (10,194)        2,432        12,840
-------------------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in cash and cash equivalents                                             (1,417)        1,461         1,056
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                5,525         4,064         3,008
-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $  4,108      $  5,525      $  4,064
-------------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         This section presents discussion and analysis of the financial condition and results of operations of U.S.B. Holding Co., Inc. (the "Company") and its subsidiaries, including Union State Bank (the "Bank") and its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc., USB Delaware Inc. (from the date of its incorporation, September 12,
2003), and TPNZ Preferred Funding Corp. ("TPNZ"), a wholly-owned subsidiary of USB Delaware Inc., and Tarrytowns Bank, FSB ("Tarrytowns") through April 30, 1999, the date of its merger with and into the Bank, along with its wholly-owned subsidiary TPNZ through the date of merger, and Union State Capital Trust I, Union State Statutory Trust II, USB Statutory Trust III (the "Trusts") through the year ended December 31, 2002, and Ad Con, Inc. As required by FIN 46R, the Company has deconsolidated the Trusts and recorded subordinated debt issued to the Trusts and the Company's investments in the common equity of the Trusts as of December 31, 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data contained elsewhere in this report.

SELECTED FINANCIAL DATA                                                (000's, except share data)
------------------------------------------------------------------------------------------------------------------------------
                                                                        Years Ended December 31,
                                                        2003              2002            2001             2000          1999
------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
Total interest income                               $131,215          $125,419         $132,040         $135,320     $ 106,817
Total interest expense                                54,191            52,904           70,716           75,672        53,968
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                   77,024            72,515           61,324           59,648        52,849
Provision for credit losses                            2,513             4,109            1,684            3,125         2,285
Gains on securities transactions - net                 8,383             6,405            2,064              135           588
Income before income taxes                            45,319            40,912           31,627           29,880        26,585
Net income                                            29,288            27,034           20,761           19,612        16,685
Basic earnings per common share**                       1.50              1.40             1.08             1.03          0.87
Diluted earnings per common share**                     1.46              1.36             1.05             1.00          0.83
Cash dividends per common share**                       0.39              0.35             0.30             0.27          0.23
Weighted average common shares**                  19,463,330        19,331,251       19,223,764       19,104,866    19,258,143
Adjusted weighted average common shares**         20,018,708        19,949,910       19,682,897       19,696,884    20,044,593
------------------------------------------------------------------------------------------------------------------------------

                                                                              December 31,
                                                    2003              2002            2001             2000            1999
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Total loans, net                              $ 1,433,923       $ 1,336,273      $ 1,158,534      $ 1,075,443        $ 916,816
Total assets                                    2,906,462         2,542,866        2,040,126        1,886,265        1,646,371
Total deposits                                  1,775,049         1,551,787        1,425,958        1,489,487        1,141,749
Borrowings                                        893,505           504,094          417,570          243,244          373,775
Subordinated debt issued in connection
with/and Corporation-Obligated mandatory
redeemable capital securities of
subsidiary trusts                                  51,548            50,000           40,000           20,000           20,000
Stockholders' equity                              168,293           156,011          135,200          117,877           96,411
------------------------------------------------------------------------------------------------------------------------------

                                                     2003 QUARTERS                                 2002 Quarters
                                        FOURTH       THIRD      SECOND       FIRST     Fourth      Third     Second      First
------------------------------------------------------------------------------------------------------------------------------
QUARTERLY RESULTS OF OPERATIONS:
Interest income                        $34,440     $32,871     $32,549     $31,355    $31,383    $31,989    $31,573    $30,474
Net interest income                     20,506      19,230      18,994      18,294     18,239     18,519     18,464     17,293
Provision for credit losses                450         391       1,333*        339        922        590      1,365*     1,232*
Gains on securities transactions            --          --       5,351       3,032      4,702        335        293      1,075
Income before income taxes              10,297       9,850      13,310      11,862     12,611      9,821      9,306      9,174
Net income                               6,692       6,286       8,690       7,620      8,410      6,509      6,106      6,009
Basic earnings per common share**         0.34        0.32        0.45        0.39       0.43       0.34       0.32       0.31
Diluted earnings per common share**       0.33        0.31        0.44        0.38       0.42       0.33       0.31       0.30
------------------------------------------------------------------------------------------------------------------------------

* The higher level of the provision for credit losses during the second quarter of 2003 and the first and second quarters of 2002 reflects an increase in charge-offs. See Note 5 to the Consolidated Financial Statements.
** Share amounts are adjusted for the five percent common stock dividend distributed in September 2003.

------------------------------------------------------------------------------------------------------------------------------------
                                                                     (000's, except percentages)
AVERAGE BALANCES AND INTEREST RATES                                  Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                               2003                            2002                               2001
                                 AVERAGE                 YIELD/    Average                Yield/      Average              Yield/
                                 BALANCE    INTEREST      RATE     Balance    Interest     Rate       Balance    Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Interest bearing deposits       $      169   $     1       0.59%   $      536   $      9       1.68%    $      285  $     10   3.51%
Federal funds sold                  61,406       638       1.04        50,607        822       1.62         54,604     1,936   3.55
Securities:
   U.S. government agencies        537,395    24,520       4.56       257,262     16,867       6.56        213,557    14,992   7.02
   Mortgage-backed
       Securities                  464,335    15,587       3.36       392,836     17,822       4.54        404,434    24,130   5.97
   Obligations of states and
      political subdivisions        68,560     5,127       7.48        71,854      5,580       7.77         65,524     5,246   8.01
   Corporate securities,
      FHLB stock and other
      Securities                    31,552     1,114       3.53        35,345      2,011       5.69         29,763     2,142   7.20
Loans, net                       1,391,689    86,274       6.20     1,245,697     84,803       6.81      1,101,091    85,730   7.79
-----------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets    2,555,106   133,261       5.22%    2,054,137    127,914       6.23%     1,869,258   134,186   7.18%
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets        105,321                            117,368                               84,286
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                           $2,660,427                         $2,171,505                           $1,953,544
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
   EQUITY
Interest bearing liabilities:
Deposits:
   NOW                           $ 137,270   $    581       0.42%  $   96,654   $    648       0.67%    $   82,252  $    755   0.92%
   Money market                    158,303     2,002       1.26        89,689      1,009       1.13         74,602     1,705   2.29
   Savings                         434,945     2,775       0.64       432,942      4,930       1.14        418,367    11,907   2.85
   Time                            698,372    18,435       2.64       638,485     21,037       3.29        672,324    36,295   5.40
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing
   deposits                      1,428,890    23,793       1.67     1,257,770     27,624       2.20      1,247,545    50,662   4.06
Federal funds purchased,
   securities sold under
   agreements to repurchase
   and FHLB advances               681,920    26,957       3.95       433,048     21,913       5.06       326,724     17,522   5.36
Subordinated debt issued in
   connection with/and Corpo-
   ration-Obligated mandatory
   redeemable capital secur-
   ities of subsidiary trusts       50,000     3,441       6.88        45,151      3,367       7.46        28,333     2,532    8.94
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing
liabilities                      2,160,810    54,191       2.51%    1,735,969     52,904       3.05%    1,602,602    70,716    4.41%
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing
   liabilities and
   stockholders' equity:
Demand deposits                    282,469                            240,578                            199,724
Other liabilities                   54,906                             50,481                             23,126
Stockholders' equity               162,242                            144,477                            128,092
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                           $2,660,427                         $2,171,505                         $1,953,544
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                           $79,070                             $75,010                           $63,470
-----------------------------------------------------------------------------------------------------------------------------------
NET YIELD ON INTEREST
  EARNING ASSETS (NET
  INTEREST MARGIN)                                         3.09%                               3.65%                           3.40%
-----------------------------------------------------------------------------------------------------------------------------------

The statistical data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35 percent and the applicable state and local income tax rates. The effect of adjustment to tax equivalent basis was $2.0 million, $2.5 million, and $2.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.

         FORWARD-LOOKING STATEMENTS: The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2003. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

         In addition to the underlying factors and assumptions previously disclosed by the Company and identified elsewhere herein, the following factors and assumptions could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions, including changes in interest rates and the shape of the U.S. Treasury yield curve; wartime and terrorist events and the related impact on the credit quality of borrowers; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; increases in Federal and state income taxes and/or the Company's effective income tax rate; and the extent and timing of legislative and regulatory actions and reform.

         The Company's forward-looking statements are only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

CRITICAL ACCOUNTING POLICIES

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company's significant accounting policies are more fully described in Summary of Significant Accounting Policies, Note 3 to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary.

         The accounting policies described below are those that most frequently require management to make estimates and judgments and, therefore, are critical to understanding the Company's results of operations. The more critical policies given the Company's current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses, reserve for unfunded loan commitments, and provision for credit losses, the classification of securities as either held to maturity or available for sale and evaluation of other than temporary impairment, and the evaluation of valuation reserves for net deferred tax assets. In addition to the Notes to the Consolidated Financial Statements, the Company's practice on each of these accounting policies is further described in the applicable sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

         LOANS: The Company's decision to classify loans as non-performing is judgmental in nature, but generally loans are placed on non-performing status when they are past due 90 days or more or earlier if management determines that the loan will become non-performing in the near future. At the time a loan is placed on non-performing status, interest accrued but not collected is reversed. Interest payments received while a loan is on non-performing status are either applied to reduce principal or, based on management's estimate of collectibility, recognized as income. As reported in the Notes to the Consolidated Financial Statements, as of December 31, 2003, non-performing assets were $6.1 million and potential problem loans that may result in being placed on nonaccrual status in the near future were not significant.

         ALLOWANCE FOR LOAN LOSSES: The determination of the allowance for loan losses, reserve for unfunded loan commitments, and provision for credit losses is judgmental in nature. The process of evaluating the loan portfolio, classifying loans and determining the allowance, reserve, and provision is described on page 61. As a substantial amount of the Company's loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuation of properties are critical in determining the amount of allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

         Additional changes in economic conditions, geographic and customer concentrations and other conditions could significantly impact the allowance for loan losses, reserve for unfunded loan commitments, and the provision for credit losses. These evaluations are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available. As a result, future adjustments to the allowance for loan losses, and reserve for unfunded loan commitments may be necessary.

         SECURITIES: The classification of securities is determined by management at the time of purchase, and the reasoning and analysis of the classification is described on page 59. Securities classified as held to maturity are carried at amortized cost, while those available for sale are carried at estimated fair value with the resulting gain or loss, net of income tax, included in other comprehensive income (loss), which is a component of stockholders' equity. Accordingly, a misclassification would have a direct effect on stockholders' equity. Securities in an unrealized loss position are periodically evaluated for other than temporary impairment. Management considers the effect of interest rates, credit ratings and other factors on the valuation of such securities, as well as the Company's ability to hold such securities for the foreseeable future. Generally, the investment portfolio consists of triple-A rated credits, and, therefore, substantially all unrealized losses are due to interest rate factors. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all held to maturity securities to available for sale. The Company has never sold or reclassified held to maturity securities to available for sale other than in specifically permitted circumstances.

         VALUATION RESERVE FOR NET DEFERRED TAX ASSETS: The determination of the valuation reserve for net deferred income tax assets ("Tax Valuation Reserve") is based on an evaluation of projected taxable income in which the net deductible timing differences are expected to reverse and the ability to carry forward or back losses to years in which taxable income will be or was generated. For Federal tax purposes, losses may be carried back two years and forward 20 years. As the Company has recorded substantial taxable income in the past two years, significantly in excess of net Federal deferred tax assets, it is more likely than not that any net Federal deferred tax asset will be realized. New York State allows losses to be carried forward for 20 years but does not allow losses to be carried back for banking institutions. Therefore, the determination of any Tax Valuation Reserve for State net deferred tax assets is based on projected taxable income. In making this determination, management considers it more likely than not that the current year's taxable income is indicative of the highest level of income that will be generated in future periods when the net timing differences reverse. If the projected amount of future taxable income decreases or increases (based on an analysis of the current year's taxable income), the Tax Valuation Reserve will increase or decrease, respectively.

OVERVIEW

         The Company's primary business is obtaining deposits through its retail branch system, and commercial and municipal relationships, and lending to both a retail and commercial customer base. A substantial amount of loans are secured by real estate, including construction projects. The Company also acquires triple-A credit rated securities to invest deposits in excess of loan production and borrows on a wholesale basis to leverage capital and manage interest rate risk. The Company operates through its 28 full service branches and its four loan centers in Rockland, Westchester, and Orange counties in New York, New York City and Stamford, Connecticut.

         The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest bearing liabilities. The Company also derives income from non-interest income sources such as service charges on deposit accounts, gains on sales of securities and other forms of income. Net interest income and non-interest income support the Company's operating expenses and provision for credit losses.

         As the Company's primary source of income is net interest income, the interest rate environment has a significant effect on revenue, which is discussed in greater detail under "Net Interest Income" and "Market Risk." The market for and credit quality of loans is also impacted by interest rates, as well as the local economy. Deposits are also sensitive to interest rates, local economic conditions, and the attractiveness of alternative investments, such as stocks, bonds, mutual funds, and annuities.

         As discussed below in "Net Interest Income," the low interest rate environment has had the effect of reducing the net interest margin and has negatively impacted net interest income. Continued low interest rates or a further reduction in interest rates may further reduce the net interest margin, while an increase in rates will most likely increase the net interest margin. The Company's balance sheet is in an asset sensitive position in anticipation of higher rates as the economy improves. Higher interest rates may also impact credit quality and loan production as borrowers must pay more for debt service. Credit quality, however, has been well managed by the Company in varying economic cycles due to strong underwriting standards and loan monitoring processes.

         The Company (including results reported for the Bank prior to the Company's formation as a holding company) reported its 25th consecutive year of increased net income in 2003. Net income was $29.3 million for the year ended December 31, 2003, an 8.3 percent increase over 2002. Net income was $27.0 million for the year ended December 31, 2002, a 30.2 percent increase over 2001 net income of $20.8 million.

         The increased net income for 2003 compared to 2002, reflects higher net interest income and non-interest income, a lower provision for credit losses, and higher gains on sales of available for sale securities. These increases were partially offset by an increase in non-interest expenses and a higher effective rate for the provision for income taxes. The increase in 2002 net income, compared to the prior year primarily reflects increases in net interest income, non-interest income and security gains. These increases were partially offset by a higher provision for credit losses and an increase in non-interest expenses.

         Diluted earnings per common share of $1.46 in 2003 increased 7.4 percent over the $1.36 recorded in 2002, while diluted earnings per common share increased 29.5 percent in 2002 compared to the $1.05 recorded in 2001, reflecting the higher net income in both years. Return on average common stockholders' equity was 18.05 percent in 2003, compared to 18.70 percent in 2002 and 16.20 percent in 2001. Return on average total assets in 2003 was 1.10 percent, compared to 1.24 percent in 2002 and 1.06 percent in 2001.

         Net interest income for 2003 rose to $77.0 million, a 6.2 percent increase over the $72.5 million recorded in 2002, while 2002 net interest income increased 18.2 percent compared to the $61.3 million recorded in 2001. These increases result principally from continuing growth of interest earning assets, primarily loans and security investments. The increase in net interest income in 2003 was partially offset by a decrease in the net interest margin on a tax equivalent basis to 3.09 percent compared to 3.65 percent in 2002, while the net interest margin increased in 2002 compared to 3.40 percent in 2001. Net interest income during the three years was also negatively impacted by interest foregone on non-performing assets of $0.4 million in 2003, $0.9 million in 2002, and $1.3 million in 2001.

         Non-interest income for 2003 and 2002 increased $3.3 million and $4.5 million, compared to 2002 and 2001, respectively. Both the 2003 and 2002 increases were primarily due to higher security gains and loan prepayment fees, and in 2003 fees from service charges on deposit accounts.

         The provision for credit losses decreased $1.6 million and increased $2.4 million in 2003 and 2002, respectively, as compared to the prior year periods. The 2003 decrease was attributable to improving loan quality, a lower level of net loan production as a result of a significant amount of loan prepayments compared to the prior year, and a lower level of net charge-offs compared to 2002. The 2002 increase was primarily due to higher loan volume and higher net charge-offs compared to 2001.

         The overall increases in revenues were partially offset by 12.4 percent and 11.0 percent increases in non-interest expenses in 2003 and 2002, respectively. The increases in both years primarily reflect higher costs of salaries and employee benefits, advertising and business development, professional fees, communication costs, intangible amortization associated with branch acquisitions, and other costs, and in 2003, higher occupancy and equipment costs. The increases in non-interest expenses in both years reflect the higher level of the Company's assets and business volume, and its investment in people, new products, branches, and technology.

         The effective rate for the provision for income taxes was 35.4 percent,
33.9 percent, and 34.4 percent for the years ended December 31, 2003, 2002, and 2001, respectively.

         Each of the components of net income is discussed in further detail throughout Management's Discussion and Analysis.

         The Company's total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of eight percent, as the total capital ratio equaled 13.70 percent and 13.58 percent at December 31, 2003 and 2002, respectively. The Company's leverage capital ratio was 7.54 percent at December 31, 2003 and 8.36 percent at December 31, 2002, which also exceeds regulatory guidelines.

         The Company is not aware of any factors, not otherwise disclosed, that would significantly affect its business operations. The Company has the liquidity to meet its obligations from stable sources of deposits and borrowings from reliable sources of lending institutions, the assets to generate income from stable loan production with strong credit quality and investments in triple-A credit rated securities, and sufficient capital to support its business and future growth prospects.

INTEREST DIFFERENTIAL

         The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2003 and 2002, and the years ended December 31, 2002 and 2001, on a tax equivalent basis.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        (000's)
                                                            2003 COMPARED TO 2002                      2002 Compared to 2001
                                                             INCREASE (DECREASE)                        Increase (Decrease)
                                                               DUE TO CHANGE IN                          Due to Change in
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     TOTAL                                   Total
                                                      AVERAGE        AVERAGE      INCREASE      Average        Average      Increase
                                                       VOLUME           RATE    (DECREASE)       Volume           Rate    (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest bearing deposits                         $      (4.1)   $      (3.9)   $     (8.0) $       5.9    $      (6.9) $      (1.0)
Federal funds sold                                      150.5         (334.5)       (184.0)      (132.2)        (981.8)    (1,114.0)
Securities:
   U.S. government agencies                          14,018.5       (6,365.5)      7,653.0      2,908.5       (1,033.5)     1,875.0
   Mortgage-backed securities                         2,897.8       (5,132.8)     (2,235.0)      (674.5)      (5,633.5)    (6,308.0)
   Obligations of states and political
     subdivisions                                      (249.7)        (203.3)       (453.0)       495.0         (161.0)       334.0
   Corporate securities, FHLB stock and
     other securities                                  (197.7)        (699.3)       (897.0)       362.5         (493.5)      (131.0)
   Loans, net                                         9,447.6       (7,976.6)      1,471.0     10,549.2      (11,476.2)      (927.0)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EARNING ASSETS                        26,062.9      (20,715.9)      5,347.0     13,514.4      (19,786.4)    (6,272.0)
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Deposits:
   NOW                                                  220.6         (287.6)        (67.0)       119.3         (226.3)      (107.0)
   Money market                                         863.2          129.8         993.0        295.3         (991.3)      (696.0)
   Savings                                               22.7       (2,177.7)     (2,155.0)       402.3       (7,379.3)    (6,977.0)
   Time                                               1,834.4       (4,436.4)     (2,602.0)    (1,741.1)     (13,516.9)   (15,258.0)
Federal funds purchased, securities sold under
   agreements to repurchase and FHLB advances        10,608.4       (5,564.4)      5,044.0      5,419.4       (1,028.4)     4,391.0
Subordinated debt issued in connection with/and
   Corporation-Obligated mandatory redeemable
   capital securities of subsidiary trusts              346.8         (272.8)         74.0      1,308.7         (473.7)       835.0
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES                   13,896.1      (12,609.1)      1,287.0      5,803.9      (23,615.9)   (17,812.0)
------------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN INTEREST DIFFERENTIAL      $  12,166.8    $  (8,106.8)   $  4,060.0  $   7,710.5    $   3,829.5  $  11,540.0
------------------------------------------------------------------------------------------------------------------------------------

         The variance, not solely due to rate or volume, is allocated between the rate and volume variances based upon their absolute relative weights to the total change. Nonaccruing loans are included in average balances for purposes of computing changes in average volume and rate. The net amount of loan origination and commitment fees, net of certain direct loan origination costs for years ended December 31, 2003 and 2002 of $2.8 million and $3.0 million, respectively, are included in interest income on loans, net.

NET INTEREST INCOME

         Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. Net interest income is positively impacted by a combination of increases in earning assets over interest bearing liabilities and an increase in the net interest spread between earning assets and interest bearing liabilities. Net interest income is adversely impacted by a combination of a decrease in earning assets over interest bearing liabilities and a decrease in the net interest spread between earning assets and interest bearing liabilities. Net interest income of $79.1 million on a tax equivalent basis for 2003 reflects a 5.4 percent increase over the $75.0 million in 2002. Net interest income on a tax equivalent basis for 2002 rose 18.2 percent over the $63.5 million for 2001. Net interest income benefited from the increase in the excess of average interest earning assets over average interest bearing liabilities to $394.3 million in 2003, from $318.2 million and $266.7 million in 2002 and 2001, respectively.

         Interest income is determined by the volume of, and related interest rates earned on, interest earning assets. Interest income on a tax equivalent basis for 2003 increased to $133.3 million or 4.2 percent as compared to 2002, which decreased to $127.9 million or 4.7 percent as compared to 2001. An overall increase in volume in all categories of interest earning assets, except interest bearing deposits, obligation of states and political subdivisions, and corporate securities, FHLB stock and other securities, partially offset by a decrease in yield in all categories, contributed to a higher level of interest income in 2003, as compared to 2002. An overall decrease in yield on interest earning assets, partially offset by volume increases in all categories of interest earning assets, except federal funds sold and mortgage-backed securities, contributed to a lower level of interest income in 2002, as compared to 2001.

         The decreased yield on interest earning assets in 2003 and 2002 resulted from a continuing low interest rate environment. Although interest income decreased in 2002 compared to 2001, a more significant decrease in interest expense resulted in an increase in net interest income and the net interest margin during 2002.

         Average interest earning assets increased in 2003 to $2,555.1 million over the $2,054.1 million in 2002 and $1,869.3 million in 2001, reflecting a
24.4 percent and 9.9 percent increase in 2003 and 2002, respectively. The Company's ability to make changes in the asset mix enables management to capitalize on more desirable yields, as available, related to various interest earning assets.

         Interest income on federal funds sold decreased in 2003 due to lower yield, partially offset by higher volume, while such income also decreased in 2002 due to both lower yield and volume as compared to the prior year. The level of federal funds sold is dependent upon the amount of loan and deposit growth, cash flow requirements, and yields on alternative security investments. To a lesser extent, investments in interest bearing deposits are also an alternative to federal funds sold.

         The average balances of total securities increased in both 2003 and 2002, due principally to efforts to effectively leverage capital, as well as management's efforts to balance the risk and liquidity of the entire portfolio. Interest income on total securities increased in 2003, while declining in 2002 compared to the prior years. The increase in 2003 was due to an increase in volume from U.S. government agencies and mortgage-backed securities, partially offset by a decrease in yield on all securities. The decrease in yield on securities for 2003 was also impacted by the FHLB of New York suspending the dividend on FHLB stock for the 2003 fourth quarter (approximately $0.4 million). The FHLB of New York has reinstated the dividend for the 2004 first quarter at a reduced rate of 1.45 percent. The decrease in 2002 was due to lower yields on all securities, partially offset by an increase in volume of all securities, except for mortgaged-backed securities.

         Loans are the largest component of interest earning assets and, due to their significance, are carefully reviewed with respect to the Company's overall interest sensitivity position. Interest income on loans in 2003 increased due to higher volume, partially offset by lower yields, while interest income declined in 2002 due to a decrease in yield, partially offset by higher volume. In 2003, average net loan balances increased $146.0 million to $1,391.7 million compared to 2002, while average net loans increased $144.6 million in 2002 compared to 2001. Net loans outstanding increased $97.7 million to $1,433.9 million at December 31, 2003 from $1,336.3 million at December 31, 2002, or a 7.3 percent increase, compared to an increase of $177.7million, or 15.3 percent, in 2002 compared to 2001. Loan interest income was also negatively impacted by interest income foregone on nonaccrual loans of $404,000 in 2003, $895,000 in 2002, and $1,316,000 in 2001.

         Interest expense is a function of both the volume and rates paid for interest bearing liabilities. Interest expense in 2003 increased $1.3 million, or 2.4 percent to $54.2 million, and in 2002 decreased $17.8 million to $52.9 million, or 25.2 percent, compared to $70.7 million in 2001. Average balances in all categories increased in both 2003 and 2002, except for time deposits in 2002. Average retail and commercial deposits increased in 2003 primarily due to continuing growth of deposits in existing branches from ongoing business development efforts and the opening of two new New York branches in Goshen (Orange County) and Eastchester (Westchester County). Average retail and commercial deposits increased in 2002 primarily due to the growth of deposits in the Bank's existing markets, the opening of a new branch in Yonkers, New York, as well as the acquisition of the Fourth Federal branch. The deposit increase in 2002 was partially offset by a decrease in municipal and large time deposits as the Bank utilized FHLB borrowings at attractive rates with longer terms as part of its leverage strategy and interest rate risk management.

         Non-interest earning deposits are an integral aspect of liability management and have a positive impact on the determination of net interest income. The level of non-interest bearing average demand deposits increased 17.4 percent in 2003 to $282.5 million from $240.6 million in 2002, which was a 20.5 percent increase compared to $199.7 million in 2001.

         The net interest spread on a tax equivalent basis for the years ended December 31, 2003, 2002,and 2001 is as follows:

         NET INTEREST SPREAD ANALYSIS
         ----------------------------

                                 2003       2002      2001
----------------------------------------------------------
Average interest rate on:
----------------------------------------------------------
Total average interest-
    earning assets               5.22%      6.23%     7.18%
Total average interest-
    bearing liabilities          2.51       3.05      4.41
Total average interest-
    bearing liabilities
    and demand deposits          2.22       2.68      3.92
----------------------------------------------------------
Net interest spread
    excluding demand
    deposits                     2.71%      3.18%     2.77%
----------------------------------------------------------
Net interest spread
    including demand
    deposits                     3.00%      3.55%     3.26%
----------------------------------------------------------

         In 2003, the net interest spread decreased due to the continued low interest rate environment combined with an asset sensitive balance sheet, which caused yields on assets to decrease at a faster rate than yields on interest bearing liabilities, as well as due to increased leveraging of the balance sheet at narrower spreads. In 2002, the net interest spread increased due to yields on interest bearing liabilities decreasing at a faster rate than yields on interest earning assets, partially offset by increased leveraging of the balance sheet with shorter-term wholesale deposits and long-term low interest rate borrowings to maximize net interest spreads.

         Management has used its strong capital position to prudently leverage the balance sheet resulting in increased levels of net interest income without adding either significant interest rate risk or operating expenses. Management believes leveraging the balance sheet with the addition of floating rate securities will protect interest income in a rising interest rate environment, while the inclusion of fixed rate securities with reasonable periods of call protection will mitigate the adverse effects on interest income if interest rates remain low. Although the effects of balance sheet leveraging tend to decrease the net interest spread, it adds net interest income without adding significant operating costs.

         The Company's balance sheet is currently asset sensitive during the short-term period (one year and less) and will benefit in a rising interest rate environment. Management cannot predict future market conditions and the related effect on its net interest spread and margin. However, due to the balance sheet's asset sensitivity, a continuation of the short-term interest rate environment may cause the net interest spread and margin to decrease.

NON-INTEREST INCOME

         Non-interest income is independent of income generated from yields on earning assets. Non-interest income consists of gains on sales of available for sale securities, service charges and fees on deposit accounts, and other income. The Company generates increases in non-interest income primarily from new and larger existing retail and commercial deposit and loan relationships, increased bank services offered to retail and commercial customers and prudently managing the security portfolio in order to recognize gains on securities when appropriate.

         Non-interest income for 2003 was $16.0 million compared to $12.8 million for 2002 and $8.3 million in 2001. Non-interest income in 2003 reflects higher gains on sales of available for sale security transactions of $1,978,000, higher other income of $707,000, and increases in service charges and fees of $597,000, as compared to 2002. The increase in 2002, as compared to 2001 is primarily due to higher gains on security transactions of $4,341,000, higher other income of $332,000, partially offset by lower service charges and fees of $174,000.

         Gains on securities transactions in 2003 and 2002 were primarily the result of gains realized on sales of available for sale securities that management believed would most likely have been called or prepaid at par.

         Service charges and fees on deposit accounts increased 17.9 percent in 2003 and decreased 4.9 percent in 2002 compared to the prior years. The increase in 2003 reflects higher NSF income, primarily from higher fees generated from commercial accounts. The decrease in 2002 was primarily due to lower NSF income as customers maintained higher account balances during this period.

           The 2003 increase in other income primarily reflects higher loan prepayment and credit card fees, income from merchant credit card transactions, commissions from sales of mutual funds, annuities, stocks and bonds, and other non-interest income. The increase in other income in 2002 reflects increases in loan prepayment and debit card fees, as well as other non-interest income. Both period increases were partially offset by lower mortgage servicing income and lower letter of credit fees compared to the prior year. Loan prepayment fees increased in both periods due to the significant level of loan refinancing in the lower interest rate environment. Increases in other fee categories reflect increased marketing efforts. Letter of credit fees fluctuate depending on the needs of the Bank's customer base, particularly those involved in real estate development. Mortgage service fee income declined in both years as it has been the policy of the Bank to retain residential loan production in portfolio, resulting in a decrease in the loan servicing portfolio.

NON-INTEREST EXPENSES

         Non-interest expenses are primarily incurred to support the growth of the Company to increase its market share and customer base, support the Company's investment in people and technology, and handle administrative functions. Non-interest expenses rose to $45.2 million for 2003, or 12.4 percent over the $40.3 million for 2002, compared to an 11.0 percent increase in 2002 over the $36.3 million for 2001. These increases reflect the overall growth of the Company's assets and increased business volume consistent with the Company's business strategy.

         The Company's efficiency ratio (a lower ratio indicates greater efficiency) that compares non-interest expense to total adjusted revenue (taxable equivalent net interest income, plus non-interest income, excluding net gains on securities transactions and loans held for sale) was 52.2 percent in 2003 compared to 49.5 percent in 2002 and 52.1 percent in 2001. The increase in the efficiency ratio in 2003 and decrease in 2002, as compared to the prior year periods, is substantially due to changes in the net interest margin.

         Salaries and employee benefits, the largest component of non-interest expenses, rose 12.5 percent in 2003 to $27.1 million, compared to a 13.7 percent increase in 2002 to $24.1 million from the $21.2 million in 2001. The increases in both years reflect the costs of additional personnel necessary for the Company to accommodate the increases in both deposits and loans, as well as annual merit increases. In addition, the Company opened two new branches and one new loan production office in 2003 and acquired a retail banking branch and opened one branch in 2002, which also increased the number of employees in both years. Increases in salaries and employee benefits in both 2003 and 2002 were also attributable to incentive compensation programs (tied to the higher levels of net income) necessary to be competitive in attracting and retaining high quality and experienced personnel, and costs associated with related payroll taxes and other employee benefits.

         The percentages of salaries and employee benefits as a percentage of total non-interest expenses for 2003, 2002, and 2001 is set forth in the following table:

----------------------------------------------------------------
                                         2003      2002     2001
----------------------------------------------------------------
EMPLOYEES AT DECEMBER 31,
Full-time employees                       351      334       301
Part-time employees                        34       42        37
----------------------------------------------------------------
SALARIES AND EMPLOYEE BENEFITS       (000's, except percentages)
----------------------------------------------------------------
Salaries                              $15,280  $13,788   $12,221
Payroll taxes                           1,588    1,429     1,237
Medical plans                           2,992    2,466     2,532
Incentive compensation plans            5,411    4,842     3,723
Deferred compensation, employee
    retirement, and stock plans         1,268    1,123       945
Other                                     542      422       506
----------------------------------------------------------------
Total                                 $27,081  $24,070   $21,164
----------------------------------------------------------------
Percentage of total non-interest
    expenses to total expenses           59.9%    59.8%     58.3%
----------------------------------------------------------------

         Occupancy and equipment expenses increased in 2003 to $6.9 million, a
10.0 percent increase over the 2002 amount of $6.3 million, which represents a slight increase of 0.1 percent over 2001. The increases are due to increased utilization of the Corporate Headquarters in both 2003 and 2002, the opening of two new branches and a loan center in 2003, and the acquisition of one branch and opening of a new branch in 2002. Equipment expense also increased in both years as a result of higher maintenance costs associated with the in-house IBM AS-400 computer and capital investments over the last several years in systems designed to enhance product delivery, communications, and bank-wide operating and processing capabilities. The 2002 increases were substantially offset by lower utility costs and less depreciation expense due to fully depreciating certain fixed assets.

         Advertising and business development expense increased to $2,697,000 a
34.7 percent increase, compared to the $2,002,000 recorded in 2002, which reflects an increase of 5.6 percent compared to 2001. The increases in both years are principally due to mortgage/home equity loan and deposit promotional campaigns, the expansion of the Chairman's Council business development campaign programs and increased advertising of the Company's brand, "Do business with us, do better with us."

         Professional fees increased 1.7 percent to $1,414,000 in 2003 from $1,391,000 in 2002, which was a 9.3 percent increase from the $1,273,000 recorded in 2001. The 2003 and 2002 increases reflect increases in consulting fees related to corporate efficiency and security enhancement projects, and in 2002, regulatory examination fees and higher professional fees associated with collection and loan workout efforts related to one significant non-performing real estate construction loan.

         Communications expense increased 19.6 percent in 2003 to $1,306,000 from $1,092,000 in 2002, a 12.9 percent increase from $967,000 in 2001. The increase in 2003 and 2002 reflects increased data and telephone lines to support business growth.

         Stationery and printing expense decreased 2.9 percent to $774,000 in 2003 from $797,000 in 2002 and 4.1 percent from $831,000 recorded in 2001. The decreases in expense in 2003 and 2002 reflects the Company's increased use of in-house printing and technology, partially offset by higher business volume in both years.

         Amortization of intangibles increased by $92,000 to $1,015,000 in 2003 compared to 2002 and increased by $19,000 to $923,000 in 2002 compared to 2001. The increases reflect amortization of the $0.9 million paid for the deposits assumed in the Fourth Federal branch acquisition in October 2002.

         Other non-interest expenses, as reflected in the following table, increased 9.9 percent in 2003 and increased 27.3 percent in 2002 compared to 2001. The increases in 2003 and 2002 primarily reflect higher expenses due to increased costs of insurance, courier fees from additional locations and customer pick-ups, credit card related costs from increased volume and award redemptions, Internet related fees, increased corporate administrative expenses, higher outside services and higher consulting fees, and in 2002, fees related to the conversion of the Fourth Federal branch and higher branch charge-offs.

                                 (000's, except percentages)
-------------------------------------------------------------
OTHER NON-INTEREST
    EXPENSES                         2003      2002      2001
-------------------------------------------------------------
Other insurance                     $ 367     $ 236     $ 219
Courier fees                          598       540       480
Dues, meetings, and
    seminars                          466       443       403
Outside services                      761       638       549
U.S.B. Foundation, Inc.               250       252       275
Credit card related costs             760       630       528
Other                                 600       721       265
-------------------------------------------------------------
Total                              $3,802    $3,460    $2,719
-------------------------------------------------------------
Percentage of total
    non-interest expenses            8.4%      8.6%      7.5%
-------------------------------------------------------------

         To monitor and control the level of non-interest expenses and non-interest income, the Company continually monitors the system of internal budgeting, including analysis and follow-up of budget and prior period variances.

INCOME TAXES

         Income tax provisions of $16,031,000, $13,878,000, and $10,866,000 were recorded in 2003, 2002, and 2001, respectively. The Company is currently subject to a statutory Federal tax rate of 35.0 percent, a New York State tax rate of
7.5 percent of New York State income, a Metropolitan Transportation tax at an effective rate of 1.53 percent, a Connecticut State tax rate of 7.5 percent of Connecticut State income, a New York City tax rate of 9.0 percent of New York City income and a Delaware State Franchise State tax based on the number of authorized shares. The Company's overall effective income tax rate was 35.4 percent in 2003, 33.9 percent in 2002, and 34.4 percent for 2001.

         The lower effective income tax rate in all years as compared to statutory rates primarily reflects lower state income taxes and a proportionately lower investment in tax exempt municipal bonds. As a result of a reduction in taxable income for state tax purposes, the Company has established a valuation allowance in the amount of $1.5 million to reserve for that amount of the state net deferred tax asset totaling $1.9 million that is more likely than not, in management's judgment, not realizable. Other pertinent income tax information is set forth in the Notes to the Consolidated Financial Statements.

SECURITIES PORTFOLIO

         Securities are selected to provide safety of principal and liquidity, produce income on excess funds during structural changes in the composition of deposits during cyclical and seasonal changes in loan demand, and to leverage capital. The amount of securities purchased and maintained in the investment portfolio is dependent on the level of deposit growth in excess of loan growth, the ability to leverage capital, while maintaining adequate capital ratios, and the ability of the Bank to borrow wholesale funds. In order to manage liquidity and control interest rate risk, the Company's investment strategy focuses on securities that have short maturities, adjustable-rate securities or those whose cash flow patterns result in a lower degree of interest rate risk, and investments in fixed rate securities with longer-term maturities and call options by the issuer to maximize yield.

         The Bank's investment policy includes a determination of the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold securities until maturity, they are classified as held to maturity and are carried at amortized historical cost. Securities held for indefinite periods of time and not intended to be held to maturity include securities that management intends to use as part of its asset/liability strategy and that may be sold in response to changes in interest rates, prepayment risk, and other factors. Such securities are classified as available for sale and carried at estimated fair value.

         The Company has continued to exercise its conservative approach to investing by purchasing high credit quality investments and controlling interest rate risk by investing in securities with periodic cash flow or with interest rates that reprice periodically, and longer-term maturities to complement the asset/liability structure of the balance sheet. Generally, most securities may be used to collateralize borrowings and public deposits. As a result, the investment portfolio is an integral part of the Company's funding strategy. The securities portfolio, including the Bank's investment in FHLB stock, of $1,350.0 million and $1,075.5 million at December 31, 2003 and 2002, consists of securities held to maturity totaling $238.0 million and $274.9 million, securities available for sale totaling $1,081.4 million and $775.5 million, and FHLB stock of $30.6 million and $25.1 million, respectively.

         Securities, including FHLB stock, represent 43.1 percent, 36.9 percent, and 38.2 percent of average interest earning assets in 2003, 2002, and 2001, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company's asset/liability strategy. The size of the securities portfolio will depend on deposit and loan growth, and the ability of the Company to take advantage of leverage opportunities. The carrying value, estimated fair value, weighted average yields, and maturity distributions of securities and information on securities in a gross unrealized loss position are included in the Notes to the Consolidated Financial Statements.

         Obligations of U.S. government agencies principally include Federal Home Loan Bank ("FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") debentures and notes. At December 31, 2003 and 2002, the outstanding balances held in such U.S. government agency securities totaled $796.4 million and $415.5 million, respectively. For 2003 U.S. government agency securities increased $380.9 million as purchases of $859.2 million in U.S. government agency bonds and net discount accretion of $0.4 million were partially offset by net sales of $84.9 million, redemptions of $387.0 million and a decrease in the fair value of available for sale securities of $6.8 million. For 2002, U.S. government agency securities increased $182.2 million as purchases of $424.7 million in U.S. government agency bonds and net discount accretion of $0.1 million were partially offset by a decrease in the fair value of available for sale securities of $0.6 million and net sales and redemptions of $242.0 million. In 2003 and 2002, the net new purchases were mostly in fixed rate and floating rate (which contain maximum lifetime caps) callable U.S. government agency securities as the yields on these obligations were considered attractive. Management expects these bonds to be called prior to maturity based upon its evaluation of interest rates at the time of purchase.

         The Company invests in mortgage-backed securities, including collateralized mortgage obligations ("CMOs"), which are primarily issued by the Government National Mortgage Association ("GNMA"), FNMA and FHLMC. GNMA securities are backed by the full faith and credit of the U.S. Treasury, assuring investors of receiving all of the principal and interest due from the mortgages backing the securities. FNMA and FHLMC guarantee the payment of interest at the applicable certificate rate and the full collection of the mortgages backing the securities. However, these securities are not backed by the full faith and credit of the U.S. Treasury.

         Mortgage-backed securities, including CMOs, decreased $117.0 million to $448.1 million and increased $131.6 million to $565.1 million at December 31, 2003 and 2002, respectively. The decrease in 2003 was due to sales of $329.7 million, principal paydowns and redemptions of $272.5 million, a decrease in fair value of available for sale securities of $6.8 million, and net premium amortization of $1.3 million, partially offset by purchases of $493.3 million. The increase in 2002 was due to purchases of $494.0 million and an increase in fair value of available for sale securities of $1.0 million that was partially offset by sales of $153.8 million, principal paydowns and redemptions of $208.0 million, and net premium amortization of $1.6 million.

         The following table sets forth additional information concerning mortgage-backed securities, including CMOs, as of the periods indicated:

----------------------------------------------------------------
                                             (000's)
                                          December 31,
----------------------------------------------------------------
                                    2003        2002        2001
----------------------------------------------------------------
U.S. government agency:
   Mortgage-backed securities:
        Fixed rate              $124,958    $364,684    $244,769
        Adjustable rate            2,078       2,463       3,102
   Collateralized
   mortgage
   obligations:
        Fixed rate                    --      22,603      20,682
        Adjustable rate          321,011     175,093     164,580
Other                                 39         249         356
----------------------------------------------------------------
Total                           $448,086    $565,092    $433,489
----------------------------------------------------------------

         Purchases and sales of mortgage-backed securities, including CMOs, are transacted when management considers such activities appropriate in order to react to market conditions to restructure the portfolio and manage interest rate risk. Fixed rate mortgage-backed securities provide a higher yield and cash flow for reinvestment in different interest rate environments. Fixed rate CMO obligations generally provide shorter maturities and increased cash flow. Interest rates on floating-rate CMO securities periodically adjust at certain spreads to market indices and typically contain maximum lifetime caps. These investments generally result in a shortening of the portfolio's average interest rate repricing period. Mortgage-backed securities cash flow is sensitive to changes in interest rates as principal prepayments generally accelerate during periods of declining interest rates and decrease during periods of rising rates.

         The outstanding balances in obligations of states and political subdivisions at December 31, 2003 and 2002 were $74.7 million and $69.7 million with purchases of $22.1 million and $12.0 million, and maturities and other decreases of $17.1 million and $13.6 million during 2003 and 2002, respectively. The obligations are principally New York State political subdivisions with diversified final maturities and substantially all are classified as held to maturity. The Company considers such securities as core investments having favorable tax equivalent yields.

         The Company invests in medium-term corporate debt securities, bank and other equity securities, and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase. The Company had outstanding balances in corporate securities of $0.2 million at both December 31, 2003 and 2002, respectively, consisting of bank and other equity securities.

         The total investment in FHLB stock was $30.6 million and $25.1 million at December 31, 2003 and 2002, respectively. The increases in 2003 and 2002 reflect purchases of $17.1 million and $4.5 million, partially offset by redemptions of $11.6 million and $0.2 million, respectively. The Bank is a member of the FHLB of New York. As a prerequisite to obtaining increased funding from the FHLB of New York, the Bank may be required to purchase additional shares of FHLB of New York stock. The FHLB of New York has reduced its dividend rate on its stock to 1.45 percent for the 2004 first quarter, following the resumption of dividends after a suspension in the fourth quarter of 2003.

         Except for securities of the U. S. government agencies (principally callable and mortgage-backed securities), FHLMC, GNMA, and FHLB, there were no obligations of any single issuer that exceeded ten percent of stockholders' equity at December 31, 2003 and 2002.

LOAN PORTFOLIO

         Loans represent the largest and highest yielding earning asset of the Company. Loan volume is dependent on the Bank's ability to originate loans in the competitive markets in which it operates. Critical factors include the credit worthiness of borrowers, the economy of its markets, and the level of interest rates. Also, impacting loan growth is the level of loan prepayments, which occur more frequently in the current low interest rate environment. The Company continues to originate a significant portion of loans collateralized by real estate within the markets it primarily conducts business. The favorable economic conditions for both commercial and residential real estate and the credit worthiness of new and existing customers allowed the Bank to increase loan originations in 2003 and 2002, in spite of a high level of loan prepayments.

         The increase in the loan portfolio and maintaining the loan portfolio's performance is an integral part of the Company's business strategy and interest income. During 2003, the average balances of net loans of the Company increased $146.0 million to $1,391.7 million, and increased $144.6 million in 2002 to $1,245.7 million, as compared to the 2001 balance of $1,101.1 million. At December 31, 2003, loans outstanding increased $98.2 million to $1,448.7 million, or a 7.3 percent increase compared to loans outstanding at December 31, 2002. The 2003 loan growth resulted from: an increase in commercial real estate loans of $46.2 million; construction and land development loans of $33.0 million; an increase in residential mortgage loans of $8.4 million; an increase in time and demand loans of $6.8 million; an increase in home equity loans of $5.3 million; and an increase in other loan categories, including commitment fees, of $0.2 million; partially offset by decreases in installment loans and credit card loans of $1.6 million and $0.1 million, respectively.

         Loans outstanding at December 31, 2002 increased $179.5 million to $1,350.4 million, or 15.3 percent as compared to loans outstanding at December 31, 2001. The 2002 loan growth resulted from: an increase in construction and land development loans of $82.1 million, principally from variable rate loans which are based on the prime rate as published in the Wall Street Journal; an increase in commercial real estate loans of $67.0 million; an increase in residential mortgages of $18.3 million; an increase in home equity loans of $8.6 million; and an increase in time and demand loans of $6.7 million; partially offset by decreases in installment loans, credit card loans, and other loan categories of $2.1 million, $0.8 million, and $0.3 million, respectively.

         Real estate collateralized loans consisting of construction mortgages, interim and permanent commercial mortgages, home equity, and residential mortgages represent 89.1 percent and 88.8 percent of total gross loans at December 31, 2003 and 2002, respectively. Commercial mortgages, residential mortgages, and construction and land development loans, which in the aggregate increased significantly in both 2003 and 2002 will continue to be emphasized, as these loans represent quality real estate secured loans. At December 31, 2003 and 2002, the Company has approximately $267.9 million and $234.1 million, and $60.6 million and $66.8 million of committed but unfunded commercial mortgage loans, construction and land development loans, and residential mortgage loans (both first and junior liens), respectively.

         Time and demand loans are loans to businesses and individuals that are secured by collateral other than real estate (i.e., accounts receivable and inventory) or are unsecured. These loans increased to $139.0 million in 2003 from $132.2 million in 2002 and $125.5 million in 2001, as the Company continues to diversify its loan portfolio and an increasing number of commercial customers borrowed from their lines of credit. Installment loans to individuals and businesses decreased in 2003 to $8.6 million from $10.2 million in 2002, which was a decrease from $12.3 million in 2001, as the Company experienced significant competition for these loans.

         The Bank currently provides a Union State Bank Visa card and MasterCard. At December 31, 2003 and 2002, the Bank had unused credit card lines of $34.2 million and $35.8 million, and outstanding balances of $5.6 million and $5.8 million, respectively. The credit card business allows the Company to increase its consumer lending.

         At December 31, 2003 and 2002 time and demand, installment, credit card, and other loans represented 10.9 percent and 11.2 percent of gross loans, respectively.

         It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Regulatory requirements generally prohibit the accrual of interest on certain loans when principal or interest is due and remains unpaid for 90 days or more (with the exception of credit card loans for which the criteria is 180 days past due). Nonaccrual loans, which are primarily collateralized by real estate, decreased at December 31, 2003 to $6.1 million and decreased at December 31, 2002 to $12.5 million from $20.7 million as of December 31, 2001.

         Net income is adversely impacted by the level of non-performing assets caused by the deterioration of the borrowers' ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provisions for credit losses, incur collection costs, and other costs associated with the management and disposition of foreclosed properties.

         The most significant non-performing loans have typically been construction and real estate related commercial loans, and commercial lease finance loans (Bennett loans). Although the Bank has an aggressive foreclosure policy, the process is often slow and can be hampered by legal and market factors. Loans considered to be impaired were $5.6 million and $12.6 million at December 31, 2003 and 2002, respectively. Net loan charge-offs against the allowance for loan losses were $1,885,000 in 2003, compared to $2,192,000 in 2002 and $274,000 in 2001. The higher level of charge-offs in 2003 and 2002 reflect $1.8 million and $1.4 million of charge-offs, respectively, related to a non-performing real estate construction loan, and also in 2002, charge-offs of $0.6 million related to the final settlement of the Bennett loan. The decrease in non-performing loans in 2003 and 2002 is primarily due to the reduction of a non-performing real estate construction loan from principal payments and charge-offs, which were partially offset by advances to complete the construction and maintain the operations of the project. For further information on non-performing loans, see Note 5 to the Notes to Consolidated Financial Statements.

ALLOWANCE FOR LOAN LOSSES

         The loan portfolio is evaluated on an ongoing basis. A comprehensive evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification and evaluation of past due loans, non-performing loans, impaired loans and potential problem loans, assessments of the expected effects of the current economic environment, applicable industries, geographic and customer concentrations in the loan portfolio, and a review of historical loss experience.

         The allowance for loan losses of $14.8 million and $14.2 million at December 31, 2003 and 2002, respectively, is available to absorb charge-offs from any loan category, while additions are made through charges to income and recoveries of loans previously charged-off. In addition to the allowance for loan losses, a reserve for credit losses related to unfunded loan commitments at December 31, 2003 and 2002 of $536,000 and $497,000, respectively, is included in other liabilities.

         Based upon management's assessment of the degree of risk associated with the various elements of the loan portfolio, it is estimated that at December 31, 2003 and 2002, 9 percent and 7 percent of the allowance for loan losses and reserve for unfunded loan commitments is applicable to time and demand loans, 85 percent and 86 percent is related to loans collateralized by real estate, including commercial and construction loans, 4 percent and 6 percent is applicable to installment, credit card and other loans, and 2 percent and 1 percent are unallocated, respectively.

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

         Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance for loan losses and reserve for unfunded loan commitments is considered adequate to absorb losses inherent in the credit portfolio. A substantial portion (89.1 percent at December 31, 2003) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. The collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for credit losses established in 2003, 2002, and 2001, and the related allowance for loan losses and reserve for unfunded loan commitments reflect net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card, and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio.

         Management believes the allowance for loan losses and reserve for unfunded loan commitments at December 31, 2003 appropriately reflects the risk elements inherent in the total loan portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance and reserve for unfunded loan commitments in response to changing economic conditions or regulatory examinations. During 2003, the FDIC completed an examination of the Bank. During 2002, the New York State Banking Department and the Federal Reserve completed examinations of the Bank and Company, respectively. As a result of these examinations, no adjustments to the allowance for loan losses or reserve for unfunded loan commitments were required.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

         The following table presents the maturities of loans outstanding at December 31, 2003 (excluding installment loans to individuals and real estate loans other than construction loans), and the amount of such loans by maturity date that have predetermined interest rates and the amounts that have floating rates.

------------------------------------------------------------------------------------------------
                                                             (000's, except percentages)
                                                       AFTER
                                                       1 BUT
                                          WITHIN      WITHIN       AFTER
                                          1 YEAR     5 YEARS     5 YEARS       TOTAL     PERCENT
------------------------------------------------------------------------------------------------
LOANS:
Time and demand loans                   $101,119    $ 26,783    $ 11,116    $139,018          33%
Commercial installment loans                 165       5,270       1,115       6,550           2
Mortgage construction loans              164,049     109,739        --       273,788          65
------------------------------------------------------------------------------------------------
TOTAL                                   $265,333    $141,792    $ 12,231    $419,356         100%
------------------------------------------------------------------------------------------------
RATE SENSITIVITY:
------------------------------------------------------------------------------------------------
Fixed or predetermined interest rates   $ 19,750    $ 53,767    $  9,084    $ 82,601          20%
Floating or adjustable interest rates    245,583      88,025       3,147     336,755          80
------------------------------------------------------------------------------------------------
TOTAL                                   $265,333    $141,792    $ 12,231    $419,356         100%
------------------------------------------------------------------------------------------------
PERCENT                                       63%         34%          3%        100%
------------------------------------------------------------------------------------------------


CONTRACTUAL OBLIGATIONS

         In the normal course of business, the Company incurs contractual obligations. A summary of all significant contractual obligations as of December 31, 2003 are summarized below:


-------------------------------------------------------------------------------------
                                               (000's, except percentages)
                                             AFTER 1    AFTER 3
                                                 BUT        BUT
                                   WITHIN   WITHIN 3   WITHIN 5    AFTER 5
CONTRACTUAL OBLIGATIONS            1 YEAR      YEARS      YEARS      YEARS      TOTAL
-------------------------------------------------------------------------------------
Operating Lease Obligations(1)   $    968   $  1,605   $  1,147   $    882   $  4,602
Borrowings(1)                     303,797     30,899    135,041    423,768    893,505
Employment agreements               3,912      5,866      5,608       --       15,386
-------------------------------------------------------------------------------------
TOTAL                            $308,677   $ 38,370   $141,796   $424,650   $913,493
-------------------------------------------------------------------------------------

     (1)   Further information is included in Note 6 and Note 9, as applicable.

OFF BALANCE SHEET COMMITMENTS

         Off balance sheet commitments incurred in the normal course of business as of December 31, 2003 are summarized below:


---------------------------------------------------------------------------------------
                                           (000's, except percentages)
                                          AFTER 1      AFTER 3
                                              BUT          BUT
                              WITHIN     WITHIN 3      WITHIN 5    AFTER 5
COMMERCIAL COMMITMENTS        1 YEAR        YEARS         YEARS      YEARS        TOTAL
---------------------------------------------------------------------------------------
Lines of credit             $414,895       $   --      $     --     $   --     $414,895
Standby Letters of credit     39,895           --            --         --       39,895
Other loan commitments
    -- Commercial             87,278           --            --         --       87,278
    -- Residential            13,325           --            --         --       33,325
---------------------------------------------------------------------------------------
TOTAL                       $555,393       $   --      $     --     $   --     $555,393
---------------------------------------------------------------------------------------

Lines of credit in the above table are available upon demand. It is not expected that standby letters of credit will be funded. Other loan commitments represent projected commercial and real estate loan closings.

DEPOSITS

         The Company's fundamental source of funds supporting interest earning assets continues to be deposits, consisting of demand deposits (non-interest bearing), NOW, money market, savings, and various forms of time deposits. Retail deposits are obtained primarily by mass marketing efforts and are fee and interest rate sensitive. Commercial deposits are generally obtained through direct marketing and business relationship development efforts, as well as a result of lending relationships. The maintenance of a strong deposit base is key to the development of lending opportunities and creates long-term customer relationships, which enhance the ability to cross sell services. Depositors include individuals, small and large businesses and governmental units. To meet the requirements of a diverse customer base, a full range of deposit instruments are offered, which has allowed the Company to maintain and expand the deposit base despite intense competition from other banking institutions and non-bank financial service providers.

         Total deposits at December 31, 2003 increased 14.4 percent to $1,775.0 million from $1,551.8 million at December 31, 2002, and 8.8 percent from $1,426.0 million as of December 31, 2001. Excluding municipal time deposits, which are acquired on a bid basis, and brokered time deposits, total deposits increased to $1,649.0 million or by 13.9 percent as of December 31, 2003 and to $1,447.9 million or by 12.1 percent as of December 31, 2002. Average deposits outstanding increased to $1,711.4 million or by 14.2 percent in 2003, and to $1,498.3 million or by 3.5 percent in 2002 from the $1,447.3 million as of December 31, 2001. Average deposits, excluding municipal time deposits and brokered time deposits, increased to $1,580.1 million or by 14.1 percent in 2003 and to $1,385.0 million or by 7.9 percent in 2002 compared to the prior year.

         Average non-interest bearing deposits increased 17.4 percent to $282.5 million in 2003 compared to 2002, and 20.5 percent to $240.6 million in 2002 compared to 2001, due to expansion of the branch network and business development efforts.

         Average interest bearing deposits in 2003 increased $171.1 million and in 2002 increased $10.2 million, reflecting increases in all deposit categories, except for time deposits in 2002. Average balances in NOW deposits increased $40.6 million in 2003 and $14.4 million in 2002, due principally to new and increased account activity by customers and an increase in average municipal deposits in 2003. The increase of $68.6 million in 2003 and $15.1 million in 2002 in average money market deposit balances principally resulted from an increase due to promotions of transactional accounts and an increase in average municipal deposits in both years, and in 2003, the offering of attractively priced accounts in new markets and branch locations. Savings deposits average balances increased $2.0 million and $14.6 million in 2003 and 2002. Increases in all interest bearing transaction accounts also resulted from customers transferring funds into shorter term liquid accounts because of the low interest rates for longer-term deposits in both years, as well as an influx of deposits as money flowed out of the stock market and other alternative investments, particularly in 2002. In 2003 and 2002, average time deposits outstanding increased $59.9 million and decreased $33.8 million, respectively. Average time deposits increased in 2003 primarily by obtaining retail and brokered time deposits with medium to long-term maturities by offering attractive rates and a one time rate increase option on retail accounts during a period of historically low interest rates. The decrease in average time deposits in 2002 is primarily due to retail customers seeking shorter-term liquid accounts during a period of low interest rates.

         Municipal and brokered time deposits are used to fund loan growth, in excess of retail and commercial deposit growth, security purchases, and leverage of the balance sheet. In 2003, municipal deposits decreased slightly, and in 2002, additional funding of the balance sheet was acquired with borrowed funds. In 2003, brokered time deposits of $25.0 million were acquired as management obtained longer-term maturity deposits during a low interest rate period. In 2003 and 2002, time deposits over $100,000 (including municipal deposits) increased $11.5 million and decreased $4.5 million, respectively, compared to the prior years. Deposits of over $100,000 are generally for maturities of 30 to 180 days and are acquired to fund loans and securities and to leverage excess capital by matching such funds with investments and loan production in excess of deposit growth.

         Deposit costs generally decreased in 2003 and 2002 during periods of lower interest rates as a result of the Federal Reserve Board's decision to lower short-term interest rates in 2003 and 2002 by 50 basis points in each year. At December 31, 2003, short-term rates remained low compared to longer-term rates. However, it is expected that depositors will continue to favor short-term deposit products to react quickly to the uncertain interest rate environment, which will result in higher volatility of net interest margins due to the quick repricing of deposits during periods of both rising and declining interest rates.

         The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

----------------------------------------------------------------------------------------------------
                                               (000's, except percentages)
                                                 Year Ended December 31,
                                   2003                       2002                     2001
                           AVERAGE      AVERAGE       Average      Average      Average      Average
                            AMOUNT         RATE        Amount         Rate       Amount         Rate
----------------------------------------------------------------------------------------------------
Demand deposits         $  282,469           --%   $  240,578           --%  $  199,724           --%
NOW accounts               137,270         0.42        96,654         0.67       82,252         0.92
Money market accounts      158,303         1.26        89,689         1.13       74,602         2.29
Savings deposits           434,945         0.64       432,942         1.14      418,367         2.85
Time deposits              698,372         2.64       638,485         3.29      672,324         5.40
----------------------------------------------------------------------------------------------------
Total                   $1,711,359         1.39%   $1,498,348         1.84%  $1,447,269         3.50%
----------------------------------------------------------------------------------------------------

CAPITAL RESOURCES

         Strong capitalization is fundamental to the successful operation of a banking organization. Management believes that the Capital Securities and subordinated debt, future retained earnings and stock purchases under the employee benefit plans will provide the necessary capital for current operations and the planned growth in total assets. In addition, capital growth can be acquired through the reinstatement of the Company's Dividend Reinvestment and Optional Stock Purchase Plan, which has been suspended, as well as by issuance of securities in the capital markets.

         Stockholders' equity increased to $168.3 million in 2003, or 7.9 percent compared to $156.0 million in 2002, and increased 15.4 percent in 2002 over the $135.2 million in 2001. The increase in 2003 was attributable to net income of $29.3 million, common stock options exercised and related tax benefit of $4.5 million and other increases of $0.3 million, partially offset by cash dividends of $7.6 million, purchases of treasury stock of $6.2 million, and a decrease in accumulated other comprehensive income (loss) of $8.0 million. The increase in 2002 was attributable to net income of $27.0 million, common stock options exercised and related tax benefit of $2.5 million, an increase in accumulated other comprehensive income of $0.5 million, and other increases of $0.2 million, partially offset by cash dividends of $6.8 million and purchases of treasury stock of $2.6 million.

         The Company manages capital through its earnings, stock plans, dividend policy, and stock repurchase programs. During 2003 and 2002, the Company acquired 367,685 and 164,251 common shares, respectively, through stock repurchase plans and common shares tendered in connection with stock option exercises. In December 2003, the Company's Board of Directors approved a new stock repurchase program for up to 300,000 shares of common stock to be made from time to time in open-market and private transactions throughout the year 2004 as, in the opinion of management, market conditions may warrant.

         Cash dividends on the Company's common stock have been paid since 1986, the first dividend paid in the Company's history. In the first quarter of 1988, the Board of Directors authorized a quarterly cash dividend policy. Junior preferred stock was issued in 1999 by TPNZ. Dividends of approximately $10,000 in 2003 and 2002, and $11,000 in 2001 were paid on junior preferred stock.

         The various components and changes in common stockholders' equity are reflected in the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001.

         All banks and bank holding companies are subject to risk-based capital guidelines. These guidelines define capital as Tier I and Total capital. Tier I capital consists of common stockholders' equity, qualifying preferred stock and Capital Securities, less intangibles and accumulated other comprehensive income
(loss). Total capital consists of Tier I capital plus the allowance for loan losses and other reserves related to unfunded loan commitments up to certain limits, qualifying preferred stock and certain subordinated and long term-debt securities. The guidelines require a minimum total risk-based capital ratio of
8.0 percent, and a minimum Tier I risk-based capital ratio of 4.0 percent.

         In accordance with new accounting principles adopted as of December 31, 2003, the Company has deconsolidated its investment in subsidiary trusts, which have issued Capital Securities. As a result of this deconsolidation, the financial statements at December 31, 2003 reflect subordinated debt issued by the Company in connection with Capital Securities, along with the Company's investment in common equity of the Trusts. The Federal Reserve is reviewing the regulatory implications of this accounting change on the capital treatment of Capital Securities and, if necessary or warranted, will provide appropriate guidance.

         The risk-based capital ratios were as follows at December 31:

----------------------------------------------------------
                                2003       2002       2001
----------------------------------------------------------
Tier I Capital:
     Company                   12.80%     12.55%     13.03%
     Bank                      12.49%     12.37%     12.53%
----------------------------------------------------------
Total Capital:
     Company                   13.70%     13.58%     14.03%
     Bank                      13.39%     13.32%     13.53%
----------------------------------------------------------

         The Bank and Company must also maintain a minimum leverage ratio of at least 4 percent, which consists of Tier I capital based on risk-based capital guidelines, divided by average quarterly tangible assets (excluding intangible assets that were deducted to arrive at Tier I capital).

         The leverage ratios were as follows at December 31:

------------------------------------------------------
                      2003          2002          2001
------------------------------------------------------
Company               7.54%         8.36%         8.19%
Bank                  7.34%         8.48%         7.88%
------------------------------------------------------

         To be considered "well capitalized" under FDICIA, an institution must generally have a leverage ratio of at least 5 percent, Tier I capital ratio of 6 percent, and Total capital ratio of 10 percent. The Bank exceeds all current regulatory capital requirements and was in the "well capitalized" category at December 31, 2003. Management fully expects that the Company and the Bank will maintain a strong capital position in the future.

         For additional information on the Company's and Bank's Regulatory Capital requirements see Note 12 to the Consolidated Financial Statements.

LIQUIDITY

         As a banking institution, liquidity is of the utmost importance. The Company acquires funding through its retail and commercial deposits operations and through wholesale funding through borrowings, generally on a secured basis. Liquidity is also provided through cash flow from loan and investment security scheduled principal and interest payments, as well as prepayment of such assets. The Company's contractual obligations are discussed under "Commitments and Contractual Obligations," and, including investments in fixed assets, are not considered significant to the Company's overall liquidity requirements. Discussion of the various sources and uses of liquidity are discussed in detail below.

         The Asset/Liability Committee ("ALCO") establishes specific policies and operating procedures governing the Company's liquidity levels and develops plans to address future liquidity needs. The primary functions of asset/liability management are to provide safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. ALCO has also established a subcommittee called the ALCO Investment Committee ("Investment Committee"), which discusses investment and borrowing strategies on a more technical level. The Investment Committee is critical in developing appropriate strategies to effectively manage the Bank's investment portfolio and leverage strategies.

         Aside from cash on hand and due from banks, liquid assets are federal funds sold, which are available daily, and interest bearing deposits with banks. Excess liquid funds are invested by selling federal funds, which mature daily, to other financial institutions in need of funds. At December 31, 2003 and 2002, the Bank sold overnight federal funds in the amounts of $10.0 million and $24.5 million, respectively. Average balances of overnight federal funds sold for the year ended December 31, 2003 and 2002 were $61.4 million and $50.6 million, respectively.

         Other sources of asset liquidity include maturities of and principal and interest payments on securities and loans. The security and loan portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long-term liquidity. The amortized cost of securities available for sale and held to maturity having the earlier of contractual maturities, expected call dates or weighted average lives of one year or less amounted to $81.4 million at December 31, 2003. This represented 6.1 percent of the amortized cost of the securities portfolio, compared to 32.1 percent at December 31, 2002. The foregoing amount reflects mortgage-backed securities maturities based on a weighted average life, which does not consider monthly principal payments and prepayments received on these securities. Including the estimated cash flow from principal payments of mortgage-backed securities, the total cash flow of the security portfolio in the one year time frame is approximately $146.4 million at December 31, 2003, or 11.0 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals and real estate loans other than construction loans, $265.3 million, or 63.0 percent of such loans at December 31, 2003 mature in one year or less.

         As a preferred seller of mortgages to both FHLMC and FNMA, the Bank may also increase liquidity by selling residential mortgages, or exchanging them for mortgage-backed securities that may be sold, in the secondary market. Residential mortgages may also be used as collateral for borrowings from the FHLB.

         Demand deposits from individuals, businesses and institutions, as well as other transactional accounts and retail time deposits ("core deposits") are a relatively stable source of funds. The deposits of the Bank generally have shown a steady growth trend. The trend of the deposit mix has generally been with a larger percentage of funds in demand accounts, savings deposits, and shorter-term certificates of deposit.

         The Bank pledges certain of its assets as collateral for deposits of municipalities, FHLB borrowings, and securities sold under agreements to repurchase. The Bank had advances aggregating $104.9 million from the FHLB and borrowed $788.6 million under securities sold under agreements to repurchase at December 31, 2003. By utilizing collateralized funding sources, the Bank is able to access a variety of cost effective sources of funds. However, the pledging of assets for borrowings reduces the Bank's ability to convert such assets to cash as the need arises. The assets pledged consist of residential real estate loans and mortgage-backed and other securities.

         Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank's discount window, which borrowings must be collateralized with U.S. Treasury or government agency securities. The Bank has never used its ability to borrow from the discount window. Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity, and other factors. Based upon certain assets that are available for pledge as collateral, the Bank has the potential to borrow up to an additional $476.1 million at December 31, 2003 from the FHLB. The Bank may also borrow up to $73.0 million overnight under federal funds purchase agreements with six correspondent banks.

         Another source of funding for the Company is capital market funds, which includes preferred stock, convertible debentures, the Capital Securities, common stock, and long-term debt qualifying as regulatory capital.

         Each of the Company's sources of liquidity is vulnerable to various uncertainties beyond the control of the Company. Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by pledging activities, general market interest rates, and other unforeseen market conditions. The Company's financial condition is affected by its ability to borrow at attractive rates, retain deposits at market rates, and other market conditions.

         Management considers the Company's sources of liquidity to be adequate to meet expected funding needs and also to be responsive to changing interest rate markets.

MARKET RISK

         Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates, foreign currency exchange rates, and commodity prices. Since all Company transactions are primarily denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposures, the Company's primary market risk exposure is interest rate risk.

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

         Changes in the shape of the yield curve will also impact net interest income for institutions such as the Bank, which price assets at varying terms, while liabilities are generally shorter-term. Generally, a steep yield curve (i.e., lower short-term rates and higher medium to long-term rates) will have a positive effect on net interest income, while a flatter or inverted yield curve will have a negative effect. Excessive levels of interest rate risk can result in a material adverse effect on the Company's future financial condition and results of operations. Accordingly, effective risk management techniques that maintain interest rate risk at prudent levels are essential to the Company's safety and soundness.

         Substantially, all market risk sensitive instruments are held to maturity or available for sale. The Company does not acquire any significant amount of financial instruments for trading purposes. Federal funds, both purchased and sold, on which rates change daily, and loans and deposits tied to certain indices, such as the prime rate and the London Interbank Borrowing ("LIBOR") Rate, are the most market rate sensitive and have the most stable fair values. The least sensitive instruments include long-term fixed rate loans and securities, floating and fixed rate securities with call options, and fixed rate certificates of deposits, which have the least stable fair values. On those types falling between these extremes, the management of maturity and repricing distributions is as important as the balances maintained.

         The management techniques for maturity and repricing distributions involve the matching, or mismatching to increase net interest spreads, of interest rate maturities, as well as principal maturities, and is a key determinant of net interest income. In periods of rapidly changing interest rates, an imbalance ("gap") between the rate sensitive assets and liabilities can cause major fluctuations in net interest income and earnings. Establishing patterns of sensitivity that will enhance future growth regardless of frequent shifts in market conditions is one of the objectives of the Company's asset/liability management strategy.

         Evaluating the Company's exposure to changes in interest rates is the responsibility of ALCO and includes assessing both the adequacy of the management process used to control interest rate risk and the quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain interest rate risk at appropriate levels. Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, deposit base, borrowings, liquidity, and asset quality.

         The Company uses two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of a parallel shift in interest rates on the Company's net interest income.

         As further discussed below, the "Static Gap" analysis shows the Company as asset sensitive in the one-year time frame and the simulation analysis also indicates an asset sensitive position. The simulation analysis more closely reflects the expected behavior of certain deposit accounts that do not reprice to the full extent of changes in interest rates (i.e., NOW, money market and savings accounts). The Company believes the simulation analysis is a more accurate analysis of its interest rate risk.

         The "Static Gap" is presented in the table on page 70. Balance sheet items are categorized by contractual maturity, expected weighted average lives for mortgage-backed securities, or repricing dates, with floating rate securities and loans constituting the bulk of the floating rate category. The determination of the interest rate sensitivity of non-contractual items is arrived at in a subjective fashion. Passbook and statement savings accounts, NOW, and money market accounts are viewed as a relatively stable source of funds and less price sensitive and are therefore classified partially as short-term and partially as intermediate funds.

         At December 31, 2003, the "Static Gap" shows a positive cumulative gap of $305.0 million or 10.9 percent of interest earning assets in the one day to one year repricing period, due principally to a higher level of floating rate assets and assets that reprice within one year or less, and the treatment of deposit accounts as previously discussed above. The increase in floating rate and short-term repricable assets reflects management's strategy of positioning the balance sheet as asset sensitive in anticipation of an increase in interest rates, while longer-term loans and securities are originated or purchased to maximize yield and provide protection if rates decrease. A significant portion of the loans in the over one year to five years category represents three and five year adjustable rate commercial mortgages. Origination of such loans has allowed the Company to generate an asset repriceable within three to five years to reduce long-term interest rate risk.

         The simulation analysis estimates the effect of an increase or decrease of the yield curve on interest rates and the resulting impact on net interest income. This analysis incorporates management's assumptions about maturities and repricing of existing assets and liabilities, without consideration of future growth or other actions that may be taken to react to changes in interest rates and changing relationships between interest rates (i.e. basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior.

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

         The Company's policy limit on interest rate risk, as measured by the simulation analysis, is that if interest rates were to gradually increase 200 basis points or decrease 50 basis points (normally 200 basis points during periods of higher interest rates) from current rates, the percentage change in estimated net interest income for the subsequent 12-month measurement period should not decline by more than 5.0 percent. Net interest income is forecasted using various interest rate scenarios that management believes is reasonably likely to impact the Company's financial condition. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations.

         The tables below illustrates the estimated exposures under a rising rate scenario and a declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual shift in interest rates for the next 12 month measurement period, beginning December 31, 2003 and 2002. Information on the percentage change in estimated net cash flows from the base case scenario is also shown. The cash flows are scheduled by expected maturity and reflect the effects of changes in market rates.

-------------------------------------------------------------
                             2003
-------------------------------------------------------------
                       Percentage Change    Percentage Change
                                      in                   in
    Gradual Shift in       Estimated Net        Estimated Net
      Interest Rates     Interest Income           Cash Flows
-------------------------------------------------------------
+ 200 basis points                 4.15%             (9.8)%

- 50 basis points                 (1.91)%             3.9%
-------------------------------------------------------------

                             2002
-------------------------------------------------------------
                       Percentage Change    Percentage Change
                                      in                   in
    Gradual Shift in       Estimated Net        Estimated Net
      Interest Rates     Interest Income           Cash Flows
-------------------------------------------------------------
+ 200 basis points                 0.76%            (15.1)%
- 50 basis points                 (0.67)%             5.7%
-------------------------------------------------------------

         The increase in the percentage change of estimated net interest income in the 2003 rising rate scenario, as compared to 2002, reflects an increase of floating rate assets and assets repricable in the over one day to one year category, while certain rate sensitive liabilities have been extended. This has caused the balance sheet to be more asset sensitive. Conversely, this also results in a more negative percentage change of estimated net interest income in the declining rate scenario for 2003, as compared to 2002. Percentage changes in estimated net cash flows increase (or become less negative) in the rising rate scenario and decrease in the declining rate scenario, as compared to the prior year.

         As with any method of measuring interest rate risk, there are certain limitations inherent in the method of analysis presented. Actual results may differ significantly from simulated results should market conditions and management strategies, among other factors, vary from the assumptions used in the analysis. The model assumes that certain assets and liabilities of similar maturity or period to repricing will react the same to changes in interest rates, but, in reality, they may react in different degrees to changes in market interest rates. Specific types of financial instruments may fluctuate in advance of changes in market interest rates, while other types of financial instruments may lag behind changes in market interest rates. Additionally, other assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset, which are assumed in the simulation. Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and securities and early withdrawals from time deposits could deviate significantly from those assumed in the simulation. The simulation model also assumes a relatively parallel shift in the yield curve. As noted above, a steepening of the yield curve may have a positive effect on net interest income, while a flattening of the curve will generally have a negative effect on net interest income.

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

         Interest rate risk exposure is reviewed in weekly meetings in which guidelines are established for the following week and the longer-term. The structural interest rate mismatch is reviewed periodically by ALCO and the Investment Committee.

         Risk can be mitigated by matching maturities or repricing more closely, and by reducing interest rate risk by the use of interest rate contracts. The Company does not use derivative financial instruments extensively, and no such contracts were outstanding at December 31, 2003 and 2002. However, as circumstances warrant, the Company may purchase derivatives such as interest rate contracts to manage its interest rate exposure. Any derivative financial instruments would be carefully evaluated to determine the impact on the Company's interest rate risk in rising and declining interest rate environments, as well as the fair value of the derivative instruments. Use of derivative financial instruments is included in the Bank's Statement on Interest Rate Risk Management as Related to Derivative Instruments and Hedging Activities Policy, which has been approved by the Board of Directors.

INTEREST RATE SENSITIVITY ANALYSIS BY REPRICING DATE

         The following table sets forth the interest rate sensitivity by repricing date as of December 31, 2003:

                                                                      (000's, except percentages)
----------------------------------------------------------------------------------------------------------------------------------
                                           ONE         OVER         OVER         OVER
                                       DAY AND       ONE DAY        THREE     ONE YEAR          OVER            NON-
                                      FLOATING      TO THREE    MONTHS TO      TO FIVE          FIVE        INTEREST
                                          RATE        MONTHS     ONE YEAR        YEARS         YEARS         BEARING       TOTAL
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Loans, net                          $  547,213    $   70,723   $  189,246    $  430,391     $  196,350    $       --    $1,433,923
Mortgage-backed securities                  --       330,129       27,073        76,958         13,926            --       448,086
Other securities                            --       386,757       86,916        88,034        309,585            --       871,292
Other earning assets                    10,000        30,619           --            --             --            --        40,619
Other                                       --            --           --            --             --       112,542       112,542
----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                           557,213       818,228      303,235       595,383        519,861       112,542     2,906,462
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY:
Interest bearing deposits              232,995       445,890      309,167       490,864             --            --     1,478,916
Other borrowed funds                     1,631       340,800       11,366       155,940        383,768            --       893,505
Subordinated debt issued in
   connection with Corporation-
   Obligated mandatory redeemable
   capital securities of
   subsidiary Trusts                        --        30,929           --            --         20,619            --        51,548
Demand deposits                             --            --           --            --             --       296,133       296,133
Securities transactions not yet
     Settled                                --           924           --            --             --            --           924
Other                                       --            --           --            --             --        17,143        17,143
Stockholders' equity                        --            --           --            --             --       168,293       168,293
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY           234,626       818,543      320,533       646,804        404,387       481,569     2,906,462
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST RATE SENSITIVITY GAP   $  322,587    $     (315)  $  (17,298)   $  (51,421)    $  115,474    $ (369,027)   $       --
----------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE GAP                      $  322,587    $  323,272   $  304,974    $  253,553     $  369,027    $       --    $       --
----------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE GAP TO
    INTEREST EARNING ASSETS               11.5%         11.6%        10.9%          9.1%          13.2%           --%           --%
----------------------------------------------------------------------------------------------------------------------------------


FINANCIAL RATIOS

         Significant ratios of the Company for the periods indicated are as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Years Ended December 31,
                                                                                                       2003        2002       2001
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS RATIOS Net income as a percentage of:
         Average earning assets                                                                       1.15%       1.32%       1.11%
         Average total assets                                                                         1.10%       1.24%       1.06%
         Average common stockholders' equity                                                         18.05%      18.70%      16.20%

CAPITAL RATIOS
Total stockholders' equity to assets                                                                  5.79%       6.14%       6.63%
Average total stockholders' equity to average total assets                                            6.10%       6.65%       6.56%
Average total stockholders' equity and Corporation-Obligated mandatory redeemable capital
           securities of subsidiary trusts to average total assets                                    7.98%       8.73%       8.00%
Average net loans as a multiple of average total stockholders' equity                                  8.6         8.6         8.6
Leverage capital                                                                                      7.54%       8.36%       8.19%
Tier I capital (to risk weighted assets)                                                             12.80%      12.55%      13.03%
Total risk-based capital (to risk weighted assets)                                                   13.70%      13.58%      14.03%

OTHER
Allowance for loan losses as a percentage of year-end loans                                           1.02%       1.05%       1.06%
Loans (net) as a percentage of year-end total assets                                                 49.34%      52.55%      56.79%
Loans (net) as a percentage of year-end total deposits                                               80.78%      86.11%      81.25%
Securities, including FHLB stock, as a percentage of year-end total assets                           46.45%      42.30%      37.92%
Average interest earning assets as a percentage of average interest bearing liabilities             118.25%     118.33%     116.64%
Dividends per common share as a percentage of diluted earnings per common share                      26.71%      25.74%      28.57%
----------------------------------------------------------------------------------------------------------------------------------