Form 10-Q
period 2004-03-31
USB HOLDING CO INC
filed 2004-05-10
CIK 707805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________________ to __________________

     Commission file Number         1-12811
                            ------------------------

                            U.S.B. HOLDING CO., INC.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                    36-3197969
                --------                                    ----------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK                      10962
-----------------------------------------                  -------------
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

                                   YES  X   NO
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   YES  X   NO
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AT MAY 4, 2004
                  -----                     --------------------------
         Common stock, par value                    19,540,329
            $0.01 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                    PAGE NO.
                                                                    --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF
         CONDITION AS OF MARCH 31, 2004 AND
         DECEMBER 31, 2003.                                             1

         CONDENSED CONSOLIDATED STATEMENTS OF
         INCOME FOR THE THREE MONTHS ENDED
         MARCH 31, 2004 AND 2003.                                       2

         CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS FOR THE THREE MONTHS ENDED
         MARCH 31, 2004 AND 2003.                                       3

         CONDENSED CONSOLIDATED STATEMENTS OF
         CHANGES IN STOCKHOLDERS' EQUITY FOR
         THE THREE MONTHS ENDED MARCH 31, 2004
         AND 2003.                                                      5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS.                                                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.                                            23

ITEM 4.  CONTROLS AND PROCEDURES                                       24

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS,
         AND ISSUER PURCHASES OF EQUITY SECURITIES                     25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                             25

         SIGNATURES                                                    31

ITEM 1.                PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
----------------------------------------------------------


(000'S, EXCEPT SHARE DATA)                                                      MARCH 31,        DECEMBER 31,
                                                                                  2004               2003
                                                                               -----------       -----------
ASSETS
------
Cash and due from banks                                                        $    59,782       $    57,451
Federal funds sold                                                                  18,400            10,000
                                                                               -----------       -----------
Cash and cash equivalents                                                           78,182            67,451
Interest bearing deposits in other banks                                             4,316                25
Securities:
    Available for sale (at estimated fair value)                                 1,014,208         1,081,380
    Held to maturity (estimated fair value of
       $228,509 in 2004 and $240,752 in 2003)                                      223,652           237,998
Loans, net of allowance for loan losses of
    $14,820 in 2004 and $14,757 in 2003                                          1,470,942         1,433,923
Premises and equipment, net                                                         15,811            15,353
Accrued interest receivable                                                         12,985            15,721
Federal Home Loan Bank of New York stock                                            37,548            30,594
Securities transactions not yet settled                                             31,666                --
Other assets                                                                        19,888            24,017
                                                                               -----------       -----------
TOTAL ASSETS                                                                   $ 2,909,198       $ 2,906,462
                                                                               ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Non-interest bearing deposits                                                  $   304,079       $   296,133
Interest bearing deposits:
    NOW accounts                                                                   160,815           133,382
    Money market accounts                                                          223,291           195,510
    Savings deposits                                                               432,670           436,561
    Time deposits                                                                  756,734           713,463
                                                                               -----------       -----------
TOTAL DEPOSITS                                                                   1,877,589         1,775,049
Accrued interest payable                                                             6,258             6,599
Accrued expenses and other liabilities                                              11,234            10,416
Securities transactions not yet settled                                             21,507               924
Securities sold under agreements to repurchase                                     658,550           788,632
Federal Home Loan Bank of New York advances                                         93,966           104,873
Subordinated debt issued in connection with Corporation-Obligated
   mandatory redeemable capital securities of subsidiary trusts                     61,858            51,548
                                                                               -----------       -----------
TOTAL                                                                            2,730,962         2,738,041
Minority interest-junior preferred stock of consolidated subsidiary                    128               128
Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value
    Authorized shares: 10,000,000; no shares outstanding in 2004 and 2003               --                --
    Common stock, $0.01 par value; authorized shares 50,000,000;
       Issued shares of 20,942,105 in 2004 and 20,924,504 in 2003                      209               209
    Additional paid-in capital                                                     159,746           159,628
    Retained earnings                                                               36,863            31,655
    Treasury stock, at cost; common shares 1,399,076 in 2004 and
       1,436,714 in 2003                                                           (17,872)          (18,225)
    Common stock held for benefit plans                                             (2,480)           (2,491)
    Deferred compensation obligation                                                 2,349             2,327
    Accumulated other comprehensive loss                                              (707)           (4,810)
                                                                               -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                         178,108           168,293
                                                                               -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 2,909,198       $ 2,906,462
                                                                               ===========       ===========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   2004         2003
                                                                 -------      -------
                                                              (000'S, EXCEPT SHARE DATA)
INTEREST INCOME:
Interest and fees on loans                                       $21,530      $21,371
Interest on federal funds sold                                        85          142
Interest and dividends on securities:
         U.S. government agencies                                  8,680        3,337
         Mortgage-backed securities                                2,968        5,343
         Obligations of states and political subdivisions            853          837
         Corporate and other                                          29            2
Interest on deposits in other banks                                   --            1
Dividends on Federal Home Loan Bank of New York stock                111          322
                                                                 -------      -------
TOTAL INTEREST INCOME                                             34,256       31,355
                                                                 -------      -------

INTEREST EXPENSE:
Interest on deposits                                               6,047        5,874
Interest on borrowings                                             7,008        6,303
Interest on subordinated debt issued in connection with/and
         Corporation - Obligated mandatory redeemable
         capital securities of subsidiary trusts                     884          884
                                                                 -------      -------
TOTAL INTEREST EXPENSE                                            13,939       13,061
                                                                 -------      -------

NET INTEREST INCOME                                               20,317       18,294
Provision for credit losses                                          211          339
                                                                 -------      -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES             20,106       17,955
                                                                 -------      -------

NON-INTEREST INCOME:
Service charges and fees                                           1,096          918
Other income                                                         720          779
Gains on securities transactions                                   1,112        3,032
                                                                 -------      -------
TOTAL NON-INTEREST INCOME                                          2,928        4,729
                                                                 -------      -------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                     7,284        6,467
Occupancy and equipment                                            1,873        1,684
Advertising and business development                                 671          564
Professional fees                                                    406          338
Communications                                                       360          311
Stationery and printing                                              203          177
FDIC insurance                                                        76           73
Amortization of intangibles                                          266          254
Other expense                                                        864          954
                                                                 -------      -------
TOTAL NON-INTEREST EXPENSES                                       12,003       10,822
                                                                 -------      -------
Income before income taxes                                        11,031       11,862
Provision for income taxes                                         3,674        4,242
                                                                 -------      -------
NET INCOME                                                       $ 7,357      $ 7,620
                                                                 =======      =======

BASIC EARNINGS PER COMMON SHARE                                  $  0.38      $  0.39
                                                                 =======      =======

DILUTED EARNINGS PER COMMON SHARE                                $  0.36      $  0.38
                                                                 =======      =======

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 2004            2003
                                                                              ---------       ---------
                                                                                       (000'S)
OPERATING ACTIVITIES:
Net income                                                                    $   7,357       $   7,620
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                                      211             339
   Depreciation and amortization                                                    806             736
   Amortization of (discounts) premiums on securities - net                        (118)            182
   Deferred income tax benefit - net                                               (874)         (1,323)
   Gains on securities transactions                                              (1,112)         (3,032)
Non-cash benefit plan expense                                                       126             101
Decrease in accrued interest receivable                                           2,733           1,780
Decrease in accrued interest payable                                               (361)           (148)
Increase in accrued income tax payable                                            3,766           3,421
Other - net                                                                       1,471           3,492
                                                                              ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        14,005          13,168
                                                                              ---------       ---------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                             75,070         160,998
Proceeds from principal paydowns, redemptions and maturities of:
   Securities available for sale                                                173,075          94,024
   Securities held to maturity                                                   22,071          63,139
Purchases of securities available for sale                                     (184,514)       (480,317)
Purchases of securities held to maturity                                         (6,945)           (864)
Net purchases of Federal Home Loan Bank of New York stock                        (6,954)         (5,706)
Net liabilities assumed in Reliance Bank acquisition                             10,697              --
Net increase in interest bearing deposits in other banks                         (4,266)             --
Increase in loans outstanding, net                                              (26,343)        (30,162)
Purchases of premises and equipment - net                                          (923)         (1,370)
                                                                              ---------       ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                             50,968        (200,258)
                                                                              ---------       ---------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                        48,615           8,565
Net increase in time deposits, net of withdrawals and maturities                 30,012          47,779
Net (decrease) increase in securities sold under agreements
   to repurchase -  short-term                                                 (205,082)            366
Repayment of Federal Home Loan Bank of New York advances - short-term           (10,500)             --
Proceeds from securities sold under agreements to repurchase - long-term         75,000         115,000
Repayment of Federal Home Loan Bank of New York advances - long-term               (407)           (882)
Net proceeds from issuance of Corporation-Obligated mandatory redeemable
    capital securities of subsidiary trusts                                       9,975              --
Redemption of junior preferred stock of consolidated subsidiary, net                 --               1
Cash dividends paid                                                              (2,149)         (1,866)
Proceeds from exercise of common stock options                                      294           1,124
Purchases of treasury stock                                                          --          (1,183)
                                                                              ---------       ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                          $ (54,242)      $ 168,904
                                                                              ---------       ---------

         (Continued)

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT'D)
--------------------------------------------------------------------


                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 2004            2003
                                                                              ---------       ---------
                                                                                       (000'S)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              $  10,731       $ (18,186)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   67,451          90,801
                                                                              ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  78,182       $  72,615
                                                                              =========       =========

Supplemental Disclosures:
   Interest paid                                                              $ (14,300)      $ (13,209)
                                                                              ---------       ---------
   Income tax payments                                                        $    (745)      $    (460)
                                                                              ---------       ---------
   Purchases of available for sale securities, including interest receivable  $  21,507       $ 263,090
                                                                              ---------       ---------
   Payment for held to maturity securities not yet settled at beginning
         of period, including interest receivable                             $    (924)      $      --
                                                                              ---------       ---------
   Sales of available for sale securities not yet settled, including
         interest receivable                                                  $ (31,666)      $      --
                                                                              ---------       ---------
  Loans acquired in acquisition of Reliance Bank, including
         interest receivable                                                  $  10,869       $      --
                                                                              ---------       ---------
   Deposits assumed in acquisition of Reliance Bank, including
         interest payable                                                     $  23,933       $      --
                                                                              ---------       ---------
  Other assets (including intangibles) acquired in acquisition of
         Reliance Bank, net of other liabilities assumed                      $   2,367       $      --
                                                                              ---------       ---------
   Change in shares held in trust for deferred compensation                   $     (22)      $    (286)
                                                                              ---------       ---------
   Change in deferred compensation obligation                                 $      22       $     286
                                                                              ---------       ---------
   Change in accumulated other comprehensive loss                             $   4,103       $  (2,627)
                                                                              ---------       ---------
   Non cash exercise of stock options and related tax benefit                 $     412       $   1,242
                                                                              ---------       ---------
   Purchases of treasury stock related to the exercise of stock options       $    (295)      $    (874)
                                                                              ---------       ---------
   Issuance of treasury stock related to the exercise of stock options        $     648       $   2,236
                                                                              ---------       ---------

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                           (000'S, EXCEPT SHARE DATA)


                                                                                                                      ACCUMULATED
                                     COMMON STOCK     ADDITIONAL                        COMMON STOCK      DEFERRED          OTHER
                                      SHARES     PAR     PAID-IN  RETAINED  TREASURY        HELD FOR  COMPENSATION  COMPREHENSIVE
                                 OUTSTANDING   VALUE     CAPITAL  EARNINGS     STOCK   BENEFIT PLANS    OBLIGATION  (LOSS) INCOME
                                 -----------  ------  ----------  --------  ---------  -------------  ------------  -------------
Balance at January 1, 2004        19,487,790  $  209  $ 159,628   $ 31,655  $ (18,225)    $(2,491)      $ 2,327        $ (4,810)
Net income                                                           7,357
Other comprehensive income:
   Net unrealized securities
     gain arising during the
     period, net of taxes of $2,071                                                                                       3,846
   Reclassification adjustment
     of net loss for securities
     sold, net of taxes of $178                                                                                             257

   Other comprehensive income                                                                                             4,103

  Total comprehensive income
Cash dividends:
   Common ($0.11 per share)                                         (2,149)
Common stock options exercised
   and related tax benefit            68,634                 58                   648
Purchases of treasury stock          (13,395)                                    (295)
ESOP shares committed to
   be released                                               60                                33
Deferred compensation obligation                                                              (22)           22
                                  ----------  ------  ---------   --------  ---------     -------       -------        --------
BALANCE AT MARCH 31, 2004         19,543,029  $  209  $ 159,746   $ 36,863  $ (17,872)    $(2,480)      $ 2,349        $   (707)
                                  ==========  ======  =========   ========  =========     =======       =======        ========


                                                         TOTAL
                                                 STOCKHOLDERS'
                                                        EQUITY
                                                 -------------
Balance at January 1, 2004                          $168,293
Net income                                             7,357
Other comprehensive income:
   Net unrealized securities
     gain arising during the
     period, net of taxes of $2,071                    3,846
   Reclassification adjustment
     of net loss for securities
     sold, net of taxes of $178                          257
                                                    --------
   Other comprehensive income                          4,103
                                                    --------
  Total comprehensive income                          11,460
Cash dividends:
   Common ($0.11 per share)                           (2,149)
Common stock options exercised
   and related tax benefit                               706
Purchases of treasury stock                             (295)
ESOP shares committed to
   be released                                            93
Deferred compensation obligation                          --
                                                    --------
BALANCE AT MARCH 31, 2004                           $178,108
                                                    ========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                           (000'S, EXCEPT SHARE DATA)


                                                                                                                      ACCUMULATED
                                        COMMON STOCK  ADDITIONAL                        COMMON STOCK      DEFERRED          OTHER
                                      SHARES     PAR     PAID-IN  RETAINED  TREASURY        HELD FOR  COMPENSATION  COMPREHENSIVE
                                 OUTSTANDING   VALUE     CAPITAL  EARNINGS     STOCK   BENEFIT PLANS    OBLIGATION  (LOSS) INCOME
                                 -----------  ------  ----------  --------  ---------  -------------  ------------  -------------

Balance at  January 1, 2003       18,501,580  $  198   $ 140,054  $ 28,648  $ (15,777)      $ (1,691)   $    1,398     $  3,181
Net income                                                           7,620
Other comprehensive income:
   Net unrealized securities
     losses arising during the
     period, net of taxes of $879                                                                                        (1,272)
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $937                                                                                          (1,355)
                                                                                                                    -------------
   Other comprehensive income
         (loss)                                                                                                          (2,627)

 Total comprehensive income

Cash dividends:
   Common ($0.095 per share)                                        (1,866)

Common stock options exercised
   and related tax benefit           270,864       1         129                2,236

Purchases of treasury stock         (133,591)                                  (2,057)

ESOP shares committed to
   be released                                                37                                  32

Deferred compensation obligation                                                                (286)          286
                                  ----------  ------   ---------  --------  ---------       --------    ----------     --------
BALANCE AT MARCH 31, 2003         18,638,853  $  199   $ 140,220  $ 34,402  $ (15,598)      $ (1,945)   $    1,684     $    554
                                  ==========  ======   =========  ========  ==========      ========    ==========     ========

                                                       TOTAL
                                               STOCKHOLDERS'
                                                      EQUITY
                                               -------------
Balance at  January 1, 2003                       $156,011
Net income                                           7,620
Other comprehensive income:
   Net unrealized securities
     losses arising during the
     period, net of taxes of $879                   (1,272)
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $937                     (1,355)
                                               -------------
   Other comprehensive income
         (loss)                                     (2,627)
                                               -------------
 Total comprehensive income                          4,993

Cash dividends:
   Common ($0.10 per share)                         (1,866)

Common stock options exercised
   and related tax benefit                           2,366

Purchases of treasury stock                         (2,057)

ESOP shares committed to
   be released                                          69

Deferred compensation obligation                        --
                                                  --------
BALANCE AT MARCH 31, 2003                         $159,516
                                                  ========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the "Company"), Union State Bank (the "Bank"), including its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc, and USB Delaware Inc., including its wholly-owned subsidiary, TPNZ Preferred Funding Corporation ("TPNZ"), and Ad Con, Inc. As of and for the three months ended March 31, 2003, the condensed consolidated financial statements also include the Company's subsidiary Trusts, Union State Capital Trust I, Union State Statutory Trust II, and USB Statutory Trust III, (collectively, including Union State Statutory Trust IV, which issued Capital Securities in March 2004 (see Note 10), the "Trusts"). As required by FIN 46R, the Company has deconsolidated the Trusts and recorded subordinated debt issued to the Trusts and the Company's investment in the common equity of the Trusts as of December 31, 2003. All significant intercompany accounts and transactions are eliminated in consolidation.

2.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal recurring

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

accruals) necessary to present fairly the financial position of the Company as of March 31, 2004, and its operations, cash flows and changes in stockholders' equity for the three months ended March 31, 2004 and 2003. For purposes of presenting the condensed consolidated financial statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

         The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices used within the banking industry. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements included in the Company's 2003 Annual Report to Stockholders. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities as of the dates of the condensed consolidated statements of condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

         Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, provision for credit losses, and valuation reserve for net deferred tax assets. In connection with the determination of these estimates, management obtains independent appraisals for significant properties that secure loans collateralized with real estate.

3.       RECLASSIFICATIONS
         -----------------

         Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

4.       ACQUISITION OF RELIANCE BANK
         ----------------------------

         As of the close of business on March 19, 2004, the Bank assumed approximately $23.9 million in deposits and acquired approximately $10.5 million of single family residential mortgage loans, $10.7 million of cash and cash equivalents, $2.2 million of other assets, and $0.3 million in other loans in connection with Reliance Bank acquisition. The premium paid for the deposits assumed was $2.2 million, or 9.4 percent, and $0.2 million, or 1.6 percent, for the single family residential loans acquired. Reliance Bank was closed by the New York Superintendent of Banks, which appointed the FDIC as Receiver. Reliance Bank, which operated as a one branch bank at 1200 Mamaroneck Avenue, White Plains, New York became a Union State Bank branch effective immediately after its closing.

         The assumption of deposits and acquisition of certain assets of Reliance Bank has been accounted for as a business combination in accordance with Statement of Financial Accounting Standard ("SFAS") No.141, "Accounting for Business Combinations." Assets, time deposits, and other liabilities acquired have been recorded at their estimated fair values as of March 19, 2004. The premium paid for core deposits will be allocated between the core deposit intangible and the goodwill component upon completion of a core deposit valuation study. The core deposit intangible will be amortized over its estimated life in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Any amortization would be insignificant in the first quarter 2004 due to timing of the acquisition, and the immateriality of the amount involved. The results of Reliance

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

         Bank operations related to the assets and deposits acquired and assumed are included in the Company's statements of income from the date of its acquisition. Pro forma information as if the transaction occurred at the beginning of the period is not material.

5.       ACCOUNTING FOR STOCK-BASED COMPENSATION
         ---------------------------------------

         SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Procedure" ("SFAS No. 148"), amends SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternate methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information.

         Information on the Company's stock option plans can be found in Note 17 to the Company's Consolidated Financial Statements for the year ended December 31, 2003, included in the 2003 Annual Report to Stockholders. The Company has elected to continue to measure compensation expense for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma disclosures of compensation expense measured by the fair value based method as prescribed by SFAS No. 123. No stock-based employee compensation is reflected in net income, as all options granted under the Company's plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

         The following table compares the Company's net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the three months ended March 31, 2004 and 2003. The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options' vesting period.

         ========================================================================================================
                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
         --------------------------------------------------------------------------------------------------------
                                                                                            2004            2003
         --------------------------------------------------------------------------------------------------------
                                                                                       (000'S, EXCEPT SHARE DATA)
         --------------------------------------------------------------------------------------------------------
         Net income, as reported                                                          $7,357          $7,620
         --------------------------------------------------------------------------------------------------------
         Less: total stock-based compensation expense determined under fair
         value based method for all awards, net of related tax effects                       146              65
         --------------------------------------------------------------------------------------------------------
         Pro forma net income available to common stockholders                            $7,211          $7,555
         ========================================================================================================
         Earnings per common share:
         --------------------------------------------------------------------------------------------------------
                  Basic - as reported                                                      $0.38          $ 0.39
                  Basic - pro forma                                                         0.37            0.39
         --------------------------------------------------------------------------------------------------------
                  Diluted - as reported                                                    $0.36           $0.38
                  Diluted - pro forma                                                       0.35            0.38
         ========================================================================================================

         The following weighted average assumptions were used for Employee Plan grants for the three months ended March 31, 2004 and 2003, respectively: dividend yields of 2.43 and 2.53 percent; volatility factors of the expected market price of the Company's common stock of
         40.94 and 41.81 percent; risk free interest rates of 3.66 and 3.12 percent; and expected lives of 8.48 and 8.24 years. The following weighted average assumptions were used for Director Plan grants for both the three months ended March 31, 2004 and 2003, dividend yields of
         2.52 percent; volatility factors of the expected market price of the Company's common stock of 41.33 percent; risk-free interest rates of
         2.47 percent; and expected lives of 7.62 years.

6.       EARNINGS PER COMMON SHARE ("EPS")
         ---------------------------------

         The computation of basic and diluted earnings per common share for the three months ended March 31 is as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   2004              2003
                                                                               --------------   -------------
                                                                                  (000's, except share data)
        NUMERATOR:
          Net income for basic and diluted earnings per common
              share - net income available to common stockholders              $        7,357   $        7,620
                                                                               ==============   ==============
        DENOMINATOR:
         Denominator for basic earnings per common share -
             weighted average shares                                               19,504,329       19,525,316
         Effects of dilutive securities:  Director and employee
                      stock options                                                   885,128          440,352
                                                                               --------------   --------------
          Total effects of dilutive securities                                        885,128          440,352
                                                                               --------------   --------------
          Denominator for diluted earnings per common share -
              adjusted weighted average shares                                     20,389,457       19,965,668
                                                                               ==============   ==============
        Basic earnings per common share                                        $         0.38   $         0.39
                                                                               ==============   ==============
        Diluted earnings per common share                                      $         0.36   $         0.38
                                                                               ==============   ==============


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

        During the three month periods ended March 31, 2004 and 2003, the Company had gross realized gains from sales of securities available for sale of $1,112,000 and $3,032,000, respectively.

        A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at March 31, 2004 and December 31, 2003 is as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

                                                                        GROSS             GROSS     ESTIMATED
                                                   AMORTIZED       UNREALIZED        UNREALIZED          FAIR
        MARCH 31, 2004:                                 COST            GAINS            LOSSES         VALUE
                                                  ----------       ----------        ----------     ---------
        AVAILABLE FOR SALE:                                                   (000'S)

        U.S. government agencies                  $   637,590      $      505         $   2,084    $  636,011
        Mortgage-backed securities                    376,160           1,123               796       376,487
        Obligations of states and
            political subdivisions                      1,395              81                --         1,476
        Corporate securities                              150              85                 1           234
                                                  -----------      ----------        ----------    ----------
        TOTAL SECURITIES AVAILABLE FOR SALE       $ 1,015,295      $    1,794        $    2,881    $1,014,208
                                                  ===========      ==========        ==========    ==========
        HELD TO MATURITY:
        U.S. government agencies                  $   144,846      $      625        $      743    $  144,728
        Obligations of states and
            political subdivisions                     78,806           5,019                44        83,781
                                                  -----------      ----------        ----------    ----------
        TOTAL SECURITIES HELD TO MATURITY         $   223,652      $    5,644        $      787    $  228,509
                                                  ===========      ==========        ==========    ==========

                                                                        GROSS             GROSS     ESTIMATED
                                                   AMORTIZED       UNREALIZED        UNREALIZED          FAIR
        DECEMBER 31, 2003:                              COST            GAINS            LOSSES         VALUE
                                                  ----------       ----------        ----------     ---------
        AVAILABLE FOR SALE:                                                   (000'S)
        U.S. government agencies                 $   637,582     $         30      $      6,034   $   631,578
        Mortgage-backed securities                   450,381            1,000             3,295       448,086
        Obligations of states and
            political subdivisions                     1,400               84                --         1,484
        Corporate securities                             152               81                 1           232
                                                 -----------     ------------      ------------   -----------
        TOTAL SECURITIES AVAILABLE FOR SALE      $ 1,089,515     $      1,195      $      9,330   $ 1,081,380
                                                 ===========     ============      ============   ===========

        HELD TO MATURITY:

        U.S. government agencies                 $   164,821     $        748      $      1,733   $   163,836
        Obligations of states and
            political subdivisions                    73,177            4,118               379        76,916
                                                 -----------     ------------      ------------   -----------
        TOTAL SECURITIES HELD TO MATURITY        $   237,998     $      4,866      $      2,112   $   240,752
                                                 ===========     ============      ============   ===========

8.      LOANS
        -----

        Nonaccrual loans were $5.0 million at March 31, 2004 and $6.1 million at December 31, 2003. Restructured loans were $0.1 million at both March 31, 2004 and December 31, 2003, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

        Substantially all of the nonaccruing and restructured loans are collateralized by real estate. The Company has agreed to provide additional funding of up to $0.2 million with respect to a nonaccruing real estate construction loan in the amount of $4.1 million at March 31, 2004 (see discussion below). The Company had and continues to have no other commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

        At March 31, 2004, there are loans aggregating approximately $0.5 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future. Accruing loans that are contractually past due 90 days or more at March 31, 2004 are immaterial.

        At March 31, 2004 and December 31, 2003, the recorded investment in loans that are considered to be impaired approximated $5.2 million and $5.6 million, of which $5.0 million and $5.5 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2004 and 2003, and for the year ended December 31, 2003 was $5.4 million, $12.8 million, and $9.1 million, respectively. Interest income recognized by the Company on impaired loans for the March 31, 2004 and 2003 three month periods was not material.

        As applicable, each impaired loan has a related allowance for loan losses. The total allowance for loan losses specifically allocated to one impaired real estate construction loan with balances of $4.1 million, $5.5 million, and $12.6 million was $0.2 million, $0.2 million, and $2.1 million as of March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

        In November 2000, the Company reclassified the real estate construction loan referred to above in the amount at that date of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. At December 31, 2003, the recorded loan balance was $5.5 million, and the specific allocation of the allowance for loan losses was $0.2 million. At March 31, 2004, the recorded loan balance was $4.1 million with a $0.2 million specific allocation of the allowance for loan losses. The recorded loan balance was reduced during the 2004 first quarter by principal payments and a charge-off of $0.2 million. The loan is collateralized by a mortgage on certain condominium units and other real estate collateral. As of April 28, 2004, two condominium units (of the original 83) remain to be sold, both of which are in contract. The Bank continues to proceed with foreclosure of its $2.9 million mortgage on other real estate that also collateralizes the loan, and to pursue its claim against the borrower and guarantors for any deficiency. The guarantors have filed counter claims in this case, which the Bank will vigorously defend.

9.      BORROWINGS AND STOCKHOLDERS' EQUITY
        -----------------------------------

        The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

        Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York ("FHLB") advances. Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank has borrowing availability under master security sale and repurchase agreements through four primary investment firms, the FHLB, and to a lesser extent, its customers. At March 31, 2004, the Bank had short-term repurchase agreements outstanding with the FHLB of $75.0 million at a weighted average interest rate of 1.11 percent. These short-term borrowings with the FHLB were collateralized by securities with an aggregate carrying value and estimated fair value of $88.7 million. There were no short-term repurchase agreements with the FHLB at December 31, 2003.

        There were no short-term repurchase agreements outstanding with primary investment firms at March 31, 2004. At December 31, 2003, outstanding short-term repurchase agreements with primary investment firms totaled $280.0 million at a weighted average interest rate of 1.16 percent and were collateralized by securities having an aggregate carrying value of $300.3 million and estimated fair value of $300.0 million. At both March 31, 2004 and December 31, 2003, the Bank had short-term repurchase agreements with customers of $1.6 million at a weighted average interest rate of 0.91 percent and 1.18

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

         percent, respectively. These short-term customer borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $1.6 million and $1.2 million at March 31, 2004 and December 31, 2003, respectively.

        Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $73.0 million. At March 31, 2004 and December 31, 2003, the Bank had no federal funds purchased balances outstanding.

        Short-term FHLB advances are borrowings with original maturities between one and 365 days. There were no short-term FHLB advances outstanding at March 31, 2004. At December 31, 2003, outstanding short-term FHLB advances totaled $10.5 million at a weighted average interest rate of
        1.06 percent and were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $12.2 million, respectively.

        Additional information with respect to short-term borrowings as of and for the three months ended March 31, 2004 and 2003 is presented in the table below.




        SHORT-TERM BORROWINGS                            2004            2003
        -----------------------------------------------------------------------
                                                   (000's except percentages)
        Balance at March 31                        $   76,550      $   1,571
        Average balance outstanding                $  163,206      $  13,755
        Weighted-average interest rate
             As of March 31                              1.11%          1.16%
             Paid during period                          1.13%          1.27%
        =======================================================================


        The Bank had long-term borrowings, which have original maturities of over one year, of $582.0 million and $507.0 million in securities sold under agreements to repurchase at March 31, 2004 and December 31, 2003. At both March 31, 2004 and December 31, 2003, these borrowings have an original term of between five and ten years at interest rates of 1.07 percent to 6.08 percent that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of March 31, 2004 and December 31, 2003, these borrowings are collateralized by securities with an aggregate carrying value of $612.7 million and $531.6 million, and an estimated fair value of $612.6 million and $531.1 million, respectively.

        At March 31, 2004 and December 31, 2003, long-term FHLB advances totaled $94.0 million and $94.4 million, respectively, at interest rates of between 4.27 percent to 6.05 percent. At March 31, 2004, borrowings totaling $4.0 million are amortizing advances having scheduled payments and $20.0 million are payable only at maturity. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. These borrowings may not be repaid in full prior to maturity without penalty. At March 31, 2004 and December 31, 2003, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate carrying value of $109.2 million and $109.9 million, respectively.

        A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at March 31, 2004, with comparative totals for December 31, 2003, is as follows:

                                                          AFTER 1
                                       WITHIN          BUT WITHIN            AFTER            2004            2003
LONG-TERM BORROWINGS                   1 YEAR             5 YEARS          5 YEARS           TOTAL           Total
-------------------------------------------------------------------------------------------------------------------
                                                        (000's, except percentages)
Contractual Payment or
    Expected Call Date:
Total long-term borrowing            $ 11,691           $185,512          $478,763        $675,966        $601,374
Weighted-average interest rate           4.53%              4.03%             4.02%           4.03%           4.21%
-------------------------------------------------------------------------------------------------------------------

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

        At March 31, 2004 and December 31, 2003 the Bank held 375,484 shares and 305,937 shares of capital stock of the FHLB with a carrying value of $37.5 million and $30.6 million, respectively, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, or for collateral pledged by TPNZ, 75 percent of net equity, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

        The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At March 31, 2004, the Bank could pay dividends of $47.6 million to the Company without having to obtain prior regulatory approval.

        The Company distributed a 5 percent common stock dividend on September 26, 2003 to stockholders of record on September 12, 2003. The weighted average common shares outstanding and per common share amounts have been adjusted to reflect all common stock dividends.

        On December 17, 2003, the Company's Board of Directors authorized the repurchase of up to 300,000 common shares, or approximately 1.5 percent, of the Company's outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2004 as, in the opinion of management, market conditions may warrant. The repurchased common shares are held as treasury stock and are available for general corporate purposes. The December 17, 2003 stock repurchase plan replaces the previous December 18, 2002 repurchase plan for up to 157,500 common shares. For the three months ended March 31, 2004, the Company did not purchase any shares of common stock under the repurchase plan. The Company purchased 79,590 shares of common stock under its repurchase plan at an aggregate cost of approximately $1.2 million for the three months ended March 31, 2003. Purchases of common stock of 13,395 and 60,681 common shares (adjusted for the 5 percent common stock dividend) were acquired in connection with stock option exercises during the three month period ended March 31, 2004 and 2003, respectively.

10.     SUBORDINATED DEBT ISSUED IN CONNECTION WITH CORPORATION-OBLIGATED
        -----------------------------------------------------------------
        MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS
        ------------------------------------------------------------

        On March 25, 2004, the Company completed its fourth issuance of junior subordinated debt in connection with the issuance of Capital Securities totaling $10.3 million that raised $10.0 million of regulatory capital ($9,975,000 net proceeds after issuance costs).

        The Capital Securities and related subordinated debt issued in the first quarter pay dividends and interest on a floating rate basis at a rate equal to three month LIBOR plus 280 basis points (current rate as of March 31, 2004 of 3.91 percent). Dividend and interest payments, as well as the reset of the interest rate, occurs in June, October, January, and March of each calendar year. These Capital Securities, due March 25, 2034, were issued by Union State Statutory Trust IV ("Trust IV"), a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust IV advanced the proceeds to the Company by purchasing junior subordinated debt of the Company. These Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until March 2009, at par.

        The total amount of Capital Securities outstanding as of March 31, 2004 is $60 million. Such Capital Securities are included in Tier I regulatory capital in an amount not in excess of 25 percent of Tier I Capital, with the remainder included in Tier II Capital. At March 31, 2004, Tier I Capital totaled $231.1 million, which included $59.6 million of Capital Securities. As a result of the changes in accounting as described in Note 1, the Federal

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

         Reserve Bank is reviewing the regulatory implications of this accounting change on the capital treatment of the Capital Securities and, if necessary or warranted, will provide appropriate guidance.

11.     COMMITMENTS AND CONTINGENCIES
        -----------------------------

        In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying condensed consolidated financial statements. At March 31, 2004, formal credit lines, and commercial and residential loan commitments (including home equity commitments), both of which are primarily loans collateralized by real estate, approximated $366.4 million, $101.4 million and $22.2 million, respectively. Outstanding letters of credit totaled $36.9 million. Such amounts represent the maximum risk of loss on these commitments.

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

        Other commitments are described in Note 16 to the consolidated financial statements of the Company for the year ended December 31, 2003, which is included in the Company's 2003 Annual Report to Stockholders.

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

        The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Northern New Jersey and Southern Connecticut. For the three months ended March 31, 2004 and 2003, there is no customer that accounted for more than ten percent of the Company's revenue.

U.S.B. HOLDING CO., INC.

ITEM 2.    MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
-------    --------------------------------------------------
           CONDITION AND RESULTS OF OPERATION
           ----------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------
The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2004. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions, including changes in interest rates and the shape of the U.S. Treasury yield curve; wartime events or terrorist activity and the related impact on the credit quality of borrowers; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; increase in Federal and state income taxes and/or the Company's effective income tax rate; and the extent and timing of legislative and regulatory actions and reform.

The Company's forward-looking statements are only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's significant accounting policies are disclosed in Note 3 to the consolidated financial statements included in the Company's 2003 Annual Report to Stockholders. The more critical policies given the Company's current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses and provision for credit losses, the classification of securities as either held to maturity or available for sale, and the valuation reserve for net deferred tax assets. In addition to Note 3 to the 2003 consolidated financial statements, the Company's practice on each of these accounting policies is further described in the applicable sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, also included in the 2003 Annual Report to Stockholders.

FINANCIAL CONDITION
-------------------

At March 31, 2004, the Company had total assets of $2,909.2 million, an increase of $2.7 million from December 31, 2003. As of March 31, 2004, statements of condition balances include cash and cash equivalents, loans, and deposits of $10.7 million, $10.8 million and $23.9 million, respectively, acquired or assumed in connection with the Reliance Bank acquisition on March 19, 2004 (see
Note 4 to the condensed consolidated financial statements (unaudited)) . This acquisition is consistent with the Company's initiatives to expand its commercial and retail customer base and further penetrate the Westchester County market.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, totaled $1,275.4 million and $1,350.0 million at March 31, 2004 and December 31,

2003, respectively, a decrease of $74.6 million during the quarter ended March 31, 2004. The securities portfolio consists of securities held to maturity at amortized cost of $223.7 million and $238.0 million, securities available for sale at estimated fair value totaling $1,014.2 million and $1.081.4 million, and FHLB stock of $37.5 million and $30.6 million at March 31, 2004 and December 31, 2003, respectively.

During the three months ended March 31, 2004, U.S. government agency securities decreased $15.5 million due primarily to redemptions of $170.0 million of callable bonds, partially offset by purchases totaling $149.8 million, an increase in the estimated fair value of available for sale securities of $4.4 million, and discount accretion of $0.3 million. Mortgage-backed securities decreased by $71.6 million primarily due to principal paydowns of $23.1 million, net premium amortizations of $0.1 million, and sales of $105.5 million, partially offset by purchases of $54.5 million and an increase in the estimated par value of available for sale securities of $2.6 million. The Bank's investment in obligations of states and political subdivisions, or municipal securities, increased by $5.6 million primarily due to purchases of $7.7 million during the three month period ended March 31, 2004, partially offset by maturities of $2.1 million. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. The obligations are principally New York State political subdivisions with diversified maturities, and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

The Company invests in medium-term corporate debt securities and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase. The Company had outstanding balances in equity securities of $0.2 million at both March 31, 2004 and December 31, 2003, respectively. The total investment in FHLB stock was $37.5 million and $30.6 million at March 31, 2004 and December 31, 2003, respectively.

The Company continues to exercise its conservative approach to investing by primarily purchasing high credit quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities through the averaging of investments in medium-term maturities. Emphasis has been placed on investing in floating rate securities and mortgage-backed securities with favorable cash flow characteristics to maintain an asset sensitive position in anticipation of an increase in interest rates, as well as investment in fixed rate callable securities to enhance yield. At March 31, 2004, the weighted average yield on a tax equivalent basis and weighted average life of the investment portfolio was 4.12 percent and 4.4 years, respectively. The Company will continue to utilize the investment portfolio to invest excess cash flow and leverage capital, while managing interest rate risk.

At March 31, 2004, loans outstanding were $1,485.8 million, a net increase of $37.1 million or 2.6 percent compared to December 31, 2003. The increase in outstanding loan balances reflects increases of: $19.2 million in time unsecured loans; $9.1 million in residential mortgages; $8.3 million in land, acquisition, and construction loans; $7.8 million in time secured loans; and $4.2 million in home equity loans. The increase was partially offset by decreases of $10.7 million in commercial mortgages; $0.1 million in personal installment loans; $0.3 million in credit card loans; $0.2 million in commercial installment loans; and $0.2 million in other loans. The net increase in residential mortgages is almost entirely due to the Reliance Bank acquisition. The Company had approximately $366.4 million in formal credit lines, $123.6 million in loan commitments outstanding, which are loans primarily collateralized by real estate, and $36.9 million of standby letters of credit outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $63,000 or 0.4 percent to $14,820,000 at March 31, 2004, from $14,757,000 at December 31, 2003. The allowance for loan losses represents 1.00 percent and 1.02 percent of gross loans outstanding at March 31, 2004 and December 31, 2003, respectively. The allowance reflects a provision of $0.2 million and net charge-offs of $142,000 recorded for the first quarter 2004. In addition to the allowance for loan losses, a reserve for credit losses related to unfunded loan commitments of $542,000 at March 31, 2004 and $536,000 at December 31, 2003, is included in other liabilities.

Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgement, the allowance for loan losses and reserve for unfunded loan commitments appropriately reflect the risk elements in the total loan portfolio at March 31, 2004. There is no assurance that the Company will not be required to make future adjustments to the allowance for loan losses and reserve for unfunded loan commitments in response to changing economic conditions or regulatory examinations.

Total deposits increased $102.5 million, or 5.8 percent, for the three month period ended March 31, 2004 to $1,877.6 million from $1,775.0 at December 31, 2003. The total deposit increase resulted from net increases in municipal deposits of $43.8 million, retail and commercial deposits of $33.7 million, and brokered deposits of $25.0 million. The retail and commercial deposit increase includes $23.9 million assumed as part of the Reliance Bank Acquisition.

As of March 31, 2004, municipal money market, NOW, demand, and savings deposits increased $33.0 million, $23.0 million, $1.8 million, and $1.3 million, respectively, as compared to December 31, 2003. The increases reflect higher deposit levels and a greater number of municipal customers. The increase in municipal deposits was partially offset by a decrease in municipal time deposits of $15.2 million at March 31, 2004, compared to December 31, 2003. The decrease was due to municipalities' decision to place funds in short-term liquid accounts at competitive rates.

The increase in retail, commercial, and brokered deposits at March 31, 2004 was due to increases in time, demand, and NOW deposits of $58.5 million, $6.2 million, and $4.4 million, respectively, compared to December 31, 2003. The increase was partially offset by a decrease in retail and commercial money market and savings deposits of $5.2 million each as compared to December 31, 2003. The increase in retail and commercial deposits at March 31, 2004 includes increases in time deposits under and over $100,000 of $17.4 million and $36.0 million respectively, and IRA and KEOGH deposits of $5.1 million, compared to December 31, 2003. The increase in retail and commercial time deposits was due to the Bank advertising competitive long-term time deposit rates to extend liabilities during a period of historically low interest rates, in addition to $13.2 million assumed from Reliance Bank and the acquisition of medium-term brokered deposits of $25.0 million, which was also a result of securing longer-term funds. Retail and commercial demand and NOW deposits also increased from the Bank expanding and adding relationships in its existing and contiguous markets, as well as from the assumption of $4.9 million in retail and commercial demand deposits from Reliance Bank. Retail and commercial money market and savings deposits decreased due to customers seeking more competitive products as a result of lower yields offered during this period of low interest rates, partially offset by $5.8 million of savings deposits assumed from Reliance Bank.

During the three months ended March 31, 2004, the Bank decreased its net borrowings $141.0 million. The borrowings were primarily used to provide funding for the securities portfolio, which decreased $81.5 million during the 2004 first quarter due to security maturities, principal payments, and sales. Short-term borrowings provided management with the ability to react to changes in levels of earning assets. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $178.1 million at March 31, 2004 from the December 31, 2003 balance of $168.3 million, an increase of 5.8 percent. The increase primarily results from: $7.4 million of net income for the three month period ended March 31, 2004; an increase in other comprehensive income of $4.1 million; $0.7 million of stock options exercised and $0.1 million of shares committed to be released under benefit plans; partially offset by common stock dividends paid of $2.2 million and treasury stock transactions of $0.3 million.

The Company's leverage ratio at March 31, 2004 was 8.05 percent, compared to
7.54 percent at December 31, 2003. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 13.38 percent and 14.29 percent at March 31, 2004, and 12.80 percent and 13.70 percent at December 31, 2003, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at March 31, 2004 and December 31, 2003. The increase in the Company's capital ratios are due to the increase in stockholder's equity for the three months ended March 31, 2004, as well as the issuance of $10 million of capital securities (see Note 10 to the condensed consolidated financial statements (unaudited)).

RESULTS OF OPERATIONS
---------------------
EARNINGS
--------

The Company's net income of $7.4 million for the three month period ended March 31, 2004 decreased 3.5 percent as compared to $7.6 million for the comparable 2003 period. Basic and diluted earnings per common share were $0.38 and $0.36 for the three month period ended March 31, 2004, compared to $0.39 and $0.38 for the three month period ended March 31, 2003, respectively. The decrease in diluted earnings per common share of 5.3 percent for the three month period ended March 31, 2004, compared to the prior year period, reflects the lower net income and a higher adjusted weighted average shares.

The decrease in the 2004 first quarter net income and diluted earnings per common share compared to the prior year is primarily due to $3.0 million of security gains ($1.6 million after income taxes and incentive compensation) from sales of available for sale securities in the 2003 period, compared to $1.1 million of security gains ($0.6 million after income taxes and incentive compensation) in the current period, a 63.3 percent decrease. This decrease was partially offset by increases in net interest income and non-interest income, and decreases in the provision for credit losses and effective rate for the provision for income taxes, while operating expenses increased to support balance sheet growth.

A discussion of the factors impacting the changes in the various components of net income follows.

NET INTEREST INCOME
-------------------

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three month period ended March 31, 2004, net interest income increased 11.1 percent to $20.3 million from $18.3 million recorded for the three months ended March 31, 2003. Net interest income increased in the current year period primarily due to an increase in average earning assets primarily funded by interest bearing liabilities, and non-interest bearing deposits.

Average interest earning assets increased $394.2 million (16.7 percent) to $2,760.5 million during the 2004 first quarter as compared to $2,366.4 million for the prior year period. The increase was primarily due to increases in average securities of $316.1 million and average loans of $91.3 million. Interest bearing liabilities also increased $406.8 million (20.6 percent) to $2,382.6 million for the three months ended March 31, 2004. The increase in interest bearing liabilities was due to increases in average interest bearing deposits of $206.0 million and average borrowings of $198.6 million.

The increase in net interest income related to volume was partially offset by decreases in the net interest spread and margin on a tax equivalent basis to
2.95 percent and 3.02 percent for the three month period ended March 31, 2004, as compared to 3.03 percent and 3.18 percent for the 2003 comparable period, respectively. The decreases in the net interest spread and margin reflects more significant decreases in yields on interest earning assets as compared to interest bearing liabilities, including demand deposits ("interest bearing liabilities") for the three month period ended March 31, 2004 as compared to the prior year period.

Tax equivalent yields on interest earning assets decreased to 5.03 percent for the 2004 first quarter as compared to 5.39 percent for the prior year period. The decrease was primarily due to decreases in yields on loans and investments to 5.94 percent and 4.12 percent for the three months ended March 31, 2004, as compared to 6.33 percent and 4.31 percent for the comparable 2003 period. The decrease in the yield on earning assets was primarily due to historically low short and medium-term interest rates that affect the repriceability of variable rate and maturing loans and investments.

Yields on interest bearing liabilities decreased to 2.08 percent for the 2004 first quarter as compared to 2.36 percent for the prior year period. The decrease was primarily due to decreases in yields on borrowings and interest bearing deposits to 3.58 percent and 1.57 percent for the three months ended March 31, 2004 as compared to 4.36 percent and 1.78 percent for the comparable prior year period, respectively.

The Company continues a leverage strategy of purchasing government securities funded by borrowings. Although the leverage strategy results in narrower net interest spreads, the strategy increases net interest income without significant credit risk or increase in operating expenses. The Company has also taken advantage of opportunities during the first quarter of 2004 to sell approximately $105 million of available for sale mortgage-backed investment securities. Net security gains of $1.1 million were realized for the three months ended March 31, 2004. The sales were made to restructure and enhance the yield of the investment portfolio by reinvesting sale proceeds in a combination of fixed rate callable U.S. Government agencies and other mortgage-backed securities.

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

PROVISION FOR CREDIT LOSSES
---------------------------

The provision for credit losses decreased $128,000 to $211,000 for the three month period ended March 31, 2004, compared to $339,000 for the March 31, 2003 period. The decrease in the current period primarily reflects improvement of credit quality in the loan portfolio, partially offset by net charge-offs of $142,000 for the three months ended March 31, 2004 as compared to $30,000 for the 2003 prior year period. Net charge-offs primarily relate to a non-performing real estate construction loan in 2004 and credit cards in 2003. Nonaccrual loans, which are primarily collateralized by real estate, were $5.0 million and $6.1 million, respectively, at March 31, 2004 and December 31, 2003, respectively, compared to $12.7 million at March 31, 2003. The total nonaccrual loans at March 31, 2004 primarily consist of a real estate construction loan that was $5.5 million at December 31, 2003, reduced to $4.1 million at March 31, 2004 due to principal paydowns and a $0.2 million charge-off, partially offset by advances to complete the project.

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

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans, impaired loans and potential problem loans, assessments of the expected effects of the current economic environment, industry, geographic and customer concentrations in the loan portfolio, and review of historical loan loss experience. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance is considered appropriate to absorb losses inherent in the credit portfolio at March 31, 2004.

A substantial portion (87.9 percent at March 31, 2004) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for credit losses established in 2004 and 2003 and the related allowance for loan losses reflects net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

NON-INTEREST INCOME
-------------------

Non-interest income for the three months ended March 31, 2004 decreased by $1,801,000 (38.1 percent) to $2,928,000 as compared to the same period in 2003. The decrease for the three month period ended March 31, 2004 primarily reflects lower net securities gains of $1,920,000 and loan prepayment penalty fees of $138,000, partially offset by higher service charges on deposit accounts of $178,000.

NON-INTEREST EXPENSES
---------------------

Non-interest expenses increased $1,181,000 (10.9 percent) to $12,003,000 for the three month period ended March 31, 2004 from the comparable period in 2003. The primary reason for this increase results from higher levels of salaries and benefits, business development expenses, occupancy and equipment expenses, and professional fees necessary to expand and support increased business volume and balance sheet growth.

Salaries and employee benefits, the largest component of non-interest expenses, increased by $817,000, or 12.6 percent, during the three month period ended March 31, 2004 compared to the prior year period. The increase occurred due to additional personnel employed by the Company to accommodate the increases in deposits and loans and their related services, merit increases, higher levels of incentive compensation (certain of which are tied to increases in the net income of the Company) and increases in medical benefits and payroll taxes.

Significant changes in the other components of non-interest expenses for the three month period ended March 31, 2004 compared to March 31, 2003, were due to the following:

o Increase of $189,000 (11.2%) in occupancy expense. The increase was primarily due to higher depreciation expense from the purchase of assets related to technological upgrades and branch buildings.

o Increase of $107,000 (19.0%) in advertising and business development. The increase reflects an increase in business development expense for additional costs to support customer deposit and loan relationships.

o Increase of $68,000 (20.1%) in professional fees. The increase is due to the increases in compliance costs related to Sarbanes-Oxley legislation, fees related to strategic analysis and tax planning, and legal costs related to a nonperforming real estate construction loan.

o Increase of $49,000 (15.8%) in communications expense. The increase relates to data line usage at the Bank's branch locations and corporate headquarters.

o Increase of $26,000 (14.7%) in stationery and printing. The increase relates to additional computer related supplies needed at branch locations and the corporate headquarters.

o Decrease of $75,000 (5.9%) in other expenses. The decrease is primarily due to a decrease in credit card operations expense related to a reduction in the liability for potential redemption of scorecard award points.

INCOME TAXES
------------

The effective income tax rates for the three month periods ended March 31, 2004 and 2003 were 33.3 percent and 35.8 percent, respectively. The lower effective income tax rate in 2004 reflects implementation of income tax planning strategies.

U.S.B. HOLDING CO., INC.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

Quantitative and qualitative disclosures about market risk at December 31, 2003 were reported in the Company's 2003 Annual Report to Stockholders. There have been no material changes in the Company's market risk exposures at March 31, 2004 compared to December 31, 2003. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not been party to any derivative financial instruments during the three months ended March 31, 2004.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at March 31, 2004 as compared to December 31, 2003. The Company's "Static Gap" at March 31, 2004 was a positive cumulative $638.7 million in the one year time frame compared to a positive cumulative $305.0 million at December 31, 2003. If interest rates were to gradually increase 200 basis points or decrease 50 basis points (normally 200 basis points during periods of higher interest rates) from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company's policy limit of not declining by more than 5.0 percent.

U.S.B. HOLDING CO., INC.

ITEM 4.    CONTROLS AND PROCEDURES
-------    -----------------------

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's chief executive officer and chief financial officer as of March 31, 2004, prior to the filing of this Quarterly Report on Form 10-Q. The chief executive officer and chief financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms. There was no change to the Company's internal control over financial reporting that occurred during the first quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF
-------    ---------------------------------------------------------------
           EQUITY SECURITIES
           -----------------

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2004.

                                                                                           MAXIMUM
                                                                TOTAL NUMBER             NUMBER OF
                                                                   OF SHARES           SHARES THAT
                                                                PURCHASED AS            MAY YET BE
                     TOTAL NUMBER              AVERAGE      PART OF PUBLICLY             PURCHASED
                        OF SHARES           PRICE PAID             ANNOUNCED             UNDER THE
PERIOD                  PURCHASED            PER SHARE              PROGRAMS              PROGRAMS
------               ------------           ----------      ----------------           -----------
January 2004                5,186               $19.32                   N/A               300,000
February 2004               4,112               $22.99                   N/A               300,000
March 2004                  4,097               $24.40                   N/A               300,000
                  ---------------           ----------      ----------------           -----------
TOTAL                      13,395               $22.00                   N/A               300,000
                  ===============           ==========      ================           ===========

Common stock purchased reflected in the above table are the result of acquisitions of treasury stock related to the exercise of stock options. There were no treasury stock purchases under the Company's Treasury Stock Repurchase Plan during the three months ended March 31, 2004.

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

(10)(a) Agreement of Employment dated as of November 16, 2003 between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit (10)(a)).

(10)(b) Agreement of Employment dated as of November 16, 1998, and as amended

            November 8, 2000, between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 2000 ("2000 Third Quarter 10-Q), Exhibit (10)(b)).

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

(10)(ad) Amended and Restated Declaration of Trust of Union State Statutory Trust IV dated March 25, 2004.*

(10)(ae) Indenture dated March 25, 2004 between Registrant and Wilmington Trust Company, as Trustee.*

(10)(af) Guarantee Agreement dated March 24, 2004 by and between Registrant and Wilmington Trust Company, as Trustee for the holders of Capital Securities of Union State Bank Statutory Trust IV.*

(10)(ag) Purchase and Assumption Agreement among the Federal Deposit Insurance Corporation, Receiver of Reliance Bank, White Plains, New York and Union State Bank, Nanuet, New York dated as of March 19, 2004.*

(10)(ah) Loan Sale Agreement by and between the Federal Deposit Insurance corporation in its Receivership Capacity and Union State Bank, Nanuet, New York.*

(14)(a) Business Code of Conduct (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit (14) (a)).

(14)(b) Code of Ethics applicable to Financial Officers and the Chief Executive Officer (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit (14) (b)).

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

(B)     REPORTS ON FORM 8-K

        The Company filed a report on Form 8-K on January 26, 2004 regarding the 2004 fourth quarter and year to date December 31, 2003 earnings. Selected Company financial information was included in such Form 8-K. The Company also filed a Form 8-K on March 23, 2004 and March 29, 2004 regarding the acquisition of Reliance Bank and issuance of $10 million of Capital Securities, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 7, 2004.


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