Form 10-Q
period 2004-06-30
USB HOLDING CO INC
filed 2004-08-09
CIK 707805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended June 30, 2004, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from ____________________ to
    _____________________

    Commission file Number     1-12811
                           -----------------

                            U.S.B. HOLDING CO., INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                        DELAWARE                     36-3197969
               ------------------------------    -------------------
              (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)     Identification No.)

100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK                10962
-----------------------------------------             ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   NUMBER OF SHARES
         CLASS               OUTSTANDING AT AUGUST 2, 2004
        ------               -----------------------------

    Common stock, par value            19,380,187
       $0.01 per share

                       U.S.B. HOLDING CO., INC.

                           TABLE OF CONTENTS
                                                               PAGE NO.
                                                               --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF
         CONDITION AS OF JUNE 30, 2004 AND
         DECEMBER 31, 2003.                                         1

         CONDENSED CONSOLIDATED STATEMENTS OF
         INCOME FOR THE THREE MONTHS ENDED
         JUNE 30, 2004 AND 2003.                                    2

         CONDENSED CONSOLIDATED STATEMENTS OF
         INCOME FOR THE SIX MONTHS ENDED
         JUNE 30, 2004 AND 2003.                                    3

         CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS FOR THE SIX MONTHS ENDED
         JUNE 30, 2004 AND 2003.                                    4

         CONDENSED CONSOLIDATED STATEMENTS OF
         CHANGES IN STOCKHOLDERS' EQUITY FOR
         THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003.               6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS.                                                8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.            20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.                                        29

ITEM 4.  CONTROLS AND PROCEDURES                                   30

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS,
         AND ISSUER PURCHASES OF EQUITY SECURITIES                 31

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS         31

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                         32

         SIGNATURES                                                37

ITEM 1. PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
----------------------------------------------------------

(000's, except share data)                                                       June 30,           December 31,
                                                                                   2004                 2003
                                                                               ----------           ----------

ASSETS
Cash and due from banks                                                        $   63,720          $    57,451
Federal funds sold                                                                 33,000               10,000
                                                                               ----------           ----------
Cash and cash equivalents                                                          96,720               67,451
Interest bearing deposits in other banks                                              318                   25
Securities:
    Available for sale (at estimated fair value)                                1,045,777            1,081,380
    Held to maturity (estimated fair value of
       $222,130 in 2004 and $240,752 in 2003)                                     227,410              237,998
Loans, net of allowance for loan losses of
    $15,154 in 2004 and $14,757 in 2003                                         1,493,283            1,433,923
Premises and equipment, net                                                        16,121               15,353
Accrued interest receivable                                                        17,287               15,721
Federal Home Loan Bank of New York stock                                           42,528               30,594
Other assets                                                                       35,994               24,017
                                                                               ----------           ----------
TOTAL ASSETS                                                                   $2,975,438           $2,906,462
                                                                               ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                                                  $  320,931           $  296,133
Interest bearing deposits:
    NOW accounts                                                                  172,277              133,382
    Money market accounts                                                         234,366              195,510
    Savings deposits                                                              415,860              436,561
    Time deposits                                                                 733,819              713,463
                                                                               ----------           ----------
Total deposits                                                                  1,877,253            1,775,049
Accrued interest payable                                                            6,231                6,599
Accrued expenses and other liabilities                                             12,820               10,416
Securities transactions not yet settled                                             5,000                  924
Securities sold under agreements to repurchase                                    757,282              788,632
Federal Home Loan Bank of New York advances                                        93,553              104,873
Subordinated debt issued in connection with Corporation-Obligated
   mandatory redeemable capital securities of subsidiary trusts                    61,858               51,548
                                                                               ----------           ----------
Total liabilities                                                               2,813,997            2,738,041
Minority interest-junior preferred stock of consolidated subsidiary                   128                  128
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value
    Authorized shares: 10,000,000; no shares outstanding in 2004 and 2003              --                   --
    Common stock, $0.01 par value; authorized shares 50,000,000;
       Issued shares of 20,954,755 in 2004 and 20,924,504 in 2003                     210                  209
    Additional paid-in capital                                                    160,243              159,628
    Retained earnings                                                              41,756               31,655
    Treasury stock, at cost; common shares 1,572,068 in 2004 and
       1,436,714 in 2003                                                          (22,566)             (18,225)
    Common stock held for benefit plans                                            (2,498)              (2,491)
    Deferred compensation obligation                                                2,399                2,327
    Accumulated other comprehensive loss                                          (18,231)              (4,810)
                                                                               ----------           ----------
Total stockholders' equity                                                        161,313              168,293
                                                                               ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $2,975,438           $2,906,462
                                                                               ==========           ==========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 Three Months Ended
                                                                                     June 30,
                                                                              2004             2003
                                                                             -------          -------
INTEREST INCOME:                                                            (000's, except share data)

Interest and fees on loans                                                   $22,118          $21,753
Interest on federal funds sold                                                    63              216
Interest and dividends on securities:
    U.S. government agencies                                                   9,687            5,440
    Mortgage-backed securities                                                 3,062            3,911
    Obligations of states and political subdivisions                             918              832
    Corporate and other                                                           31                1
Dividends on Federal Home Loan Bank of New York stock                            141              396
                                                                             -------          -------
Total interest income                                                         36,020           32,549
                                                                             -------          -------

INTEREST EXPENSE:
Interest on deposits                                                           5,929            6,120
Interest on borrowings                                                         7,295            6,590
Interest on subordinated debt issued in connection with/and
    Corporation - Obligated mandatory redeemable
    capital securities of subsidiary trusts                                      979              845
                                                                             -------          -------
Total interest expense                                                        14,203           13,555
                                                                             -------          -------

NET INTEREST INCOME                                                           21,817           18,994
Provision for credit losses                                                      343            1,333
                                                                             -------          -------
Net interest income after provision for credit losses                         21,474           17,661
                                                                             -------          -------

NON-INTEREST INCOME:
Service charges and fees                                                       1,072              922
Other income                                                                     955              942
Gains on securities transactions                                                  85            5,351
                                                                             -------          -------
Total non-interest income                                                      2,112            7,215
                                                                             -------          -------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                                 7,733            6,856
Occupancy and equipment                                                        1,941            1,726
Advertising and business development                                             808              770
Professional fees                                                                458              377
Communications                                                                   320              298
Stationery and printing                                                          181              207
FDIC insurance                                                                    74               68
Amortization of intangibles                                                      279              254
Other expense                                                                  1,031            1,010
                                                                             -------          -------
Total non-interest expenses                                                   12,825           11,566
                                                                             -------          -------
Income before income taxes                                                    10,761           13,310
Provision for income taxes                                                     3,724            4,620
                                                                             -------          -------
NET INCOME                                                                   $ 7,037          $ 8,690
                                                                             =======          =======

BASIC EARNINGS PER COMMON SHARE                                              $  0.36          $  0.45
                                                                             =======          =======

DILUTED EARNINGS PER COMMON SHARE                                            $  0.35          $  0.43
                                                                             =======          =======

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                2004              2003
                                                                             ---------       --------
                                                                             (000's, except share data)
INTEREST INCOME:
Interest and fees on loans                                                   $  43,648       $ 43,124
Interest on federal funds sold                                                     148            358
Interest and dividends on securities:
    U.S. Treasury and government agencies                                       18,367          8,777
    Mortgage-backed securities                                                   6,030          9,255
    Obligations of states and political subdivisions                             1,771          1,669
    Corporate and other                                                             60              2
Interest on deposits in other banks                                                 --              1
Dividends on Federal Home Loan Bank of New York stock                              252            718
                                                                             ---------       --------
Total interest income                                                           70,276         63,904
                                                                             ---------       --------

INTEREST EXPENSE:
Interest on deposits                                                            11,976         11,994
Interest on borrowings                                                          14,303         12,893
Interest on subordinated debt issued in connection with/and
    Corporation - Obligated mandatory redeemable
    capital securities of subsidiary trusts                                      1,863          1,729
                                                                             ---------       --------
Total interest expense                                                          28,142         26,616
                                                                             ---------       --------

NET INTEREST INCOME                                                             42,134         37,288
Provision for credit losses                                                        554          1,672
                                                                             ---------       --------
Net interest income after provision for credit losses                           41,580         35,616
                                                                             ---------       --------

NON-INTEREST INCOME:
Service charges and fees                                                         2,168          1,840
Other income                                                                     1,675          1,721
Gains on securities transactions                                                 1,197          8,383
                                                                             ---------       --------
Total non-interest income                                                        5,040         11,944
                                                                             ---------       --------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                                  15,017         13,323
Occupancy and equipment                                                          3,814          3,410
Advertising and business development                                             1,479          1,334
Professional fees                                                                  864            715
Communications                                                                     680            609
Stationery and printing                                                            384            384
FDIC insurance                                                                     150            141
Amortization of intangibles                                                        545            508
Other expense                                                                    1,895          1,964
                                                                             ---------       --------
Total non-interest expenses                                                     24,828         22,388
                                                                             ---------       --------
Income before income taxes                                                      21,792         25,172
Provision for income taxes                                                       7,398          8,862
                                                                             ---------       --------
NET INCOME                                                                   $  14,394       $ 16,310
                                                                             =========       ========

BASIC EARNINGS PER COMMON SHARE                                              $    0.74       $   0.84
                                                                             =========       ========

DILUTED EARNINGS PER COMMON SHARE                                            $    0.71       $   0.82
                                                                             =========       ========

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  2004                 2003
                                                                                --------             --------
OPERATING ACTIVITIES:                                                                      (000's)
Net income                                                                      $ 14,394             $ 16,310
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                                       554                1,672
   Depreciation and amortization                                                   1,672                1,528
   Amortization of (discounts) premiums on securities - net                         (146)                 673
   Deferred income tax benefit - net                                              (2,005)              (2,360)
   Gains on securities transactions                                               (1,197)              (8,383)
Non-cash benefit plan expense                                                        250                  206
Increase in accrued interest receivable                                           (1,523)                (948)
(Decrease) increase in accrued interest payable                                     (388)                  29
Other - net                                                                        1,375                2,183
                                                                                --------             --------
Net cash provided by operating activities                                         12,986               10,910
                                                                                --------             --------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                             105,418              423,073
Proceeds from principal paydowns, redemptions and maturities of:
   Securities available for sale                                                 235,427              185,838
   Securities held to maturity                                                    29,460              123,449
Purchases of securities available for sale                                      (323,901)            (780,043)
Purchases of securities held to maturity                                         (14,707)              (6,999)
Net purchases of Federal Home Loan Bank of New York stock                        (11,934)              (5,664)
Net liabilities assumed in Reliance Bank acquisition                              10,697                   --
Net increase in interest bearing deposits in other banks                            (268)                   2
Increase in loans outstanding, net                                               (49,027)             (58,369)
Purchases of premises and equipment - net                                         (1,820)              (2,485)
                                                                                --------             --------
Net cash used for investing activities                                           (20,655)            (121,198)
                                                                                --------             --------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits,
   NOW, money market and savings accounts                                         71,194              100,909
Net increase in time deposits, net of withdrawals and maturities                   7,097               60,025
Net (decrease) increase in securities sold under agreements
   to repurchase -  short-term                                                   (56,350)                 122
Repayment of Federal Home Loan Bank of New York advances - short-term            (10,500)                  --
Proceeds from securities sold under agreements to repurchase - long-term          75,000              115,000
Repayment of securities sold under agreements to repurchase - long-term          (50,000)                  --
Repayment of Federal Home Loan Bank of New York
    advances - long-term                                                            (820)              (1,732)
Net proceeds from issuance of subordinated debt issued in connection with
   Corporation-Obligated mandatory redeemable capital securities
   of subsidiary trusts                                                            9,975                   --
Redemption of junior preferred stock of consolidated subsidiary, net                  --                    1
Cash dividends paid                                                               (4,293)              (3,727)
Proceeds from exercise of common stock options                                       477                1,178
Purchases of treasury stock                                                       (4,842)              (3,650)
                                                                                --------             --------
Net cash provided by financing activities                                       $ 36,938             $268,126
                                                                                --------             --------

    (Continued)

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)  (cont'd)
----------------------------------------------------------------------



                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   2004                 2003
                                                                                 -----------------------------
                                                                                        (000's)

  Increase in Cash and Cash Equivalents                                             $  29,269       $ 157,838
  Cash and Cash Equivalents, Beginning of Period                                       67,451          90,801
                                                                                    ---------       ---------
  Cash and Cash Equivalents, End of Period                                          $  96,720       $ 248,639
                                                                                    =========       =========

  Supplemental Disclosures:
     Interest paid                                                                  $ (28,530)      $ (26,587)
                                                                                    ---------       ---------
     Income tax payments                                                            $ (11,011)      $ (10,729)
                                                                                    ---------       ---------
     Purchases of held to maturity securities not yet settled                       $   5,000       $      --
                                                                                    ---------       ---------
     Purchase of available for sale securities not yet settled,
  including interest receivable                                                     $      --       $ 157,240
                                                                                    ---------       ---------
 Payment for available for sale securities not yet settled at beginning
  of period, including interest receivable                                          $      --       $(263,090)
                                                                                    ---------       ---------
 Payment for held to maturity securities not yet settled at beginning
  of period, including interest receivable                                          $    (924)      $      --
                                                                                    ---------       ---------
Transfer of available for sale securities to held to maturity securities            $      --       $  46,941
                                                                                    ---------       ---------
Loans acquired in acquisition of Reliance Bank, including
  interest receivable                                                               $  10,869       $      --
                                                                                    ---------       ---------
 Deposits assumed in acquisition of Reliance Bank, including
  interest payable                                                                  $  23,933       $      --
                                                                                    ---------       ---------
 Other assets (including intangibles) acquired in acquisition of
  Reliance Bank, net of other liabilities assumed                                   $   2,367       $      --
                                                                                    ---------       ---------
 Change in shares held in trust for deferred compensation                           $     (72)      $    (375)
                                                                                    ---------       ---------
 Change in deferred compensation obligation                                         $      72       $     375
                                                                                    ---------       ---------
 Change in accumulated other comprehensive loss                                     $ (13,421)      $    (112)
                                                                                    ---------       ---------
 Non cash exercise of stock options and related tax benefit                         $   2,119       $   1,332
                                                                                    ---------       ---------
 Purchases of treasury stock related to the exercise of stock options               $  (1,599)      $    (873)
                                                                                    ---------       ---------
 Issuance of treasury stock related to the exercise of stock options                $   2,100       $   2,442
                                                                                    =========       =========



See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                 FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                       (000's, except share data)


                                            COMMON STOCK              Additional                                    Common Stock
                                        Shares           Par             Paid-in     Retained     Treasury            Held For
                                      Outstanding       Value            Capital     Earnings       Stock         Benefit Plans
                                       ----------      ------          --------      --------     ---------       --------------

Balance at  January 1, 2004            19,487,790      $  209         $ 159,628      $ 31,655     $ (18,225)       $ (2,491)

Net income                                                                             14,394

Other comprehensive loss:
   Net unrealized securities
     loss arising during the
     period, net of taxes of $9,405
   Reclassification adjustment
     of net loss for securities
     sold, net of taxes of $130
   Other comprehensive loss
  Total comprehensive income

Cash dividends:
   Common ($0.22 per share)                                                            (4,283)
   Junior preferred stock                                                                 (10)

Common stock options exercised
   and related tax benefit                194,668           1               497                       2,100

Purchases of treasury stock              (299,771)                                                   (6,441)

ESOP shares committed to
   be released                                                              118                                          65

Deferred compensation obligation                                                                                        (72)

                                       ----------      ------          --------      --------     ---------        --------
Balance at June 30, 2004               19,382,687      $  210          $160,243      $ 41,756     $ (22,566)       $ (2,498)
                                       ==========      ======          ========      ========     =========        ========

                                                       Accumulated
                                        Deferred              Other            Total
                                    Compensation      Comprehensive    Stockholders'
                                      Obligation               Loss           Equity
                                    ------------      -------------    -------------

Balance at  January 1, 2004               $ 2,327         $ (4,810)          $168,293

Net income                                                                     14,394

Other comprehensive loss:
   Net unrealized securities
     loss arising during the
     period, net of taxes of $9,405
   Reclassification adjustment                             (13,608)           (13,608)
     of net loss for securities
     sold, net of taxes of $130                                187                187
   Other comprehensive loss                                (13,421)           (13,421)
  Total comprehensive income                                                      973

Cash dividends:
   Common ($0.22 per share)                                                    (4,283)
   Junior preferred stock                                                         (10)

Common stock options exercised
   and related tax benefit                                                      2,598

Purchases of treasury stock                                                    (6,441)

ESOP shares committed to
   be released                                                                    183

Deferred compensation obligation                72                                 --

                                           -------         --------           --------
Balance at June 30, 2004                   $ 2,399         $(18,231)          $161,313
                                           =======         ========           ========



See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                 FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                       (000's, except share data)


                                              COMMON STOCK           Additional                                   Common Stock
                                           Shares          Par          Paid-in     Retained       Treasury           Held For
                                      Outstanding        Value          Capital     Earnings          Stock      Benefit Plans
                                      -----------       ------       ----------     --------      ---------      ------------

Balance at  January 1, 2003           18,501,580        $ 198         $ 140,054     $ 28,648      $ (15,777)      $  (1,691)

Net income                                                                            16,310

Other comprehensive loss:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $1,729
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $1,807

   Other comprehensive loss

Total comprehensive income

Cash dividends:
   Common ($0.19 per share)                                                           (3,717)
   Junior Preferred stock                                                                (10)

Common stock options exercised           287,456            1                67                       2,442
   and related tax benefit

Purchases of treasury stock             (278,691)                                                    (4,523)

ESOP shares committed to
   be released                                                               76                                          65

Deferred compensation obligation                                                                                       (375)

                                      ----------         -----        ---------     --------      ---------       ---------
Balance at June 30, 2003              18,510,345         $ 199        $ 140,197     $ 41,231      $ (17,858)      $  (2,001)
                                      ==========         =====        =========     ========      =========       =========


                                                         Accumulated
                                          Deferred             Other               Total
                                      Compensation      Comprehensive      Stockholders'
                                         Obligation     Income (Loss)             Equity
                                      -------------     -------------      --------------

Balance at  January 1, 2003            $    1,398         $    3,181           $156,011

Net income                                                                       16,310

Other comprehensive loss:
   Net unrealized securities
     gains arising during the
     period, net of taxes of $1,729                            2,502              2,502
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $1,807                             (2,614)            (2,614)
                                                              ------             ------
   Other comprehensive loss                                     (112)              (112)
                                                                                 ------
Total comprehensive income                                                       16,198

Cash dividends:
   Common ($0.19 per share)                                                      (3,717)
   Junior Preferred stock                                                           (10)

Common stock options exercised                                                    2,510
   and related tax benefit

Purchases of treasury stock                                                      (4,523)

ESOP shares committed to
   be released                                                                      141

Deferred compensation obligation              375                                    --

                                       ----------         ----------            --------
Balance at June 30, 2003               $    1,773         $    3,069            $166,610
                                       ==========         ==========            ========



See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1.  Principles of Consolidation

    The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the "Company"), Union State Bank (the "Bank"), including its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc, and USB Delaware Inc. (since the date of its incorporation September 12, 2003), including its wholly-owned subsidiary, TPNZ Preferred Funding Corporation ("TPNZ"), and Ad Con, Inc. As of and for the three and six months ended June 30, 2004, the condensed consolidated financial statements also include the Company's subsidiary Trusts, Union State Capital Trust I, Union State Statutory Trust II, and USB Statutory Trust III, (collectively, including Union State Statutory Trust IV, which issued Capital Securities in March 2004 (see Note
    10), the "Trusts"). As required by the Financial Accounting Standard Board's revision of Interpretation No. 46, "Consolidation of Variable Interest Entities, ("FIN 46R"), the Company has deconsolidated the Trusts and recorded subordinated debt issued to the Trusts and the Company's investment in the common equity of the Trusts as of December 31, 2003. All significant intercompany accounts and transactions are eliminated in consolidation.

2.  Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of normal and recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2004, and its operations for the three and six months ended June 30, 2004 and 2003, and its cash flows and changes in stockholders' equity for the six months ended June 30, 2004 and 2003. For purposes of presenting the condensed consolidated financial statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

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

    Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, provision for credit losses, and valuation allowance for net deferred tax assets. In connection with the determination of estimates related to real estate loans, management obtains independent appraisals for significant properties that collateralize loans with real estate.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

3.  Reclassifications

    Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

4.  Pending Accounting Pronouncements

    Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), provides application guidance that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of EITF 03-1 should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. Management does not believe that adoption of the recognition and measurement guidance of EITF 03-1 will have an effect on the Company's consolidated financial statements given management's positive intent and ability to hold such investments until a forecasted recovery or maturity occurs.

5.  Acquisition of Reliance Bank

    As of the close of business on March 19, 2004, the Bank assumed approximately $23.9 million in deposits and acquired approximately $10.5 million of single family residential mortgage loans, $10.7 million of cash and cash equivalents, $2.2 million of other assets, and $0.3 million in other loans in connection with the acquisition of Reliance Bank. The premium paid for the deposits assumed was $2.2 million, or 9.4 percent, and $0.2 million, or 1.6 percent, for the single family residential loans acquired. Reliance Bank was closed by the New York Superintendent of Banks, which appointed the FDIC as Receiver. Reliance Bank, which operated as a one branch bank at 1200 Mamaroneck Avenue, White Plains, New York became a Union State Bank branch effective immediately after its closing.

    The assumption of deposits and acquisition of certain assets of Reliance Bank has been accounted for as a business combination in accordance with Statement of Financial Accounting Standards (SFAS") No.141, "Accounting for Business Combinations." Assets, time deposits, and other liabilities acquired have been recorded at their estimated fair values as of March 19, 2004, and a core deposit intangible of $0.7 million was recorded based on a core deposit valuation study. Goodwill of $1.5 million was also recorded. Both the core deposit intangible and goodwill are classified in other assets on the balance sheet. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the core deposit intangible will be amortized over an estimated average life of six years and the goodwill component will be tested annually at year end. The results of Reliance Bank operations related to the assets acquired and deposits assumed are included in the Company's statements of income from the date of its acquisition. Pro forma information as if the transaction occurred at the beginning of the period is not material.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

6.  Accounting for Stock-Based Compensation

    SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Procedure" ("SFAS No. 148"), amends SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternate methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information.

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

    The following table compares the Company's net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the three and six months ended June 30, 2004 and 2003. The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options' vesting period.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


----------------------------------------------------------------------------------------------------
                                                         Three                          Six
                                                      Months Ended                 Months Ended
                                                  June 30,    June 30,        June 30,      June 30,
                                                   2004         2003            2004          2003
----------------------------------------------------------------------------------------------------
                                                             (000's, except share data)

Net income, as reported                            $7,037     $8,690           $14,394       $16,310

Less: preferred stock dividends
                                                       10         10                10            10

Less: total stock-based compensation
expense determined under fair value
based method for all awards, net of
related tax effects                                   805        521               951           586
----------------------------------------------------------------------------------------------------

Pro forma net income available to
common stockholders                                $6,222     $8,159           $13,433       $15,714
====================================================================================================

Earnings per common share:

     Basic - as reported                           $ 0.36     $  0.45          $  0.74       $  0.84
     Basic - pro forma                               0.32        0.42             0.69          0.81

     Diluted - as reported                         $ 0.35     $  0.43          $  0.71       $  0.82
     Diluted - pro forma                             0.31        0.41             0.66          0.79
====================================================================================================

    The following weighted average assumptions were used for Director Plan grants for the three and six months ended June 30, 2004 and 2003, respectively: dividend yields of 2.16 and 2.52 percent; volatility factors of the expected market price of the Company's common stock of 40.25 and
    41.33 percent; risk free interest rates of 3.34 and 2.47 percent; and expected lives of 7.63 and 7.62 years. The following weighted average assumptions were used for Employee Plan grants for the three and six months ended June 30, 2004 and 2003, respectively: dividend yields of 2.00 and 2.52 percent; volatility factors of the expected market price of the Company's common stock of 39.77 and 41.63 percent; risk-free interest rates of 3.60 and 3.08 percent; and expected lives of 8.50 and 8.97 years.

7.  Earnings Per Common Share ("EPS")

    The computation of basic and diluted earnings per common share for the three and six months ended June 30 is as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                            Six Months Ended
                                                             June 30,       June 30,                      June 30,       June 30,
                                                                2004        2003                           2004              2003
-----------------------------------------------------------------------------------------------------------------------------------
Numerator:                                                                   (000's, except share data)

 Net income                                                  $     7,037         $     8,690         $    14,394         $    16,310
 Less preferred stock dividends                                       10                  10                  10                  10
                                                             -----------         -----------         -----------         -----------

  Net income for basic and diluted
     earnings per common share - net
     income available to common
     stockholders                                            $     7,027         $     8,680         $    14,384         $    16,300
                                                             ===========         ===========         ===========         ===========
Denominator:
 Denominator for basic earnings
     per common share - weighted
     average shares                                           19,447,405          19,490,777          19,475,867          19,507,951

 Effects of dilutive securities:
     Director and employee
        stock options                                            836,941             466,997             862,740             452,522
                                                             -----------         -----------         -----------         -----------
  Total effects of dilutive securities                           836,941             466,997             862,740             452,522
                                                             -----------         -----------         -----------         -----------

 Denominator for diluted earnings
     per common share - adjusted
     weighted average shares                                  20,284,346          19,957,774          20,338,607          19,960,473
                                                             ===========         ===========         ===========         ===========

Basic earnings per common share                              $      0.36         $      0.45         $      0.74         $      0.84
                                                             ===========         ===========         ===========         ===========
Diluted earnings per common share                            $      0.35         $      0.43         $      0.71         $      0.82
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

    The decision to sell securities available for sale is based on management's assessment of changes in economic or financial market conditions, interest rate risk, and the Company's financial position and liquidity. Estimated fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of similar instruments. Securities in an unrealized loss position are periodically evaluated for other than temporary impairment. Management considers the effect of interest rates, credit ratings and other factors on the valuation of such securities, as well as the Company's intent and ability to hold such securities until a forecasted recovery or maturity occurs. The Company does not acquire securities for the purpose of engaging in trading activities.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

    During the three and six month periods ended June 30, 2004 and 2003, the Company had gross realized gains from sales of securities available for sale of $85,000 and $5,351,000, and $1,197,000, and $8,383,000 respectively.

    A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at June 30, 2004 and December 31, 2003 is as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                 Gross              Gross           Estimated
                                                           Amortized        Unrealized         Unrealized                Fair
    June 30, 2004:                                              Cost             Gains             Losses               Value
                                                           ---------        ----------         ----------           ---------
    Available for Sale:                                                                 (000's)

U.S. government agencies                                  $  657,559         $      174         $   23,662         $  634,071
Mortgage-backed securities                                   415,228              3,586              8,225            410,589
Obligations of states and
    political subdivisions                                       920                 61                 --                981
Corporate securities                                             116                 20                 --                136
                                                          ----------         ----------         ----------         ----------
Total securities available for sale                       $1,073,823         $    3,841         $   31,887         $1,045,777
                                                          ==========         ==========         ==========         ==========
Held to Maturity:
U.S. government agencies                                  $  144,849         $       --         $    6,462         $  138,387

Obligations of states and
    political subdivisions                                    82,561              2,449              1,267             83,743
                                                          ----------         ----------         ----------         ----------
Total securities held to maturity                         $  227,410         $    2,449         $    7,729         $  222,130
                                                          ==========         ==========         ==========         ==========

                                                                                  Gross             Gross           Estimated
                                                            Amortized        Unrealized        Unrealized                Fair
 December 31, 2003:                                              Cost             Gains            Losses               Value
                                                            ---------        ----------        ----------           ---------
 Available for Sale:                                                                     (000's)

U.S. government agencies                                  $  637,582         $       30         $    6,034         $  631,578
Mortgage-backed securities                                   450,381              1,000              3,295            448,086
Obligations of states and
    political subdivisions                                     1,400                 84                 --              1,484
Corporate securities                                             152                 81                  1                232
                                                          ----------         ----------         ----------         ----------
Total securities available for sale                       $1,089,515         $    1,195         $    9,330         $1,081,380
                                                          ==========         ==========         ==========         ==========
Held to Maturity:
U.S. government agencies                                  $  164,821         $      748         $    1,733         $  163,836
Obligations of states and
    political subdivisions                                    73,177              4,118                379             76,916
                                                          ----------         ----------         ----------         ----------
Total securities held to maturity                         $  237,998         $    4,866         $    2,112         $  240,752
                                                          ==========         ==========         ==========         ==========

    As of July 16, 2004, the Company transferred at fair value available for sale U.S. government agency securities with an amortized cost basis and fair value of approximately $307.6 million and $298.2 million, respectively, to held to maturity. The U.S. government agency securities had an unrealized loss of $9.4 million, $6.2 million net of tax, which will be included as an adjustment to other comprehensive income (loss) and accreted over the remaining life of the securities transferred to other comprehensive income
    (loss). Management does not intend to sell these securities prior to maturity or call date.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

9.  Loans

    Nonaccrual loans were $4.0 million at June 30, 2004 and $6.1 million at December 31, 2003. Restructured loans were $0.1 million at both June 30, 2004 and December 31, 2003, respectively.

    Substantially all of the nonaccruing and restructured loans are collateralized by real estate. The Company has agreed to provide additional funding of up to $0.3 million with respect to a nonaccruing real estate construction loan in the amount of $3.7 million at June 30, 2004 (see discussion below). The Company had and continues to have no other commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

    At June 30, 2004, there are loans aggregating approximately $0.2 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future. Accruing loans that are contractually past due 90 days or more at June 30, 2004 are immaterial.

    At June 30, 2004 and December 31, 2003, the recorded investment in loans that are considered to be impaired approximated $4.1 million and $5.6 million, of which $4.0 million and $5.5 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2004 and 2003, and for the year ended December 31, 2003 was $5.1 million, $11.2 million, and $9.1 million, respectively. Interest income recognized by the Company on impaired loans for the June 30, 2004 and 2003 three and six month periods was not material.

    As applicable, each impaired loan has a related allowance for loan losses. The total allowance for loan losses specifically allocated to one impaired real estate construction loan with balances of $3.7 million, $5.5 million, and $7.5 million was $0.3 million, $0.2 million, and $1.7 million as of June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

    In November 2000, the Company reclassified the real estate construction loan referred to above in the amount at that date of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. At December 31, 2003, the recorded loan balance was $5.5 million, and the specific allocation of the allowance for loan losses was $0.2 million. At June 30, 2004, the recorded loan balance was $3.7 million with a $0.3 million specific allocation of the allowance for loan losses. The recorded loan balance was reduced during the six month 2004 period by principal payments and a charge-off of $0.2 million. The loan is collateralized by a mortgage on certain condominium units and other real estate collateral. As of July 28, 2004, of the original 83 units, one unit remains unsold and is currently in contract for sale. The Bank continues to proceed with foreclosure of its $2.9 million mortgage on other real estate that also collateralizes the loan, and to pursue its claim against the borrower and guarantors for any deficiency. The guarantors have filed counter claims in this case, which the Bank will vigorously defend. The court proceedings of the case have commenced as of July 12, 2004.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

10. Borrowings and Stockholders' Equity

    The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

    Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York ("FHLB") advances. Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank has borrowing availability under master security sale and repurchase agreements through four primary investment firms, the FHLB, and to a lesser extent, its customers. At June 30, 2004, the Bank had short-term repurchase agreements outstanding with the FHLB of $225.0 million at a weighted average interest rate of 1.20 percent. These short-term borrowings with the FHLB were collateralized by securities with an aggregate carrying value and estimated fair value of $247.1 million. There were no short-term repurchase agreements with the FHLB at December 31, 2003.

    There were no short-term repurchase agreements outstanding with primary investment firms at June 30, 2004. At December 31, 2003, outstanding short-term repurchase agreements with primary investment firms totaled $280.0 million at a weighted average interest rate of 1.16 percent and were collateralized by securities having an aggregate carrying value of $300.3 million and estimated fair value of $300.0 million. At both June 30, 2004 and December 31, 2003, the Bank had short-term repurchase agreements with customers of $0.3 million and $1.6 million at a weighted average interest rate of 1.06 percent and 1.18 percent, respectively. These short-term customer borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $0.3 million and $1.2 million at June 30, 2004 and December 31, 2003, respectively.

    Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $73.0 million. At June 30, 2004 and December 31, 2003, the Bank had no federal funds purchased balances outstanding.

    Short-term FHLB advances are borrowings with original maturities between one and 365 days. There were no short-term FHLB advances outstanding at June 30, 2004. At December 31, 2003, outstanding short-term FHLB advances totaled $10.5 million at a weighted average interest rate of 1.06 percent and were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $12.2 million, respectively.

    Additional information with respect to short-term borrowings as of and for the six months ended June 30, 2004 and 2003 is presented in the table below.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


    ----------------------------------------------------------------------------
    Short-Term Borrowings                                2004          2003
    ----------------------------------------------------------------------------
                                                     (000's except percentages)
    Balance at June 30                             $   225,282   $   1,327
    Average balance outstanding                    $   168,502       7,562
    Weighted-average interest rate
         As of June 30                                    1.20%       0.80%
         Paid during period                               1.12%       1.25%
    ----------------------------------------------------------------------------

    The Bank had long-term borrowings, which have original maturities of over one year, of $532.0 million and $507.0 million in securities sold under agreements to repurchase at June 30, 2004 and December 31, 2003. At both June 30, 2004 and December 31, 2003, these borrowings have an original term of between five and ten years at interest rates of 1.94 percent to 6.08 percent that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of June 30, 2004 and December 31, 2003, these borrowings are collateralized by securities with an aggregate carrying value of $538.1 million and $531.6 million, and an estimated fair value of $532.3 million and $531.1 million, respectively.

    At June 30, 2004 and December 31, 2003, long-term FHLB advances totaled $93.5 million and $94.4 million, respectively, at interest rates of between
    4.27 percent to 6.05 percent. At June 30, 2004, borrowings totaling $3.5 million are amortizing advances having scheduled payments and $20.0 million are payable only at maturity. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. Advances at December 31, 2003 include $4.4 million of amortizing advances having scheduled periodic payments, $20.0 million that are payable at maturity, and $70.0 million that are callable on certain dates after an initial noncall period at the option of the insurer. The long-term FHLB advances may not be repaid in full prior to maturity without penalty. At June 30, 2004 and December 31, 2003, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate carrying value of $109.7 million and $109.9 million, respectively.

    A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at June 30, 2004, with comparative totals for December 31, 2003, is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                            After 1
                                            Within        But Within           After        2004               2003
Long-Term Borrowings                        1 Year           5 Years          5 Years      Total              Total
-------------------------------------------------------------------------------------------------------------------------
                                                               (000's, except percentages)
Contractual Payment Date:
Total long-term borrowing                $   11,717      $   145,079      $   468,757      $   625,553      $   601,374
Weighted-average interest rate                 4.53%            5.13%            3.99%            4.26%            4.21%
--------------------------------------------------------------------------------------------------------------------------

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
                                                            After 1
                                            Within        But Within           After        2004               2003
Long-Term Borrowings                        1 Year           5 Years          5 Years      Total              Total
-------------------------------------------------------------------------------------------------------------------------
                                                               (000's, except percentages)
Expected Call Date:
Total long-term borrowing                $   11,717      $   321,079      $   292,757      $   625,553      $   601,374
Weighted-average interest rate                 4.53%            3.91%            4.65%            4.27%            4.21%
-------------------------------------------------------------------------------------------------------------------------

    At June 30, 2004 and December 31, 2003 the Bank held 425,277 shares and 305,937 shares of capital stock of the FHLB with a carrying value of $42.5 million and $30.6 million, respectively, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, or for collateral pledged by TPNZ, 75 percent of net equity, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

    The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At June 30, 2004, the Bank could pay dividends of $55.4 million to the Company without having to obtain prior regulatory approval.

    The Company distributed a 5 percent common stock dividend on September 26, 2003 to stockholders of record on September 12, 2003. The weighted average common shares outstanding and per common share amounts have been adjusted to reflect all common stock dividends.

    On December 17, 2003, the Company's Board of Directors authorized the repurchase of up to 300,000 common shares, or approximately 1.5 percent, of the Company's outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2004 as, in the opinion of management, market conditions may warrant. The repurchased common shares are held as treasury stock and are available for general corporate purposes. The December 17, 2003 stock repurchase plan replaces the previous December 18, 2002 repurchase plan for up to 157,500 common shares. For the six months ended June 30, 2004, the Company purchased 223,200 shares of common stock under its repurchase plan at an aggregate cost of approximately $4.8 million. The Company purchased 231,945 shares of common stock under its repurchase plan at an aggregate cost of approximately $3.6 million for the six months ended June 30, 2003. Purchases of common stock of 76,571 and 60,681 common shares were acquired in connection with stock option exercises during the six month period ended June 30, 2004 and 2003, respectively.

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

    The Capital Securities and related subordinated debt issued in the 2004 first quarter pay dividends and interest on a floating rate basis at a rate equal to three month LIBOR plus 280 basis points (current rate as of June 30, 2004 of 4.40 percent). Dividend and interest payments, as well as the reset of the interest rate, occurs in June, October, January, and March of each calendar year. These Capital Securities, due March 25, 2034, were issued by Union State Statutory Trust IV ("Trust IV"), a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust IV advanced the proceeds to the Company by purchasing junior subordinated debt of the Company. These Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until March 2009, at par.

    The total amount of Capital Securities outstanding as of June 30, 2004 is $60 million. Such Capital Securities are included in Tier I regulatory capital in an amount not in excess of 25 percent of Tier I Capital, with the remainder included in Tier II Capital. At June 30, 2004, Tier I Capital totaled $232.4 million, which included $59.9 million of Capital Securities. As a result of the changes in accounting as described in Note 1, the Federal Reserve Bank has reevaluated the regulatory implications of this accounting change on the capital treatment of the Capital Securities and has issued a proposal that will retain the Tier I Capital treatment of capital securities with certain modifications.

12. Commitments and Contingencies

    In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2004, formal credit lines, and commercial and residential loan commitments (including home equity commitments), both of which are primarily loans collateralized by real estate, approximated $406.4 million, $82.7 million and $20.2 million, respectively. Outstanding letters of credit totaled $37.3 million. Such amounts represent the maximum risk of loss on these commitments.

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

    The Company is party to employment agreements with the Company's Chief Executive Officer, Senior Executive Vice President and Chief Credit Officer, and Senior Executive Vice President and Chief Financial Officer, which is described in Note 16 to the Company's 2003 Annual Report to Stockholders. The contracts with the two Senior Executive Vice Presidents were renewed on July 28, 2004, with substantially the same terms as the previous contracts.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


    Other commitments are also described in Note 16 to the consolidated financial statements of the Company for the year ended December 31, 2003, which is included in the Company's 2003 Annual Report to Stockholders.

    In the ordinary course of business, the Company is party to various legal proceedings arising in the ordinary course of business, including counter claims and related litigation in connection with loan collections and foreclosures of loan collateral. In the opinion of management, based on advice from legal counsel, such legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

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

    The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Northern New Jersey and Southern Connecticut. For the six months ended June 30, 2004 and 2003, there is no customer that accounted for more than ten percent of the Company's revenue.

U.S.B. HOLDING CO., INC.
ITEM 2.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements
The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 2004. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Critical Accounting Policies

The Company's significant accounting policies are disclosed in Note 3 to the consolidated financial statements included in the Company's 2003 Annual Report to Stockholders. The more critical policies given the Company's current business strategy and asset/liability structure are the accounting for non-performing loans, the allowance for loan losses and provision for credit losses, the classification of securities as either held to maturity or available for sale, and the valuation allowance for net deferred tax assets. In addition to Note 3 to the 2003 consolidated financial statements, the Company's practice on each of these accounting policies is further described in the applicable sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, also included in the 2003 Annual Report to Stockholders.

FINANCIAL CONDITION
At June 30, 2004, the Company had total assets of $2,975.4 million, an increase of $69.0 million from December 31, 2003. As of June 30, 2004, statements of condition balances include cash and cash equivalents, loans, and deposits of $10.7 million, $10.8 million and $23.9 million, respectively, acquired or assumed in connection with the Reliance Bank acquisition on March 19, 2004 (see
Note 4 to the condensed consolidated financial statements (unaudited)) . This acquisition is consistent with the Company's initiatives to expand its commercial and retail customer base and further penetrate the Westchester County market.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, totaled $1,315.7 million and $1,350.0 million at June 30, 2004 and December 31, 2003, respectively, a decrease of $34.3 million during the six months ended June 30, 2004. The securities portfolio consists of securities held to maturity at amortized cost of $227.4 million and $238.0 million, securities available for sale at estimated fair value totaling $1,045.8 million and $1,081.4 million, and FHLB stock of $42.5 million and $30.6 million at June 30, 2004 and December 31, 2003, respectively.

U.S.B. HOLDING CO., INC.
ITEM 2.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

During the six months ended June 30, 2004, U.S. government agency securities decreased $17.5 million due primarily to redemptions of $170.0 million of callable bonds and a decrease in the estimated fair value of available for sale securities of $17.5 million, partially offset by purchases totaling $169.8 million, and discount accretion of $0.2 million. Mortgage-backed securities decreased by $37.5 million primarily due to principal paydowns of $84.9 million, net premium amortizations of $0.1 million, sales of $104.2 million, and a decrease in the estimated par value of available for sale securities of $2.3 million, partially offset by purchases of $154.1 million. The Bank's investment in obligations of states and political subdivisions, or municipal securities, increased by $8.9 million primarily due to purchases of $18.8 million during the six month period ended June 30, 2004, partially offset by maturities of $9.9 million. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. The obligations are principally New York State political subdivisions with diversified maturities, and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

The Company invests in medium-term corporate debt securities and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase. The Company had outstanding balances in equity securities of $0.1 million and $0.2 million at June 30, 2004 and December 31, 2003, respectively. The total investment in FHLB stock was $42.5 million and $30.6 million at June 30, 2004 and December 31, 2003, respectively.

The Company continues to exercise its conservative approach to investing by primarily purchasing high credit quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities through the averaging of investments in medium-term maturities. Emphasis has been placed on investing in floating rate securities and mortgage- backed securities with favorable cash flow characteristics to maintain an asset sensitive position in anticipation of an increase in interest rates, as well as investment in fixed rate callable securities to enhance yield. At June 30, 2004, the weighted average yield on a tax equivalent basis and weighted average life of the investment portfolio was 4.24 percent and 8.9 years, respectively. The Company will continue to utilize the investment portfolio to invest excess cash flow and leverage capital, while managing interest rate risk.

At June 30, 2004, loans outstanding were $1,508.4 million, a net increase of $59.8 million or 4.1 percent compared to December 31, 2003. The increase in outstanding loan balances reflects increases of: $28.8 million in land, acquisition, and construction loans; $14.1 million in residential mortgages; $12.8 million in time unsecured loans; $10.4 million in home equity loans; $1.4 million in time secured loans; $0.1 million in credit card loans; and $0.7 million in other loans. The increase was partially offset by decreases of $8.1 million in commercial mortgages and $0.4 million in commercial installment loans. The net increase in residential mortgages is substantially due to residential mortgages of $10.5 million acquired from Reliance Bank. The Company had approximately $406.4 million in formal credit lines, $102.9 million in loan commitments outstanding, which are loans primarily collateralized by real estate, and $37.3 million of standby letters of credit outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

U.S.B. HOLDING CO., INC.
ITEM 2.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

The Company's allowance for loan losses increased $0.4 million, or 2.7 percent, to $15.2 million at June 30, 2004, from $14.8 million at December 31, 2003. The allowance for loan losses represents 1.00 percent and 1.02 percent of gross loans outstanding at June 30, 2004 and December 31, 2003, respectively. The allowance reflects a provision of $0.6 million and net charge-offs of $135,000 recorded for the six months ended June 30, 2004. In addition to the allowance for loan losses, a reserve for credit losses related to unfunded loan commitments of $0.6 million at June 30, 2004 and $0.5 million at December 31, 2003, is included in other liabilities.

Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgement, the allowance for loan losses and reserve for unfunded loan commitments appropriately reflect the risk elements in the total loan portfolio at June 30, 2004. There is no assurance that the Company will not be required to make future adjustments to the allowance for loan losses and reserve for unfunded loan commitments in response to changing economic conditions or regulatory examinations.

Total deposits increased $102.2 million, or 5.8 percent, for the six month period ended June 30, 2004 to $1,877.3 million from $1,775.0 at December 31, 2003. The total deposit increase resulted from net increases in municipal deposits of $36.7 million, retail and commercial deposits of $40.5 million, and brokered deposits of $25.0 million. The retail and commercial deposit increase includes $23.9 million assumed as part of the Reliance Bank acquisition.

As of June 30, 2004, municipal money market, NOW, demand, and savings deposits increased $31.6 million, $20.0 million, $0.9 million, and $0.9 million, respectively, as compared to December 31, 2003. The increases reflect higher deposit levels and a greater number of municipal customers. The increase in total municipal deposits was partially offset by a decrease in municipal time deposits of $16.7 million at June 30, 2004, compared to December 31, 2003. The decrease was due to municipalities' decision to place funds in short-term liquid accounts at competitive rates.

The increase in retail, commercial, and brokered deposits at June 30, 2004 was due to increases in time, demand, NOW, and money market deposits of $37.0 million, $23.9 million, $18.9 million, and $7.3 million, respectively, compared to December 31, 2003. The increase was partially offset by a decrease in retail and commercial savings deposits of $21.6 million, as compared to December 31, 2003. The increase in retail and commercial time deposits at June 30, 2004 includes increases in IRA and KEOGH deposits of $4.3 million, and decreases in time deposits under and over $100,000 of $2.0 million and $3.5 million, respectively, compared to December 31, 2003. The increase in retail and commercial time deposits was due to $13.2 million assumed from Reliance Bank and the acquisition of medium-term brokered deposits of $25.0 million, which was a result of securing longer-term funds, partially offset by customers moving deposits to short-term liquid accounts to better react to a rising interest rate environment. Retail and commercial demand, NOW, and money market deposits also increased from the Bank expanding and adding relationships in its existing and contiguous markets, as well as from the assumption of $4.9 million in retail and commercial demand deposits from Reliance Bank. Retail and commercial savings deposits decreased due to customers seeking more competitive products as a result of lower yields offered during this period of low interest rates, partially offset by $5.8 million of savings deposits assumed from Reliance Bank.

U.S.B. HOLDING CO., INC.
ITEM 2.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

During the six months ended June 30, 2004, the Bank decreased its net borrowings $42.7 million. The borrowings were primarily used to provide funding for the securities portfolio, including investment in FHLB stock, which decreased $34.3 million during the six months ended June 30, 2004 due to security maturities, principal payments, and sales. Short-term borrowings provide management with the ability to react to changes in levels of earning assets. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity decreased to $161.3 million at June 30, 2004 from the December 31, 2003 balance of $168.3 million, a decrease of 4.1 percent. The decrease primarily results from: common stock dividends paid of $4.3 million, treasury stock transactions of $6.4 million; and a decrease in other comprehensive income of $13.4 million; partially offset by $14.4 million of net income for the six month period ended June 30, 2004; $2.6 million of stock options exercised; and $0.2 million of shares committed to be released under benefit plans.

The Company's leverage ratio at June 30, 2004 was 7.89 percent, compared to 7.54 percent at December 31, 2003. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 13.25 percent and 14.15 percent at June 30, 2004, and 12.80 percent and 13.70 percent at December 31, 2003, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at June 30, 2004 and December 31, 2003. The increase in the Company's capital ratios are due to the increase in stockholder's equity, excluding accumulated other comprehensive loss, for the six months ended June 30, 2004, as well as the issuance of $10 million of capital securities (see Note 10 to the condensed consolidated financial statements (unaudited)).

RESULTS OF OPERATIONS
Earnings

Net income for the six months ended June 30, 2004 was $14.4 million compared to $16.3 million for the six months ended June 30, 2003, a decrease of 11.7 percent. The decrease in net income results from a significant decline of $7.2 million in security gains compared to the prior year period. Diluted earnings per common share were $0.71 for the six months ended June 30, 2004 compared to $0.82 per common share in the prior year period, a decrease of 13.4 percent. The Company's net income for the six months ended June 30, 2004 resulted in a 16.92 percent return on average common stockholders' equity and a 0.99 percent return on average total assets as compared to 20.27 percent and 1.29 percent, respectively, for the six months ended June 30, 2003.

U.S.B. HOLDING CO., INC.
ITEM 2.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

For the three months ended June 30, 2004, net income was $7.0 million compared to $8.7 million for the three months ended June 30, 2003, a decrease of 19.0 percent. The decrease in net income for the quarter reflects a significant decline of $5.3 million in security gains, as compared to the prior year. Diluted earnings per common share for the quarter ended June 30, 2004 was $0.35 compared to $0.43 in the 2003 period, a decrease of 18.6 percent. The Company's second quarter 2004 net income resulted in a 16.70 percent return on average common stockholders' equity and a 0.95 percent return on average total assets, as compared to 21.30 percent and 1.36 percent, respectively, for the prior year period.

The decrease in the net income and diluted earnings per common share for the six months and three months ended June 30, 2004 compared to the prior year periods is due to a significant decrease in security gains from $8.4 million and $5.4 million from sales of available for sale securities in the 2003 periods compared to security gains of $1.2 million and $0.1 million, respectively, in the current year periods. The security gains for the six and three months ended June 30, 2003 resulted in an increase in net income, after the effect of income taxes and incentive compensation, of $4.6 million and $2.9 million, compared to $0.7 million and $0.1 million for the 2004 periods, respectively. Although net income decreased in both 2004 periods as a result of these significantly lower security gains, net interest income and non-interest income increased at a notable rate, the provision for credit losses decreased due to improved credit quality, and the effective rate for the provision for income taxes also decreased, while operating expenses increased to support the Company's growth.

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and six month periods ended June 30, 2004, net interest income increased 14.9 percent and 13.0 percent to $21.8 million and $42.1 million from $19.0 million and $37.3 million for the three and six month periods ended June 30, 2003, respectively. Net interest income increased in the current periods due to increases in the volume of earning assets, partially offset by decreases in both the net interest spread and margin on a tax equivalent basis.

The increase in the net interest income for the three and six months ended June 30, 2004 was primarily due to an increase in average earning assets of 16.6 percent to $2.84 billion and 16.6 percent to $2.80 billion from $2.44 billion and $2.40 billion, respectively. The growth was a result of increases primarily in average net loans of $120.9 million (8.8 percent) and $106.0 million (7.8 percent), and average securities of $334.8 million (34.1 percent) and $325.6 million (33.6 percent) for the three and six months ended June 30, 2004, respectively, as compared to the prior year periods. Average interest bearing liabilities also increased $359.2 million (17.3 percent) and $382.7 million (18.9 percent) for the three and six months ended June 30, 2004, respectively, as compared to the prior year periods. The increase substantially funded the growth in earning assets. The increase in average interest bearing liabilities was primarily due to increases in average interest bearing deposits of $154.7 million (11.0 percent) and $180.1 million (13.1 percent), and borrowings of $192.6 million (31.2 percent) and $195.5 million (32.5 percent), respectively, for the three and six month periods ended June 30, 2004, as compared to the prior year periods.

U.S.B. HOLDING CO., INC.
ITEM 2.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

The increase in the net interest income related to volume was partially offset by a decrease in the net interest margin and net interest spread on a tax equivalent basis. The net interest margin on a tax equivalent basis decreased to
3.15 percent and 3.09 percent for the three and six months ended June 30, 2004, as compared to 3.20 percent and 3.19 percent for the comparable 2003 periods. The net interest spread on a tax equivalent basis decreased to 3.09 percent and
3.02 percent for the three and six months ended June 30, 2004, as compared to
3.12 percent and 3.08 percent for the comparable 2003 periods.

The decrease in the net interest margin on a tax equivalent basis was primarily due to a greater reduction in tax equivalent yields on average earning assets, as compared to interest bearing liabilities, to 5.15 percent and 5.09 percent for the three and six months ended June 30, 2004, as compared to 5.42 percent and 5.41 percent for the comparable 2003 periods, respectively. The decrease in yields on earning assets for the three and six months ended June 30, 2004, as compared to the 2003 periods, primarily consisted of a decrease in yields on net loans from 6.33 percent for both 2003 periods to 5.91 percent and 5.93 percent, and average securities from 4.49 percent and 4.40 percent to 4.35 percent and
4.24 percent, respectively.

The yields on interest bearing liabilities for the three and six months ended June 30, 2004 decreased to 2.06 percent and 2.07 percent from 2.30 percent and
2.33 percent for the 2003 comparable periods. The decrease in yields on interest bearing liabilities for the three and six months ended, as compared to the 2003 comparable periods, was primarily due to decreases in yields on interest bearing deposits from 1.74 percent and 1.76 percent to 1.52 percent and 1.54 percent, and yields on borrowings from 4.22 percent and 4.31 percent to 3.60 percent to
3.59 percent, respectively.

Although the net interest margin and net interest spread on a tax equivalent basis has narrowed in 2004 compared to 2003, the net interest margin is positioned to increase if short-term interest rates continue to increase. This is due to the asset sensitivity position of the Company's balance sheet, primarily from significant investments in floating rate securities and commercial loans, which reprice based on spreads over LIBOR and the prime rate. If interest rates were to decline, or if prepayments of loans and securities accelerated, the Company's net interest income would be negatively effected. Management continues to use its strong capital position to prudently leverage the balance sheet by purchasing government securities funded by borrowings. Although the leverage strategy results in narrower net interest spreads, the strategy increases net interest income without significant credit risk or increase in operating expenses. Management will continue to evaluate and manage the effect of the changing interest rate environment on the Company's present and future operations, while continuing to competitively price its products and services throughout the markets it serves.

Management also realizes gains on available-for-sale securities when market conditions warrant. Security gains decreased $7.2 million to $1.2 million for the six months ended June 30, 2004 compared to $8.4 million for the similar 2003 period. During the first six months of 2004, approximately $104.2 million of available for sale mortgage-backed investment securities were sold to restructure and enhance the yield of the security portfolio by reinvesting sale proceeds in a combination of fixed rate callable U.S. government agencies and mortgage-backed securities. The gains for the 2003 period on sales of available for sale securities were significantly higher, primarily as a result of the larger dollar amount of securities sold ($414.7 million) at higher premiums in that period, especially on securities that would have otherwise been prepaid at par. Management will continue to evaluate the effect of the changing interest rate environment on the Company's security portfolio.

U.S.B. HOLDING CO., INC.
ITEM 2.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Provision for Credit Losses

The provision for credit losses decreased $1.0 million to $0.3 million and $1.1 million to $0.6 million for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. The decrease in the provision for the three and six month 2004 periods was primarily attributable to an improvement in credit quality of the loan portfolio and a significant decrease in provisions related to one non-performing real estate construction loan, as compared to the three and six months ended June 30, 2003. The Company's non-performing assets to total assets decreased to 0.14 percent at June 30, 2004 from 0.28 percent at June 30, 2003. During the three and six months ended June 30, 2004, net (recoveries) charge-offs totaled ($7,000) and $135,000, as compared to $1.7 million for both 2003 periods, respectively. The six months ended June 30, 2004 and 2003 net charge-offs primarily resulted from the partial charge- off of a real estate construction loan on nonaccrual status.

Nonaccrual loans were $4.0 million and $7.6 million at June 30, 2004 and 2003 compared to $6.1 million at December 31, 2003. Total nonaccrual loans at June 30, 2004 primarily consisted of a real estate construction loan that was $5.5 million at December 31, 2003, reduced to $3.7 million at June 30, 2004 due to principal paydowns and a $0.2 million charge-off.

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

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment and industry, geographic and customer concentrations in the loan portfolio, and review of historical loss experience. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance is considered appropriate to absorb losses inherent in the credit portfolio at June 30, 2004.

A substantial portion (88.9 percent at June 30, 2004) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for credit losses established in 2004 and 2003 and the related allowance for loan losses reflects net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

U.S.B. HOLDING CO., INC.
ITEM 2.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Non-Interest Income

Non-interest income decreased for the three months ended June 30, 2004 by $5.1 million to $2.1 million compared to the 2003 comparable period. The decrease reflects security gains of $0.1 million for the 2004 period compared to $5.4 million for 2003. The decrease was partially offset by an increase in service charges on deposit accounts ($0.2 million). For the six month period ended June 30, 2004, non-interest income decreased by $6.9 million to $5.0 million from $11.9 million for the 2003 comparable period. The decrease is primarily due to decreases in security gains of $7.2 million from $8.4 million in 2003 to $1.2 million for the six months ended 2004. The decrease was partially offset by increases in service charges on deposit accounts ($0.3 million).

Non-Interest Expenses

Non-interest expenses increased $1.3 million (10.9 percent) to $12.8 million and $2.4 million (10.9 percent) to $24.8 million for the three and six month periods ended June 30, 2004 from the comparable periods in 2003, respectively. The primary reason for these increases results from higher levels of salaries and benefits, occupancy expenses, advertising and business development, professional fees, communications expense, and amortization of intangibles.

Salaries and employee benefits, the largest component of non-interest expense, increased by $0.9 million, or 12.8 percent, and $1.7 million, or 12.7 percent, during the three and six month periods ended June 30, 2004 compared to the prior year periods. The increase occurred due to additional personnel employed by the Company primarily to accommodate the increases in deposits and loans and their related services, including the acquisition of Reliance Bank. In addition, salaries and employee benefits increased due to additional expenses related to medical plans, payroll taxes, overtime, and a decrease in the deferral of loan origination expenses. Increases in salaries and employee benefits expense were partially offset by a decrease in expenses related to bonus plan compensation for the 2004 periods, as compared to prior year periods.

Changes in the other components of non-interest expense for the three and six month periods ended June 30, 2004, respectively, compared to the prior year periods, were primarily due to the following:

o Increase of $215,000 (12.5 percent) and $404,000 (11.8 percent) in occupancy and equipment expense. The increase in both periods is primarily due to an increase from higher depreciation expense and other occupancy related costs associated with new branch locations and investments in technology.

U.S.B. HOLDING CO., INC.
ITEM 2.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

o Increase of $38,000 (4.9 percent) and $145,000 (10.9 percent) in advertising and business development. The increase reflects an increase in marketing expense that includes television advertising to support increases in market share in existing and new markets, as well as additional costs to expand customer relationships.

o Increase of $81,000 (21.5 percent) and $149,000 (20.8 percent) in professional fees. The increase is due to higher legal fees related to a non-performing real estate construction loan, costs related to compliance with the Sarbanes-Oxley Act of 2002, and fees related to strategic analysis and tax planning.

o Increase of $22,000 (7.4 percent) and $71,000 (11.7 percent) in communications expense. The increase relates to higher costs from additional data lines to support the Bank's communications infrastructure at branch locations and the corporate headquarters.

o Increase of $25,000 (9.8 percent) and $37,000 (7.3 percent) in amortization of intangibles. The increase reflects amortization of an additional intangible asset acquired from the acquisition of Reliance Bank in the first quarter of 2004.

o Increase of $21,000 (2.1 percent) and a decrease of $69,000 (3.5 percent) in other expenses. The increase for the three month period was due to fees related to the security assessment of the Bank's computer systems. The decrease for the six month period was due to a decrease in credit card operations expense related to a reduction in the liability for potential redemption of scorecard award points.

Income Taxes

The effective income tax rates for the three and six month periods ended June 30, 2004 were 34.6 percent and 33.9 percent compared to 34.7 percent and 35.2 percent, respectively, for the prior periods in 2003. The lower effective income tax rate for the 2004 periods reflects lower state income taxes.

U.S.B. HOLDING CO., INC.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK


Quantitative and qualitative disclosures about market risk at December 31, 2003 were reported in the Company's 2003 Annual Report to Stockholders. There have been no material changes in the Company's market risk exposures at June 30, 2004 compared to December 31, 2003. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not been party to any derivative financial instruments during the six months ended June 30, 2004.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at June 30, 2004 as compared to December 31, 2003. The Company's "Static Gap" at June 30, 2004 was a positive cumulative $254.3 million in the one year time frame compared to a positive cumulative $305.0 million at December 31, 2003. If interest rates were to gradually increase 200 basis points or decrease 50 basis points (normally 200 basis points during periods of higher interest rates) from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company's policy limit of not changing by more than 5.0 percent.

U.S.B. HOLDING CO., INC.

ITEM 4.   CONTROLS AND PROCEDURES



The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's chief executive officer and chief financial officer as of June 30, 2004, prior to the filing of this Quarterly Report on Form 10-Q. The chief executive officer and chief financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms. There was no change to the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER
          PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to purchases made by the Company of its common stock during the six months ended June 30, 2004.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     (1)Maximum
                                                                                               Total Number           Number of
                                                                                                  of Shares         Shares that
                                                                                               Purchased as          may yet be
                                                           Total Number           Average  Part of Publicly           Purchased
                                                              of Shares        Price Paid         Announced           Under the
2004 Periods                                                  Purchased         Per Share          Programs            Programs
------------                                               ------------        ----------  ----------------         -----------
January 1 to January 31                                           5,186          $   19.32              N/A             300,000
February 1 to February 29                                         4,112          $   22.99              N/A             300,000
March 1 to March 31                                               4,097          $   24.40              N/A             300,000
April 1 to April 30                                                  --                 --              N/A             300,000
May 1 to May 31                                                 236,376          $   21.51          173,200             126,800
June 1 to June 30                                                50,000          $   21.21           50,000              76,800
                                                           ------------        ----------  ----------------         -----------
Total                                                           299,771          $   21.48          223,200              76,800
                                                           ============        ==========  ================         ===========

Common stock purchased reflected in the above table are the result of acquisitions of treasury stock related to treasury stock purchases under the Company's Treasury Stock Repurchase Plan and the exercise of stock options during the six months ended June 30, 2004.

   (1) The Company announced a common stock repurchase plan of up to 300,000 shares on December 17, 2003 to expire on December 31, 2004.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 27, 2004 for the purpose of considering and voting upon the following matters:

I. Election of two directors, Messrs. Edward T. Lutz and Howard V. Ruderman, constituting Class I members of the Board of Directors, to a three-year term of office.

The results of votes for each of the items above were as follows:

                                     ITEM 1
                              ----------------------------
    Votes:                    For                 Withheld
    ------                    ---                 --------
    Edward T. Lutz            17,772,755          440,361
    Howard V. Ruderman        17,966,716          246,400

The names of each other director whose term of office as a director continued after the meetings are as follows: Thomas E. Hales, Kevin J. Plunkett, Raymond
J. Crotty, Steven T. Sabatini, Kenneth J. Torsoe, and Michael H. Fury.

II. The appointment of the Company's independent auditors, Deloitte & Touche, LLP, for the audit of the Company's consolidated financial statements for the year ending December 31, 2004 was ratified with 18,059,542 shares voting for, 138,134 voting against, and 15,440 abstaining.

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

(4)(i) Amended and Restated Declaration of Trust of USB Statutory Trust III, (incorporated herein by reference to Registrant's 2002 Second Quarter Form 10-Q, Exhibit (4)(i)).

-------------------------------------------------

(10)(a) Agreement of Employment dated as of November 16, 2003 between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit (10)(a)).

(10)(b) Agreement of Employment dated as of July 28, 2004, between the Company and the Bank and Raymond J. Crotty.*

(10)(c) Agreement of Employment dated as of July 28, 2004, between the Company and the Bank and Steven T. Sabatini.*

(10)(d) Registrant's 1993 Incentive Stock Option Plan (incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 ("1999 Third Quarter 10-Q"), Exhibit
         (10)(e)).

(10)(e) Registrant's U.S.B. Holding Co., Inc. Employee Stock Ownership Plan (With 401(k) Provisions) (incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"), Exhibit (10)(g)).

(10)(f) Registrant's Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference from Registrant's Form S-3 Registration Statement (file No. 33-72788).

(10)(g) Registrant's Director Stock Option Plan (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(f)).

(10)(h) Registrant's 1998 Director Stock Option Plan (incorporated herein by reference to Registrant's Form S-8 Registration Statement, filed June 5, 1998, Exhibit (10)(d)).

(10)(i) Registrant's Key Employees' Supplemental Investment Plan, as amended July 1, 1997 and September 1, 1998 (incorporated herein by reference to the Plan's Annual Report on Form 11-K for the year ended December 31, 1998, Exhibit (10)(j)).

(10)(j)  Registrant's Key Employees' Supplemental Diversified
         Investment Plan dated September 1, 1998 (incorporated herein by reference to the Plan's Annual Report on Form 11-K for the year ended December 31, 1998, Exhibit (10)(k)).

(10)(k) Registrant's 1997 Employee Stock Option Plan (incorporated herein by reference to Registrant's Proxy Statement filed April 18, 1997).

(10)(l) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Employee Stock Option Plan") (incorporated herein by reference to Exhibit B to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1996 Annual Meeting of Shareholders ("Tappan Zee 1996 Proxy Statement")).

(10)(m)  Amendment No. 1 to the Employee Stock Option Plan
         (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("Tappan Zee 1997 10-K"), Exhibit 10.1.1).

-------------------------------------------------

(10)(n)  Amendment No. 2 to the Employee Stock Option Plan
         (incorporated herein by reference to Exhibit A to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1997 Annual Meeting of Shareholders ("Tappan Zee 1997 Proxy Statement")).

(10)(o) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors ("Outside Director Option Plan") (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

(10)(p)  Amendment No. 1 to the Outside Director Option Plan
         (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).

(10)(q)  Amendment No. 2 to the Outside Director Option Plan
         (incorporated herein by reference to Exhibit B to the Tappan Zee 1997 Proxy Statement).

(10)(r) Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee Financial, Inc. and Certain Affiliates
         (incorporated herein by reference to the Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Exhibit 10.7).

(10)(s) Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1 (file No. 33-94128), filed on June 30, 1995, as amended, Exhibit 10.7).

(10)(t) Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc. and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

(10)(u) Registrant's Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999 and as amended March 20, 2002 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, (Exhibit (10)(w)).

(10)(v) Asset Purchase and account Assumption Agreement by and between Union State Bank and La Jolla bank dated May 25, 2000
         (incorporated herein by reference to the Registrant's
         Quarterly Report on Form 10-Q for the six months ended June 30, 2000, Exhibit (10)(00)).

(10)(w) U.S.B. Holding Co., Inc. Severance Plan dated January 30, 2002 (incorporated herein by reference from Registrant's 2001 10-K, Exhibit (10)(y)).

(10)(x) Asset Purchase and Liability Assumption Agreement dated as of June 14, 2002, by and between Union State Bank and Fourth Federal Savings Bank, (incorporated herein by reference to Registrant's 2002 Second Quarter Form 10-Q, Exhibit (10)(z)).

-------------------------------------------------

(10)(y) U.S.B. Holding Co., Inc. Executive Incentive Bonus Plan as amended February 24, 1999 (incorporated herein by reference to Registrant's Proxy Statement filed April 27, 1999).

(10)(z) Amendment No. 2 to the Key Employees' Supplemental Investment Plan dated September 1, 2003 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 ("2003 Third Quarter 10-Q"), Exhibit
         (10)(ab)).

(10)(aa) Amendment No. 1 to the Key Employees' Diversified Investment Plan dated September 1, 2003 (incorporated by reference to the Registrant's 2003 Third Quarter 10-Q, Exhibit (10)(ab)).


(10)(ab) Amended and Restated Declaration of Trust of Union State Statutory Trust IV dated March 25, 2004 (incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004 ("2004 First Quarter 10-Q"), Exhibit (10)(ad)).

(10)(ac) Indenture dated March 25, 2004 between Registrant and
         Wilmington Trust Company, as Trustee (incorporated by reference to the Registrant's 2004 First Quarter 10-Q, Exhibit
         (10)(ae)).

(10)(ad) Guarantee Agreement dated March 24, 2004 by and between Registrant and Wilmington Trust Company, as Trustee for the holders of Capital Securities of Union State Bank Statutory Trust IV (incorporated by reference to the Registrant's 2004 First Quarter 10-Q, Exhibit (10)(af)).

(10)(ae) Purchase and Assumption Agreement among the Federal Deposit Insurance Corporation, Receiver of Reliance Bank, White Plains, New York and Union State Bank, Nanuet, New York dated as of March 19, 2004 (incorporated by reference to the Registrant's 2004 First Quarter 10-Q, Exhibit (10)(ag)).

(10)(af) Loan Sale Agreement by and between the Federal Deposit
         Insurance corporation in its Receivership Capacity and Union State Bank, Nanuet, New York (incorporated by reference to the Registrant's 2004 First Quarter 10-Q, Exhibit (10)(ah)).

(14)(a) Business Code of Conduct (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit (14)(a)).

(14)(b) Code of Ethics applicable to Financial Officers and the Chief Executive Officer (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit (14)(b)).

(31.1) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

-------------------------------------------------

(32) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


*Filed Herewith.

(B)      Reports on Form 8-K

         The Company filed a report on Form 8-K on April 30, 2004 regarding the three months ended March 31, 2004 earnings. Selected Company financial information was included in such Form 8-K.

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 6, 2004.

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