Form 10-Q
period 2004-09-30
USB HOLDING CO INC
filed 2004-11-09
CIK 707805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

      |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 2004, or

      |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ____________ to _____________

            Commission file Number              1-12811
                                 ---------------------------------------

                            U.S.B. HOLDING CO., INC.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                          36-3197969
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK                     10962
-----------------------------------------              ------------------
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

                      YES      X        NO
                          -------------   --------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      YES      X        NO
                          -------------   --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  NUMBER OF SHARES
                 CLASS                     OUTSTANDING AT NOVEMBER 2, 2004
                 -----                     -------------------------------

        Common stock, par value                     20,339,686
            $0.01 per share

                            U.S.B. HOLDING CO., INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        CONDENSED CONSOLIDATED STATEMENTS OF
        CONDITION AS OF SEPTEMBER 30, 2004 AND
        DECEMBER 31, 2003.                                                  1

        CONDENSED CONSOLIDATED STATEMENTS OF
        INCOME FOR THE THREE MONTHS ENDED
        SEPTEMBER 30, 2004 AND 2003.                                        2

        CONDENSED CONSOLIDATED STATEMENTS OF
        INCOME FOR THE NINE MONTHS ENDED
        SEPTEMBER 30, 2004 AND 2003.                                        3

        CONDENSED CONSOLIDATED STATEMENTS OF
        CASH FLOWS FOR THE NINE MONTHS ENDED
        SEPTEMBER 30, 2004 AND 2003.                                        4

        CONDENSED CONSOLIDATED STATEMENTS OF
        CHANGES IN STOCKHOLDERS' EQUITY FOR
        THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.                  5

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS. 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                     19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK.                                                 29

ITEM 4. CONTROLS AND PROCEDURES                                            30

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
        AND USE OF PROCEEDS                                                31

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                  32

        SIGNATURES                                                         36

ITEM 1. PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
================================================================================

                                                                                 (000's, except share data)
                                                                                September 30,    December 31,
ASSETS                                                                                   2004            2003
-------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                           $   127,286     $    57,451
Federal funds sold                                                                     29,000          10,000
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                             156,286          67,451
Interest bearing deposits in other banks                                                  349              25
Securities:
     Available for sale (at estimated fair value)                                     901,619       1,081,380
     Held to maturity (estimated fair value of $513,179 in 2004
       and $240,752 in 2003)                                                          503,612         237,998
Loans, net of allowance for loan losses of $15,134 in 2004 and $14,757 in 2003      1,472,465       1,433,923
Premises and equipment, net                                                            15,933          15,353
Accrued interest receivable                                                            13,281          15,721
Federal Home Loan Bank of New York stock                                               46,757          30,594
Other assets                                                                           28,630          24,017
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $ 3,138,932     $ 2,906,462
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
Liabilities:
Non-interest bearing deposits                                                     $   403,713     $   296,133
Interest bearing deposits:
     NOW accounts                                                                     234,446         133,382
     Money market accounts                                                            216,884         195,510
     Savings deposits                                                                 416,567         436,561
     Time deposits                                                                    724,827         713,463
-------------------------------------------------------------------------------------------------------------
Total deposits                                                                      1,996,437       1,775,049
Accrued interest payable                                                                5,898           6,599
Accrued expenses and other liabilities                                                 14,755          11,340
Securities sold under agreements to repurchase                                        797,651         788,632
Federal Home Loan Bank of New York advances                                            83,134         104,873
Subordinated debt issued in connection with Corporation-Obligated
         mandatory redeemable capital securities of subsidiary trusts                  61,858          51,548
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   2,959,733       2,738,041
-------------------------------------------------------------------------------------------------------------
Minority-interest junior preferred stock of consolidated subsidiary                       128             128
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value
Authorized shares: 10,000,000; no shares outstanding in 2004 and 2003                      --              --
Common stock, $0.01 par value; authorized shares 50,000,000;
      issued shares of 22,004,107 in 2004, and 20,924,504 in 2003                         220             209
Additional paid-in capital                                                            184,049         159,628
Retained earnings                                                                      22,828          31,655
Treasury stock at cost, common shares 1,679,646 in 2004 and 1,436,714 in 2003         (23,155)        (18,225)
Common stock held for benefit plans                                                    (2,515)         (2,491)
Deferred compensation obligation                                                        2,448           2,327

Accumulated other comprehensive loss                                                   (4,804)         (4,810)
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            179,071         168,293
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 3,138,932     $ 2,906,462
=============================================================================================================

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
================================================================================

                                                       (000's, except share data)
                                                               Three Months Ended
                                                                    September 30,
---------------------------------------------------------------------------------
                                                                  2004       2003
---------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                     $22,334    $21,708
Interest on federal funds sold                                      89        247
Interest and dividends on securities:
      U.S. government agencies                                   9,632      6,950
      Mortgage-backed securities                                 3,579      2,761
      Obligations of states and political subdivisions             872        813
      Corporate and other                                           31          4
Dividends on Federal Home Loan Bank of New York stock              213        388
---------------------------------------------------------------------------------
Total interest income                                           36,750     32,871
---------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits                                             5,928      5,928
Interest on borrowings                                           7,301      6,856
Interest on subordinated debt issued in connection with/and
          Corporation - Obligated mandatory redeemable
          capital securities of subsidiary trusts                1,029        857
---------------------------------------------------------------------------------
Total interest expense                                          14,258     13,641
---------------------------------------------------------------------------------

NET INTEREST INCOME                                             22,492     19,230
Provision for credit losses                                        110        391
---------------------------------------------------------------------------------
Net interest income after provision for credit losses           22,382     18,839
---------------------------------------------------------------------------------

NON-INTEREST INCOME:
Service charges and fees                                         1,038      1,047
Other income                                                       970      1,091
---------------------------------------------------------------------------------
Total non-interest income                                        2,008      2,138
---------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                   7,554      6,774
Occupancy and equipment                                          2,049      1,707
Advertising and business development                               620        590
Professional fees                                                  875        364
Communications                                                     424        300
Stationery and printing                                            148        217
FDIC insurance                                                      70         67
Amortization of intangibles                                        290        253
Other expense                                                    1,005        855
---------------------------------------------------------------------------------
Total non-interest expenses                                     13,035     11,127
---------------------------------------------------------------------------------
Income before income taxes                                      11,355      9,850
Provision for income taxes                                       3,836      3,564
---------------------------------------------------------------------------------
NET INCOME                                                     $ 7,519    $ 6,286
=================================================================================

BASIC EARNINGS PER COMMON SHARE                                $  0.37    $  0.31
=================================================================================

DILUTED EARNINGS PER COMMON SHARE                              $  0.35    $  0.30
=================================================================================

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
================================================================================

                                                                                      (000's, except share data)
                                                                                            Nine Months Ended
                                                                                                September 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                          2004            2003
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                                            $ 65,982        $ 64,832
Interest on federal funds sold                                                             237             605
Interest and dividends on securities:
      U.S. government agencies                                                          27,999          15,727
      Mortgage-backed securities                                                         9,609          12,015
      Obligations of states and political subdivisions                                   2,643           2,482
      Corporate and other                                                                   91               8
Dividends on Federal Home Loan Bank of New York stock                                      465           1,106
-------------------------------------------------------------------------------------------------------------------
Total interest income                                                                  107,026          96,775
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits                                                                    17,904          17,922
Interest on borrowings                                                                  21,604          19,749
Interest on subordinated debt issued in connection with/and
          Corporation - Obligated mandatory redeemable
          capital securities of subsidiary trusts                                        2,892           2,586
-------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                  42,400          40,257
-------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                     64,626          56,518
Provision for credit losses                                                                664           2,063
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                                   63,962          54,455
-------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
Service charges and fees                                                                 3,206           2,887
Other income                                                                             2,645           2,812
Gains on securities transactions                                                         1,197           8,383
-------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                                7,048          14,082
-------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                                          22,571          20,097
Occupancy and equipment                                                                  5,863           5,117
Advertising and business development                                                     2,099           1,924
Professional fees                                                                        1,739           1,079
Communications                                                                           1,104             909
Stationery and printing                                                                    532             601
FDIC insurance                                                                             220             208
Amortization of intangibles                                                                835             761
Other expense                                                                            2,900           2,819
-------------------------------------------------------------------------------------------------------------------
Total non-interest expenses                                                             37,863          33,515
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                              33,147          35,022
Provision for income taxes                                                              11,234          12,426
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                            $ 21,913        $ 22,596
===================================================================================================================

BASIC EARNINGS PER COMMON SHARE                                                        $  1.07         $  1.10
===================================================================================================================

DILUTED EARNINGS PER COMMON SHARE                                                      $  1.03         $  1.08
===================================================================================================================

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                                                               (000's)
                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                           2004        2003
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                          $    21,913     $    22,596
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for credit losses                                                                            664           2,063
     Depreciation and amortization                                                                        2,567           2,319
     Amortization of  (discounts) premiums on securities - net                                             (519)            891
     Deferred income tax benefit, net                                                                    (2,581)         (2,685)
     Gains on securities transactions                                                                    (1,197)         (8,383)
Non-cash benefit plan expense                                                                               377             313
Decrease (increase) in accrued interest receivable                                                        2,483            (832)
Decrease in accrued interest payable                                                                       (721)            (32)
Other - net                                                                                               2,754           1,712
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                25,740          17,962
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                                    105,418         423,073
Proceeds from principal paydowns, redemptions and maturities of:
     Securities available for sale                                                                      505,846         373,271
     Securities held to maturity                                                                         84,533         178,599
Purchases of securities available for sale                                                             (726,635)     (1,328,955)
Purchases of securities held to maturity                                                                (52,598)        (89,950)
Net purchases of Federal Home Loan Bank of New York stock                                               (16,163)        (10,525)
Net liabilities assumed in Reliance Bank acquisition                                                     10,697              --
Net increase in interest bearing deposits in other banks                                                   (299)            (12)
Net increase in loans outstanding                                                                       (28,319)        (88,473)
Purchases of premises and equipment - net                                                                (2,237)         (3,570)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                                 (119,757)       (546,542)
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits, NOW, money market and savings accounts                   199,370         275,877
Net (decrease) increase in time deposits, net of withdrawals and maturities                              (1,895)         60,893
Net (decrease) increase in securities sold under agreements to repurchase - short-term                  (15,981)        149,275
Repayment of Federal Home Loan Bank of New York advances - short-term                                   (10,500)             --
Proceeds from securities sold under agreements to repurchase - long-term                                 75,000         115,000
Repayment of securities sold under agreements to repurchase - long term                                 (50,000)             --
Repayment of Federal Home Loan Bank of New York advances - long term                                    (11,239)         (2,503)
Net proceeds from issuance of subordinated debt issued in connection with
     Corporation-Obligated mandatory redeemable capital securities of subsidiary trusts                   9,975              --
Redemption of junior preferred stock of consolidated subsidiary, net                                         --              (1)
Cash dividends paid                                                                                      (6,935)         (5,684)
Proceeds from exercise of common stock options                                                              523           1,382
Purchases of treasury stock                                                                              (5,466)         (4,223)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                           $   182,852     $   590,016
-------------------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                                               $    88,835     $    61,436
Cash and Cash Equivalents, Beginning of Period                                                           67,451          90,801
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                                            $   156,286     $   152,237
===============================================================================================================================
Supplemental Disclosures:
-------------------------------------------------------------------------------------------------------------------------------
     Interest paid                                                                                  $   (43,121)    $   (40,289)
-------------------------------------------------------------------------------------------------------------------------------
     Income tax payments                                                                            $   (15,058)    $   (15,016)
-------------------------------------------------------------------------------------------------------------------------------
     Purchase of available for sale securities not yet settled, including interest receivable       $       884     $   102,431
-------------------------------------------------------------------------------------------------------------------------------
     Payment for available for sale securities not yet settled at beginning of period, including
     interest receivable                                                                            $        --     $  (263,090)
-------------------------------------------------------------------------------------------------------------------------------
     Payment for held to maturity securities not yet settled at beginning of period, including
     interest receivable                                                                            $      (924)    $        --
-------------------------------------------------------------------------------------------------------------------------------
     Transfer of available for sale securities to held to maturity securities at market value       $   298,312     $    46,941
-------------------------------------------------------------------------------------------------------------------------------
     Loans acquired in acquisition of Reliance Bank, including interest receivable                  $    10,869     $        --
-------------------------------------------------------------------------------------------------------------------------------
     Deposits assumed in acquisition of Reliance Bank, including interest payable                   $    23,933     $        --
-------------------------------------------------------------------------------------------------------------------------------
     Other assets (including intangibles) acquired in acquisition of Reliance Bank,
             net of other liabilities assumed                                                       $     2,367     $        --
-------------------------------------------------------------------------------------------------------------------------------
     Change in shares held in trust for deferred compensation                                       $      (121)    $      (425)
-------------------------------------------------------------------------------------------------------------------------------
     Change in deferred compensation obligation                                                     $       121     $       425
-------------------------------------------------------------------------------------------------------------------------------
     Change in accumulated other comprehensive loss                                                 $         6     $    (5,806)
-------------------------------------------------------------------------------------------------------------------------------
     Non cash exercise of stock options and related tax benefit                                     $     2,061     $     1,333
-------------------------------------------------------------------------------------------------------------------------------
     Non cash purchases of treasury stock related to the exercise of stock options                  $    (1,600)    $      (873)
-------------------------------------------------------------------------------------------------------------------------------
     Issuance of treasury stock related to the exercise of stock options                            $     2,136     $     2,448
===============================================================================================================================

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

                            (000's except share data)
                   FOR THE NINE MONTHS ENDED SEPTEMER 30, 2004

------------------------------------------------------------------------------------------------------------------------------------
                                      Common    Common                                          Common                 Accumulated
                                       Stock     Stock  Additional                               Stock      Deferred          Other
                                      Shares       Par     Paid-In   Retained  Treasury       Held for  Compensation  Comprehensive
                                 Outstanding     Value     Capital   Earnings     Stock  Benefit Plans    Obligation           Loss
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2004        19,487,790    $  209    $159,628   $31,655   $(18,225)       $(2,491)     $  2,327       $(4,810)

Net Income                                                            21,913

Other comprehensive income:
   Net unrealized securities
     loss arising during the
     period, net of tax benefit
     of $98
                                                                                                                             (181)
   Reclassification adjustment
     of net loss for securities
     sold, net of tax benefit
     of $130                                                                                                                  187

   Other comprehensive income                                                                                                   6

Total comprehensive income

Five percent common stock
      Dividend                     1,055,985        10      23,795   (23,805)

Five percent common stock
     dividend on treasury stock      (88,325)

Cash dividends:
   Common ($0.34 per share)                                           (6,925)
   Junior preferred stock                                                (10)

Common stock options exercised
and related tax benefit              198,782         1         447                2,136

Purchases of treasury stock         (329,771)                                    (7,066)

ESOP shares committed to
   be released                                                 179                                  97

Deferred compensation
   obligation                                                                                     (121)          121
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004     20,324,461    $  220    $184,049  $ 22,828   $(23,155)       $(2,515)     $  2,448       $(4,804)
====================================================================================================================================
------------------------------------------------

                                          Total
                                  Stockholders'
                                         Equity
------------------------------------------------
Balance at January 1, 2004           $ 168,293

Net Income                              21,913

Other comprehensive income:
   Net unrealized securities
     loss arising during the
     period, net of tax benefit
     of $98
                                         (181)
   Reclassification adjustment
     of net loss for securities
     sold, net of tax benefit
     of $130                              187

   Other comprehensive income               6

Total comprehensive income             21,919

Five percent common stock
      Dividend                             --

Five percent common stock
     dividend on treasury stock            --

Cash dividends:
   Common ($0.34 per share)            (6,925)
   Junior preferred stock                 (10)

Common stock options exercised
and related tax benefit                 2,584

Purchases of treasury stock            (7,066)

ESOP shares committed to
   be released                             276

Deferred compensation
   obligation                               --
------------------------------------------------
Balance at September 30, 2004          $ 179,071
================================================

     See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

                           (000's, except share data)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

-----------------------------------------------------------------------------------------------------------------------
                                           Common  Common                                          Common
                                            Stock   Stock  Additional                               Stock     Deferred
                                           Shares     Par     Paid-In  Retained   Treasury       Held for Compensation
                                      Outstanding   Value     Capital  Earnings      Stock  Benefit Plans   Obligation
-----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003             18,501,580    $198   $ 140,054  $28,648   $(15,777)      $(1,691)       $1,398

Net Income                                                              22,596

Other comprehensive loss:
   Net unrealized securities
     loss arising during the
     period, net of tax benefit
     of $2,177
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $1,835



   Other comprehensive loss

Total comprehensive income

Five percent common stock
    dividend                              994,545      10      18,638  (18,663)

Five percent common stock
    dividend on treasury stock            (70,401)

Cash dividends:
   Common ($0.28 per share)                                             (5,659)
   Junior preferred stock                                                  (10)

Common stock options exercised
    and related tax benefit               304,934       1         266               2,448

Purchases of treasury stock              (310,791)                                 (5,096)

ESOP shares committed to
   be released                                                    119                                97

Deferred compensation
   obligation                                                                                      (425)          425
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003          19,419,867    $209    $159,077  $26,912   $(18,425)      $(2,019)       $1,823
=======================================================================================================================
---------------------------------------------------------------------
                                         Accumulated
                                               Other         Total
                                       Comprehensive Stockholders'
                                       Income (Loss)        Equity
---------------------------------------------------------------------
Balance at January 1, 2003                $  3,181      $ 156,011

Net Income                                                 22,596

Other comprehensive loss:
   Net unrealized securities
     loss arising during the
     period, net of tax benefit
     of $2,177                              (3,150)        (3,150)
   Reclassification adjustment
     of net gains for securities
     sold, net of taxes of $1,835

                                            (2,656)        (2,656)
                                            ------        -------
   Other comprehensive loss                 (5,806)        (5,806)
                                                           -------
Total comprehensive income                                 16,790

Five percent common stock
    dividend                                                  (15)

Five percent common stock
    dividend on treasury stock                                 --

Cash dividends:
   Common ($0.28 per share)                                (5,659)
   Junior preferred stock                                     (10)

Common stock options exercised
    and related tax benefit                                 2,715

Purchases of treasury stock                                (5,096)

ESOP shares committed to
   be released                                                216

Deferred compensation
   obligation                                                  --
---------------------------------------------------------------------
Balance at September 30, 2003            $  (2,625)       $ 164,952
=====================================================================

     See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    Principles of Consolidation

      The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the "Company"), Union State Bank (the "Bank"), including its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc., and USB Delaware Inc. (since the date of its incorporation September 12, 2003), including its wholly-owned subsidiary, TPNZ Preferred Funding Corporation ("TPNZ"), and Ad Con, Inc. As of and for the three and nine months ended September 30, 2004, the condensed consolidated financial statements also include the Company's subsidiary Trusts, Union State Capital Trust I, Union State Statutory Trust II, USB Statutory Trust III, and Union State Statutory Trust IV (collectively, the "Trusts"). As required by the Financial Accounting Standards Board's revision of Interpretation No. 46, "Consolidation of Variable Interest Entities, ("FIN 46R"), the Company has not consolidated the Trusts and recorded subordinated debt issued to the Trusts and the Company's investment in the common equity of the Trusts as of December 31, 2003. All significant intercompany accounts and transactions are eliminated in consolidation.

2.    Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of normal and recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2004, and its operations for the three and nine months ended September 30, 2004 and 2003, and its cash flows and changes in stockholders' equity for the nine months ended September 30, 2004 and 2003. For purposes of presenting the condensed consolidated financial statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

      The Company distributed a five percent common stock dividend on September 24, 2004 to stockholders of record on September 10, 2004. The weighted average common shares outstanding and per common share amounts have been adjusted to reflect all common stock dividends.

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

      Estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, the related provision for credit losses, and valuation allowance for net deferred tax assets. In connection with the determination of estimates related to real estate loans, management obtains independent appraisals for significant properties that collateralize loans with real estate.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3.    Reclassifications

      Certain reclassifications have been made to prior period accounts to conform to the current period's presentation.

4.    Pending Accounting Pronouncements

      Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), provides application guidance that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of EITF 03-1 has been deferred pending issuance of a final Financial Accounting Standards Board ("FASB") Staff Position. Management does not believe that adoption of the recognition and measurement guidance of EITF 03-1 will have an effect on the Company's consolidated financial statements given management's intent and ability to hold such investments until a forecasted recovery or maturity occurs.

5.    Acquisition of Reliance Bank

      As of the close of business on March 19, 2004, the Bank assumed approximately $23.9 million in deposits and acquired approximately $10.5 million of single-family residential mortgage loans, $10.7 million of cash and cash equivalents, $2.2 million of other assets, and $0.3 million in other loans in connection with the acquisition of Reliance Bank. The premium paid for the deposits assumed was $2.2 million, or 9.4 percent, and $0.2 million, or 1.6 percent, for the single-family residential loans acquired. Reliance Bank was closed by the New York Superintendent of Banks, which appointed the FDIC as Receiver. Reliance Bank, which operated as a one branch bank at 1200 Mamaroneck Avenue, White Plains, New York became a Union State Bank branch effective immediately after its closing.

      The assumption of deposits and acquisition of certain assets of Reliance Bank has been accounted for as a business combination in accordance with Statement of Financial Accounting Standards (SFAS") No.141, "Accounting for Business Combinations." Assets, time deposits, and other liabilities acquired have been recorded at their estimated fair values as of March 19, 2004, and a core deposit intangible of $0.7 million was recorded based on a core deposit valuation study. Goodwill of $1.5 million was also recorded. Both the core deposit intangible and goodwill are classified in other assets on the balance sheet. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the core deposit intangible will be amortized over an estimated average life of six years and the goodwill component will be tested for impairment annually at year end. The results of Reliance Bank operations related to the assets acquired and deposits assumed are included in the Company's statements of income from the date of its acquisition. Pro forma information as if the transaction occurred at the beginning of the period is not material.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

6.    Intangible Assets

      As of September 30, 2004 and December 31, 2003, the gross carrying amount and accumulated amortization of intangible assets acquired in connection with branch acquisitions were $9.0 million and $3.9 million, and $8.4 million and $3.1 million, respectively. The intangible amortization expense for the three month periods ended September 30, 2004 and 2003 were $0.3 million, and for the nine month periods ended September 30, 2004 and 2003 were $0.8 million, respectively. The annual amortization expense for the five succeeding fiscal years will be approximately $1.1 million.

7.    Accounting for Stock-Based Compensation

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

      The following table compares the Company's net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the three and nine months ended September 30, 2004 and 2003. The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options' vesting period.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

=====================================================================================================
                                                              (000's, except share data)
                                                          Three                        Nine
                                                       Months Ended                Months Ended
                                                 Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,

                                                      2004          2003           2004          2003
-----------------------------------------------------------------------------------------------------
Net income, as reported                             $7,519         $6,286       $21,913       $22,596

Less: preferred stock dividends                          -              -            10            10

Less: total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax
effects                                              1,183            705         2,133         1,291
-----------------------------------------------------------------------------------------------------

Pro forma net income available to common
stockholders                                        $6,336         $5,581       $19,770       $21,295
=====================================================================================================

Earnings per common share:

         Basic - as reported                         $0.37         $ 0.31        $ 1.07        $ 1.10
         Basic - pro forma                            0.31           0.27          0.97          1.04

         Diluted - as reported                       $0.35         $ 0.30        $ 1.03         $1.08
         Diluted - pro forma                          0.30           0.27          0.93          1.02
=====================================================================================================

      The following weighted average assumptions were used for Director Plan grants for the three months ended September 30, 2004 and 2003, respectively: dividend yields of 1.93 and 2.52 percent; volatility factors of the expected market price of the Company's common stock of 39.57 and
      41.33 percent; risk free interest rates of 3.89 and 2.47 percent; and expected lives of 7.63 and 7.62 years. The following weighted average assumptions were used for Director Plan grants for the nine months ended September 30, 2004 and 2003, respectively: dividend yields of 2.16 and
      2.52 percent; volatility factors of the expected market price of the Company's common stock of 40.25 and 41.33 percent; risk free interest rates of 3.34 and 2.47 percent; and expected lives of 7.63 and 7.62 years.

      The following weighted average assumptions were used for Employee Plan grants for the three months ended September 30, 2004 and 2003, respectively: dividend yields of 1.93 and 2.52 percent; volatility factors of the expected market price of the Company's common stock of 39.59 and
      41.63 percent; risk free interest rates of 3.58 and 3.08 percent; and expected lives of 8.52 and 8.97 years. The following weighted average assumptions were used for Employee Plan grants for the nine months ended September 30, 2004 and 2003, respectively: dividend yields of 2.00 and
      2.52 percent; volatility factors of the expected market price of the Company's common stock of 39.77 and 41.63 percent; risk-free interest rates of 3.60 and 3.08 percent; and expected lives of 8.50 and 8.97 years.

8.    Earnings Per Common Share ("EPS")

      The computation of basic and diluted earnings per common share for the three and nine months ended September 30 is as follows:

U.S.B. HOLDING CO., INC.
NOTES TO CODENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

===========================================================================================================
                                                                   (000's except share data)
                                                          Three Months Ended         Nine Months Ended
                                                        Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                             2004          2003          2004          2003
-----------------------------------------------------------------------------------------------------------
Numerator:
  Net income                                          $     7,519   $     6,286   $    21,913   $    22,596
  Less preferred stock dividends                               --            --            10            10
-----------------------------------------------------------------------------------------------------------
Net income for basic and diluted
   earnings per common share - net income
   available to common stockholders                   $     7,519   $     6,286   $    21,903   $    22,586
===========================================================================================================
Denominator:
  Denominator for basic earnings per
     common share - weighted average shares            20,324,406    20,372,623    20,407,604    20,446,035

  Effects of dilutive securities:
      Director and employee - stock options               893,290       624,707       900,503       525,669
-----------------------------------------------------------------------------------------------------------
  Denominator for diluted earnings per
     common share - adjusted weighted
     average shares                                    21,217,696    20,997,330    21,308,107    20,971,704
===========================================================================================================
Basic earnings per common share                       $      0.37   $      0.31   $      1.07   $      1.10
Diluted earnings per common share                     $      0.35   $      0.30   $      1.03   $      1.08
===========================================================================================================

9.    Securities

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

      The decision to sell securities available for sale is based on management's assessment of changes in economic or financial market conditions, interest rate risk, and the Company's financial position and liquidity. Estimated fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of similar instruments. Securities in an unrealized loss position are periodically evaluated for other-than-temporary impairment. Management considers the effect of interest rates, credit ratings and other factors on the valuation of such securities, as well as the Company's intent and ability to hold such securities until a forecasted recovery or maturity occurs. The Company does not acquire securities for the purpose of engaging in trading activities.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

      During the nine-month periods ended September 30, 2004 and 2003, the Company had gross realized gains from sales of securities available for sale of $1,197,000, and $8,383,000, respectively. The Company did not have gross realized gains or losses during both the three month periods ended September 30, 2004 and 2003.

      A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at September 30, 2004 and December 31, 2003 is as follows:

=======================================================================================================
                                                                           (000's)
                                                                       Gross        Gross    Estimated
                                                      Amortized   Unrealized   Unrealized         Fair
September 30, 2004:                                        Cost        Gains       Losses        Value
-------------------------------------------------------------------------------------------------------
Available for Sale:
U.S. government agencies                               $515,139     $    241     $    163     $515,217
Mortgage-backed securities                              383,511        3,274        1,504      385,281
Obligations of states and political subdivisions            920           61           --          981
Corporate securities                                        116           24           --          140
-------------------------------------------------------------------------------------------------------
Total securities available for sale                    $899,686     $  3,600     $  1,667     $901,619
=======================================================================================================

Held to Maturity:
U.S. government agencies                               $418,193     $  6,892     $  1,026     $424,059
Obligations of states and political subdivisions         85,419        3,977          276       89,120
-------------------------------------------------------------------------------------------------------
Total securities held to maturity                      $503,612     $ 10,869     $  1,302     $513,179
=======================================================================================================
==============================================================================================================
                                                                               (000's)
                                                                           Gross          Gross     Estimated
                                                        Amortized     Unrealized     Unrealized          Fair
December 31, 2003:                                           Cost          Gains         Losses         Value
--------------------------------------------------------------------------------------------------------------
Available for Sale:
U.S. government agencies                               $  637,582     $       30     $    6,034     $  631,578
Mortgage-backed securities                                450,381          1,000          3,295        448,086
Obligations of states and political subdivisions            1,400             84             --          1,484
Corporate securities                                          152             81              1            232
--------------------------------------------------------------------------------------------------------------
Total securities available for sale                    $1,089,515     $    1,195     $    9,330     $1,081,380
==============================================================================================================

Held to Maturity:
U.S. government agencies                               $  164,821     $      748     $    1,733     $  163,836
Obligations of states and political subdivisions           73,177          4,118            379         76,916
--------------------------------------------------------------------------------------------------------------
Total securities held to maturity                      $  237,998     $    4,866     $    2,112     $  240,752
==============================================================================================================

      As of July 16, 2004, the Company transferred at fair value available for sale U.S. government agency securities with an amortized cost basis and fair value of approximately $307.6 million and $298.2 million, respectively, to held to maturity. The U.S. government agency securities had an unrealized loss of $9.4 million, $6.2 million net of tax, which is included in other comprehensive income (loss) and will be accreted over the remaining life of the securities.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

10.   Loans

      Nonaccrual loans were $4.3 million at September 30, 2004 and $6.1 million at December 31, 2003. Restructured loans were $0.1 million at both September 30, 2004 and December 31, 2003, respectively.

      Substantially all of the nonaccruing and restructured loans are collateralized by real estate. The Company has agreed to provide additional funding of up to $0.3 million with respect to a nonaccruing real estate construction loan in the amount of $3.6 million at September 30, 2004 (see discussion below). The Company had and continues to have no other commitments to lend additional funds to any customers with nonaccrual or restructured loan balances. Accruing loans that are contractually past due 90 days or more at September 30, 2004 are immaterial.

      At September 30, 2004 and December 31, 2003, the recorded investment in loans that are considered to be impaired approximated $3.6 million and $5.6 million, of which $3.6 million and $5.5 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2004 and 2003, and for the year ended December 31, 2003 was $4.9 million, $9.9 million, and $9.1 million, respectively. Interest income recognized by the Company on impaired loans for the September 30, 2004 and 2003 three and nine month periods was not material.

      As applicable, each impaired loan has a related allowance for loan losses. The total allowance for loan losses specifically allocated to one impaired real estate construction loan with balances of $3.6 million and $5.5 million was $0.3 million and $0.2 million as of September 30, 2004 and December 31, 2003, respectively. No valuation allowance for this loan with a balance of $7.0 million was considered necessary at September 30, 2003.

      In November 2000, the Company reclassified the real estate construction loan referred to above in the amount at that date of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. At December 31, 2003, the recorded loan balance was $5.5 million, and the specific allocation of the allowance for loan losses was $0.2 million. At September 30, 2004, the recorded loan balance was $3.6 million with a $0.3 million specific allocation of the allowance for loan losses. The recorded loan balance was reduced during the nine month 2004 period by principal payments and charge-offs totaling $0.3 million. The loan is collateralized by a mortgage on certain condominium units and other real estate collateral. As of October 22, 2004, of the original 83 units, one unit remains unsold and is currently under contract for sale. The Bank continues to proceed with foreclosure of its $2.9 million mortgage on other real estate that also collateralizes the loan, and to pursue its claim against the borrower and guarantors for any deficiency. The guarantors have filed counter claims in this case, which the Bank is vigorously defending. A trial commenced on July 12, 2004 and concluded on August 3, 2004. A decision by the court is expected by the end of the calendar year. The guarantees on this loan have not been considered in determining the amounts of the allowance for loan losses required.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

11.   Borrowings and Stockholders' Equity

      The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

      Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York ("FHLB") advances. Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank has borrowing availability under master security sale and repurchase agreements through four primary investment firms, the FHLB, and to a lesser extent, its customers. At September 30, 2004, the Bank had short-term repurchase agreements outstanding with the FHLB of $265.0 million at a weighted average interest rate of 1.88 percent. These short-term borrowings with the FHLB were collateralized by securities with an aggregate carrying value and estimated fair value of $292.2 million and $293.4 million, respectively. There were no short-term repurchase agreements with the FHLB at December 31, 2003.

      There were no short-term repurchase agreements outstanding with primary investment firms at September 30, 2004. At December 31, 2003, outstanding short-term repurchase agreements with primary investment firms totaled $280.0 million at a weighted average interest rate of 1.16 percent and were collateralized by securities having an aggregate carrying value of $300.3 million and estimated fair value of $300.0 million. At both September 30, 2004 and December 31, 2003, the Bank had short-term repurchase agreements with customers of $0.7 million and $1.6 million at a weighted average interest rate of 1.53 percent and 0.84 percent, respectively. These short-term customer borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $0.7 million and $1.7 million at September 30, 2004 and December 31, 2003, respectively.

      Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $73.0 million. At September 30, 2004 and December 31, 2003, the Bank had no federal funds purchased balances outstanding.

      Short-term FHLB advances are borrowings with original maturities between one and 365 days. There were no short-term FHLB advances outstanding at September 30, 2004. At December 31, 2003, outstanding short-term FHLB advances totaled $10.5 million at a weighted average interest rate of 1.06 percent and were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $12.2 million, respectively.

      Additional information with respect to short-term borrowings as of and for the nine months ended September 30, 2004 and 2003 is presented in the following table.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

================================================================================
                                                    (000's except percentages)
Short-Term Borrowings                                  2004                2003
--------------------------------------------------------------------------------
Balance at September 30                           $ 265,651           $ 150,480
Average balance outstanding                       $ 153,040            $ 29,582
Weighted-average interest rate:
     As of September 30                               1.88%               1.12%
     Paid during period                               1.23%               1.14%
================================================================================

      The Bank had long-term borrowings, which have original maturities of over one year, of $532.0 million and $507.0 million in securities sold under agreements to repurchase at September 30, 2004 and December 31, 2003. At both September 30, 2004 and December 31, 2003, these borrowings have an original term of between five and ten years at interest rates of 1.94 percent to 6.08 percent that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of September 30, 2004 and December 31, 2003, these borrowings are collateralized by securities with an aggregate carrying value of $532.2 million and $531.6 million, and an estimated fair value of $536.9 million and $531.1 million, respectively.

      At September 30, 2004 and December 31, 2003, long-term FHLB advances totaled $83.1 million and $94.4 million, respectively, at interest rates of between 4.55 percent to 6.05 percent. At September 30, 2004, borrowings totaling $3.1 million are amortizing advances having scheduled payments and $10.0 million are payable only at maturity. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. Advances at December 31, 2003 include $4.4 million of amortizing advances having scheduled periodic payments, $20.0 million that are payable at maturity, and $70.0 million that are callable on certain dates after an initial noncall period at the option of the insurer. The long-term FHLB advances may not be repaid in full prior to maturity without penalty. At September 30, 2004 and December 31, 2003, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate carrying value of $96.9 million and $109.9 million, respectively.

      A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at September 30, 2004, with comparative totals for December 31, 2003, is as follows:

-----------------------------------------------------------------------------------------------------
                                                       (000's except percentages)
                                                 After 1
                                    Within      But Within      After          2004         2003
Long-Term Borrowings                1 Year       5 Years       5 Years        Total         Total
-----------------------------------------------------------------------------------------------------
Contractual Payment Date:
Total long-term borrowing          $ 11,301      $135,081      $468,752      $615,134      $601,374
Weighted-average interest rate         4.99%         5.15%         3.99%         4.26%         4.21%
-----------------------------------------------------------------------------------------------------

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

------------------------------------------------------------------------------------------------------
                                                           (000's except percentages)
                                                   After 1
                                       Within     But Within       After         2004         2003
Long-Term Borrowings                   1 Year      5 Years        5 Years       Total         Total
------------------------------------------------------------------------------------------------------
Expected Call Date:
Total long-term borrowing             $ 28,301     $250,081      $336,752      $615,134      $601,374
Weighted-average interest rate            3.15%        4.02%         4.54%         4.26%         4.21%
------------------------------------------------------------------------------------------------------

      At September 30, 2004 and December 31, 2003 the Bank held 467,567 shares and 305,937 shares of capital stock of the FHLB with a carrying value of $46.8 million and $30.6 million, respectively, which is required in order to borrow under the short- and long-term advance and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, or for collateral pledged by TPNZ, 75 percent of net equity, excluding securities sold under agreements to repurchase. All FHLB borrowings require prerequisite purchase of shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

      The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. At September 30, 2004, the Bank could pay dividends of $63.9 million to the Company without having to obtain prior regulatory approval.

      On December 17, 2003, the Company's Board of Directors authorized the repurchase of up to 315,000 (adjusted for the five percent common stock dividend) common shares, or approximately 1.5 percent, of the Company's outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2004 as, in the opinion of management, market conditions may warrant. The repurchased common shares are held as treasury stock and are available for general corporate purposes. The December 17, 2003 stock repurchase plan replaces the previous December 18, 2002 repurchase plan for up to 165,375 common shares (adjusted for the five percent common stock dividend). For the nine months ended September 30, 2004, the Company purchased 265,860 shares of common stock (adjusted for the five percent common stock dividend) under its repurchase plan at an aggregate cost of approximately $5.5 million. The Company purchased 278,759 shares of common stock (adjusted for the five percent common stock dividend) under its repurchase plan at an aggregate cost of approximately $4.2 million for the nine months ended September 30, 2003. Purchases of common stock of 80,400 and 63,715 common shares (adjusted for the five percent common stock dividend) were acquired in connection with stock option exercises during the nine-month period ended September 30, 2004 and 2003, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

12. Subordinated Debt Issued in Connection with Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trusts

      On March 25, 2004, the Company completed its fourth issuance of junior subordinated debt in connection with the issuance of Capital Securities totaling $10.3 million that raised $10.0 million of regulatory capital ($9,975,000 net proceeds after issuance costs).

      The Capital Securities and related subordinated debt issued in the 2004 first quarter pay dividends and interest on a floating rate basis at a rate equal to three month LIBOR plus 280 basis points (current rate as of September 30, 2004 of 4.40 percent). Dividend and interest payments, as well as the reset of the interest rate, occurs in June, October, January, and March of each calendar year. These Capital Securities, due March 25, 2034, were issued by Union State Statutory Trust IV ("Trust IV"), a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust IV advanced the proceeds to the Company by purchasing junior subordinated debt of the Company. These Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until March 2009, at par.

      The total amount of Capital Securities outstanding as of September 30, 2004 is $60 million. Such Capital Securities are included in Tier I regulatory capital in an amount not in excess of 25 percent of Tier I Capital, with the remainder included in Tier II Capital. At September 30, 2004, Tier I Capital totaled $237.2 million, which included $60.0 million of Capital Securities. As a result of the changes in accounting as described in Note 1, the Federal Reserve Bank has reevaluated the regulatory implications of this accounting change on the capital treatment of the Capital Securities and has issued a proposal that will retain the Tier I Capital treatment of capital securities with certain modifications.

13.   Commitments and Contingencies

      In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2004, formal credit lines, and commercial and residential loan commitments (including home equity commitments), both of which are primarily loans collateralized by real estate, approximated $412.7 million, $73.2 million and $22.9 million, respectively. Outstanding letters of credit totaled $42.5 million. Such amounts represent the maximum risk of loss on these commitments.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

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

      The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Northern New Jersey and Southern Connecticut. For the nine months ended September 30, 2004 and 2003, there is no customer that accounted for more than ten percent of the Company's revenue.

U.S.B. HOLDING CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 2004. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

OVERVIEW

The Company's primary business is obtaining deposits through its retail branch system, and commercial and municipal relationships, and lending to both a retail and commercial customer base. A substantial amount of loans are secured by real estate, including construction projects. The Company also acquires triple-A credit rated securities to invest deposits in excess of loan production and borrows on a wholesale basis to leverage capital and manage interest rate risk. The Company operates through its 29 full service branches and its four loan centers in Rockland, Westchester, and Orange counties in New York, New York City and Stamford, Connecticut.

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

As the Company's primary source of income is net interest income, the interest rate environment has a significant effect on revenue. The market for and credit quality of loans is also impacted by interest rates, as well as the local economy. Deposits are also sensitive to interest rates, local economic conditions, and the attractiveness of alternative investments, such as stocks, bonds, mutual funds, and annuities.

Critical Accounting Policies

The Company's significant accounting policies are disclosed in Note 3 to the consolidated financial statements included in the Company's 2003 Annual Report to Stockholders. The more critical policies given the Company's current business strategy and asset/liability structure are the accounting for non-performing loans, the allowance for loan losses and the related provision for credit losses, the classification of securities as either held to maturity or available for sale, and the valuation allowance for net deferred tax assets. In addition to Note 3 to the 2003 consolidated financial statements, the Company's practice on each of these accounting policies is further described in the applicable sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, also included in the 2003 Annual Report to Stockholders.

FINANCIAL CONDITION

At September 30, 2004, the Company had total assets of $3,138.9 million, an increase of $232.5 million from December 31, 2003. Cash equivalents, loans, and deposits of $10.7 million, $10.8 million and $23.9 million, respectively, were acquired or assumed in connection with the Reliance Bank acquisition on March 19, 2004 (see Note 5 to the condensed consolidated financial statements (unaudited)) . This acquisition is consistent with the Company's initiatives to expand its commercial and retail customer base and further penetrate the Westchester County market.

The securities portfolio, including investments in Federal Home Loan Bank of New York ("FHLB") stock, totaled $1,452.0 million and $1,350.0 million at September 30, 2004 and December 31, 2003, respectively, an increase of $102.0 million during the nine months ended September 30, 2004. The securities portfolio consists of securities held to maturity at amortized cost of $503.6 million and $238.0 million, securities available for sale at estimated fair value totaling $901.6 million and $1,081.4 million, and FHLB stock of $46.8 million and $30.6 million at September 30, 2004 and December 31, 2003, respectively.

During the nine months ended September 30, 2004, U.S. government agency securities increased $137.0 million due primarily to purchases totaling $594.7 million, an increase in the estimated fair value of $6.1 million, and discount accretion of $0.6 million, partially offset by redemptions of $455.0 million of callable bonds, and a decrease as a result of a write down to market value at the time of a transfer from available for sale to held to maturity of $9.4 million. Mortgage-backed securities decreased by $62.8 million primarily due to principal paydowns of $120.4 million, net premium amortizations of $0.1 million, sales of $104.2 million, partially offset by purchases of $157.8 million, and an increase in the estimated fair value of available for sale securities of $4.1 million. The Bank's investment in obligations of states and political subdivisions, or municipal securities, increased by $11.7 million primarily due to purchases of $26.7 million during the nine month period ended September 30, 2004, partially offset by maturities of $15.0 million. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. The obligations are principally New York State political subdivisions with diversified maturities, and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

The Company invests in medium-term corporate debt securities and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase. The Company had outstanding balances in equity securities of $0.1 million and $0.2 million at September 30, 2004 and December 31, 2003, respectively.

The Company continues to exercise its conservative approach to investing by primarily purchasing high credit quality investments and controlling interest rate risk by purchasing both fixed and floating rate securities through the averaging of investments in medium-term maturities. Emphasis has been placed on investing in floating rate securities and mortgage-backed securities with favorable cash flow characteristics to maintain an asset sensitive position in anticipation of an increase in interest rates, as well as investment in fixed rate callable securities to enhance yield. At September 30, 2004, the weighted average yield on a tax equivalent basis and weighted average life of the investment portfolio was 4.39 percent and 6.7 years, respectively. The Company will continue to utilize the investment portfolio to invest excess cash flow and leverage capital, while managing interest rate risk.

At September 30, 2004, loans outstanding were $1,487.6 million, a net increase of $38.9 million or 2.7 percent compared to December 31, 2003. The increase in outstanding loan balances reflects increases of: $13.0 million in home equity loans; $11.6 million in residential mortgages; $9.5 million in land, acquisition, and construction loans; $9.1 million in time secured loans; $8.8 million in time unsecured loans; $0.5 million in credit card loans; and $1.9 million in other loans. The increase was partially offset by decreases of $14.6 million in commercial mortgages, $0.6 million in commercial installment loans; and $0.3 million in personal installment loans. The net increase in residential mortgages is substantially due to residential mortgages of $10.5 million acquired from Reliance Bank. The Company had approximately $412.7 million in formal credit lines, $96.1 million in loan commitments outstanding, which are loans primarily collateralized by real estate, and $42.5 million of standby letters of credit outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.4 million, or 2.6 percent, to $15.1 million at September 30, 2004, from $14.8 million at December 31, 2003. The allowance for loan losses represents 1.02 percent of gross loans outstanding at both September 30, 2004 and December 31, 2003, respectively. The allowance reflects a provision of $0.7 million and net charge-offs of $265,000 recorded for the nine months ended September 30, 2004. In addition to the allowance for loan losses, a reserve for credit losses related to unfunded loan commitments of $0.6 million at September 30, 2004 and $0.5 million at December 31, 2003, is included in other liabilities. At September 30, 2004, there are loans aggregating approximately $0.4 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future.

Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance for loan losses and reserve for unfunded loan commitments appropriately reflect the risk elements in the total loan portfolio at September 30, 2004. There is no assurance that the Company will not be required to make future adjustments to the allowance for loan losses and reserve for unfunded loan commitments in response to changing economic conditions or regulatory examinations.

Total deposits increased $221.4 million, or 12.5 percent, for the nine-month period ended September 30, 2004 to $1,996.4 million from $1,775.0 at December 31, 2003. The total deposit increase resulted from net increases in municipal deposits of $184.8 million, retail and commercial deposits of $11.7 million, and brokered deposits of $24.9 million. The retail and commercial deposit increase includes $23.9 million assumed as part of the Reliance Bank acquisition.

As of September 30, 2004, municipal demand, NOW, money market, and savings deposits increased $93.0 million, $90.1 million, $19.9 million, and $0.4 million, respectively, as compared to December 31, 2003. The increases in municipal demand and NOW accounts were primarily related to the receipt of temporary seasonal tax deposits. The increase in municipal money market deposits reflects higher deposit levels and a greater number of municipal customers. The increase in total municipal deposits was partially offset by a decrease in municipal time deposits of $18.6 million at September 30, 2004, compared to December 31, 2003. The decrease was due to municipalities' decision to place funds in short-term liquid accounts at competitive rates.

The increase in retail, commercial, and brokered deposits at September 30, 2004 was due to increases in demand, NOW, time, and money market deposits of $14.5 million, $11.0 million, $30.0 million, and $1.5 million, respectively, as compared to December 31, 2003. The increase was partially offset by a decrease in retail and commercial savings deposits of $20.4 million, as compared to December 31, 2003. The increase in retail, commercial, and brokered time deposits at September 30, 2004 includes $13.2 million assumed from Reliance Bank, the acquisition of medium-term brokered deposits of $24.9 million, which was a result of securing longer-term funds, and increases in IRA and KEOGH deposits of $3.6 million, partially offset by decreases in time deposits under and over $100,000 of $6.2 million and $5.5 million, respectively, compared to December 31, 2003. The decrease in retail and commercial time deposits under and over $100,000 was partially due to customers moving deposits to short-term liquid accounts to better react to a rising interest rate environment. Retail and commercial demand, NOW, and money market deposits also increased from the Bank expanding and adding relationships in its existing and contiguous markets, as well as from the assumption of $4.9 million in retail and commercial demand deposits from Reliance Bank. Retail and commercial savings deposits decreased due to customers seeking more competitive products as a result of lower yields offered during this period of low interest rates, partially offset by $5.8 million of savings deposits assumed from Reliance Bank.

During the nine months ended September 30, 2004, the Bank decreased its net borrowings $12.7 million. Borrowings, combined with the seasonal municipal tax deposits of approximately $170.0 million, are primarily used to provide funding for the securities portfolio, including investment in FHLB stock, which increased $102.0 million during the nine months ended September 30, 2004. As the temporary municipal tax deposits decrease, the Bank will replace the funding for the securities portfolio with short-term borrowings. Short-term borrowings provide management with the ability to react to changes in levels of earning assets. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $179.1 million at September 30, 2004 from the December 31, 2003 balance of $168.3 million, an increase of 6.4 percent. The increase primarily results from: $21.9 million of net income for the nine month period ended September 30, 2004; $2.6 million of stock options exercised; and $0.3 million of shares committed to be released under benefit plans; partially offset by treasury stock transactions of $7.1 million and common stock dividends paid of $6.9 million.

The Company's leverage ratio at September 30, 2004 was 8.07 percent, compared to
7.54 percent at December 31, 2003. The Company's Tier I and total capital ratios under the risk-based capital guidelines were 13.62 percent and 14.52 percent at September 30, 2004, and 12.80 percent and 13.70 percent at December 31, 2003, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the "well-capitalized" category at September 30, 2004 and December 31, 2003. The increase in the Company's capital ratios are due to the increase in stockholders' equity, excluding accumulated other comprehensive loss, for the nine months ended September 30, 2004, as well as the issuance of $10 million of capital securities (see Note 12 to the condensed consolidated financial statements (unaudited)).

RESULTS OF OPERATIONS

Earnings

Net income for the nine months ended September 30, 2004 was $21.9 million compared to $22.6 million for the nine months ended September 30, 2003, a decrease of 3.0 percent. Diluted earnings per common share were $1.03 for the nine months ended September 30, 2004 compared to $1.08 per common share in the prior year period, a decrease of 4.6 percent. The Company's net income for the nine months ended September 30, 2004 resulted in a 17.00 percent return on average common stockholders' equity and a 1.00 percent return on average total assets, as compared to 18.70 percent and 1.16 percent, respectively, for the nine months ended September 30, 2003.

The decrease in the net income and diluted earnings per common share for the nine months ended September 30, 2004 compared to the prior year periods is due to a significant decrease in security gains from sales of available for sale securities of $8.4 million in the 2003 period compared to security gains of $1.2 million in the current year period. The security gains for the nine months ended September 30, 2003 resulted in an increase in net income, after the effect of income taxes and incentive compensation, of approximately $4.6 million, compared to approximately $0.7 million for the 2004 period. Although net income decreased for the nine months ended September 30, 2004 period, primarily as a result of significantly lower security gains, net interest income significantly increased, non-interest income increased, the provision for credit losses decreased, and the effective income tax rate also decreased, while operating expenses increased as compared to the prior year period.

For the three months ended September 30, 2004, net income was $7.5 million compared to $6.3 million for the three months ended September 30, 2003, an increase of 19.6 percent. The increase in net income for the quarter reflects a significant increase in net interest income, a decrease in the provision for credit losses, and a lower effective income tax rate as compared to the prior year. Diluted earnings per common share for the quarter ended September 30, 2004 was $0.35 compared to $0.30 in the 2003 period, an increase of 16.7 percent. The Company's third quarter 2004 net income resulted in a 17.47 percent return on average common stockholders' equity and a 1.02 percent return on average total assets, as compared to 15.45 percent and 0.91 percent, respectively, for the prior year period.

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is a significant component of the Company's consolidated earnings. For the three and nine month periods ended September 30, 2004, net interest income increased 17.0 percent and 14.3 percent to $22.5 million and $64.6 million from $19.2 million and $56.5 million for the three and nine month periods ended September 30, 2003, respectively. Net interest income increased in the current periods due to increases in the volume of earning assets, combined with increases in both the net interest spread and margin on a tax equivalent basis.

The increase in the net interest income for the three and nine months ended September 30, 2004 was partially due to an increase in average earning assets of
5.4 percent to $2.77 billion and 12.6 percent to $2.79 billion from $2.63 billion and $2.48 billion, respectively. The growth was a result of increases primarily in average net loans of $78.6 million (5.6 percent) and $96.8 million (7.0 percent), and average securities of $143.2 million (12.8 percent) and $264.4 million (25.9 percent) for the three and nine months ended September 30, 2004, respectively, as compared to the prior year periods.

Average interest bearing liabilities also increased $157.2 million (7.1 percent) and $306.8 million (14.7 percent) for the three and nine months ended September 30, 2004, respectively, as compared to the prior year periods. The increase substantially funded the growth in earning assets. The increase in average interest bearing liabilities was primarily due to increases in average interest bearing deposits of $87.9 million (6.0 percent) and $149.1 million (10.6 percent), and borrowings of $57.4 million (8.3 percent) and $149.1 million (23.6 percent), respectively, for the three and nine month periods ended September 30, 2004, as compared to the prior year periods.

The increase in the net interest income was also due to an increase in the net interest margin and net interest spread on a tax equivalent basis. The net interest margin on a tax equivalent basis increased to 3.33 percent and 3.17 percent for the three and nine months ended September 30, 2004, as compared to
3.01 percent and 3.13 percent for the comparable 2003 periods. The net interest spread on a tax equivalent basis increased to 3.27 percent and 3.10 percent for the three and nine months ended September 30, 2004, as compared to 2.90 percent and 3.01 percent for the comparable 2003 periods.

The increase in the net interest margin on a tax equivalent basis for the three months ended September 30, 2004 was due to an increase in tax equivalent yields on average earning assets and a decrease in yields on interest bearing liabilities. For the three months ended September 30, 2004, tax equivalent yields on interest earning assets increased to 5.37 percent from 5.06 percent, and yields on interest bearing liabilities decreased to 2.10 percent from 2.16 percent, as compared to the 2003 period, respectively. The increase in tax equivalent yields on earning assets for the three months ended September 30, 2004 was primarily due to an increase in yields on average securities to 4.70 percent from 4.07 percent, as compared to the 2003 period, respectively. For the three months ended September 30, 2004, the decrease in yields on interest bearing liabilities was primarily due to a decrease in yields on interest bearing deposits to 1.51 percent from 1.61 percent, as compared to the 2003 third quarter, respectively.

The increase in the net interest margin on a tax equivalent basis for the nine months ended September 30, 2004 was due to a reduction in yields on interest bearing liabilities at a faster rate than tax equivalent yields on average earning assets. For the nine months ended September 30, 2004, yields on interest bearing liabilities decreased to 2.08 percent from 2.28 percent, and tax equivalent yields on interest earning assets decreased to 5.18 percent from 5.29 percent. The decrease in yields on interest bearing liabilities for the nine months ended September 30, 2004 was primarily due to a decrease in yields on borrowings from 4.17 percent to 3.68 percent, and yields on interest bearing deposits from 1.70 percent to 1.53 percent, as compared to the 2003 period, respectively. For the nine months ended September 30, 2004, the decrease in tax equivalent yields on earning assets was primarily due to a decrease in yields on average loans from 6.27 percent to 5.95 percent, as compared to the 2003 period, respectively.

The net interest margin is positioned to continue to widen if short-term interest rates continue to increase. This is due to the asset sensitivity position of the Company's balance sheet, primarily from significant investments in floating rate securities and commercial loans, which reprice based on spreads over LIBOR and the prime rate. If interest rates were to decline, or if prepayments of loans and securities accelerated, the Company's net interest income would be negatively effected. Management continues to use its strong capital position to prudently leverage the balance sheet by purchasing government securities funded by borrowings. Although the leverage strategy results in narrower net interest spreads, the strategy increases net interest income without significant credit risk or increase in operating expenses. Management will continue to evaluate and manage the effect of the changing interest rate environment on the Company's present and future operations, while continuing to competitively price its products and services throughout the markets it serves.

Management also realizes gains on available-for-sale securities when market conditions warrant. Security gains decreased $7.2 million to $1.2 million for the nine months ended September 30, 2004 compared to $8.4 million for the similar 2003 period. During the first nine months of 2004, approximately $104.2 million of available for sale mortgage-backed investment securities were sold to restructure and enhance the yield of the security portfolio by reinvesting sale proceeds in a combination of fixed rate callable U.S. government agencies and mortgage-backed securities. The gains for the 2003 period on sales of available for sale securities were significantly higher, primarily as a result of the larger dollar amount of securities sold ($414.7 million) at higher premiums in that period, especially on securities that would have otherwise been prepaid at par. Management will continue to evaluate the effect of the changing interest rate environment on the Company's security portfolio.

Provision for Credit Losses

The provision for credit losses decreased $0.3 million to $0.1 million and $1.4 million to $0.7 million for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The decrease in the provision for the three and nine month 2004 periods was primarily attributable to an improvement in credit quality of the loan portfolio, and for the nine months ended September 30, 2004, a significant decrease in provisions related to one non-performing real estate construction loan, as compared to the prior year periods. The Company's non-performing assets to total assets decreased to 0.14 percent at September 30, 2004 from 0.24 percent at September 30, 2003. During the three and nine months ended September 30, 2004, net charge-offs totaled $130,000 and $265,000, as compared to $82,000 and $1.8 million for the 2003 periods, respectively. Net charge-offs primarily resulted from the partial charge-off of a real estate construction loan on nonaccrual status for the three and nine months ended September 30, 2004, and for the nine months ended September 30, 2003.
Nonaccrual loans were $4.3 million and $7.1 million at September 30, 2004 and 2003, respectively, compared to $6.1 million at December 31, 2003. Total nonaccrual loans at September 30, 2004 primarily consisted of a real estate construction loan that was $5.5 million at December 31, 2003, reduced to $3.6 million at September 30, 2004 due to principal paydowns and a $0.3 million charge-off.

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

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification of past due loans, non-performing loans and impaired loans, assessments of the expected effects of the current economic environment and industry, geographic and customer concentrations in the loan portfolio, and review of historical loss experience. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance is considered appropriate to absorb losses inherent in the credit portfolio at September 30, 2004.

A substantial portion (88.4 percent at September 30, 2004) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for credit losses established in 2004 and 2003 and the related allowance for loan losses reflects net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. In addition to the allowance for loan losses, a reserve for credit losses related to unfunded loan commitments is included in other liabilities. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.

Non-Interest Income

Non-interest income decreased for the three months ended September 30, 2004 to $2.0 million from $2.1 million for the 2003 comparable period. The decrease was primarily due to a reduction in loan prepayment fees ($0.2 million), partially offset by an increase in letter of credit fees ($0.1 million). For the nine month period ended September 30, 2004, non-interest income decreased by $7.0 million to $7.1 million from $14.1 million for the 2003 comparable period. The decrease is primarily due to decreases in security gains of $7.2 million from $8.4 million in 2003 to $1.2 million for the nine months ended 2004. The decrease was partially offset by increases in service charges on deposit accounts ($0.3 million).

Non-Interest Expenses

Non-interest expenses increased $1.9 million (17.1 percent) to $13.0 million and $4.3 million (13.0 percent) to $37.9 million for the three and nine-month periods ended September 30, 2004 from the comparable periods in 2003, respectively. The primary reason for these increases results from higher levels of salaries and benefits, occupancy expenses, advertising and business development, professional fees, communications expense, and amortization of intangibles.

Salaries and employee benefits, the largest component of non-interest expense, increased by $0.8 million, or 11.5 percent, and $2.5 million, or 12.3 percent, during the three and nine month periods ended September 30, 2004 compared to the prior year periods. The increase occurred due to additional personnel employed by the Company primarily to accommodate the increases in deposits and loans and their related services, including the acquisition of Reliance Bank. In addition, salaries and employee benefits increased due to additional expenses related to medical plans, payroll taxes, deferred compensation plans, and expenses related to bonus plan compensation. Increases in salaries and employee benefits expense were partially offset by an increase in the deferral of loan origination expenses, as compared to prior year periods.

Changes in the other components of non-interest expense for the three and nine month periods ended September 30, 2004, respectively, compared to the prior year periods, were primarily due to the following:

o Increase of $342,000 (20.0 percent) and $746,000 (14.6 percent) in occupancy and equipment expense. The increase in both periods is primarily due to an increase from higher depreciation expense and other occupancy related costs associated with new branch locations and investments in technology.

o Increase of $30,000 (5.1 percent) and $175,000 (9.1 percent) in advertising and business development. The increase reflects an increase in marketing expense that includes television advertising to support increases in market share, as well as additional costs to expand customer relationships.

o Increase of $511,000 (140.4 percent) and $660,000 (61.2 percent) in professional fees. The increase is due to higher legal fees related to a non-performing real estate construction loan, costs related to compliance with the Sarbanes-Oxley Act of 2002, and fees related to strategic analysis and tax planning.

o Increase of $124,000 (41.3 percent) and $195,000 (21.5 percent) in communications expense. The increase relates to higher costs from an upgrade in data lines to support the Bank's communications infrastructure at branch locations and corporate headquarters.

o Increase of $37,000 (14.6 percent) and $74,000 (9.7 percent) in amortization of intangibles. The increase reflects amortization of an additional intangible asset related to the acquisition of Reliance Bank in the first quarter of 2004.

o Increase of $150,000 (17.5 percent) and $81,000 (2.9 percent) in other expenses. The increase was primarily due to fees related to the security assessment of the Bank's computer systems, as well as software conversion costs related to the Reliance Bank acquisition.

Income Taxes

The effective income tax rates for the three and nine month periods ended September 30, 2004 were 33.8 percent and 33.9 percent compared to 36.2 percent and 35.5 percent, respectively, for the prior periods in 2003. The lower effective income tax rate for the 2004 periods reflects lower state income taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk at December 31, 2003 were reported in the Company's 2003 Annual Report to Stockholders. There have been no material changes in the Company's market risk exposures at September 30, 2004 compared to December 31, 2003. Interest rate risk continues to be the Company's primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and has not been party to any derivative financial instruments during the nine months ended September 30, 2004.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of changes in interest rates on the Company's net interest income and cash flow. There have been no changes in the Company's policy limit of acceptable variances to net interest income at September 30, 2004 as compared to December 31, 2003. The Company's "Static Gap" at September 30, 2004 was a positive cumulative $224.5 million in the one-year time frame compared to a positive cumulative $305.0 million at December 31, 2003. If interest rates were to gradually increase 200 basis points or decrease 50 basis points (normally 200 basis points during periods of higher interest rates) from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company's policy limit of not changing by more than 5.0 percent.

U.S.B. HOLDING CO., INC.

ITEM 4. CONTROLS AND PROCEDURES

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's chief executive officer and chief financial officer as of September 30, 2004, prior to the filing of this Quarterly Report on Form 10-Q. The chief executive officer and chief financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms. There was no change to the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by the Company of its common stock during the nine months ended September 30, 2004.

===================================================================================================================
                                                                                                            Maximum
                                                                                    Total Number          Number of
                                                                                       of Shares        Shares that
                                                                                    Purchased as         may yet be
                                              Total Number         Average      Part of Publicly          Purchased
                                                 of Shares      Price Paid             Announced          Under the
2004 Periods                                  Purchased(2)    Per Share(2)              Programs     Programs(1)&(2)
-------------------------------------------------------------------------------------------------------------------
January 1 to January 31                              5,445          $18.40                   N/A            315,000
February 1 to February 29                            4,318           21.90                   N/A            315,000
March 1 to March 31                                  4,302           23.24                   N/A            315,000
April 1 to April 30                                     --              --                   N/A            315,000
May 1 to May 31                                    248,195           20.49               181,860            133,140
June 1 to June 30                                   52,500           20.20                52,500             80,640
July 1 to July 31                                       --              --                   N/A             80,640
August 1 to August 31                               27,930           19.65                27,930             52,710
September 1 to September 30                          3,570           20.95                 3,570             49,140
-------------------------------------------------------------------------------------------------------------------
Total                                              346,260          $20.40               265,860             49,140
===================================================================================================================

Common stock purchased reflected in the above table are the result of purchases of common stock under the Company's Treasury Stock Purchase Plan and the purchase of common stock in connection with the exercise of stock options during the nine months ended September 30, 2004.

(1) The Company announced a common stock repurchase plan of up to 315,000 shares (adjusted for the five percent common stock dividend distributed in September 2004) on December 17, 2003 to expire on December 31, 2004.

(2) Share amounts and price paid per share are adjusted for the five percent common stock dividend distributed in September 2004.

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

(10)(a) Agreement of Employment dated as of November 16, 2003 between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10)(a)).

(10)(b) Agreement of Employment dated as of July 28, 2004, between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 ("2004 Second Quarter Form 10-Q"), Exhibit (3)(a)).

(10)(c) Agreement of Employment dated as of July 28, 2004, between the Company and the Bank and Steven T. Sabatini (incorporated herein by reference to Registrant's 2004 Second Quarter Form 10-Q), Exhibit
            (3)(b)).

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

(B)   Reports on Form 8-K

      The Company filed a report on Form 8-K on July 30, 2004 regarding the three and six months ended June 30, 2004 earnings. Selected Company financial information was included in such Form 8-K. The Company also filed reports on Form 8K on August 26, 2004 and September 24, 2004 regarding the declaration of a five percent common stock dividend and increase in the quarterly cash dividend, and the Company engaging Keefe, Bruyette, & Woods, Inc. to evaluate strategic opportunities, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2004.

                                        U.S.B. HOLDING CO., INC.


/s/ Thomas E. Hales                     /s/ Steven T. Sabatini
-----------------------------------     ----------------------------------------
Thomas E. Hales                         Steven T. Sabatini
Chairman of the Board, President,       Senior Executive Vice President,
Chief Executive Officer and Director    Chief Financial Officer, Assistant
                                        Secretary and Director
                                        (Principal Financial and
                                        Accounting Officer)