Form 10-K
period 2004-12-31
USB HOLDING CO INC
filed 2005-03-16
CIK 707805

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004       Commission File number 1-12811


                            U.S.B. HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)
                              --------------------

            Delaware                                     36-3197969
--------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


 100 Dutch Hill Rd., Orangeburg, New York                          10962
------------------------------------------                ----------------------
 (Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (845) 365-4600

           Securities registered pursuant to Section 12(b) of the Act:


      Title of each Class                               Name of each exchange on
   ------------------------                                 which registered
Common Stock ($0.01 par value)                        --------------------------
                                  ------------------    New York Stock Exchange


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: |X| No: |_|

       Class                                   Outstanding at February 28, 2005
       -----                                    ------------------------------
   Common Stock                                        20,459,875 shares
($0.01 par value)

The aggregate market value of the voting stock held by nonaffiliates of the registrant on June 30, 2004 was approximately $241.5 million, computed by reference to the closing price on the New York Stock Exchange composite tape of $22.92 per share of Common Stock on June 30, 2004.

Documents incorporated by reference:

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2004 are incorporated by reference in Part II of this report.

Portions of the registrant's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

      U.S.B. Holding Co., Inc. (the "Company"), a Delaware corporation incorporated in 1982, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, which provides financial services through its wholly-owned subsidiaries. The Company and its subsidiaries derive substantially all of their revenue and income from providing banking and related financial services, primarily to customers in Rockland, Westchester, and Orange Counties, Manhattan, New York City, and Long Island, New York, and Southern Connecticut, and the surrounding area.

      Union State Bank (the "Bank"), the Company's commercial banking subsidiary, is a New York chartered commercial bank established in 1969. The Bank offers a wide range of banking services to individuals, municipalities, corporations, and small and medium-size businesses through its 25 retail branches in Rockland and Westchester Counties, and one branch each in Stamford, Connecticut, Manhattan, New York City, and Goshen, Orange County, New York. The Bank also has loan production offices located in Rockland County, Westchester County and Orange County, New York, and Stamford, Connecticut. The Bank's corporate offices are located in Rockland County. The Bank's products and services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial, personal, residential, construction, home equity (second mortgage), and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities, and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs), lock-box services, and Internet banking. The deposits of the Bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act of 1950, as amended.

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

      TPNZ is a wholly-owned subsidiary of USB Delaware Inc. TPNZ qualifies as a Real Estate Investment Trust for income tax purposes. TPNZ was formed in 1998 to manage certain mortgage-backed securities and mortgage loans, substantially all of which were previously owned by the Bank and TPNZ's former parent company, Tarrytowns Bank, FSB ("Tarrytowns").

      In February 1997, the Company established Union State Capital Trust I, which is a Delaware business trust, in July 2001 and June 2002, established Union State Statutory Trust II and USB Statutory Trust III, respectively, which are Connecticut business trusts, and in March 2004, established Union State Statutory Trust IV, a Delaware business trust, (collectively the "Trusts"). The Trusts were established solely for the purpose of issuing Capital Securities and purchasing subordinated debt from the Company with the proceeds. Refer to Note 10 to the Consolidated Financial Statements for further detail.

      The Company also has a nonbank subsidiary, Ad Con, Inc., which is currently inactive.

      The Company fully utilizes its website, www.unionstate.com, to advertise the Bank's products, list information about its locations, and make available, free of charge, its Securities Exchange Act filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Such filings are also available on the SEC's website at www.sec.gov

Employees

      As of December 31, 2004, the Company employed a total of 367 full-time and 43 part-time employees. The Company and its subsidiaries provide a variety of benefit plans, including incentive bonus, group life, health, and stock ownership plans. Management considers its employee relations to be satisfactory.

Competition

      The Bank's headquarters and fourteen of its branch offices are currently located in Rockland County, New York. Eleven of the Bank's branch offices (as of March 14, 2005) are located in Westchester County, New York. The Bank also has a branch location in Stamford, Connecticut, Manhattan, New York City, and Goshen, Orange County, New York, as well as an office that closes loans and disburses funds in Tarrytown, New York, Goshen, Orange County, New York, and Stamford, Connecticut. The Company's current deposits constitute a market share that are approximately 17.2 percent and 2.3 percent of Rockland and Westchester deposits, respectively.

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

      There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary Bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2004, the Bank could declare additional dividends of $69.1 million to the Company without prior regulatory approval.

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

      The Company is subject to risk-based capital and leverage guidelines issued by the FRB. The Bank, whose deposits are insured by the FDIC, is subject to similar guidelines. These guidelines are utilized to evaluate capital adequacy. The regulatory agencies are required by law to take specific prompt corrective actions with respect to banks that do not meet minimum capital standards. As of December 31, 2004, the Bank was classified as "well capitalized" for regulatory purposes. See "Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Note 12 to the Consolidated Financial Statements.

      Federal laws and regulations also limit, with certain exceptions, the ability of banks to engage in activities or make equity investments that are not permissible for national banks. The Company does not expect such provisions to have a material adverse effect on the Bank or the Company.

Sarbanes-Oxley Act of 2002

      On July 29, 2002, Congress passed the Sarbanes-Oxley Act of 2002 (the "Act"), which provides for extensive new regulations regarding corporate governance, auditor independence and oversight, and other related matters. Among other things, the Act required: the establishment of a Public Company Accounting Oversight Board to monitor the audit profession with respect to audits of public companies; establishment of audit independence standards; establishment of corporate responsibility standards that include rules and regulations with respect to audit committees and corporate responsibility for financial reports; disclosures and assessment of internal controls; and increases in corporate and criminal fraud accountability that sets forth white collar crime penalty enhancements. The Act also requires the Company to name and disclose the Company's Audit Committee financial expert or explain why no such Audit Committee financial expert has been named.

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

      In addition to the main branch in Nanuet, the Bank operates 13 retail banking branches in Rockland County, New York: 270 South Little Tor Road, New City; 87 Route 59, Monsey; 115 South Main Street, New City; 45 Kennedy Drive, Spring Valley; 35 South Liberty Drive, Stony Point; One Broadway, Haverstraw; Route 9W and Railroad Avenue, West Haverstraw; 338 Route 59, Central Nyack; 230 North Middletown Road, Pearl River; 747 Chestnut Ridge Road, Chestnut Ridge; 65 Dutch Hill Road, Orangeburg; 59 Route 59, Suffern, and 4 North Main Street, Spring Valley. The premises of the Little Tor Road, 45 Kennedy Drive, Spring Valley, Central Nyack, Chestnut Ridge and Orangeburg branch offices are leased, while the other Rockland branch offices are owned by the Bank.

      The Bank also operates 11 retail banking branches in Westchester County, New York (as of March 14, 2005): 131 Central Avenue, Tarrytown; 75 North Broadway, Tarrytown; 299 Bedford Road, Bedford Hills; 3000 East Main Street, Cortlandt Manor; 28 Le Count Place, New Rochelle; 313 Main Street, Eastchester; 270 Martine Avenue, White Plains; 88 Croton Avenue, Ossining, which are owned, and leased locations at 76 Virginia Road, North White Plains; 1779 Central Park Avenue, Yonkers; and 2500 Central Park Avenue, Yonkers. The Bank also operates retail banking branches at 11 East 22nd Street, New York, New York, and 999 Bedford Street, Stamford, Connecticut, both of which are leased, and 50 North Church Street, Goshen, New York, which is owned. During February 2005, the Bank closed its branch at 1200 Mamaroneck Avenue, White Plains, and the deposits were transferred to the Bank's Martine Avenue branch.

      In the opinion of management, the premises, fixtures, and equipment used by the Company and the Bank are adequate and suitable for the conduct of their businesses. All the facilities are well maintained and provide adequate parking.

ITEM 3.  LEGAL PROCEEDINGS

      Various actions and proceedings are presently pending to which the Company is a party in the ordinary course of the Company's business. Management, based on the advice of legal counsel, is of the opinion that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table sets forth information with respect to purchases made by the Company of its common stock during the year ended December 31, 2004.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Total Number of         Maximum Number of
                                                                                    Shares Purchased       Shares that may yet
                                   Total Number of      Average Price Paid       As Part of Publicly        Be Purchased Under
2004 Periods                   Shares Purchased(2)            Per Share(2)        Announced Programs        The Program(1)&(2)
------------------------------------------------------------------------------------------------------------------------------------
January 1 to January 31                      5,445              $ 18.40                     N/A               315,000
------------------------------------------------------------------------------------------------------------------------------------
February 1 to February 29                    4,318                21.90                     N/A               315,000
------------------------------------------------------------------------------------------------------------------------------------
March 1 to March 31                          4,302                23.24                     N/A               315,000
------------------------------------------------------------------------------------------------------------------------------------
April 1 to April 30                             --                   --                     N/A               315,000
------------------------------------------------------------------------------------------------------------------------------------
May 1 to May 31                            248,195                20.79                 181,860               133,140
------------------------------------------------------------------------------------------------------------------------------------
June 1 to June 30                           52,500                20.20                  52,500                80,640
------------------------------------------------------------------------------------------------------------------------------------
July 1 to July 31                               --                   --                     N/A                80,640
------------------------------------------------------------------------------------------------------------------------------------
August 1 to August 31                       27,930                19.65                  27,930                52,710
------------------------------------------------------------------------------------------------------------------------------------
September 1 to September 30                  3,570                20.95                   3,570                49,140
------------------------------------------------------------------------------------------------------------------------------------
October 1 to October 31                         --                   --                     N/A                49,140
------------------------------------------------------------------------------------------------------------------------------------
November 1 to November 30                       --                   --                     N/A                49,140
------------------------------------------------------------------------------------------------------------------------------------
December 1 to December 31                       --                   --                     N/A                49,140
------------------------------------------------------------------------------------------------------------------------------------
Total                                      346,260              $ 20.40                 265,860                49,140
------------------------------------------------------------------------------------------------------------------------------------

(1) The Company announced a common stock repurchase plan of up to 315,000 shares (adjusted for the five percent common stock dividend distributed in September 2004) on December 17, 2003, which expired on December 31, 2004.

(2) Share amounts and price paid per share are adjusted for the five percent common stock dividend distributed in September 2004.

Market Information and Holders

      The Company's common stock was held of record as of February 28, 2005 by 1,316 registered stockholders and is traded on the New York Stock Exchange ("NYSE") under the symbol "UBH."

      The high and low sales prices for the Company's common stock, as reported by the NYSE, as adjusted for the 5 percent stock dividend distributed in September 2004, for each quarter of 2004 and 2003, are as follows:

-------------------------------------------------------------------
                                      2004              2003
                                  High      Low     High      Low
-------------------------------------------------------------------
First Quarter                   $23.37   $18.40   $16.65   $13.42
Second Quarter                   23.30    19.50    16.29    14.47
Third Quarter                    25.28    18.67    18.09    15.91
Fourth Quarter                   28.85    24.90    19.14    17.10
First Quarter 2005 through
February 28, 2005               $24.57   $21.97
===================================================================

A summary of the Company's equity compensation plans as of December 31, 2004 is included in Item 12.

Dividends

      A stock dividend of 5 percent was declared by the Company for stockholders of record on September 10, 2004 and distributed on September 24, 2004. The weighted average common shares outstanding and per common share amounts are adjusted to reflect all common stock dividends.

      The Board of Directors of the Company has adopted a policy of paying quarterly cash dividends to holders of its common stock. In 2004 quarterly cash dividends were paid as follows: $0.105 to stockholders of record on March 31 and June 30, and $0.13 to stockholders of record on September 30 and December 31. In 2003, quarterly cash dividends per share were paid as follows: $0.09 to stockholders of record on March 31 and June 30, and $0.095 to stockholders of record on September 30 and December 31.

      The Company expects that regular quarterly dividends will continue in the future, depending upon the Company's earnings, financial condition, and other factors. Any funds that the Company may require in the future to pay cash dividends, as well as various Company expenses, are expected to be obtained by the Company chiefly in the form of cash dividends from the Bank and secondarily from the issuance of stock under Director and Employee Stock Option Plans. The ability of the Company to declare and pay dividends in the future will depend not only upon its future earnings and financial condition, but also upon the future earnings and financial condition of the Bank and its nonbank subsidiaries and upon the ability of the Bank to transfer funds to the Company primarily in the form of cash dividends. The Company is a separate and distinct legal entity from its subsidiaries. The Company's right to participate in any distribution of the assets or earnings of its subsidiaries is subject to prior claims of creditors of the subsidiaries.

      Under New York Banking Law, a New York bank may declare and pay dividends not more often than quarterly, and no dividends may be declared, credited, or paid so long as there is any impairment of capital stock. In addition, except with the approval of the New York State Superintendent of Banks, the total of all dividends declared in any year may not exceed the sum of a bank's net profits for that year and its undistributed net profits for the preceding two years, less any required transfers to surplus. A bank may be required to transfer to surplus up to 10 percent of its net profits in any accounting period if its combined capital stock, surplus, and undivided profit accounts do not equal 10 percent of its net deposit liabilities. At December 31, 2004, the Bank could pay dividends of $69.1 million to the Company without having to obtain prior regulatory approval.

      The Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the subordinated debt or related Capital Securities issued in March 2004, June 2002, July 2001, and February 1997, or if the Company elects to defer payment for up to five years as permitted under the terms of each subordinated debenture and Capital Securities. See note 10 to the Notes to Consolidated Financial Statements.

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

      On June 23, 2004, the Company's Chief Executive Officer submitted his annual certification to the NYSE indicating that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

ITEM 6.  SELECTED FINANCIAL DATA

      The information required by this Item is incorporated by reference from the table entitled "Selected Financial Data" in the Company's 2004 Annual Report to Stockholders, page 52.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this Item is incorporated by reference from the Company's 2004 Annual Report to Stockholders, beginning on page 52.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated by reference from the Company's 2004 Annual Report to Stockholders, beginning on page 71.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is incorporated by reference from the Company's 2004 Annual Report to Stockholders, beginning on page 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the SEC. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer as of December 31, 2004. The principal executive officer and principal financial officer have each concluded, based on their review, that, as of December 31, 2004, the Company's disclosure controls and procedures, as defined by Exchange Act Rules 13a- 15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      The Company's Management Report on Internal Control over Financial Reporting and the related report of the Company's independent registered public accounting firm appear on pages 47 and 50, respectively, of the Company's 2004 Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company has named the Chairman of the Audit Committee, Mr. Edward T. Lutz, as the Audit Committee financial expert. The Board of Directors of the Company carefully evaluated the experience of Mr. Lutz in relation to specific criteria established by the SEC for determination of Audit Committee financial experts. Mr. Lutz, as well as the two other Audit Committee members, Mr. Howard
V. Ruderman and Mr. Kenneth J. Torsoe, meet the qualifications for independent Audit Committee members as defined by the SEC.

      Included as exhibits to this Annual Report on Form 10-K are the Code of Conduct and Code of Ethics applicable to Financial Officers and the Chief Executive Officer. Copies of the Code of Conduct, Code of Ethics applicable to Financial Officers and the Chief Executive Officer, Corporate Governance Practices and Principles and charters of Board committees can be obtained upon request, free of charge, from the Company's Corporate Headquarters and are also available on the Company's website at www.unionstate.com.

      Additional information required by Item 10 is incorporated by reference to the information in the Company's definitive Proxy Statement for its 2005 Annual Stockholders' Meeting that will be filed with the SEC not later than 120 days after December 31, 2004 ("2005 Proxy Statement") under the headings "Item 1:
Election of Directors," "Audit Committee Independence," and "Audit Committee Financial Expert."

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the information in the Company's 2005 Proxy Statement under the headings "Executive Compensation," "Report of the Company's Compensation Committee on Executive Compensation," and "Item 1: Election of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information with respect to equity compensation plans as of December 31, 2004 is as follows:

                      Equity Compensation Plan Information

-------------------------------------------------------------------------------------------------------------------------------
                                             Number of securities       Weighted-average     Number of securities remaining
                                    to be issued upon exercise of      exercise price of      available for future issuance
Plan Category                                 outstanding options    outstanding options    under equity compensation plans
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders:

Director plans                                            600,205                 13.17                              83,478

Employee plans                                          2,822,694                 13.82                             349,592
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                                    0                     0                                   0
-------------------------------------------------------------------------------------------------------------------------------
Total                                                   3,422,899                 13.71                             433,070
-------------------------------------------------------------------------------------------------------------------------------

      Additional information required by Item 12 is incorporated by reference to the information in the Company's 2005 Proxy Statement under the headings "Ownership of Shares by Management" and "Principal Stockholders of the Company."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information in the Company's 2005 Proxy Statement under the heading, "Certain Relationships and Transactions with Management."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated by reference to the information in the Company's 2005 Proxy Statement under the heading, "Principal Accounting Firm: Fees and Policies."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as a Part of this Report:

1. and 2. FINANCIAL STATEMENTS AND SCHEDULES

      The following financial statements of the Company and its subsidiaries are incorporated in Item 8 by reference to the Company's 2004 Annual Report to
Stockholders:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED STATEMENTS OF CONDITION, DECEMBER 31, 2004 AND 2003

CONSOLIDATED STATEMENTS OF INCOME, YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS, YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and the Notes thereto.

3. EXHIBITS

Exhibit
  No.    Exhibit

(3)(a)   Restated Certificate of Incorporation of Registrant
         (incorporated herein by reference to Registrant's
         Quarterly Report on Form 10-Q for the quarter ended June
         30, 2002 ("2002 Second Quarter 10-Q"), Exhibit (3)(a)).

(3)(b) Bylaws of Registrant (incorporated herein by reference to Registrant's Registration Statement on Form S-14
         (File No. 2-79734), Exhibit (3)(b)).

(4)(a) Junior Subordinated Indenture, dated February 5, 1997, between Registrant and The Chase Manhattan Bank, as trustee (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-12811) ("1996
         10-K"), Exhibit (4)(a)).

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

(4)(g) Indenture, dated June 26, 2002, between Registrant and State Street Bank and Trust Company of Connecticut, National
         Association, as trustee, (incorporated herein by reference to Registrant's 2002 Second Quarter 10-Q"), Exhibit (4)(g)).

(4)(h)   Guarantee Agreement dated June 26, 2002, by and between
         Registrant and State Street Bank and Trust Company of
         Connecticut, National Association, as trustee for the holders of Capital Securities of USB Statutory Trust III,
         (incorporated herein by reference to Registrant's 2002 Second Quarter 10-Q, Exhibit (4)(h)).

(4)(i) Amended and Restated Declaration of Trust of USB Statutory Trust III, (incorporated herein by reference to Registrant's 2002 Second Quarter 10-Q, Exhibit (4)(i)).

(4)(j) Registrant's Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference to Registrant's Form S-3 Registration Statement filed December 14, 1993 (file No.
         33-72788)).

(4)(k) Amended and Restated Declaration of Trust of Union State Statutory Trust IV dated March 25, 2004 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 ("2004 First Quarter 10-Q"), Exhibit (10)(ad)).

(4)(l)   Indenture dated March 25, 2004 between Registrant and
         Wilmington Trust Company, as Trustee (incorporated herein by reference to the Registrant's 2004 First Quarter 10-Q, Exhibit
         (10)(ae)).

(4)(m) Guarantee Agreement dated March 24, 2004 by and between registrant and Wilmington Trust Company, as Trustee for the holders of Capital Securities of Union State Bank Statutory Trust IV (incorporated herein by reference to the Registrant's 2004 First Quarter 10-Q, Exhibit (10)(af)).

(10)(a) Agreement of Employment dated as of November 16, 2003 between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit (10)(a)).

(10)(b) Agreement of Employment dated as of July 28, 2004 between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 ("2004 Second Quarter 10-Q"), Exhibit (10)(b)).

(10)(c) Agreement of Employment dated as of July 28, 2004 between the Company and the Bank and Steven T. Sabatini (incorporated herein by reference to Registrant's 2004 Second Quarter 10-Q, Exhibit (10)(c)).

(10)(d) Registrant's 1993 Incentive Stock Option Plan (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No.
         002-79734), Exhibit (10)(e)).

(10)(e)  Registrant's Employee Stock Ownership Plan (With 401(k)
         Provisions) (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"), Exhibit (10)(g)).

(10)(f) Registrant's Director Stock Option Plan (incorporated herein by reference to Registrant's 1996 10-K, Exhibit (10)(f)).

(10)(g) Registrant's 1998 Director Stock Option Plan (incorporated herein by reference to Registrant's Form S-8 Registration Statement, filed June 5, 1998 (File No. 333-56169), Exhibit (99.1)).

(10)(h) Registrant's Key Employees' Supplemental Investment Plan, as amended July 1, 1997 and September 1, 1998 (incorporated herein by reference to the Plan's Annual Report on Form 11-K for the year ended December 31, 1998, (File No. 001-12811, Exhibit (10)(j)).

(10)(i)  Registrant's Key Employees' Supplemental Diversified
         Investment Plan dated September 1, 1998 (incorporated herein by reference to the Plan's Annual Report on Form 11-K for the year ended December 31, 1998 (File No. 001-12811), Exhibit
         (10)(k)).

(10)(j) Registrant's 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit A to Registrant's Proxy
         Statement filed April 16, 1997 (File No. 001-12811)).


(10)(k) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Employees Stock Option Plan") (incorporated herein by reference to Exhibit A to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1996 Annual Meeting of Shareholders (File No. 000-26466) ("Tappan Zee 1996 Proxy Statement")).

(10)(l)  Amendment No. 1 to the Employees Stock Option Plan
         (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-26466) ("Tappan Zee 1997 10-K"),
         Exhibit 10.1.1).

(10)(m)  Amendment No. 2 to the Employees Stock Option Plan
         (incorporated herein by reference to Appendix A to Tappan Zee Financial, Inc.'s Proxy Statement for use in connection with its 1997 Annual Meeting of Shareholders (File No. 000-26466) ("Tappan Zee 1997 Proxy Statement")).

(10)(n) Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors ("Outside Director Option Plan") (incorporated herein by reference to Exhibit B to the Tappan Zee 1996 Proxy Statement).

(10)(o)  Amendment No. 1 to the Outside Director Option Plan
         (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).

(10)(p)  Amendment No. 2 to the Outside Director Option Plan
         (incorporated herein by reference to Appendix B to the Tappan Zee 1997 Proxy Statement).

(10) (q) Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee Financial, Inc. and Certain Affiliates
         (incorporated herein by reference to Tappan Zee Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-26466), Exhibit 10.7).

(10)(r) Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1 (file No. 33-94128) filed on June 30, 1995, as amended, Exhibit 10.7).

(10)(s) Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc., and recipients of stock options granted pursuant to the Employees Stock Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).


(10)(t) Registrant's Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999, and as amended March 20, 2002 (incorporated herein by reference to the Registrant's 2001 10-K, Exhibit (10)(w)).

(10)(u) Asset Purchase and Account Assumption Agreement by and between Union State Bank and La Jolla Bank dated May 25, 2000
         (incorporated herein by reference to the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit (10)(oo)).

(10)(v) U.S.B. Holding Co., Inc. Severance Plan dated January 30, 2002 (incorporated herein by reference to Registrant's 2001 10-K, Exhibit (10)(y)).

(10)(w) Asset Purchase and Liability Assumption Agreement dated as of June 14, 2002, by and between Union State Bank and Fourth Federal Savings Bank (incorporated herein by reference to Registrant's 2002 Second Quarter 10-Q, Exhibit (10)(z)).

(10)(x) U.S.B. Holding Co., Inc. Executive Incentive Bonus Plan as amended February 24, 1999 (incorporated herein by reference to Exhibit A to Registrant's Proxy Statement filed April 27, 1999 (File No. 002-79734)).

(10)(y) Amendment No. 2 to the Key Employees' Supplemental Investment Plan dated September 1, 2003 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 ("2003 Third Quarter 10-Q"), Exhibit (10)(ab)).

(10)(z) Amendment No. 1 to the Key Employees' Diversified Investment Plan dated September 1, 2003 (incorporated herein by reference to the Registrant's 2003 Third Quarter 10-Q, Exhibit
         (10)(ac)).

(10)(aa) Purchase and Assumption Agreement among the Federal Deposit Insurance Corporation, Receiver of Reliance Bank, White Plains, New York, and Union State Bank, Nanuet, New York, dated as of March 19, 2004 (incorporated herein by reference to the Registrant's 2004 First Quarter 10-Q, Exhibit
         (10)(ag)).

10)(ab)  Loan Sale Agreement by and between the Federal Deposit
         Insurance Corporation in its Receivership Capacity and Union State Bank, Nanuet, New York (incorporated herein by reference to the Registrant's 2004 First Quarter 10-Q, Exhibit
         (10)(ah)).

(13) Registrant's Annual Report to Stockholders for the year ended December 31, 2004* (portions incorporated herein by reference).

(14)(a)  Business Code of Conduct.*

(14)(b) Code of Ethics applicable to Financial Officers and the Chief Executive Officer.*

(21)     Subsidiaries of the Registrant.*

(23)     Consent of Deloitte & Touche LLP.*

(31.1)   Certification of Chief Executive Officer Pursuant to
         Exchange Act Rule 13a-14(a).*

(31.2)   Certification of Chief Financial Officer Pursuant to
         Exchange Act Rule 13a-14(a).*

(32)     Certification of Chief Executive Officer and Chief
         Financial Officer Pursuant to 18 U.S.C. Section 1350.*

         *  Filed Herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2005.


                                    U.S.B. HOLDING CO., INC.


                                    /s/ THOMAS E. HALES
                                    --------------------------------------------
                                    By:  Thomas E. Hales,
                                         Chairman of the Board,
                                         President and Chief
                                         Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 14, 2005.


/s/ THOMAS E. HALES                               /s/ STEVEN T. SABATINI
-------------------------------------------       ------------------------------------------
Thomas E. Hales, Chairman of the Board,           Steven T. Sabatini, Senior Executive Vice
President and Chief Executive Officer and         President, Chief Financial Officer,
Director                                          Assistant Secretary and Director


/s/ RAYMOND J. CROTTY                             /s/ MICHAEL H. FURY
-------------------------------------------       ------------------------------------------
Raymond J. Crotty, Senior Executive Vice          Michael H. Fury, Esq., Director
President, Chief Credit Officer, Secretary
and Director


/s/ EDWARD T. LUTZ                                /s/ KEVIN J. PLUNKETT
-------------------------------------------       ------------------------------------------
Edward T. Lutz, Director                          Kevin J. Plunkett, Esq., Director


/s/ HOWARD V. RUDERMAN                            /s/ KENNETH J. TORSOE
-------------------------------------------       ------------------------------------------
Howard V. Ruderman, Director                      Kenneth J. Torsoe, Director

Consolidated Statements of Condition
December 31, 2004 and 2003
U.S.B. Holding Co., Inc.
--------------------------------------------------------------------------------

                                                                                  (000's, except share data)
ASSETS                                                                                 2004           2003
------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                         $    48,295    $    57,451
Federal funds sold                                                                   17,000         10,000
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                            65,295         67,451
Interest bearing deposits in other banks                                                334             25
Securities:
        Available for sale (at estimated fair value)                                589,572      1,081,380
        Held to maturity (estimated fair value of $507,428 in 2004
           and $240,752 in 2003)                                                    502,201        237,998
Loans, net of allowance for loan losses of $15,226 in 2004
        and $14,757 in 2003                                                       1,492,872      1,433,923
Premises and equipment, net                                                          15,616         15,353
Accrued interest receivable                                                          17,312         15,721
Federal Home Loan Bank of New York stock                                             31,135         30,594
Intangible assets, net                                                                5,087          5,600
Goodwill                                                                              1,380             --
Other assets                                                                         25,466         18,417
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 2,746,270    $ 2,906,462
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits                                                   $   317,874    $   296,133
Interest bearing deposits                                                         1,540,344      1,478,916
----------------------------------------------------------------------------------------------------------
Total deposits                                                                    1,858,218      1,775,049
Accrued interest payable                                                              6,782          6,599
Dividend payable                                                                      2,644          1,949
Accrued expenses and other liabilities                                                9,562          9,391
Securities sold under agreements to repurchase                                      542,323        788,632
Federal Home Loan Bank of New York advances                                          82,709        104,873
Subordinated debt issued in connection with Corporation-Obligated
         mandatory redeemable capital securities of subsidiary trusts                61,858         51,548
----------------------------------------------------------------------------------------------------------
Total                                                                             2,564,096      2,738,041
----------------------------------------------------------------------------------------------------------
Minority-interest junior preferred stock of consolidated subsidiary                     128            128
Commitments and contingencies (Notes 6 and 16)
Stockholders' equity:
Preferred stock, no par value
        Authorized shares: 10,000,000; no shares outstanding in 2004 and 2003            --             --
Common stock, $0.01 par value
        Authorized shares: 50,000,000
        Issued shares: 22,004,701 in 2004 and 20,924,504 in 2003                        220            209
Additional paid-in capital                                                          184,166        159,628
Retained earnings                                                                    26,336         31,655
Treasury stock at cost, 1,657,887 shares in 2004 and 1,436,714 shares in 2003       (22,855)       (18,225)
Common stock held for benefit plans                                                  (2,780)        (2,491)
Deferred compensation obligation                                                      2,746          2,327
Accumulated other comprehensive loss                                                 (5,787)        (4,810)
----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          182,046        168,293
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 2,746,270    $ 2,906,462
==========================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Income
Years Ended December 31, 2004, 2003, and 2002
U.S.B. Holding Co., Inc.
--------------------------------------------------------------------------------

                                                                        (000's, except share data)
                                                                     2004          2003          2002
-----------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                    $    89,128   $    86,056   $    84,591
Interest on federal funds sold                                        347           638           822
Interest and dividends on securities:
         U.S. government agencies                                  38,414        24,520        16,867
         Mortgage-backed securities                                13,469        15,583        17,822
         Obligations of states and political subdivisions           3,532         3,303         3,591
         Corporate and other                                          120             8           781
Interest on deposits in other banks                                     6             1             9
Dividends on Federal Home Loan Bank of New York stock                 680         1,106           936
-----------------------------------------------------------------------------------------------------
Total interest income                                             145,696       131,215       125,419
-----------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits                                               24,225        23,793        27,624
Interest on borrowings                                             29,368        26,957        21,913
Interest on subordinated debt issued in connection with/and
          Corporation - Obligated mandatory redeemable
          capital securities of subsidiary trusts                   3,968         3,441         3,367
-----------------------------------------------------------------------------------------------------
Total interest expense                                             57,561        54,191        52,904
-----------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                88,135        77,024        72,515
Provision for credit losses                                         3,687         2,513         4,109
-----------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses              84,448        74,511        68,406
-----------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges and fees                                            4,256         3,940         3,343
Other income                                                        3,542         3,725         3,018
Gains on securities transactions                                    1,199         8,383         6,405
-----------------------------------------------------------------------------------------------------
Total non-interest income                                           8,997        16,048        12,766
-----------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
Salaries and employee benefits                                     30,858        27,081        24,070
Occupancy and equipment                                             7,849         6,877         6,254
Advertising and business development                                2,622         2,697         2,002
Professional fees                                                   2,796         1,414         1,391
Communications                                                      1,506         1,306         1,092
Stationery and printing                                               646           774           797
FDIC insurance                                                        291           274           271
Amortization of intangibles                                         1,126         1,015           923
Other expense                                                       3,826         3,802         3,460
-----------------------------------------------------------------------------------------------------
Total non-interest expenses                                        51,520        45,240        40,260
-----------------------------------------------------------------------------------------------------
Income before income taxes                                         41,925        45,319        40,912
Provision for income taxes                                         13,860        16,031        13,878
-----------------------------------------------------------------------------------------------------
NET INCOME                                                    $    28,065   $    29,288   $    27,034
=====================================================================================================
BASIC EARNINGS PER COMMON SHARE                               $      1.38   $      1.43   $      1.33
=====================================================================================================
DILUTED EARNINGS PER COMMON SHARE                             $      1.31   $      1.39   $      1.29
=====================================================================================================
WEIGHTED AVERAGE COMMON SHARES                                 20,388,466    20,436,497    20,297,814
=====================================================================================================
ADJUSTED WEIGHTED AVERAGE COMMON SHARES                        21,375,687    21,019,644    20,947,406
=====================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003, and 2002
U.S.B. Holding Co., Inc.
--------------------------------------------------------------------------------

                                                                                                     (000's)
                                                                                       2004           2003           2002
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                      $    28,065    $    29,288    $    27,034
Adjustments to reconcile net income to net cash
 provided by operating activities:
        Provision for credit losses                                                   3,687          2,513          4,109
        Depreciation and amortization                                                 3,471          3,104          2,749
        Amortization of (discounts) premiums on securities - net                       (562)           850          1,432
        Deferred income tax benefit, net                                             (3,263)        (4,882)        (3,256)
        Gains on securities transactions                                             (1,199)        (8,383)        (6,405)
        Non-cash benefit plan expense                                                   523            424            357
Proceeds from sales of loans                                                             --             --            227
Increase in accrued interest receivable                                              (1,548)        (3,726)        (1,909)
Increase (decrease) in accrued interest payable                                         163            861         (1,506)
Other - net                                                                          (1,209)           247          1,346
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            28,128         20,296         24,178
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                105,418        423,073        207,151
Proceeds from principal paydowns, redemptions and maturities of:
        Securities available for sale                                               892,419        495,551        215,749
        Securities held to maturity                                                  90,956        181,125        215,916
Purchases of securities available for sale                                         (803,699)    (1,540,370)      (476,146)
Purchases of securities held to maturity                                            (57,421)       (96,115)      (191,793)
Net purchases of Federal Home Loan Bank of New York stock                              (541)        (5,450)        (4,329)
Net proceeds from Fourth Federal Savings Bank branch
  acquisition (net liabilities assumed $15,491)                                          --             --         14,557
Net liabilities assumed in Reliance Bank acquisition                                 10,697             --             --

Net (increase) decrease in interest bearing deposits in other banks                    (284)            (5)           270
Net increase in loans outstanding                                                   (51,749)      (100,163)      (182,075)
Purchases of premises and equipment - net                                            (2,533)        (3,760)        (1,782)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                                183,263       (646,114)      (202,482)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits, NOW,
   money market and savings accounts                                                 32,261        153,325         94,935
Net increase in time deposits, net of withdrawals and maturities                     26,995         69,937         15,404
Net (decrease) increase in securities sold under agreements
   to repurchase - short-term                                                      (254,309)       280,427            (74)
Net (decrease) increase of Federal Home Loan Bank of
   New York advances - short-term                                                   (10,500)        10,500             --
Proceeds from securities sold under agreements to repurchase - long-term             75,000        115,000         90,000
Repayment of securities sold under agreements to repurchase - long-term             (67,000)            --             --
Repayment of Federal Home Loan Bank of New York advances - long-term                (11,664)       (16,516)        (3,402)
Net proceeds from issuance of Corporation-Obligated mandatory
   redeemable capital securities of subsidiary trusts                                 9,975             --          9,673
Redemption from sale of junior preferred stock of consolidated subsidiary                --             (1)            (1)
Cash dividends paid                                                                  (9,579)        (7,633)        (6,843)
Proceeds from exercise of common stock options                                          740          1,652            577
Purchases of treasury stock                                                          (5,466)        (4,223)          (985)
-------------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                               (213,547)       602,468        199,284
-------------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (2,156)       (23,350)        20,980
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         67,451         90,801         69,821
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $    65,295    $    67,451    $    90,801
=========================================================================================================================
Supplemental Disclosures:
-------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                   $   (57,398)   $   (53,330)   $   (54,410)
Income tax payments                                                                 (17,100)       (19,396)       (14,587)
-------------------------------------------------------------------------------------------------------------------------
Change in shares held in trust for deferred compensation                               (419)          (636)          (513)
-------------------------------------------------------------------------------------------------------------------------
Change in deferred compensation obligation                                              419            636            513
-------------------------------------------------------------------------------------------------------------------------
Change in accumulated other comprehensive (loss) income                                (977)        (7,991)           456
-------------------------------------------------------------------------------------------------------------------------
Non cash purchases of treasury stock related to exercise of stock options            (1,600)        (1,940)        (1,493)
-------------------------------------------------------------------------------------------------------------------------
Non-cash exercise of stock options and related tax benefit                            2,181          2,834          1,702
-------------------------------------------------------------------------------------------------------------------------
Issuance of treasury stock related to the exercise of stock options                   2,436          3,715            179
-------------------------------------------------------------------------------------------------------------------------
Purchase of held to maturity and available for sale securities
   not yet settled, including interest receivable                                        --            924        263,090
-------------------------------------------------------------------------------------------------------------------------
Payment for held to maturity and available for sale securities not
   yet settled at beginning of period, including interest receivable                   (924)      (263,090)            --
-------------------------------------------------------------------------------------------------------------------------
Transfer of available for sale securities to held to maturity securities            298,481         46,941             --
-------------------------------------------------------------------------------------------------------------------------
Transfer of fixed assets under construction (other assets) at
   beginning of the period to premises and equipment - net                               --          2,383             --
-------------------------------------------------------------------------------------------------------------------------
Loans acquired in acquisition of Reliance Bank, including interest receivable        10,869             --             --
-------------------------------------------------------------------------------------------------------------------------
Deposits assumed in acquisition of Reliance Bank, including interest payable         23,933             --             --
-------------------------------------------------------------------------------------------------------------------------
Other assets (including intangibles) acquired in acquisition of Reliance
   Bank, net of other liabilities Assumed                                             2,367             --             --
-------------------------------------------------------------------------------------------------------------------------
Exchange of Tappan Zee Financial, Inc. common shares
   not converted to treasury stock                                                       --             --            (97)
=========================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2004, 2003, and 2002
U.S.B. Holding Co., Inc.
--------------------------------------------------------------------------------

                                                                     (000's, except share data)
----------------------------------------------------------------------------------------------------------------------
                                                     Common         Common
                                                      Stock          Stock    Additional
                                                     Shares            Par       Paid-in      Retained       Treasury
                                                Outstanding          Value       Capital      Earnings          Stock
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                       18,379,346    $       195   $   137,627   $     8,457    $   (13,381)

Net income                                               --             --            --        27,034             --
Other comprehensive income:
    Net unrealized securities gain
       arising during the year, net of
       tax of $1,643                                     --             --            --            --             --
    Reclassification adjustment of net gain
       for securities sold, net of tax
        of $1,325                                        --             --            --            --             --

        Other comprehensive income                       --             --            --            --             --

Total comprehensive income                               --             --            --            --             --
Cash dividends:
    Common ($0.33 per share)                             --             --            --        (6,833)            --
    Junior preferred stock                               --             --            --           (10)            --
Common stock options exercised and
    related  tax benefit                            286,485              3         2,276            --            179
Purchases of treasury stock                        (164,251)            --            --            --         (2,575)
ESOP shares committed to be released                     --             --           151            --             --

Deferred compensation obligation                         --             --            --            --             --
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     18,501,580            198       140,054        28,648        (15,777)
Net income                                               --             --            --        29,288             --

Other comprehensive (loss):
    Net unrealized securities (loss)
       arising during the year, net of
       tax benefit of $3,688                             --             --            --            --             --
    Reclassification adjustment of net gain
       for securities sold, net of tax
        of $1,835                                        --             --            --            --             --

    Other comprehensive (loss)                           --             --            --            --             --

Total comprehensive income                               --             --            --            --             --

Five percent common stock dividend                  994,545             10        18,638       (18,663)
Five percent common sock dividend on
      treasury stock                                (70,401)            --            --            --             --

Cash dividends:
    Common ($0.37 per share)                             --             --            --        (7,608)            --

    Junior preferred stock                               --             --            --           (10)            --
Common stock options exercised and
    related tax benefit                             429,751              1           770            --          3,715

Purchases of treasury stock                        (367,685)            --            --            --         (6,163)
ESOP shares committed to be released                     --             --           166            --             --
Deferred compensation obligation                         --             --            --            --             --
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                     19,487,790            209       159,628        31,655        (18,225)
Net income                                               --             --            --        28,065             --
Other comprehensive (loss):
    Net unrealized securities (loss)
      arising during the year, net of
      tax benefit and adjustment of effective
      tax rate of $627                                   --             --            --            --             --
    Reclassification adjustment of net
      loss for securities sold, net of
      tax benefit of $130                                --             --            --            --             --

    Other comprehensive (loss)                           --             --            --            --             --

Total comprehensive income                               --             --            --            --             --

Five percent common stock dividend                1,055,984             10        23,795       (23,805)            --
Five percent common stock dividend on
     treasury stock                                 (88,324)            --            --            --             --
Cash dividends:
     Common ($0.47 per share)                            --             --            --        (9,569)            --

     Junior preferred stock                              --             --            --           (10)            --
Common stock options exercised and
     related tax benefit                            221,135              1           484            --          2,436

Purchases of treasury stock                        (329,771)            --            --            --         (7,066)
ESOP shares committed to be released                     --             --           259            --             --

Deferred compensation obligation                         --             --            --            --             --
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                     20,346,814    $       220   $   184,166   $    26,336    $   (22,855)
=====================================================================================================================


                                                                       (000's, except share data)
-------------------------------------------------------------------------------------------------------------
                                                     Common
                                                      Stock                     Accumulated
                                                   Held for       Deferred            Other            Total
                                                    Benefit   Compensation    Comprehensive    Stockholders'
                                                      Plans     Obligation    Income (loss)           Equity
-------------------------------------------------------------------------------------------------------------

Balance at January 1, 2002                        $  (1,601)     $   1,178        $   2,725        $ 135,200

Net income                                               --             --               --           27,034
Other comprehensive income:
    Net unrealized securities gain
       arising during the year, net of
       tax of $1,643                                     --             --            2,346            2,346
    Reclassification adjustment of net gain
       for securities sold, net of tax
        of $1,325                                        --             --           (1,890)          (1,890)
------------------------------------------------------------------------------------------------------------
        Other comprehensive income                       --             --              456              456
------------------------------------------------------------------------------------------------------------
Total comprehensive income                               --             --               --           27,490
Cash dividends:
    Common ($0.33 per share)                             --             --               --           (6,833)
    Junior preferred stock                               --             --               --              (10)
Common stock options exercised and
    related  tax benefit                                 --             --               --            2,458
Purchases of treasury stock                              --             --               --           (2,575)
ESOP shares committed to be released                    130             --               --              281

Deferred compensation obligation                       (513)           513               --               --
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                         (1,984)         1,691            3,181          156,011
Net income                                               --             --               --           29,288

Other comprehensive (loss):
    Net unrealized securities (loss)
       arising during the year, net of
       tax benefit of $3,688                             --             --           (5,336)          (5,336)
    Reclassification adjustment of net gain
       for securities sold, net of tax
        of $1,835                                        --             --           (2,655)          (2,655)
------------------------------------------------------------------------------------------------------------
    Other comprehensive (loss)                           --             --           (7,991)          (7,991)
------------------------------------------------------------------------------------------------------------
Total comprehensive income                               --             --               --           21,297

Five percent common stock dividend                       --             --               --              (15)
Five percent common sock dividend on
      treasury stock                                     --             --               --               --

Cash dividends:
    Common ($0.37 per share)                             --             --               --           (7,608)

    Junior preferred stock                               --             --               --              (10)
Common stock options exercised and
    related tax benefit                                  --             --               --            4,486

Purchases of treasury stock                              --             --               --           (6,163)
ESOP shares committed to be released                    129             --               --              295
Deferred compensation obligation                       (636)           636               --               --
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                         (2,491)         2,327           (4,810)         168,293
Net income                                               --             --               --           28,065
Other comprehensive (loss):
    Net unrealized securities (loss)
      arising during the year, net of
      tax benefit and adjustment of effective
      tax rate of $627                                   --             --           (1,164)          (1,164)
    Reclassification adjustment of net
      loss for securities sold, net of
      tax benefit of $130                                --             --              187              187
------------------------------------------------------------------------------------------------------------
    Other comprehensive (loss)                           --             --             (977)            (977)
------------------------------------------------------------------------------------------------------------
Total comprehensive income                               --             --               --           27,088

Five percent common stock dividend                       --             --               --               --
Five percent common stock dividend on
     treasury stock                                      --             --               --               --
Cash dividends:
     Common ($0.47 per share)                            --             --               --          (9,569)

     Junior preferred stock                              --             --               --             (10)
Common stock options exercised and
     related tax benefit                                 --             --               --            2,921

Purchases of treasury stock                              --             --               --          (7,066)
ESOP shares committed to be released                    130             --               --             389

Deferred compensation obligation                       (419)           419               --              --
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                      $  (2,780)     $   2,746        $  (5,787)      $ 182,046
============================================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

U.S.B. HOLDING CO., INC.
-------------------------------------------------------------------------------

      Balance sheet information as of December 31, 2002, 2001, and 2000, and income statement information for the years ended December 31, 2001 and 2000 are not covered by the Report of Independent Registered Public Accounting Firm included on page 13.

1. NATURE OF OPERATIONS

      U.S.B. Holding Co., Inc. (the "Company"), a Delaware corporation incorporated on July 6, 1982, is a bank holding company that provides financial services through its wholly-owned subsidiaries. The Company and its subsidiaries derive substantially all of their revenue and income from providing banking and related services primarily to customers in Rockland and Westchester Counties, New York City and Long Island, New York, and Southern Connecticut, as well as Orange, Putnam and Dutchess Counties, New York, and the surrounding area (the "Metropolitan area"). The Company is a separate and distinct legal entity from its subsidiaries.

      Union State Bank (the "Bank"), the Company's wholly-owned banking subsidiary, is a New York State chartered full-service commercial bank that was established in 1969. The Bank offers a complete range of community banking services to individuals, municipalities, corporations, and small and medium-size businesses at 27 locations (as of March 14, 2005) in Rockland and Westchester counties, and one location in each of Stamford, Connecticut, Goshen, Orange County, New York, and New York City. The Bank's services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial loans, personal loans, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities, and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs), debit cards, lock-box services, and Internet banking.

      USB Delaware Inc. is a Delaware passive investment company established by the Bank on September 12, 2003. USB Delaware Inc. was established for the purpose of managing TPNZ Preferred Funding Corporation ("TPNZ").

      TPNZ is a wholly-owned subsidiary of USB Delaware Inc. TPNZ manages certain mortgage-backed securities and mortgage loans, substantially all of which were previously owned by the Bank and TPNZ's former parent company, Tarrytowns Bank, FSB ("Tarrytowns"). TPNZ qualifies as a Real Estate Investment Trust for income tax purposes.

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

      Union State Capital Trust I ("Trust I"), a Delaware business trust, Union State Statutory Trust II ("Trust II") and USB Statutory Trust III ("Trust III"), both Connecticut business trusts, and Union State Statutory Trust IV ("Trust IV"), a Delaware business trust, were established by the Company in 1997, 2001, 2002, and 2004, respectively. Trust I, Trust II, Trust III, and Trust IV (collectively, the "Trusts") were established for the purpose of issuing Corporation-Obligated mandatory redeemable capital securities of subsidiary trusts ("Capital Securities") and acquiring junior subordinated debt from the Company (see Note 10).

      Ad Con, Inc., currently inactive, is a nonbank subsidiary of the Company.

2. ACQUISITIONS

      As of the close of business on March 19, 2004, the Bank assumed approximately $23.9 million of deposits and acquired approximately $10.5 million of single-family residential mortgage loans, $10.7 million of cash and cash equivalents, $2.1 million of other assets, and $0.3 million in other loans in connection with the acquisition of Reliance Bank. The premium paid for the deposits assumed was $2.2 million, or 9.4 percent, and $0.2 million, or 1.6 percent, for the single-family residential loans acquired. Reliance Bank was closed by the New York Superintendent of Banks, which appointed the FDIC as Receiver. Reliance Bank, which operated as a one branch bank at 1200 Mamaroneck Avenue, White Plains, New York, became a Bank branch effective immediately after its closing. During February 2005, the Bank closed the Mamaroneck Avenue branch, and the deposits were transferred to the Bank's Martine Avenue, White Plains branch.

      The assumption of deposits and acquisition of certain assets of Reliance Bank has been accounted for as a business combination in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Accounting for Business Combinations." Assets, time deposits, and other liabilities acquired have been recorded at their estimated fair values as of March 19, 2004, and a core deposit intangible of $0.7 million was recorded based on a core deposit valuation study. Goodwill of $1.4 million was also recorded. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the core deposit intangible is being amortized over its estimated life of fifteen years, and the goodwill component is tested for impairment annually at year-end. As of December 31, 2004, there was no impairment of goodwill.

      The results of Reliance Bank operations related to the assets acquired and deposits assumed are included in the Company's Consolidated Statements of Income from the date of its acquisition. Pro forma information as if the transaction occurred at the beginning of the period is not material.

      On October 31, 2002, the Bank completed the acquisition of the Yonkers, New York, branch of Fourth Federal Savings Bank. The branch acquired had approximately $15.5 million in deposits that were assumed by the Bank. The Bank paid a premium of $0.9 million for the deposits acquired, which was recorded as a core deposit intangible asset. The premium is being amortized on a straight-line basis over an eight-year period, which is the estimated average life of the deposits assumed in the transaction.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank (including the Bank's wholly-owned subsidiaries: Dutch Hill Realty Corp.; U.S.B. Financial Services, Inc.; USB Delaware Inc.; and TPNZ (which is a wholly-owned subsidiary of USB Delaware Inc.)), and Ad Con, Inc. The Consolidated Financial Statements also include the accounts of Trust I, Trust II, and Trust III through the year ended December 31, 2003, but do not include Trust I, Trust II, and Trust III as of December 31, 2003, and thereafter as a result of the deconsolidation of the Trusts under Financial Accounting Standards Board ("FASB") Interpretation No. 46 and 46R, "Consolidation of Variable Interest Entities." All intercompany accounts and transactions are eliminated in consolidation.

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

      Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and provision for credit losses. In connection with the determination of the allowance for loan losses and provision for credit losses, management obtains independent appraisals for significant properties for loans that are collateralized by real estate.

      Securities: In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the Consolidated Statements of Condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss).

      The decision to sell securities available for sale is based on management's assessment of changes in economic or financial market conditions, interest rate risk, and the Company's financial position and liquidity. Estimated fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. Securities in an unrealized loss position are periodically evaluated for other than temporary impairment. Management considers the effect of interest rates, credit ratings, and other factors on the valuation of such securities, as well as the Company's intent and ability to hold such securities until a forecasted recovery or maturity occurs. The Company does not acquire any significant amount of securities for the purpose of engaging in trading activities.

      Derivative Instruments and Hedging Activities: In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an Amendment of SFAS 133, and as further amended by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (collectively, "SFAS No. 133"), the Company established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and be measured at fair value. This statement requires that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits changes in the fair value of derivatives to be either offset against the changes in the fair value of the hedged item through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

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

      Allowance for Loan Losses: The allowance for loan losses is increased by charges to income through the provision for credit losses and decreased by charge-offs, net of recoveries of loans previously charged-off. Management also provides a reserve, which is included in other liabilities, related to contractually committed loans that have not yet been funded and standby letters of credit.

      A comprehensive evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function. Several aspects of the evaluation include: the identification and evaluation of past due loans, non-performing loans, impaired loans, and potential problem loans; assessment of the current economic environment, applicable industries represented in the loan portfolio, and geographic and customer concentrations of the loan portfolio; and review of historical credit loss experience.

      Management believes that the allowance for loan losses (the "allowance") and reserve related to unfunded loans and standby letters of credit (the "reserve") appropriately reflect the risk elements inherent in the credit portfolio as of the balance sheet date. In management's judgment, the allowance and reserve are considered appropriate to absorb losses inherent in the credit portfolio. While management uses available information to recognize probable credit losses, future adjustments to the allowance and reserve may be necessary based on changes in economic conditions, particularly in the Company's primary service areas. Regulatory agencies, as an integral part of their examination process, periodically review the allowance and reserve. Such agencies may require adjustments to the allowance and reserve based on their judgment of information available to them at the time of their examination.

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

      Income Taxes: The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting. Deferred income taxes are based on prevailing statutory regulations. Valuation allowances for deferred tax assets are established when, in management's judgment, it is more likely than not that such deferred tax asset will not be realized. The Company and its subsidiaries, with the exception of TPNZ, file a consolidated Federal income tax return. The Company and its subsidiaries, with the exception of TPNZ and USB Delaware Inc., file a combined New York State income tax return. The Bank files separate Connecticut State and New York City income tax returns. TPNZ files separate Federal and New York State income tax returns. USB Delaware Inc. is not subject to State of Delaware income tax under current Delaware law.


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

      Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company, reduced by common stock that could be repurchased by the Company with the assumed proceeds of such exercise or conversion and related tax benefit. Diluted EPS is based on net income available to common stockholders divided by the weighted average number of common shares outstanding and common equivalent shares ("adjusted weighted average common shares"). Stock options granted but not yet exercised under the Company's stock option plans are considered common stock equivalents for Diluted EPS calculations.

      Accounting for Stock-Based Compensation: SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), establishes a fair value based method of accounting for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

      SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Procedure," amended SFAS 123 to provide alternate methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amended the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amended APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information.

      The Company provides stock option plans to the Company's Board of Directors, Tappan Zee Financial, Inc.'s ("Tappan Zee") (parent company of Tarrytowns) former Board of Directors, and certain employees (see Note 17) for the purchase of Company common stock at prices at least equal to the fair value of the Company's common stock on the date of grant. All stock option plans have been approved by the stockholders of the Company. The Company has elected to continue to measure compensation expense for its stock-based compensation plans under the recognition and measurement principles of APB No. 25 through the year ended 2004 reporting period, and to provide pro forma disclosures of compensation expense measured by the fair value based method as defined by SFAS No. 123. No stock-based employee compensation is reflected in net income, as all options granted under the Company's plans have an exercise price at least equal to the market value of the underlying common stock on the date of grant.

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

               The following table compares the Company's net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the years ended December 31, 2004, 2003, and 2002.

                                                        (000's, except share data)
                                                                Years Ended
                                                               December 31,
                                                    2004           2003           2002
---------------------------------------------------------------------------------------
Net income, as reported                       $   28,065     $   29,288     $   27,034
Less preferred stock
  Dividends                                           10             10             10
Less total stock-based
  compensation expense
  determined under the fair
   value based method for all
   awards, net of tax                              2,910          1,668          1,820
--------------------------------------------------------------------------------------
Pro forma net income                          $   25,145     $   27,610     $   25,204
  available to common
  stockholders
======================================================================================
Earnings per common share:

  Basic - as reported                         $     1.38     $     1.43     $     1.33
  Basic - pro forma                                 1.23           1.35           1.24

  Diluted - as reported                       $     1.31     $     1.39     $     1.29
  Diluted - pro forma                               1.18           1.31           1.20
======================================================================================

      The following weighted average assumptions were used for Director Plan grants in 2004, 2003, and 2002, respectively: dividend yields of 2.16, 2.52, and
2.47 percent; volatility factors of the expected market price of the Company's common stock of 40.25, 41.33, and 41.93 percent; risk free interest rates of 3.34, 2.47, and 4.55 percent; and expected lives of 7.63, 7.62, and 7.91 years. The following weighted average assumptions were used for Employee Plan grants in 2004, 2003, and 2002, respectively: dividend yields of 2.00, 2.52, and 2.47 percent; volatility factors of the expected market price of the Company's common stock of 39.77, 41.62, and 42.00 percent; risk-free interest rates of 3.60, 3.10, and 4.68 percent; and expected lives of 8.50, 8.96, and 8.55 years.

      SFAS No. 123 was revised (SFAS No. 123R) in December 2004 to require accounting for stock based compensation using a fair value based method in the financial statements for the first interim or reporting period beginning after June 15, 2005. Under the SFAS No. 123R transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The effect of complying with SFAS No. 123R will have a significant effect on the Company's net income as disclosed in the table on page 20.

      Reporting Comprehensive Income: Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by and distributions to owners.

      The Company's Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003, and 2002 are presented as part of the Consolidated Statements of Changes in Stockholders' Equity.

      Goodwill and Other Intangible Assets: SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), requires, among other things, amortization of intangibles over the estimated useful lives and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires an annual impairment test of goodwill.

      At December 31, 2004, core deposit intangible assets, net of accumulated amortization, acquired in connection with bank and branch acquisitions were $4.1 million and $0.6 million, and are being amortized over eight year and fifteen year periods, respectively, the estimated life of the deposits assumed. In addition, there is $0.1 million of intangible assets related to a favorable lease acquired. The annual amortization expense for the remaining life of all intangibles will vary throughout the amortization periods of which the maximum amount of amortization will be $1.1 million during such periods. Gross intangible assets related to bank and branch acquisitions, and accumulated amortization on such intangible assets at December 31, 2004 and 2003 was $9.0 million and $4.2 million, and $8.4 million and $3.1 million, respectively. At December 31, 2004, goodwill recorded totaled $1.4 million. The Company did not have any goodwill recorded at December 31, 2003.

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

      Upon adoption of the provisions of FIN No. 46R, the Company was required to deconsolidate its Trusts, which have issued Capital Securities. Accordingly, the Consolidated Financial Statements as of December 31, 2003 and thereafter reflect junior subordinated debt issued in connection with the Capital Securities, as well as an investment in common equity of the Trusts. As a result of this deconsolidation, the Federal Reserve has reevaluated the regulatory implications of this accounting change on the capital treatment of the Capital Securities and has issued a final rule that retains the Tier I capital treatment of Capital Securities with certain modifications. The final rule did not have an impact on the Company's treatment of the Capital Securities as Tier I Capital.

      Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics for both liabilities and equity. SFAS No. 150 requires the classification in the Consolidated Statements of Condition of certain financial instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the Consolidated Statements of Condition. SFAS No. 150 was effective for first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 required the reclassification of Capital Securities to the liability section of the Consolidated Statements of Condition. Subsequently, upon adoption of FIN No. 46R, the Company deconsolidated the Trusts and recorded junior subordinated debt as previously discussed. The Company's adoption of SFAS No. 150 did not have any other impact on its Consolidated Financial Statements.

      Pending Accounting Pronouncement -- Accounting for Exchanges of Nonmonetary Assets: In December 2004, the FASB issued SFAS No. 153, "Accounting for Exchanges of Nonmonetary Assets" ("SFAS No. 153"). SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 on January 1, 2006 will not have any impact on its Consolidated Financial Statements.

      Consolidated Statements of Cash Flows: For purposes of presenting the Consolidated Statements of Cash Flows, Cash and Cash Equivalents include cash and due from banks, as well as federal funds sold.

      Reclassifications: Certain reclassifications have been made to prior year accounts to conform to the current year's presentation.

4. SECURITIES

      A summary of the amortized cost, related gross unrealized gains and losses of securities, and estimated fair value at December 31, 2004 and 2003 is as follows:

-----------------------------------------------------------------------------------------------------
                                                                           (000's)
                                                                     Gross        Gross    Estimated
                                                    Amortized   Unrealized   Unrealized         Fair
December 31, 2004                                        Cost        Gains       Losses        Value
-----------------------------------------------------------------------------------------------------
Available for Sale:
U.S. government agencies                             $165,142     $     99     $    461     $164,780
Mortgage-backed securities                            423,143        2,103        1,575      423,671
Obligations of states and political subdivisions          920           51           --          971
Corporate securities                                      114           36           --          150
----------------------------------------------------------------------------------------------------
Total securities available for sale                  $589,319     $  2,289     $  2,036     $589,572
====================================================================================================
Held to Maturity:
U.S. government agencies                             $418,371     $  3,596     $  1,521     $420,446
Obligations of states and political subdivisions       83,830        3,503          351       86,982
----------------------------------------------------------------------------------------------------
Total securities held to maturity                    $502,201     $  7,099     $  1,872     $507,428
====================================================================================================

------------------------------------------------------------------------------------------------------------------------
                                                                                            (000's)
                                                                                    Gross          Gross      Estimated
                                                                 Amortized     Unrealized     Unrealized           Fair
December 31, 2003                                                     Cost          Gains         Losses          Value
------------------------------------------------------------------------------------------------------------------------
Available for Sale:
U.S. government agencies                                        $  637,582     $       30     $    6,034     $  631,578
Mortgage-backed securities                                         450,381          1,000          3,295        448,086
Obligations of states and political subdivisions                     1,400             84             --          1,484
Corporate securities                                                   152             81              1            232
-----------------------------------------------------------------------------------------------------------------------
Total securities available for sale                             $1,089,515     $    1,195     $    9,330     $1,081,380
=======================================================================================================================
Held to Maturity:
U.S. government agencies                                        $  164,821     $      748     $    1,733     $  163,836
Obligations of states and political subdivisions                    73,177          4,118            379         76,916
-----------------------------------------------------------------------------------------------------------------------
Total securities held to maturity                               $  237,998     $    4,866     $    2,112     $  240,752
=======================================================================================================================

      During the years ended December 31, 2004, 2003, and 2002, gross realized gains from sales of securities available for sale were $1,199,000, $8,383,000, and $6,405,000. There were no gross realized losses during 2004, 2003, and 2002.

      The following tables present the amortized cost of securities at December 31, 2004, distributed based on contractual maturity or earlier call date for securities expected to be called, and unaudited weighted average yields computed on a tax equivalent basis. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties, and due to monthly principal payments and prepayments for mortgage-backed securities, which are distributed to a maturity category based on estimated average lives.

Maturities of Securities Available for Sale
-------------------------------------------------------------------------------

                                                                  (000's, except percentages)
                                                             Within 1                    After 1 But
                                                               Year                         Within 5
                                                                                               Years
 ---------------------------------------------------------------------------------------------------------------------
                                                           Weighted                         Weighted
                                                            Average                          Average
                                               Amt.           Yield             Amt.           Yield             Amt.
 ---------------------------------------------------------------------------------------------------------------------
U.S. government agencies:
     Fixed rate                         $    92,227            6.05%     $    72,915            5.75%     $        --
Mortgage-backed securities:
     Fixed rate                                  --              --           60,514            4.59          104,872
     Adjustable rate                         33,778            3.73           98,573            3.61          119,329
Obligations of states and political
    subdivisions - Fixed rate                    --              --              721            7.48              199

Other                                            --              --               --              --               --
---------------------------------------------------------------------------------------------------------------------
Total securities available for sale     $   126,005            5.43%     $   232,723            4.55%     $   224,400
---------------------------------------------------------------------------------------------------------------------
Estimated fair value                    $   126,072                      $   231,652                      $   225,512
=====================================================================================================================

                                                                          (000's, except percentages)
                                                        After 5 But
                                                          Within 10                      After 10
                                                              Years                         Years                        Total
 -------------------------------------------------------------------------------------------------------------------------------
                                                           Weighted                      Weighted                      Weighted
                                                            Average                       Average                       Average
                                               Amt.           Yield             Amt.        Yield             Amt.        Yield
 -------------------------------------------------------------------------------------------------------------------------------
U.S. government agencies:
     Fixed rate                         $        --              --%     $        --           --%      $  165,142         5.92%
Mortgage-backed securities:
     Fixed rate                             104,872            4.58               32         7.32          165,418         4.58
     Adjustable rate                        119,329            3.66            6,045         3.68          257,725         3.65
Obligations of states and political
    subdivisions - Fixed rate                   199            8.56               --           --              920         7.71

Other                                            --              --              114         2.70              114         2.70
-------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale     $   224,400            4.09%     $     6,191         3.68%      $  589,319         4.55%
-------------------------------------------------------------------------------------------------------------------------------
Estimated fair value                    $   225,512                      $     6,336                    $  589,572
===============================================================================================================================

Maturities of Securities Held to Maturity

                                                                  (000's, except percentages)
                                                           Within 1                      After 1 But
                                                               Year                         Within 5
                                                                                               Years
----------------------------------------------------------------------------------------------------------------------
                                                           Weighted                         Weighted
                                                            Average                          Average
                                               Amt.           Yield             Amt.           Yield             Amt.
----------------------------------------------------------------------------------------------------------------------
U.S. government agencies:
     Fixed rate                         $    24,970            5.97%     $   282,185            5.55%     $   111,216
Obligations of states and political
    subdivisions - Fixed rate                 9,002            3.34           10,617            7.24           12,166
---------------------------------------------------------------------------------------------------------------------
Total securities held to maturity       $    33,972            5.27%     $   292,802            5.61%     $   123,382
---------------------------------------------------------------------------------------------------------------------
Estimated fair value                    $    33,929                      $   293,888                      $   125,978
=====================================================================================================================

                                  After 5 But
                                    Within 10                         After 10
                                        Years                            Years                           Total
---------------------------------------------------------------------------------------------------------------
                                     Weighted                         Weighted                        Weighted
                                      Average                          Average                         Average
                                        Yield             Amt.           Yield             Amt.          Yield
---------------------------------------------------------------------------------------------------------------
U.S. government agencies:
     Fixed rate                          5.27%     $        --              --%     $   418,371            5.50%
Obligations of states and political
    subdivisions - Fixed rate            7.01           52,045            6.21           83,830            6.15
---------------------------------------------------------------------------------------------------------------
Total securities held to maturity        5.44%     $    52,045            6.21%     $   502,201            5.61%
---------------------------------------------------------------------------------------------------------------
Estimated fair value                               $    53,633                      $   507,428
===============================================================================================================

Available for sale and held to maturity obligations of states and political subdivisions are not subject to Federal income tax, and the yields in the above table are presented on a tax equivalent basis.

      Securities having a total carrying amount of approximately $803.9 million at December 31, 2004 were pledged to secure public deposits, as required or permitted by law, letters of credit, and securities sold under agreements to repurchase transactions.

      As of July 16, 2004, the Company transferred at fair value available for sale U.S. government agency securities with an amortized cost basis and fair value of approximately $307.6 million and $298.2 million, respectively, to held to maturity. The unrealized loss of $9.4 million, $6.2 million net of tax, was included as a component of other comprehensive income (loss) and is being accreted over the remaining life of the securities transferred. Management does not intend to sell these securities.

      The net unrealized loss on the transferred securities at December 31, 2004 was $6.0 million, net of taxes.

      As of December 31, 2004, the security portfolio had gross unrealized losses of $3.9 million, of which $2.0 million and $1.9 million were related to available for sale securities and held to maturity securities, respectively.

      A summary of gross unrealized losses on securities that are not other-than-temporarily impaired, which have been in a continuous unrealizable loss position for less than 12 months, and those securities, which have been in a continuous loss position for 12 months or longer as of December 31, 2004 and 2003, is as follows


Securities in an Unrealized Loss Position that are not Other-Than-Temporarily Impaired

----------------------------------------------------------------------------------------------------------------------------------

December 31, 2004                          Less Than 12 Months                 12 Months or More                 Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                 Gross                        Gross                         Gross
                                                            Unrealized                   Unrealized                    Unrealized
                                    Fair Value                  Losses      Fair Value       Losses     Fair Value         Losses
----------------------------------------------------------------------------------------------------------------------------------
U.S. government agencies              $119,700                  $  515        $ 93,440       $1,467       $213,140         $1,982

Mortgage backed securities             116,324                   1,360          32,123          215        148,447          1,575

Obligations of states and
political subdivisions                  21,995                     217           2,790          134         24,785            351

Corporate securities                        --                      --              --           --             --             --
---------------------------------------------------------------------------------------------------------------------------------
Total temporarily impaired
  securities                          $258,019                  $2,092        $128,353       $1,816       $386,372         $3,908
=================================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------
December 31, 2003                        Less Than 12 Months               12 Months or More                Total
-------------------------------------------------------------------------------------------------------------------------------
                                                           Gross                          Gross                        Gross
                                                      Unrealized                     Unrealized                   Unrealized
                                    Fair Value            Losses       Fair Value        Losses    Fair Value         Losses
-------------------------------------------------------------------------------------------------------------------------------
U.S. government agencies              $674,776           $ 7,767     $         --        $   --      $674,776        $ 7,767

Mortgage backed securities             301,838             3,295               --            --       301,838          3,295

Obligations of states and
political subdivisions                 10,817                379               --            --        10,817            379

Corporate securities                       --                 --               31             1            31              1
----------------------------------------------------------------------------------------------------------------------------
Total temporarily impaired            $987,431           $11,441     $         31        $    1      $987,462        $11,442
============================================================================================================================

      The Company's U.S. government agency and mortgage-backed securities that are in an unrealized loss position at December 31, 2004 and 2003 are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At December 31, 2004 and 2003, approximately $7.3 million and $5.8 million of issuances are bond or tax anticipation notes from local municipalities, which are not rated, respectively.


      At December 31, 2004 the number of securities in an unrealized loss position included 8 U.S. government agencies, 17 mortgage-backed securities, and 85 obligations of states and political subdivisions. At December 31, 2003, the number of securities in an unrealized loss position included 21 U.S. government agencies, 24 mortgage-backed securities, 33 obligations of states and political subdivisions, and one corporate security. The temporary impairment on securities of less than 12 months at December 31, 2004 and 2003, and 12 months or more at December 31, 2004, is due to the higher interest rate environment as compared to the periods in which the securities were initially purchased. The higher interest rates at December 31, 2004 and 2003, resulted in a decline in the market value of the securities. The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment. Management does not consider the temporary impairment of the securities to be severe due to the high credit quality or insurance provided by private insurance companies, and the intent and ability of the Company to hold such securities until a forecasted recovery or maturity occurs.

      The temporary impairment on securities of 12 months or more at December 31, 2003, is due to the lower market value of the common stock at December 31, 2003, as compared to the period when the common stock was purchased. The temporary impairment will fluctuate as the common stock investment is continually valued by factors in the market place. Management does not consider the temporary impairment of the security to be severe due to the nominal amount of the security.



5. LOANS

     Major classifications of loans at December 31 are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (000's)
                                                      2004             2003             2002             2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
Time and demand loans                          $   165,884      $   139,018      $   132,199      $   125,508      $   120,346
Installment loans                                    7,802            8,570           10,174           12,311           17,597
Credit card                                          6,400            5,631            5,760            6,577            7,273
Real estate loans
    - Commercial                                   594,167          615,061          568,894          501,943          433,579
    - Residential                                  248,667          238,707          230,267          211,942          195,258
    - Construction and land development            401,802          381,107          348,151          266,041          269,041
    - Home equity                                   80,199           60,539           55,190           46,607           43,855
Other                                                6,869            4,934            4,017            3,885            2,774
-----------------------------------------------------------------------------------------------------------------------------------
Gross loans                                      1,511,790        1,453,567        1,354,652        1,174,814        1,089,723
Deferred net commitment fees                        (3,692)          (4,887)          (4,211)          (3,868)          (2,942)
-----------------------------------------------------------------------------------------------------------------------------------
Total loans                                      1,508,098        1,448,680        1,350,441        1,170,946        1,086,781
Allowance for loan losses                          (15,226)         (14,757)         (14,168)         (12,412)         (11,338)
-----------------------------------------------------------------------------------------------------------------------------------
Total loans, net                               $ 1,492,872      $ 1,433,923      $ 1,336,273      $ 1,158,534      $ 1,075,443
===================================================================================================================================

      At December 31, 2004 and 2003, there were no loans or commitments to close loans that were held for sale. The Bank sold one residential mortgage loan to Freddie Mac totaling $0.2 million in 2002. No loans were sold during 2004 and 2003.

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

      An analysis of the allowance for loan losses and reserve for unfunded loan commitments and standby letters of credit for the years ended December 31 is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (000's, except percentages)
                                                                2004           2003           2002           2001           2000
-----------------------------------------------------------------------------------------------------------------------------------
Total loans                                              $ 1,508,098    $ 1,448,680    $ 1,350,441    $ 1,170,946    $ 1,086,781
-----------------------------------------------------------------------------------------------------------------------------------
Net loans outstanding at year end                          1,492,872      1,433,923      1,336,273      1,158,534      1,075,443
-----------------------------------------------------------------------------------------------------------------------------------
Average net loans outstanding during the year              1,475,462      1,391,689      1,245,697      1,101,091      1,003,279
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance at beginning of the year                         $    14,757    $    14,168    $    12,412    $    11,338    $    10,687
Provision for credit losses charged
  to expense                                                   3,687          2,513          4,109          1,684          3,125
Reclassification of provision for
  credit losses related to unfunded
  loan commitments and standby letters
  of credit, and classified as other
  liabilities                                                     (6)           (39)          (161)          (336)            --
-----------------------------------------------------------------------------------------------------------------------------------
                                                              18,438         16,642         16,360         12,686         13,812
-----------------------------------------------------------------------------------------------------------------------------------
Charge-offs and recoveries during the year:
Charge-offs:
        Real estate                                           (3,179)        (1,783)        (1,352)           (65)        (2,376)
        Time and demand                                           --             --            (43)           (56)           (18)
        Installment                                             (130)          (249)          (839)          (237)          (229)

Recoveries:
        Real estate                                               --             72             --             --             --
        Time and demand                                           --             --             --             16             60
        Installment                                               97             75             42             68             89
-----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs during the year                               (3,212)        (1,885)        (2,192)          (274)        (2,474)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at year end                                      $    15,226    $    14,757    $    14,168    $    12,412    $    11,338
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for unfunded loan commitments and
  standby letters of credit                              $       542    $       536    $       497    $       336    $        --
-----------------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average net
  loans outstanding during the year                             0.22%          0.14%          0.18%          0.02%          0.25%
Ratio of allowance for loan losses to
  total loans outstanding at year end                           1.01%          1.02%          1.05%          1.06%          1.04%
Ratio of provision for credit losses
  to net charge-offs (times)                                    1.15           1.33           1.87           6.15           1.26
===================================================================================================================================

      A summary of the Company's nonaccrual and restructured loans, OREO, and related interest income not recorded on nonaccrual loans as of and for the years ended December 31 is as follows:

-------------------------------------------------------------------------------------------------------------
                                                                        (000's, except percentages)
                                                                  2004     2003      2002      2001      2000
--------------------------------------------------------------------------------------------------------------
Nonaccrual loans at year end                                    $1,648   $6,130   $12,484   $20,703   $19,720

OREO at year end                                                    --       --        34        34        34

Restructured loans at year end                                     137      142       147       152       155

Additional interest income that would have been
  recorded if these borrowers had complied with
  contractual loan terms                                           157      404       895     1,316       455

Non-performing assets to total assets at year end                 0.06%    0.21%     0.49%     1.02%     1.05%
=============================================================================================================

      Substantially all of the nonaccruing loans are collateralized by real estate. At December 31, 2004, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances.

      At December 31, 2004, loans, which are not on nonaccrual status, that management believes were potential problem loans that may result in their being placed on nonaccrual status in the near future, totaled $0.5 million. Accruing loans that are contractually past due 90 days or more at December 31, 2004 are immaterial. Total interest income on nonaccrual loans that would have been recorded if borrowers had complied with contractual loan terms for the years ended December 31, 2004 and 2003 were $161,000 and $440,000, compared to actual interest income reported with respect to such loans of $4,000 and $36,000, respectively.

      At December 31, 2004 and 2003, the recorded investment in loans that are considered to be impaired approximated $1.3 million and $5.6 million, of which $1.3 million and $5.5 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the years ended December 31, 2004, 2003, and 2002 was approximately $4.3 million, $9.1 million, and $18.3 million, respectively. For the years ended December 31, 2004, 2003, and 2002 interest income recognized by the Company on impaired loans was not material.

      As applicable, each impaired loan has a related allowance for loan losses. The total allowance for loan losses specifically allocated to one impaired real estate construction loan, held by the Bank's wholly owned subsidiary, Dutch Hill Realty Corp. (the "Dutch Hill Loan") with a balance of $1.0 million and $5.5 million, as of December 31, 2004 and 2003, respectively, was $0.2 million for both periods

      In November 2000, the Company reclassified the Dutch Hill Loan in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. As a result of the impairment of this loan, $2.2 million was charged-off in the fourth quarter of 2000, reducing the loan balance to $17.5 million. During the year ended December 31, 2001, "protected advances" of $0.6 million were made in connection with payments of real estate taxes and common charges and, through an agreement with the borrower, $1.4 million was loaned to the borrower for completion of the project, which further increased the balance to $19.5 million as of December 31, 2001.

      At December 31, 2002, the recorded loan balance was $12.4 million, which was reduced by principal payments of $9.6 million and charge-offs of $1.4 million made during 2002. Additional financing was provided on the Dutch Hill Loan of $3.9 million in 2002.

      At December 31, 2003, the recorded loan balance was $5.5 million, which was further reduced by principal payments, partially offset by advances to complete construction and maintain operations of the project of $5.1 million, and charge-offs of $1.8 million during 2003.

      Construction of the condominium units, which collateralized the loan, was completed in 2004. At December 31, 2004, the recorded loan balance was $1.0 million, which was reduced by charge-offs of $3.2 million, of which $2.9 million occurred during the 2004 fourth quarter, and principal payments. The charge-off was recorded as a result of the Superior Court of New Jersey ruling on November 30, 2004 against Dutch Hill Realty Corp. and in favor of the defendants in connection with the foreclosure action of two collateral security mortgages on New Jersey properties that partially collateralized the Dutch Hill Loan. As a result, management determined that a portion of the balance of the loans of $2.9 million, not previously charged-off or paid, and secured by the collateral security mortgages, should be charged-off. The court also voided the personal guarantee of one of the principals. The guarantees have not been considered in determining the amount of charge-offs or allowance for loan losses applicable to this loan.

      As of February 3, 2005, all 83 condominium units in the project have been sold and the remaining loan balance has been paid in full. The Bank's wholly owned subsidiary, Dutch Hill Realty Corp, is in the process of appealing the unfavorable ruling by the Superior Court of New Jersey. Any recovery as a result of the appeal will be recorded when and if realized.


      A summary of impaired loans by loan amount, loan type and measurement method is as follows:

-----------------------------------------------------------------------------------------------------------
                                                                          (000's)
                                                                     As of December 31,
                                                       2004                             2003
                                         Present Value      Fair Value     Present Value        Fair Value
                                           of Expected              of       of Expected                of
                                            Cash Flows      Collateral        Cash Flows        Collateral
-----------------------------------------------------------------------------------------------------------
Real estate - commercial                        $  952            $137            $2,606            $3,042
Business Loans - commercial                        203              --                --                --
----------------------------------------------------------------------------------------------------------
Totals                                          $1,155            $137            $2,606            $3,042
==========================================================================================================

6. PREMISES AND EQUIPMENT

      A summary of premises and equipment at December 31 is as follows:

-------------------------------------------------------------------------------
                                                                (000's)
                                                           2004           2003
-------------------------------------------------------------------------------
Land                                                    $ 4,190        $ 4,190
Buildings                                                10,563         10,487
Leasehold improvements                                      136            138
Furniture, fixtures and equipment                         7,967          7,141
------------------------------------------------------------------------------
                                                         22,856         21,956
Less accumulated depreciation and amortization            7,240          6,603
------------------------------------------------------------------------------
Premises and equipment, net                             $15,616        $15,353
==============================================================================


      The Bank leases certain premises and equipment under noncancellable operating leases. Certain of these lease agreements provide for periodic increases in annual rental payments based on current price indices, renewal options for varying periods and purchase options at amounts, which are expected to approximate the fair values of the related assets at the dates the options are exercisable.

      Rent expense for premises and equipment was $1,181,000 in 2004, $999,000 in 2003, and $993,000 in 2002.

      The Bank leases a portion of its owned properties to tenants under operating leases and recorded rental income of approximately $263,000 in 2004, $264,000 in 2003, and $237,000 in 2002.


      As of December 31, 2004 future minimum lease payments are as follows:


------------------------------------------------------------------------------
           Years Ending December 31,                               (000's)
------------------------------------------------------------------------------
                 2005                                              $  996
                 2006                                                 774
                 2007                                                 702
                 2008                                                 642
                 2009                                                 453
           After 2009                                                 574
------------------------------------------------------------------------------
           Total minimum lease payments                            $4,141
==============================================================================

As of December 31, 2004 future minimum lease receipts are as follows:

------------------------------------------------------------------------------
           Years Ending December 31,                           (000's)
------------------------------------------------------------------------------
                    2005                                         $240
                    2006                                          114
                    2007                                           21
                    2008                                           --
                    2009                                           --
------------------------------------------------------------------------------
           Total minimum lease receipts                          $375
==============================================================================

7. DEPOSITS

      A summary of deposits at December 31 is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                                 (000's)
                                                                                         2004              2003
-----------------------------------------------------------------------------------------------------------------
Non-interest bearing deposits:
Individuals, partnerships, and corporations                                        $  295,022        $  275,089
Certified and official checks                                                          13,305            12,907
States and political subdivisions                                                       9,547             8,137
-----------------------------------------------------------------------------------------------------------------
Total non-interest bearing deposits                                                   317,874           296,133
-----------------------------------------------------------------------------------------------------------------
Interest bearing deposits:
NOW accounts                                                                          131,879           110,123
Money market accounts                                                                 175,435           176,132
Savings deposits                                                                      418,536           435,373
States and political subdivisions - NOW, money market, and savings deposits            60,777            43,825
Time deposits of individuals, partnerships, corporations                              502,479           500,917
Brokered time deposits                                                                 49,860            25,000
States and political subdivisions - time deposits                                     112,880           101,041
IRA's and Keogh's                                                                      88,498            86,505
-----------------------------------------------------------------------------------------------------------------
Total interest bearing deposits                                                     1,540,344         1,478,916
-----------------------------------------------------------------------------------------------------------------
Total deposits                                                                     $1,858,218        $1,775,049
=================================================================================================================


      Time deposits, including IRA's and Keogh's, time deposits of states and political subdivisions, and brokered time deposits, classified by time remaining to maturity for each of the five years following December 31, 2004 are as follows:

-------------------------------------------------------------------------------
                                                         (000's)
-------------------------------------------------------------------------------
Less than 12 months                                     $426,398
Over 12 months through 24 months                         219,569
Over 24 months through 36 months                          52,535
Over 36 months through 48 months                          28,017
Over 48 months through 60 months                          27,198
-------------------------------------------------------------------------------
Total                                                   $753,717
===============================================================================

      At December 31, 2004 and 2003, certificates of deposit, brokered time deposits, and other time deposits of $100,000 or more totaled $284,900,000, and $291,300,000, respectively. These time deposits of $100,000 or more include deposits of states and political subdivisions, which are acquired on a bid basis.

      At December 31, 2004, such deposits of $100,000 or more classified by time remaining to maturity were as follows:

-------------------------------------------------------------------------------
                                                          (000's)
-------------------------------------------------------------------------------
3 months or less                                         $125,832
Over 3 months through 6 months                             44,232
Over 6 months through 12 months                            30,686
Over 12 months                                             84,150
-------------------------------------------------------------------------------
Total                                                    $284,900
===============================================================================

8. INCOME TAXES

      The components of the provision for income taxes for the years ended December 31 are as follows:

-------------------------------------------------------------------------------
                                                       (000's)
                                         2004             2003             2002
-------------------------------------------------------------------------------
Federal:
        Current                      $ 16,861         $ 19,789         $ 15,000
        Deferred                       (3,658)          (5,841)          (2,795)
-------------------------------------------------------------------------------
                                       13,203           13,948           12,205
-------------------------------------------------------------------------------
State:
        Current                           262            1,124            2,134
        Deferred                         (687)            (589)            (461)
        Valuation
        allowance                       1,082            1,548               --
-------------------------------------------------------------------------------
                                          657            2,083            1,673
-------------------------------------------------------------------------------
Total                                $ 13,860         $ 16,031         $ 13,878
===============================================================================

      The income tax provision includes income taxes related to gains on securities transactions of approximately $420,000, $3,426,000, and $2,638,000 for the years ended December 31, 2004, 2003, and 2002, respectively.


      The income tax effects of temporary differences that give rise to the significant portions of the cumulative deferred tax asset (liability), net at December 31, 2004 and 2003 are as follows:

--------------------------------------------------------------------------------------------
                                                                                (000's)
                                                                        2004            2003
--------------------------------------------------------------------------------------------
Allowance for loan losses and reserve                               $  6,445         $ 6,250
    for unfunded loan commitments and standby letters of
    credit
Deferred compensation and benefit plan expenses                        2,648           2,254
Deferred loan fees, net                                                1,584           1,821
Sale of loans to subsidiary                                            1,033           1,181
Accrued dividend                                                      (3,458)         (6,929)
Depreciation and other, net                                            1,376           1,161
Fair value adjustment, securities                                      3,116           3,325
State deferred tax asset valuation allowance, net of Federal tax
    benefit                                                           (1,710)         (1,006)
--------------------------------------------------------------------------------------------
Total deferred tax asset, net                                       $ 11,034         $ 8,057
============================================================================================

      The deferred tax asset, net is recorded as a component of other assets in the Consolidated Statements of Condition.

      The Company has a net operating carry forward loss ("NOL") for New York State tax purposes of $2.7 million expiring in 2024. The income tax effect of such NOL is included in Depreciation and other, net.

      The income tax effect on the fair value adjustment of available for sale securities and the income tax effect on securities transferred at fair value from available for sale to held to maturity are components of accumulated other comprehensive income (loss).

      As a result of a reduction in taxable income for New York State tax purposes, the Company has established a valuation allowance in the amount of $2.6 million and $1.5 million as of December 31, 2004 and 2003, respectively, to reduce the State deferred tax asset to the amount that management believes will more likely than not be realized. As of December 31, 2004, the State deferred tax asset, net of state deferred tax liabilities, is fully reserved by the valuation allowance.

      The following is a reconciliation of the statutory Federal income tax rate to the effective income tax rate as a percentage of income before taxes for the years ended December 31:

----------------------------------------------------------------------------------------------
                                                          2004            2003            2002
----------------------------------------------------------------------------------------------
Statutory Federal income tax rate                         35.0%           35.0%           35.0%
Interest on tax exempt obligations of states and
        political subdivisions                            (2.6)           (2.3)           (2.7)
State (benefit) income taxes, net of
         Federal tax benefit                              (0.7)            0.8             2.7
Valuation allowance                                        1.7             2.2              --
Other                                                     (0.3)           (0.3)           (1.1)
----------------------------------------------------------------------------------------------
Effective tax rate                                        33.1%           35.4%           33.9%
==============================================================================================

      The Company recently completed a tax examination by New York State through the tax year ended December 31, 2002, which resulted in no adjustment to previously filed tax returns. The Company is in the process of being examined by the Internal Revenue Service for the tax year ended December 31, 2002.

      The Company is under continuous examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly evaluates the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of tax matters could have an impact on the Company's effective tax rate.

9. BORROWINGS AND LONG-TERM DEBT

      The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

      Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York ("FHLB") advances. Short-term securities sold under agreements to repurchase have original maturities of between one and 365 days. The Bank has borrowing availability under master security sale and repurchase agreements through four primary investment firms, the FHLB, and, to a lesser extent, its customers. At December 31, 2004, the Bank had short-term repurchase agreements with the FHLB of $25.0 million at a weighted average interest rate of 2.10 percent. These short-term borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $29.4 million and $29.7 million, respectively. At December 31, 2004, the Bank also had short-term repurchase agreements with customers of $2.3 million at a weighted average interest rate of 1.93 percent, which were collateralized by securities with an aggregate carrying value and estimated fair value of $2.4 million. The Bank did not have any short-term repurchase agreements outstanding with primary investment firms at December 31, 2004. At December 31, 2003, outstanding short-term repurchase agreements with: primary investment firms totaled $280.0 million at a weighted average interest rate of 1.16 percent that were collateralized by securities having an aggregate carrying value of $300.3 million and estimated fair value of $300.0 million; and customers totaled $1.6 million at a weighted average interest rate of 0.84 percent that were collateralized by securities having an aggregate carrying value and estimated fair value of $1.7 million. There were no short-term repurchase agreements outstanding with the FHLB at December 31, 2003.

      Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $75.0 million. At December 31, 2004 and 2003, the Bank had no federal funds purchased balances outstanding.

      Short-term FHLB advances are borrowings with original maturities of between one and 365 days. There were no short-term advances outstanding with the FHLB at December 31, 2004. At December 31, 2003, outstanding short-term FHLB advances totaled $10.5 million at a weighted average interest rate of 1.06 percent and were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $12.2 million.

      Additional information with respect to short-term borrowings for the three years ended December 31, 2004, 2003, and 2002 is presented in the following table.

------------------------------------------------------------------------------------------
                                                    (000's, except percentages)
Short-Term Borrowings                        2004                2003                2002
------------------------------------------------------------------------------------------
Balance at December 31                $    27,323         $   292,131         $     1,205
Average balance outstanding           $   165,140         $    63,119         $     1,545
Weighted average interest rate
      As of December 31                      2.09%               1.16%               1.18%
      Paid during the year                   1.47%               1.17%               1.59%
===========================================================================================

      The Bank has long-term borrowings, which have original maturities of over one year, of $515.0 million and $507.0 million of securities sold under agreements to repurchase as of December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, these borrowings have original terms of between five and ten years at interest rates between 1.99 percent to 6.08 percent and 1.07 percent to 6.08 percent, respectively, that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of December 31, 2004 and 2003, these borrowings were collateralized by securities with an aggregate carrying value of $518.8 million and $531.6 million, and an estimated fair value of $520.3 million and $531.1 million, respectively.

      At December 31, 2004, long-term FHLB advances totaled $82.7 million at interest rates of between 4.55 percent to 6.05 percent, compared with $94.4 million at December 31, 2003, at interest rates of between 4.27 percent to 6.05 percent. Advances at December 31, 2004 include $2.7 million of amortizing advances having scheduled periodic payments, $10.0 million that are payable at maturity, and $70.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. At December 31, 2004 and 2003, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $96.5 million and $109.9 million, respectively.

      The borrowings/advances may not be repaid by the Bank prior to the scheduled/repurchase payment dates without penalty.

      At December 31, 2004, the Bank has sufficient collateral available to borrow approximately $496.7 million under additional collateralized transactions through securities sold under agreements to repurchase and FHLB advances. The Bank may also borrow an additional $75.0 million under overnight federal funds lines on an unsecured basis.

      The maximum amount of total borrowings outstanding at any month end period during the years ended December 31, 2004, 2003, and 2002 were $926.2 million, $893.5 million, and $504.1 million, respectively.

      At December 31, 2004 and 2003, the Bank held 311,354 shares and 305,937 shares of capital stock of the FHLB with a carrying value of $31.1 million and $30.6 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits a bank's borrowings to an aggregate of 30 percent of total assets, or for collateral pledged by TPNZ, 75 percent of TPNZ net equity, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

      A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at December 31, 2004, with comparative totals for December 31, 2003 and 2002 is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                        (000's, except percentages)
                                                         After 1
                                          Within      But Within           After            2004            2003            2002
Long-Term Borrowings                      1 Year         5 Years         5 Years           Total           Total           Total
----------------------------------------------------------------------------------------------------------------------------------
Contractual Payment Date:            $    10,880     $   135,083     $   451,746     $   597,709     $   601,374     $   502,889
   Total long-term borrowings
   Weighted average interest rate           4.95%           5.15%           4.07%           4.33%           4.21%           4.68%
--------------------------------------------------------------------------------------------------------------------------------
Expected Call Date:                  $    27,880     $   291,083     $   278,746     $   597,709     $   601,374     $   502,889
   Total long-term borrowings
   Weighted average interest rate           3.42%           3.90%           4.86%           4.33%           4.21%           4.68%
--------------------------------------------------------------------------------------------------------------------------------

10. SUBORDINATED DEBT ISSUED IN CONNECTION WITH/AND CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

      The Company has issued approximately $61.9 million of junior subordinated debt in connection with the issuance of $60.0 million of Capital Securities. In accordance with FIN No. 46R, the Company, as of December 31, 2003, has deconsolidated its investment in the subsidiary trusts, which have issued the Capital Securities. As a result of the deconsolidation as of December 31, 2004 and 2003, the Consolidated Financial Statements reflect junior subordinated debt issued in connection with the Capital Securities ("subordinated debt"), along with the Company's investment in common equity of the Trusts. A description of the terms of each issuance of Capital Securities and related subordinated debt (which terms are substantially identical to the related Capital Securities) is discussed below.

      On February 5, 1997, the Company completed its first issuance of Capital Securities that raised $20 million of regulatory capital ($18.8 million net proceeds after issuance costs). The 9.58 percent Capital Securities, due February 1, 2027, were issued by Trust I, a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust I advanced the proceeds to the Company by purchasing 9.58 percent subordinated debt of the Company. The Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until February 1, 2007, and thereafter at a premium which reduces over a ten year period. Dividends and interest are paid semi-annually in February and August.

      On July 31, 2001, the Company completed its second issuance of Capital Securities that raised an additional $20 million of regulatory capital ($19.4 million net proceeds after issuance costs). These Capital Securities and related subordinated debt pay dividends and interest on a floating rate basis, based on three month LIBOR plus 358 basis points (current rate as of December 31, 2004 of 5.74 percent), which resets in October, January, April, and July of each calendar year. These Capital Securities, due July 31, 2031, were issued by Trust II, a Connecticut business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust II advanced the proceeds to the Company by purchasing subordinated debt of the Company. These Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until July 31, 2006, and thereafter at a premium which reduces over a five year period. Dividends and interest are paid quarterly in October, January, April, and July.

      On June 26, 2002, the Company completed its third issuance of Capital Securities that raised $10.0 million of regulatory capital (approximately $9.7 million net proceeds after issuance costs). These Capital Securities and related subordinated debt pay dividends and interest on a floating rate basis, based on three month LIBOR plus 345 basis points (current rate as of December 31, 2004 of 6.00 percent), which resets in September, December, March, and June of each calendar year. These Capital Securities, which are due June 26, 2032, were issued by Trust III, a Connecticut business trust, that was formed by the Company solely to issue these Capital Securities and related common stock. Trust III advanced the proceeds to the Company by purchasing subordinated debt of the Company. These Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until June 26, 2007 at par. Dividends and interest are paid quarterly in September, December, March, and June.

      On March 25, 2004, the Company completed its fourth issuance of subordinated debt in connection with the issuance of Capital Securities totaling $10.3 million that raised $10.0 million of regulatory capital ($9,975,000 net proceeds after issuance costs). The Capital Securities and related subordinated debt issued pay dividends and interest on a floating rate basis at a rate equal to three month LIBOR plus 280 basis points (current rate as of December 31, 2004 of 4.87 percent). These Capital Securities due March 25, 2034 were issued by Trust IV, a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust IV advanced the proceeds to the Company by purchasing subordinated debt of the Company. These Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until March 25, 2009, at par. Dividend and interest payments, as well as the reset of the interest rate, occur in April, July, October, and January of each calendar year.

      The Company owns 100 percent of the voting securities of each of the Trusts. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trusts under the trust agreements relating to the Capital Securities. The Company's ability to make interest payments on the subordinated debt is primarily dependent upon the receipt of dividends from the Bank. See Note 11 for a discussion of the limits on the Bank's ability to pay dividends to the Company.

      Capital Securities qualify as Tier I or core capital for the Company under the Federal Reserve Board's risk-based capital guidelines to the extent such Capital Securities equal 25 percent or less of Tier I Capital. Amounts in excess of the foregoing amount will qualify as Tier II or Total Capital. The aggregate amount of Capital Securities issued by the Company total $60.0 million at December 31, 2004, all of which is included in Tier I regulatory capital. As a result of the deconsolidation of the Trusts as previously discussed, the Federal Reserve reevaluated the regulatory implications of this accounting change on the capital treatment of the Capital Securities and has issued a final rule that retains the Tier I Capital treatment of Capital Securities with certain modifications. The final rule did not affect the Company's treatment of the Capital Securities as Tier I Capital.

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

      As long as no default has occurred and is continuing, the Company has the right under the subordinated debt indentures to defer the payment of interest at any time or from time to time for a period not exceeding five years for any one extension (each such period an "Extension Period"); provided, however, that no Extension Period may extend beyond the stated maturity of the subordinated debt securities. During any Extension Period, the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company's capital stock (which includes common and preferred stock), (ii) make any payment of principal, interest or premium, if any, on, or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the subordinated debt securities, or (iii) make any guarantee payments with respect to any guarantee by the Company of the debt securities of any subsidiary of the Company if such guarantee ranks pari passu with or junior in interest to the subordinated debt securities, in each case subject to certain exceptions.

      Pursuant to the terms of the documents governing the Company's subordinated debt and the Capital Securities, if the Company is in default under such securities, the Company is prohibited from repurchasing or making distributions, including dividends, on or with respect to its common or preferred stock, and from making payments on any debt or guarantees which rank pari passu with or junior in interest to such securities.

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

11. STOCKHOLDERS' EQUITY

      The Company distributed 5 percent common stock dividends on September 24, 2004 and September 26, 2003 to stockholders of record on September 10, 2004 and September 12, 2003, respectively. The weighted average common shares outstanding and per common share amounts have been adjusted to reflect all stock dividends and splits.

      The ability of the Company and the Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. In addition, the Bank may not declare and pay dividends more often than quarterly, and no dividends may be declared or paid if there is any impairment of the Bank's capital stock. At December 31, 2004, the Bank could pay dividends of $69.1 million to the Company without having to obtain prior regulatory approval.

      The Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the Capital Securities or related subordinated debt, or if the Company elects to defer payment for up to five years as permitted under the terms of the Capital Securities and related subordinated debt (see Note 10).

      As of December 31, 2004, 200,000 shares of common stock are authorized for issuance in connection with a Dividend Reinvestment Plan (currently suspended), of which 98,020 shares have been issued.

      During 2004, 2003, and 2002, TPNZ declared and paid dividends totaling approximately $10,000 in each of those years to its non-affiliate minority-interest junior preferred stockholders. Upon the voluntary or involuntary liquidation or dissolution of TPNZ, TPNZ junior preferred stockholders are entitled to receive $1,000 per share, plus a sum equal to all dividends accrued and unpaid to date out of TPNZ's assets, available under applicable law, before any payment or distribution of assets shall be made on TPNZ's common stock.

      The Company issued 188,676, 302,088, and 15,377 shares of treasury stock in 2004, 2003, and 2002 in connection with the exercise of stock options, respectively. In addition, the Company acquired 329,771, 367,685, and 164,251 common shares at fair value for the treasury in 2004, 2003, and 2002, respectively. Certain treasury stock purchases were made in connection with previously announced stock repurchase programs discussed below. The remaining treasury stock purchases were made in connection with common stock tendered for exercise of stock options. Treasury shares also increased 88,324 and 70,401 in 2004 and 2003, respectively, as a result of stock dividends.

      On December 18, 2003, December 18, 2002, and December 18, 2001, the Company's Board of Directors authorized the repurchase of up to 315,000, 165,375, and 363,825 (adjusted for common stock dividends) common shares, or approximately 1.5 percent, 0.8 percent, and 1.8 percent (as determined at the time of the authorizations), respectively, of the Company's outstanding common stock. Repurchases of common stock had been authorized to be made from time to time in open-market and private transactions as, in the opinion of management, market conditions may warrant. As of December 31, 2004, all stock repurchase plans were expired. The repurchased common shares are held as treasury stock and are available for general corporate purposes. For the years ended December 31, 2004, 2003, and 2002, the Company purchased 253,200, 253,000, and 63,600 shares of common stock under the repurchase plans at an aggregate cost of approximately $5.5 million, $4.2 million, and $1.0 million, respectively.

      In connection with the Bank's Key Employee Supplemental Investment Plan ("KESIP"), amounts deferred by participating employees and contributed by the Bank are invested in Company stock. This investment in Company stock of $2,746,000 at December 31, 2004 and $2,327,000 at December 31, 2003 is included in common stock held for benefit plans, at cost, which is shown as a reduction of stockholders' equity. The related deferred compensation obligation is also shown as a component of stockholders' equity (see Note 17).

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

----------------------------------------------------------------------------------------------------------------------------------
                                                          (000's, except percentages)
                                                                                                                         Minimum
                                                                                           Minimum      To Be Well   Capitalized
                                                                                       For Capital    Under Prompt    Corrective
                                                                                  Adequacy Purpose          Action    Provisions
----------------------------------------------------------------------------------------------------------------------------------
 Company                                                 Amount     Ratio       Amount       Ratio          Amount         Ratio
----------------------------------------------------------------------------------------------------------------------------------
 As of December 31, 2004
        Total Capital (to Risk Weighted Assets)        $257,262     15.07%    $136,543         8.0%            N/A           N/A
        Tier I Capital (to Risk Weighted Assets)        241,494     14.15       68,272         4.0             N/A           N/A
        Tier I Capital (to Average Quarterly Assets)    241,494      8.15      118,522         4.0             N/A           N/A


As of December 31, 2003
        Total Capital (to Risk Weighted Assets)        $232,924     13.70%    $136,008         8.0%            N/A           N/A
        Tier I Capital (to Risk Weighted Assets)        217,631     12.80       68,004         4.0             N/A           N/A
        Tier I Capital (to Average Quarterly Assets)    217,631      7.54      115,453         4.0             N/A           N/A
----------------------------------------------------------------------------------------------------------------------------------
Bank
----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 2004
        Total Capital (to Risk Weighted Assets)        $253,036     14.85%    $136,290         8.0%       $170,362          10.0%
        Tier I Capital (to Risk Weighted Assets)        237,268     13.93       68,145         4.0         102,217           6.0
        Tier I Capital (to Average Quarterly Assets)    237,268      8.00      118,666         4.0         148,333           5.0

As of December 31, 2003
        Total Capital (to Risk Weighted Assets)        $226,446     13.39%    $135,635         8.0%       $169,544          10.0%
        Tier I Capital (to Risk Weighted Assets)        211,689     12.49       67,817         4.0         101,726           6.0
        Tier I Capital (to Average Quarterly Assets)    211,689      7.34      115,291         4.0         144,114           5.0
==================================================================================================================================
N/A - Not Applicable

      Capital ratios are computed excluding net unrealized gains or losses on available for sale securities, net of tax, which is included in the other comprehensive income (loss) component of stockholders' equity for financial reporting purposes.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain or exceed minimum capital amounts and ratios as defined in the regulations and set forth in the above tables. Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements, to which they are subject and are considered "well capitalized" under regulatory guidelines.

      As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC"), categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that assessment.

      Total Capital and Tier I Capital for the Company includes $60 million of Capital Securities. As discussed in Note 10, due to the deconsolidation of the Trusts, which issued the Capital Securities, the Federal Reserve reevaluated the regulatory implications of this accounting change on the capital treatment of the Capital Securities and has issued a final rule that retains the Tier I Capital treatment of Capital Securities with certain modifications. The final rule did not have an impact on the Company's treatment of the Capital Securities as Tier I Capital.

13. EARNINGS PER COMMON SHARE

      The computation of basic and diluted earnings per common share for the years ended December 31 is as follows:

-------------------------------------------------------------------------------------------------
                                                               (000's, except share amounts)
                                                            2004            2003            2002
-------------------------------------------------------------------------------------------------
Numerator:
    Net income                                       $    28,065     $    29,288     $    27,034
    Less preferred stock dividends                            10              10              10
------------------------------------------------------------------------------------------------
    Numerator for basic and diluted earnings per
        common share - net income available to
        common stockholders                          $    28,055     $    29,278     $    27,024
================================================================================================
Denominator:
    Denominator for basic earnings per common
      share - weighted average shares                 20,388,466      20,436,497      20,297,814
    Effect of dilutive securities - director and
      employee stock options                             987,221         583,147         649,592
------------------------------------------------------------------------------------------------
Denominator for diluted earnings per common
    share - adjusted weighted average shares          21,375,687      21,019,644      20,947,406
================================================================================================
Basic earnings per common share                      $      1.38     $      1.43     $      1.33
Diluted earnings per common share                    $      1.31     $      1.39     $      1.29
================================================================================================

Note 17 describes the Company's director and employee stock option plans.

14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of the estimated fair values for certain financial instruments. The estimated fair values disclosed below are as of December 31, 2004 and 2003, and have been determined by using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items due to changes in expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the determination of the estimated fair values.

      The fair value estimates presented in the following table are based on pertinent information available to the Company as of December 31, 2004 and 2003. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2004 and 2003, and therefore, current estimates of fair value may differ significantly from the amounts that follow.

----------------------------------------------------------------------------------------------------------------------
                                                                                 As of December 31,
                                                                          2004                        2003
                                                                              Estimated                     Estimated
                                                                Carrying           Fair       Carrying           Fair
                                                                  Amount          Value         Amount          Value
----------------------------------------------------------------------------------------------------------------------
Assets:                                                                       (in millions)
Cash and cash equivalents, and interest
 bearing deposits in other banks                                $   65.6       $   65.6       $   67.5       $   67.5
Securities, FHLB stock, and accrued interest
 and dividends receivable                                        1,134.2        1,139.5        1,360.1        1,362.9
Loans, net, and accrued interest receivable                      1,498.9        1,499.5        1,439.5        1,439.6
Liabilities:
Deposits without stated maturities and
 accrued interest payable                                        1,104.6        1,104.6        1,061.7        1,061.7
Time deposits and accrued interest payable                         756.5          754.0          715.9          720.9
Securities sold under agreements to repurchase
 and accrued interest payable                                      544.5          563.5          791.2          823.4
FHLB advances and accrued interest payable                          83.2           87.6          105.4          112.7
Subordinated debt issued in connection with Corporation -
 Obligated mandatory redeemable capital securities
 of subsidiary trusts and accrued interest payable                  63.0           66.3           52.5           55.0
=====================================================================================================================

      Fair value methods and assumptions are as follows:

      Cash and Cash Equivalents and Interest Bearing Deposits in Other Banks - The carrying amount is a reasonable estimate of fair value.

      Securities, FHLB Stock, and Accrued Interest and Dividends Receivable - The fair value of securities is estimated based on quoted market prices or dealer quotes, if available. If a quote is not available, fair value is estimated using quoted market prices for similar securities. The fair value of FHLB stock is stated at redemption value, which equals its carrying value. Accrued interest and dividends are stated at their carrying amount, which approximates fair value.

      Loans and Accrued Interest Receivable - For certain homogeneous fixed rate categories of loans, such as residential mortgages, fair value is estimated by using quoted market prices for securities backed by similar loans. The fair value of other fixed rate loans has been estimated by discounting projected cash flows using current rates for similar loans with equivalent credit risk. For loans for which there has been no impairment in credit risk and which reprice frequently to market rates, the carrying amount is a reasonable estimate of fair value. The fair value of impaired and nonaccrual loans is estimated by reducing such amounts by specific and general loan loss allowances. Accrued interest is stated at its carrying amount, which approximates fair value.

      Deposits Without Stated Maturities and Accrued Interest Payable - The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, money market accounts, and savings accounts, is equal to the amount payable on demand. Accrued interest payable, as applicable, is stated at its carrying amount, which approximates fair value.

      Time Deposits and Accrued Interest Payable - The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered at the reporting date for deposits of similar remaining maturities. Accrued interest payable is stated at its carrying amount, which approximates fair value.

      Securities Sold Under Agreements to Repurchase, FHLB Advances, Subordinated Debt Issued in Connection with Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trusts and Accrued Interest Payable
- The carrying amount is a reasonable estimate of fair value for borrowings which are either short-term or for which applicable interest rates reprice based upon changes in market rates. For medium and long-term fixed rate borrowings, fair value is based on discounted cash flow through contractual maturity, or earlier call date if expected to be called, at rates currently offered at the balance sheet date for similar terms. Accrued interest payable is stated at its carrying amount, which approximates fair value.

      Financial Instruments with Off-Balance Sheet Risk - As described in Note 16, the Company is a party to financial instruments with off-balance sheet risk at December 31, 2004 and 2003. Such financial instruments include commitments to extend permanent financing and standby letters of credit. If the commitments are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the commitments expire, the Company retains any fees paid by the counter party to obtain the commitment or guarantee.


      The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and standby letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 2004 and 2003, approximates the recorded amounts of the related fees, which are not material to the consolidated financial position of the Company.


15. RELATED PARTY TRANSACTIONS

      A summary of the transactions for the years ended December 31, 2004 and 2003, with respect to loans (in excess of $60,000 with respect to each party) to directors, senior executive officers, stockholders whose ownership equals or exceeds 10 percent, and companies in which such related party has a 10 percent or more beneficial interest ("insiders") is as follows:

-------------------------------------------------------------------------------
                                                          (000's)
                                                 2004                2003
-------------------------------------------------------------------------------
 Balance, January 1,                           $  611              $  753
 New loans                                        217                 247
 Repayments, other reductions                     (56)               (389)
 ------------------------------------------------------------------------------
 Balance, December 31,                         $  772             $   611
 ==============================================================================

      As of December 31, 2004 and 2003, deposits from insiders were $6.5 million and $6.6 million, respectively.

      The Company has made payments to organizations in which certain directors have a beneficial interest for services rendered by such organizations. Except as discussed below, such payments are not considered to be material in the aggregate. Fees of approximately $420,000, $50,000, and $63,000 in 2004, 2003, and 2002, respectively, were incurred with respect to a law firm in which a director is a partner. This law firm also represented the Bank for loan closings for which additional fees of approximately $301,000, $585,000, and $570,000 in 2004, 2003, and 2002, respectively, were paid by customers of the Bank. An additional law firm in which a director is the senior partner represented the Bank for loan closings, which resulted in fees paid by customers of the Bank of approximately $17,000 and $30,000 in 2004 and 2003, respectively.

16. COMMITMENTS AND CONTINGENCIES

      At December 31, 2004, the Company and Bank are committed under employment agreements with the Chairman, President and Chief Executive Officer ("CEO"), Senior Executive Vice President and Chief Credit Officer, and Senior Executive Vice President and Chief Financial Officer requiring an annual salary of $795,000, $225,000, and $225,000, respectively; annual bonus payments equal to six, one, and one percent of net income (as defined) of the Company under the Executive Incentive Bonus Plan, respectively (see Note 17); and annual stock option grants of 135,590 shares, 50,847 shares and 50,847 shares, respectively, issued at fair value at the date of grant (110 percent of fair value for incentive stock options if the key officer's ownership of the Company equals or exceeds 10 percent at the date of grant); and other benefits for the term of the agreements.

      The CEO's employment agreement, dated as of November 16, 2003, is for a five-year term, expiring November 16, 2008, while the Senior Executive Vice Presidents' agreements, dated as of July 28, 2004, are for three-year terms, expiring July 28, 2007. The CEO's contract also requires minimum annual salary increases of $30,000. All of the agreements include change in control provisions, requiring certain payments, including an amount equal to three times annual salary and bonus payments (as defined), in the event of a voluntary or involuntary termination of employment with the Company or the Bank following a change in control.

      In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying Consolidated Financial Statements. At December 31, 2004 and 2003, formal credit line and loan commitments, which are primarily loans collateralized by real estate and credit card lines approximated $492.9 million and $515.5 million, and outstanding standby letters of credit totaled $41.3 million and $39.9 million, respectively. Such amounts represent the maximum risk of loss on these commitments.

      Standby letters of credit are issued to guarantee financial performance or obligations of the Bank's customers. Generally, standby letters of credit are either partially or fully collateralized by cash, real estate, or other assets, and, in some cases, are not collateralized. In most cases, personal guarantees are obtained. At December 31, 2004 and 2003, there has been no specific liability recorded for standby letters of credit. However, standby letters of credit are considered in the Bank's evaluation of its reserve for unfunded loan commitments and standby letters of credit.

      The Bank is an approved Freddie Mac seller/servicer. At December 31, 2004, the principal balance of the loans sold or exchanged with Freddie Mac that remain uncollected totaled $7.4 million. The Bank is committed to service these loans.

      The Bank is required to report deposits directly to the Federal Reserve Bank of New York and to maintain reserves on a portion of these deposits. At December 31, 2004, the reserve requirement for the Bank totaled $21.8 million.

      The Company is party to various legal proceedings arising in the ordinary course of business, none of which, in the opinion of management based on advice from legal counsel, will have a material adverse effect on the Company's consolidated financial position.

      Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early states, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty, or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

      The Company provides reserves for such matters in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," as required. The ultimate resolution may differ from the amounts reserved, if any.

17. EMPLOYEE BENEFIT PLANS

Executive Incentive Bonus Plan

      The Company provides an Executive Incentive Bonus Plan whereby certain key officers of the Company and/or the Bank (two of whom are directors of the Company and the Bank and are stockholders, and one of whom is a director of the Company and is a stockholder) are entitled to compensation in addition to their salaries at varying percentages of the Company's or Bank's net income (as defined). The total amount of such additional compensation cannot exceed 15 percent of the Company's net income (as defined) in any year. Incentive compensation under the Executive Incentive Bonus Plan aggregated $3.3 million during 2004, $3.5 million during 2003, and $3.2 million during 2002.

Employee Stock Ownership Plan (With 401(k) Provisions)

      The Company maintains for the benefit of its employees an Employee Stock Ownership Plan (With 401(k) Provisions) ("KSOP").

      The 401(k) feature of the KSOP allows eligible employees of the Company and its affiliates to elect investment of their voluntary contributions in a fund that purchases common stock of the Company or in twelve other investment funds. Employees may elect to defer, through voluntary contributions, up to fifteen percent of compensation ($13,000 maximum in 2004), except for participants that are 50 years of age or older who may contribute an additional amount ($3,000 in 2004). The Company may elect to match fifty percent of the employee's voluntary contributions up to an amount equal to four percent of the employee's eligible compensation. Employer matching contributions for the years ended December 31, 2004, 2003, and 2002 aggregated approximately $618,000, $545,000, and $475,000, respectively.

      Under the Employee Stock Ownership feature, covering substantially all of the Company's full-time employees, the optional cash contribution determined by the Board of Directors, intended to be invested in the Company's common stock, was $100,000 for the year ended December 31, 2002. The Company did not make an optional cash contribution for the years ended December 31, 2004 and 2003. The Bank paid directly expenses attributable to the KSOP of approximately $70,000, $82,000, and $65,000 in 2004, 2003, and 2002, respectively. Shares purchased with the Company's contribution are allocated to participants on the basis of their relative compensation (as defined). The cumulative amount of shares allocated vest over the first seven years of a participant's service. After completion of seven years of credited service, all shares allocated (and to be allocated) are fully vested.

      Tappan Zee also had an Employee Stock Ownership Plan (the "ESOP") for the benefit of eligible Tarrytowns employees, which was assumed by the Company upon its acquisition of and merger with Tappan Zee in 1998, and merged with the KSOP on September 30, 1999. In 1995, the ESOP borrowed approximately $1.3 million from Tappan Zee (assumed by the Company) and used the funds to purchase 203,318 shares (as adjusted for common stock splits and dividends) of Company common stock. The Bank makes monthly contributions to the KSOP sufficient to fund the debt service requirements over the ten-year term of the loan, which matures in September 2005. The unallocated shares are held in a suspense account by the KSOP trustee, and a portion of such shares are allocated to all KSOP participants at each year end. Shares released from the suspense account are allocated to participants on the basis of their eligible relative compensation (as defined). Participants become vested in the shares allocated to their respective accounts in the same manner as described in the preceding paragraph for optional contributions. Any forfeited shares are allocated to other participants based on compensation (as defined).

      Shares allocated to participants and committed for release to participants totaled 15,846, 17,030, and 18,241 (as adjusted for common stock splits and dividends) for the years ended December 31, 2004, 2003, and 2002, respectively. Expense recognized with respect to such shares allocated and released amounted to approximately $380,000, $282,000, and $265,000 for the years ended December 31, 2004, 2003, and 2002, respectively, based on the average fair value of Company common stock for each period. The cost of the 3,971 shares (as adjusted for common stock splits and dividends) that have not yet been committed to be released to participant accounts at December 31, 2004 of approximately $30,000 is included in common stock held for benefit plans, which is reflected as a reduction of stockholders' equity. The fair value of these shares was approximately $0.1 million at that date. Common stock cash dividends used to reduce the principal balance of the loan received on shares not yet committed to be released to participant's accounts were not material.

Key Employees' Supplemental Investment Plans

      The Bank maintains the KESIP, established solely for the purpose of providing, to certain key management personnel who participate in the KSOP, benefits attributable to contribution allocations that would otherwise be made under the KSOP except for Internal Revenue Service ("IRS") limitations. Under the KESIP, salary reduction contributions may be made in excess of the limitations on annual contributions imposed by Internal Revenue Code Section 415, and the Bank shall elect to match up to fifty percent of the employee's voluntary KESIP contribution (to the extent such election is made under the KSOP), not to exceed four percent of the employee's compensation (less the amount of the employer matching contribution under the KSOP). The Bank must also contribute an amount equivalent to the KSOP optional contribution that would otherwise have been made to participating employees in the KSOP had it not been for IRS limitations. The Bank's matching and optional contributions under the KESIP for the years ended December 31, 2004, 2003, and 2002 were $86,000, $68,000, and $66,000, respectively.

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

      The Bank also maintains a Key Employees Supplemental Diversified Investment Plan ("KESDIP"). The KESDIP is similar in terms to the KESIP, except that investments made by the KESDIP trust may be in diversified assets, excluding common stock of the Company. All investments in the KESDIP are reflected in the Consolidated Financial Statements in other assets at fair market value. The Bank's matching and optional contributions (which are reduced to the extent of contributions made to the KSOP and KESIP) under the KESDIP for the years ended December 31, 2004, 2003, and 2002 were $98,000, $91,000, and
$71,000, respectively.

STOCK OPTION PLANS


Director Stock Option Plans

      In 1989 and 1998, the stockholders of the Company approved Director Stock Option Plans (the "Director Plans") for an aggregate of 883,850 and 560,291 shares (after adjustment for stock splits and dividends), respectively, of the Company's common stock to be issued to all non-employee members of the Company's Board of Directors.

      The 1998 Director Plan has a term of ten years. Final awards under the 1989 Director Plan were made, effective with approval of the 1998 Director Plan. Options may not be exercised prior to the first anniversary of the date of grant and expire ten years after the date of grant. There were 70,771 shares (as adjusted for common stock splits and dividends) remaining to be granted at December 31, 2004 under the 1998 Director Plan.

      Under the terms of the 1998 Director Plan, as amended by the Board of Directors on March 24, 1999, each eligible director will receive, effective as of the close of each annual meeting of stockholders of the Company, a non-qualified option (after adjustment for stock splits and stock dividends) to purchase a fixed number of shares of common stock at an exercise price equal to the fair market value of such shares on the date of the grant. The number of shares subject to the option is based on the number of years of service completed by the eligible director. After two years of service, the eligible director is entitled to an option covering 1,274 shares (as adjusted for common stock splits and dividends). Each additional year of service entitles the eligible director to an option covering an additional 1,274 shares, until the director has completed 15 years of the eligible service, after which the director is entitled to an option covering 23,729 shares (as adjusted for common stock splits and dividends).

      Under the Tappan Zee Directors' Stock Option Plan (the "Tappan Zee Directors' Plan"), which was assumed by the Company, 76,245 shares (after adjustment for stock splits and stock dividends) were authorized for issuance to outside Directors for option exercises. Option terms and conditions are similar to those under the Tappan Zee Stock Option Plan (see Employee Stock Option Plans below), except that all director options are non-qualified options. There have been 63,538 options (after adjustment for stock splits and dividends) issued under this plan. Upon the change in control that resulted when Tappan Zee was acquired by the Company, all options under this plan became vested. There are 12,707 shares (as adjusted for common stock splits and dividends) available for future grant under this plan, which will expire in 2006

      A summary of the Director Plans and the Tappan Zee Directors' Plan activity and related information for the years ended December 31, 2004, 2003, and 2002 follows:


-----------------------------------------------------------------------------------------------------------------------
                                                 2004                       2003                       2002
                                                     Weighted-                  Weighted-                   Weighted-
                                                      Average                     Average                     Average
                                                     Exercise                    Exercise                    Exercise
                                        Options         Price       Options         Price       Options         Price
-----------------------------------------------------------------------------------------------------------------------
Outstanding at January 1,               549,430       $ 11.38       601,274       $ 10.49       530,989       $  9.70
Granted                                  87,742         21.21        85,190         15.05        82,662         14.24
Exercised                                36,967          5.71       137,034          9.74        12,377          1.47
---------------------------------------------------------------------------------------------------------------------
Outstanding at December 31,             600,205       $ 13.17       549,430       $ 11.38       601,274       $ 10.49
---------------------------------------------------------------------------------------------------------------------
Exercisable at December 31,             512,463       $ 11.79       464,235       $ 10.70       518,612       $  9.90
---------------------------------------------------------------------------------------------------------------------
Weighted average fair value of
  options granted during the year             $  8.40                       $  5.34                     $  5.74
=====================================================================================================================

      The following table summarizes the range of exercise prices on stock options outstanding and exercisable for the Director Plans and the Tappan Zee Directors' Plan at December 31, 2004:

-------------------------------------------------------------------------------------------------------------------------------
                                           Options Outstanding                                 Options Exercisable
-------------------------------------------------------------------------------------------------------------------------------
                                                      Weighted-            Weighted-                                Weighted-
   Range of                                           Remaining              Average                                  Average
   Exercise                     Number              Contractual             Exercise             Number              Exercise
   Prices                  Outstanding                     Life                Price        Exercisable                 Price
-------------------------------------------------------------------------------------------------------------------------------
 $  3.76 to $  7.67             86,956                1.5 years               $ 5.77             86,956                $ 5.77
    7.68 to   12.78            186,479                5.0                      10.87            186,479                 10.87
   12.79 to   15.34            239,028                6.6                      14.70            239,028                 14.70
   15.35 to   21.21             87,742                9.4                      21.21                 --                    --
-----------------------------------------------------------------------------------------------------------------------------
 $  3.76 to $ 21.21            600,205                5.8 years               $13.17            512,463                $11.79
=============================================================================================================================

Employee Stock Option Plans

      Under the 1993 and 1984 Incentive Stock Option Plans, and the 2001 and 1997 Employee Stock Option Plans for key employees of the Company and its subsidiaries, and the Tappan Zee Stock Option Plan, which were assumed by the Company (collectively the "Employee Stock Option Plans"), options for the issuance of both incentive and nonqualified stock options up to an aggregate of 6,271,907 shares (after adjustment for stocks splits and stock dividends) were authorized for grant at prices at least equal to the fair value of the Company's common stock at the time the options are granted (for incentive stock options, 110 percent of fair value, for grants to an employee who, at the time of the grant, owns stock aggregating 10 percent or more of the combined voting power of all classes of stock of the Company).

      For the 1993 and 1984 Incentive Stock Option Plans, and the 2001 and 1997 Employee Stock Option Plans, each option holder may exercise up to 50 percent of his or her options after a three month period subsequent to the grant date and may exercise the remaining 50 percent six months after the grant date. The options granted have a maximum exercisable term of ten years from the date of grant (not more than five years in the case of incentive stock options granted to an employee who, at the time of grant, owns stock aggregating 10 percent or more of the total combined voting power of all classes of stock of the Company). The option shares and related prices are adjusted for stock splits and stock dividends. There were 298,763 shares (as adjusted for common stock splits and dividends) remaining to be granted at December 31, 2004 under the 2001 Employee Stock Option Plan. The 2001 Employee Stock Option Plan has a term of ten years. No additional shares will be granted under the 1993 and 1984 Incentive Stock Option Plans or the 1997 Employee Stock Option Plan.

      Options under the Tappan Zee Plan have a ten-year term and vest ratably over five years from the date of grant. Each option, however, became fully exercisable upon the change in control of Tappan Zee. At December 31, 2004, shares available for future grants totaled 50,829 (as adjusted for common stock splits and dividends) for the Tappan Zee Stock Option Plan, which will expire in 2006.

      A summary of the Employee Stock Option Plans' activity and related information for the years ended December 31, 2004, 2003, and 2002 follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                  2004                          2003                            2002
                                                        Weighted-                      Weighted-                       Weighted-
                                                         Average                         Average                         Average
                                                        Exercise                        Exercise                        Exercise
                                          Options          Price          Options          Price        Options            Price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1,               2,581,344        $ 12.44        2,446,536        $ 11.14      2,332,767           $ 9.90
Granted                                   435,590          20.71          472,496          15.30        423,402            14.97
Exercised                                 193,927          10.97          330,220           6.84        303,469             6.76
Expired or forfeited                          313          18.86            7,468          16.16          6,164            14.81
Outstanding at December 31,             2,822,694        $ 13.82        2,581,344        $ 12.44      2,446,536          $ 11.14
--------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31,             2,822,694        $ 13.82        2,522,751        $ 12.31      2,424,588          $ 11.10
--------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of
--------------------------------------------------------------------------------------------------------------------------------
Options granted during the year                    $ 8.35                          $ 5.86                        $ 6.19
================================================================================================================================

      The following table summarizes the range of exercise prices on stock options outstanding and exercisable under the Employee Stock Option Plans at December 31, 2004:

-----------------------------------------------------------------------------------------------------------------
                                         Options Outstanding                           Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                  Weighted
                                                   Average       Weighted                              Weighted
Range of                                         Remaining        Average                               Average
Exercise                      Number            Cotractual       Exercise                Number        Exercise
Prices                   Outstanding                  Life          Price           Exercisable           Price
-----------------------------------------------------------------------------------------------------------------
$ 3.80 to $10.22             259,864             2.7 years         $ 7.06               259,864          $ 7.06
 10.23 to  15.34           2,015,551             5.8                13.03             2,015,551           13.03
 15.35 to  20.34             181,109             8.5                17.92               181,109           17.92
 20.35 to  25.56             366,170             9.2                20.90               366,170           20.90
---------------------------------------------------------------------------------------------------------------
$ 3.80 to $25.56           2,822,694             6.1 years         $13.82             2,822,694          $13.82
===============================================================================================================

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

      At December 31, 2004 and 2003, the Company has recorded a liability of $522,000 and $437,000 to provide for the actuarial present value of payments expected to be made under the Director Retirement Plan. The discount rate used to compute the present value obligation is 5.25 percent and 6.00 percent, respectively. At December 31, 2004 and 2003, a net intangible asset of $255,000 and $304,000, respectively, is recorded, reflecting the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee Directors. Benefit cost for the Director Retirement Plan for the years ended December 31, 2004, 2003, and 2002 was approximately $134,000, $129,000, and $76,000, of which $11,000, $10,000, and $7,000 represents current service cost, $95,000, $92,000, and $51,000 represents amortization of prior service cost, and $28,000, $27,000, and $18,000 represents interest, respectively. Payments made under the Director Retirement Plan to retired non-employee Directors were approximately $107,000 and $193,000 during the years ended December 31, 2003 and 2002, respectively.

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

      The accumulated projected benefit obligation of the Deferred Compensation Plan aggregated $0.7 million at December 31, 2004 and $0.8 million at December 31, 2003. The present value of the accumulated projected benefit obligation is based on a discount rate of 5.00 percent as of both December 31, 2004 and 2003. Expenses for this plan for the years ended December 31, 2004, 2003, and 2002 were $12,000, $96,000, and $56,000, respectively.

      For financial reporting purposes, the cash surrender values of the life insurance contracts are not considered plan assets but instead are included in the Company's Consolidated Statements of Condition. At December 31, 2004 and 2003, the cash surrender values of purchased life insurance policies were approximately $645,000 and $626,000, respectively. The total death benefits payable under the insurance policies amounted to approximately $1.2 million at December 31, 2004.

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

18. SEGMENT INFORMATION

      The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based upon how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with deposits and other borrowings, and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

      The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Southern Connecticut, and the surrounding area. For the years ended December 31, 2004, 2003, and 2002, there is no customer that accounted for more than 10 percent of the Company's revenue.

19. CONDENSED FINANCIAL INFORMATION OF U.S.B. HOLDING CO., INC. (PARENT COMPANY
ONLY)

     Condensed statements of condition are as follows:

--------------------------------------------------------------------------------------------------
                                                                                   (000's)
                                                                                December 31,
                                                                             2004         2003
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                $  4,961     $  4,108
Securities available for sale (at estimated fair value)                       116          196
Investment in common stock of bank subsidiary                             237,441      212,006
Other assets                                                                6,094        7,227
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $248,612     $223,537
==================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                        $  4,708     $  3,696
Subordinated debt issued in connection with Corporation - Obligated
        mandatory redeemable capital securities of subsidiary trusts       61,858       51,548
Stockholders' equity                                                      182,046      168,293
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $248,612     $223,537
==================================================================================================


      Condensed statements of income are as follows:
-----------------------------------------------------------------------------------------------------------
                                                                                       (000's)
                                                                               Years Ended December 31,
                                                                          2004          2003         2002
-----------------------------------------------------------------------------------------------------------
Income:
Dividends from bank subsidiary                                        $  5,200      $ 13,300     $  5,600
Gain on securities transactions                                             66            --           --
Other income                                                               129            24           33
---------------------------------------------------------------------------------------------------------
Total income                                                             5,395        13,324        5,633
---------------------------------------------------------------------------------------------------------
Expenses:
Interest on subordinated debt issued in connection
  with/and Corporation-Obligated mandatory redeemable
  capital securities of subsidiary trusts                                3,968         3,441        3,367

Other expenses                                                           1,529           944        1,033
---------------------------------------------------------------------------------------------------------
Total expenses                                                           5,497         4,385        4,400
---------------------------------------------------------------------------------------------------------
(Loss) income before equity in undistributed income of subsidiary         (102)        8,939        1,233
      and benefit for income taxes
Equity in undistributed income of subsidiary                            26,398        18,518       24,113
Income tax benefit                                                       1,769         1,831        1,688
---------------------------------------------------------------------------------------------------------
NET INCOME                                                            $ 28,065      $ 29,288     $ 27,034
=========================================================================================================

      Condensed statements of cash flow are as follows:
----------------------------------------------------------------------------------------------------
                                                                              (000's)
                                                                      Years Ended December 31,
                                                                  2004          2003          2002
----------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                    $ 28,065      $ 29,288      $ 27,034
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Gain on securities transactions                                  (66)           --            --
  Equity in undistributed income of subsidiary                 (26,398)      (18,518)      (24,113)
Other -- net                                                     3,472        (1,977)        5,142
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                        5,073         8,793         8,063
--------------------------------------------------------------------------------------------------
Investing activities:
Proceeds from sale of available for sale securities                100            --            --
Purchases of available for sale securities                          --           (16)          (34)
Other expenses                                                      --            --        (9,000)
--------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities               100           (16)       (9,034)
--------------------------------------------------------------------------------------------------
Financing activities
Dividends paid -- common                                        (9,569)       (7,623)       (6,833)
ne proceeds from exercise of common stock options                  740         1,652           577
Net proceeds from issuance of subordinated debt issued in
   connection with/and Corporation-Obligated mandatory
    redeemable capital securities of subsidiary trusts           9,975            --         9,673
Purchases of treasury stock                                     (5,466)       (4,223)         (985)
--------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities            (4,320)      (10,194)        2,432
--------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                   853        (1,417)        1,461
Cash and cash equivalents at beginning of year                   4,108         5,525         4,064
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $  4,961      $  4,108      $  5,525
==================================================================================================

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------------------------------

To the Board of Directors and Stockholders
U.S.B. Holding Co., Inc.

We have audited the accompanying consolidated statements of condition of U.S.B. Holding Co., Inc. and its subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining, on a test basis, evidence assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S.B. Holding Co., Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31,2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche LLP

New York, New York
March 14, 2005

Management Report on Internal Control Over Financial Reporting
-------------------------------------------------------------------------------


March 14, 2005

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

The financial statements have been audited by an independent registered public accounting firm, Deloitte & Touche LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent registered public accounting firm during their audit were valid and appropriate. The independent registered public accounting firm's report is presented on page 47.

Internal Control

Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f), and for the Company's bank subsidiary, Union State Bank, in conformity with the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income ("Call Report Instructions"). The Company's internal control system is a process designed to provide reasonable assurance to the Company's Management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of Management and the Directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements. The internal control contains monitoring mechanisms and actions that are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management, including the Company's principal executive officer and principal financial officer, assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America and, for Union State Bank, in conformity with the Call Report Instructions as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2004, the Company maintained effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America, and for Union State Bank, in conformity with the Call Report Instructions.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is presented on page 50.

Compliance with Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders, and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with those designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Union State Bank has complied, in all material respects, with the designated safety and soundness laws and regulations referred to above for the year ended December 31, 2004.


               /s/ Thomas E. Hales               /s/ Steven T. Sabatini
               -------------------------         ----------------------------
               Thomas E. Hales                   Steven T. Sabatini
               Chairman, President and           Senior Executive
               Chief Executive Officer           Vice President and
                                                 Chief Financial Officer

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------------------------------


To the Board of Directors and Stockholders
U.S.B. Holding Co., Inc.

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that U.S.B. Holding Co., Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of an evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition as of December 31, 2004 and the related statements of income, cash flows, and changes in stockholders' equity for the year ended December 31, 2004 of the Company, and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.


/s/ Deloitte & Touche LLP

New York, New York
March 14, 2005

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

      This section presents discussion and analysis of the financial condition and results of operations of U.S.B. Holding Co., Inc. (the "Company") and its subsidiaries, including Union State Bank (the "Bank") and its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc., USB Delaware Inc. (from the date of its incorporation, September 12, 2003), and TPNZ Preferred Funding Corp. ("TPNZ"), a wholly-owned subsidiary of USB Delaware Inc., and Ad Con, Inc. Union State Capital Trust I, Union State Statutory Trust II, and USB Statutory Trust III were consolidated through the year ended December 31, 2003 (with Union State Statutory Trust IV established in March 2004 (the "Trusts")). As required by FIN 46R on December 31, 2003, the Company deconsolidated all of the Trusts in existence as of that date and recorded subordinated debt issued to the Trusts and the Company's investments in the common equity of the Trusts as of December 31, 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data contained elsewhere in this report.


Selected Financial Data                                                       (000's, except share data)
-----------------------------------------------------------------------------------------------------------------------
                                                                              Years Ended December 31,
                                                              2004         2003         2002         2001         2000
-----------------------------------------------------------------------------------------------------------------------
 Operating Results:
 Total interest income                                 $   145,696  $   131,215  $   125,419  $   132,040  $   135,320
 Total interest expense                                     57,561       54,191       52,904       70,716       75,672
----------------------------------------------------------------------------------------------------------------------
 Net interest income                                        88,135       77,024       72,515       61,324       59,648
 Provision for credit losses                                 3,687        2,513        4,109        1,684        3,125
 Gains on securities transactions                            1,199        8,383        6,405        2,064          135
 Income before income taxes                                 41,925       45,319       40,912       31,627       29,880
 Net income                                                 28,065       29,288       27,034       20,761       19,612
 Basic earnings per common share*                             1.38         1.43         1.33         1.03         0.98
 Diluted earnings per common share*                           1.31         1.39         1.29         1.00         0.95
 Cash dividends per common share*                             0.47         0.37         0.33         0.29         0.26
 Weighted average common shares*                        20,388,466   20,436,497   20,297,814   20,184,952   20,060,109
 Adjusted weighted average common shares*               21,375,687   21,019,644   20,947,406   20,667,042   20,681,728
======================================================================================================================


                                                                                    December 31,
                                                              2004         2003         2002         2001         2000
-----------------------------------------------------------------------------------------------------------------------
 Financial Position:
 Total loans, net                                      $ 1,492,872  $ 1,433,923  $ 1,336,273  $ 1,158,534  $ 1,075,443
 Total assets                                            2,746,270    2,906,462    2,542,866    2,040,126    1,886,265
 Total deposits                                          1,858,218    1,775,049    1,551,787    1,425,958    1,489,487
 Borrowings                                                625,032      893,505      504,094      417,570      243,244
 Subordinated debt issued in connection
   with/and Corporation-Obligated mandatory
   redeemable capital securities of
   subsidiary trusts                                        61,858       51,548       50,000       40,000       20,000
 Stockholders' equity                                      182,046      168,293      156,011      135,200      117,877
======================================================================================================================


                                                         2004 Quarters                                 2003 Quarters
                                          Fourth       Third      Second       First      Fourth       Third      Second     First
------------------------------------------------------------------------------------------------------------------------------------
Quarterly Results of Operations
(Unaudited):
Interest income                          $38,670     $36,750     $36,020     $34,256     $34,440     $32,871     $32,549     $31,355
Net interest income                       23,509      22,492      21,817      20,317      20,506      19,230      18,994      18,294
Provision for credit losses**              3,023         110         343         211         450         391       1,333         339
Gains on securities transactions               2          --          85       1,112          --          --       5,351       3,032
Income before income taxes                 8,778      11,355      10,761      11,031      10,297       9,850      13,310      11,862
Net income                                 6,152       7,519       7,037       7,357       6,692       6,286       8,690       7,620
Basic earnings per common share*            0.30        0.37        0.34        0.36        0.33        0.31        0.42        0.37
Diluted earnings per common share*
                                            0.29        0.35        0.33        0.34        0.32        0.30        0.41        0.36
====================================================================================================================================

* Share amounts are adjusted for the five percent common stock dividend distributed in September 2004.

** The higher level of the provision for credit losses during the fourth quarter of 2004 and the second quarter of 2003 reflects an increase in charge-offs. See Note 5 to the Consolidated Financial Statements.

                                                                                              (000's, except percentages)
Average Balances and Interest Rates                                                              Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                               2004                                        2003
                                                                                                                       Average
                                                                            Average                                     Yield/
                                      Average Balance        Interest    Yield/Rate    Average Balance       Interest     Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Interest bearing deposits                  $      474        $      6          1.27%        $      169     $        1     0.59%
Federal funds sold                             27,458             347          1.26             61,406            638     1.04
Securities:
    U.S. government agencies                  784,112          38,414          4.90            537,395         24,520     4.56
    Mortgage-backed securities                397,373          13,469          3.39            464,335         15,587     3.36
    Obligations of states and
         political subdivisions                81,644           5,439          6.66             68,560          5,127     7.48
    Corporate securities,
FHLB stock and other securities                41,117             800          1.95             31,552          1,114     3.53
Loans, net                                  1,475,462          89,335          6.05          1,391,689         86,274     6.20
------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets               2,807,640         147,810          5.26%         2,555,106        133,261     5.22%
------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                   112,191                                          105,321
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                      $2,919,831                                       $2,660,427
==============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
    NOW                                    $  167,787      $      739          0.44%        $  137,270     $      581     0.42%
    Money market                              222,829           2,702          1.21            158,303          2,002     1.26
    Savings                                   426,031           2,372          0.56            434,945          2,775     0.64
    Time                                      739,379          18,412          2.49            698,372         18,435     2.64
------------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits             1,556,026          24,225          1.56          1,428,890         23,793     1.67
Federal funds purchased,
    securities sold under
    agreements to repurchase
    and FHLB advances                         788,661          29,368          3.72            681,920         26,957     3.95
Subordinated debt issued in
    connection with/and
    Corporation-Obligated
     mandatory redeemable capital
     securities of subsidiary trusts           59,447           3,968          6.67             50,000          3,441     6.88
------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities          2,404,134          57,561          2.39%         2,160,810         54,191     2.51%
------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities
  and stockholders' equity:
Demand deposits                               322,753                                          282,469
Other liabilities                              19,011                                           54,906
Stockholders' equity                          173,933                                          162,242
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                      $2,919,831                                       $2,660,427
==============================================================================================================================
NET INTEREST INCOME                                        $   90,249                                     $   79,070
==============================================================================================================================
NET YIELD ON INTEREST
  EARNING ASSETS (NET
  INTEREST MARGIN)                                                             3.21%                                      3.09%
==============================================================================================================================



                                                    (000's, except percentages)
Average Balances and Interest Rates                  Years Ended December 31,
---------------------------------------------------------------------------------------
                                                         2002
                                                                              Average
                                  Average Balance       Interest           Yield/Rate
---------------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Interest bearing deposits              $      536     $        9                 1.68%
Federal funds sold                         50,607            822                 1.62
Securities:
    U.S. government agencies              257,262         16,867                 6.56
    Mortgage-backed securities            392,836         17,822                 4.54
    Obligations of states and
         political subdivisions            71,854          5,580                 7.77
    Corporate securities,
FHLB stock and other securities            35,345          2,011                 5.69
Loans, net                              1,245,697         84,803                 6.81
-------------------------------------------------------------------------------------
Total interest earning assets           2,054,137        127,914                 6.23%
-------------------------------------------------------------------------------------
Non-interest earning assets               117,368
-------------------------------------------------------------------------------------
TOTAL                                  $2,171,505
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
    NOW                                $   96,654     $      648                 0.67%
    Money market                           89,689          1,009                 1.13
    Savings                               432,942          4,930                 1.14
    Time                                  638,485         21,037                 3.29
-------------------------------------------------------------------------------------
Total interest bearing deposits         1,257,770         27,624                 2.20
Federal funds purchased,
    securities sold under
    agreements to repurchase
    and FHLB advances                     433,048         21,913                 5.06
Subordinated debt issued in
    connection with/and
    Corporation-Obligated
     mandatory redeemable capital
     securities of subsidiary trusts       45,151          3,367                 7.46
-------------------------------------------------------------------------------------
Total interest bearing liabilities      1,735,969         52,904                 3.05%
-------------------------------------------------------------------------------------
Non-interest bearing liabilities
  and stockholders' equity:
Demand deposits                           240,578
Other liabilities                          50,481
Stockholders' equity                      144,477
-------------------------------------------------------------------------------------
TOTAL                                   2,171,505
=====================================================================================
NET INTEREST INCOME                                   $   75,010
=====================================================================================
NET YIELD ON INTEREST
  EARNING ASSETS (NET
  INTEREST MARGIN)                                                               3.65%
=====================================================================================

The data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35 percent and the applicable state and local income tax rates. The effect of adjustment to tax equivalent basis was $2.1 million, $2.0 million, and $2.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. Non accruing loans are included in average balances of loans, net. The net amount of loan origination and commitment fees, net of certain direct loan origination costs for the years ended December 31, 2004, 2003, and 2002 of $3.1 million, $2.8 million, and $3.0 million respectively, are included in interest income on loans, net.

      Forward-Looking Statements: Statements contained herein, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, senior management may make forward-looking statements orally to analysts, investors, the media and others. These forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "intend," "should," "will," "would," "could," "may," "planned," "estimated," "potential," "outlook," "predict," "project" and similar terms and phrases, including references to assumptions.

      Forward-looking statements are based on various assumptions and analyses made by the Company in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors the Company believes are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following: the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company's control; there may be increases in competitive pressure among financial institutions or from non-financial institutions; changes in the interest rate environment may reduce interest margins; changes in deposit flows, loan demand or real estate values may adversely affect the Company's business; changes in accounting principles, policies or guidelines may cause the Company's financial condition to be perceived differently; general economic conditions, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry may be less favorable than the Company currently anticipates; legislative or regulatory changes may adversely affect the Company's business; applicable technological changes may be more difficult or expensive than the Company anticipates; success or consummation of new business initiatives may be more difficult or expensive than the Company anticipates; or litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates.

The Company's forward-looking statements are only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these statements.

Critical Accounting Policies

      The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company's significant accounting policies are more fully described in Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary.

      The accounting policies described below are those that most frequently require management to make estimates and judgments and, therefore, are critical to understanding the Company's results of operations. The more critical policies given the Company's current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses, reserve for unfunded loan commitments and standby letters of credit, and provision for credit losses, the classification of securities as either held to maturity or available for sale and evaluation of other than temporary impairment of securities, and the evaluation of valuation reserves for deferred tax assets. In addition to the discussion below and Notes to the Consolidated Financial Statements, the Company's practice on each of these accounting policies is further described in the applicable sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Loans: The Company's decision to classify loans as non-performing is judgmental in nature, but generally loans are placed on non-performing status when they are past due 90 days or more (180 days for credit cards) or earlier if management determines that the loan will become non-performing in the near future. At the time a loan is placed on non-performing status, interest accrued but not collected is reversed. Interest payments received while a loan is on non-performing status are either applied to reduce principal or, based on management's estimate of collectibility, recognized as income. As reported in the Notes to the Consolidated Financial Statements, as of December 31, 2004, non-performing assets were $1.6 million and potential problem loans that may result in being placed on nonaccrual status in the near future were $0.5 million.

      Allowance for Loan Losses: The determination of the allowance for loan losses (the "allowance"), reserve for unfunded loan commitments and standby letters of credit (the "reserve") and provision for credit losses (the "provision") is judgmental in nature. The process of evaluating the loan portfolio, classifying loans and determining the allowance, reserve, and provision is described beginning on page 66. As a substantial amount of the Company's loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuation of properties are critical in determining the amount of the allowance or reserve required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

      Additional changes in economic conditions, geographic and customer concentrations and other conditions could significantly impact the allowance, reserve, and provision. These evaluations are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available. As a result, future adjustments to the allowance and reserve may be necessary.

      Securities: The classification of securities is determined by management at the time of purchase, and the reasoning and analysis of the classification is described beginning on page 63. Securities classified as held to maturity are carried at amortized cost, while those identified as available for sale are carried at estimated fair value with the resulting gain or loss, net of income tax, included in other comprehensive income (loss), which is a component of stockholders' equity. Accordingly, a misclassification would have a direct effect on stockholders' equity. Securities in an unrealized loss position are periodically evaluated for other than temporary impairment. Management considers the effect of interest rates, credit ratings and other factors on the valuation of such securities, as well as the Company's ability to hold such securities until a forecasted recovery or maturity occurs. A substantial amount of the investment portfolio consists of triple-A rated credits, and, therefore, substantially all unrealized losses are due to interest rate factors. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all held to maturity securities to available for sale. The Company has never sold or reclassified held to maturity securities to available for sale other than in specifically permitted circumstances.

      Valuation Reserve for Deferred Tax Assets: The determination of the valuation reserve for deferred tax assets ("Tax Valuation Reserve") is based on an evaluation of projected taxable income in which the net deductible timing differences are expected to reverse, and the ability to carry forward or back losses to years in which taxable income will be or was generated. For Federal tax purposes, losses may be carried back two years and forward 20 years. As the Company has recorded substantial taxable income in the past two years, significantly in excess of net Federal deferred tax assets, it is more likely than not that any net Federal deferred tax asset will be realized. New York State allows losses to be carried forward for 20 years but does not allow losses to be carried back for banking institutions. Therefore, the determination of any Tax Valuation Reserve for State deferred tax assets is based on projected taxable income. In making this determination, management considers it more likely than not that the current year's taxable income is indicative of the highest level of income that will be generated in future periods when the net timing differences reverse. If the projected amount of future taxable income decreases or increases (based on an analysis of the current year's taxable income), the Tax Valuation Reserve will increase or decrease, respectively.

Overview

      The Company's primary business is obtaining deposits through its retail branch system, and commercial and municipal relationships, and lending to both a retail and commercial customer base. A substantial amount of loans are secured by real estate, including construction projects. The Company also generally acquires triple-A credit rated securities to invest deposits in excess of loan production, and borrows on a wholesale basis to leverage capital and manage interest rate risk. The Company operates through its 28 full service branches (as of March 14, 2005) and its four loan centers in Rockland, Westchester and Orange counties, and New York City, New York, and Stamford, Connecticut.

      The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest bearing liabilities. The Company also derives income from non-interest income sources such as service charges on deposit accounts, gains on sales of securities, and other forms of income. Net interest income and non-interest income support the Company's operating expenses and provision for credit losses.

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

      As discussed in "Net Interest Income" and "Market Risk," a declining interest rate environment and flattening yield curve will have the effect of reducing the net interest margin. Currently, the Company's balance sheet is in an asset sensitive position in anticipation of higher rates as the economy continues to expand. Continued low interest rates, a further reduction in interest rates, and a flattening yield curve may further reduce the net interest margin. As such, net interest income was negatively affected in 2003 due to the low interest rate environment. An increase in interest rates and increase in the yield curve will most likely increase the net interest margin. The second half of 2004 was positively impacted as short-term rates were increased. Higher interest rates may also impact credit quality and loan production, as borrowers must pay more for debt service. Credit quality, however, has been well managed by the Company in varying economic cycles due to strong underwriting standards and loan monitoring processes.

      Also significant to the Company's net income and earnings per common share is the ability to generate quality interest earning assets in the form of loans and securities at reasonable interest spreads to maintain and increase net interest income. Due to the current low interest rate environment and the flattening yield curve, intense competition for loans, and difficulty in obtaining acceptable yields and structures on security investments, while managing interest rate risk, increasing the Company's interest earning assets is proving to be challenging. In addition, significant loan prepayments, and calls and accelerated principal payments on securities in this low interest rate environment are also impacting the Company's ability to increase interest earning assets.

Comparison of Financial Condition and Results of Operations

      The Company's net income was $28.1 million for the year ended December 31, 2004, a 4.2 percent decrease compared to 2003. Net income was $29.3 million for the year ended December 31, 2003, an 8.3 percent increase over 2002 net income of $27.0 million.

      The decrease in net income for 2004, compared to 2003, primarily reflects a significant decrease in security gains from sales of available for sale securities, as well as an increase in the provision for credit losses and non-interest expenses. The decrease in net income was partially offset by an increase in net interest income and non-interest income, and a decrease in the effective rate for the provision for income taxes. The increased net income for 2003 compared to 2002 reflects higher net interest income and non-interest income, a lower provision for credit losses, and higher gains on sales of available for sale securities. These increases were partially offset by an increase in non-interest expenses and a higher effective rate for the provision for income taxes.

      Diluted earnings per common share decreased 5.8 percent to $1.31 in 2004, compared to the $1.39 recorded in 2003, while diluted earnings per common share increased 7.8 percent in 2003 compared to the $1.29 recorded in 2002, reflecting lower net income in 2004 and higher net income in 2003, respectively, as compared to the prior year periods. Return on average common stockholders' equity was 16.13 percent in 2004, compared to 18.05 percent in 2003, and 18.70 percent in 2002. Return on average total assets in 2004 was 0.96 percent, compared to 1.10 percent in 2003, and 1.24 percent in 2002.

      Net interest income for 2004 rose to $88.1 million, a 14.4 percent increase over the $77.0 million recorded in 2003, while 2003 net interest income increased 6.2 percent compared to the $72.5 million recorded in 2002. These increases result principally from continuing growth of average interest earning assets, primarily loans and security investments. The increase in net interest income in 2004 was also due to an increase in the net interest margin on a tax equivalent basis to 3.21 percent compared to 3.09 percent in 2003, while the net interest margin decreased in 2003 compared to 3.65 percent in 2002. Net interest income during the three years was also negatively impacted by interest foregone on non-performing assets of $0.2 million in 2004, $0.4 million in 2003, and $0.9 million in 2002.

      Non-interest income for 2004 and 2003 decreased $7.1 million and increased $3.3 million, compared to 2003 and 2002, respectively. The 2004 decrease was primarily due to lower security gains and loan prepayment fees, partially offset by higher fees from service charges on deposit accounts. The 2003 increase was primarily due to higher security gains, loan prepayment fees, and fees from service charges on deposit accounts.

      The provision for credit losses increased $1.2 million and decreased $1.6 million in 2004 and 2003, respectively, as compared to the prior year periods. The 2004 increase was primarily due to higher net charge-offs compared to 2003. The 2003 decrease was attributable to improving loan quality, a lower level of net loan production as a result of a significant amount of loan prepayments compared to the prior year, and a lower level of net charge-offs compared to 2002. The level of charge-offs in all years are primarily related to one non-performing real estate construction loan recorded by the Bank's wholly owned subsidiary, Dutch Hill Realty Corp. (the "Dutch Hill Loan"). The Dutch Hill Loan balance was reduced to zero as of February 2005.

      The overall increases in revenues were partially offset by 13.9 percent and 12.4 percent increases in non-interest expenses in 2004 and 2003, respectively. The increases in both years primarily reflect higher costs of salaries and employee benefits, occupancy and equipment costs, professional fees, communication costs, intangible amortization associated with bank and branch acquisitions, and other costs, and in 2003, higher advertising and business development expenses. The increase in non-interest expenses in 2004 includes approximately $1.7 million of professional fees related to litigation involving the Dutch Hill Loan, compliance with the Sarbanes-Oxley Act of 2002, and the Company's evaluation of strategic opportunities. The increases in non-interest expenses in both years reflect the Company's investment in people, new products, branches, and technology.

      Under the revised SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123R"), the Company will account for stock based compensation using a fair value based method in the financial statements for the first interim or reporting period beginning after June 15, 2005. The effect of complying with SFAS No. 123R will have a significant impact on operating expenses, as well as the Company's net income and earnings per common share, as disclosed in Note 3 to the Consolidated Financial Statements.

      The effective rate for the provision for income taxes was 33.1 percent,
35.4 percent, and 33.9 percent for the years ended December 31, 2004, 2003, and 2002, respectively. The 2004 decrease was primarily due to lower state income taxes and a decrease in income tax reserves as a result of the satisfactory completion of state tax examinations of prior income tax years. The 2003 increase was primarily due to the decrease in the proportion of tax exempt income to total income.

      Each of the components of net income is discussed in further detail throughout Management's Discussion and Analysis.

      The Company's total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of eight percent, as the total capital ratio equaled 15.07 percent and 13.70 percent at December 31, 2004 and 2003, respectively. The Company's leverage capital ratio was 8.15 percent at December 31, 2004 and 7.54 percent at December 31, 2003, which also exceeds regulatory guidelines.

      The Company is not aware of any factors, not otherwise disclosed, that would significantly affect its business operations. The Company has the liquidity to meet its obligations from stable sources of deposits and borrowings from reliable sources of lending institutions, the assets to generate income from stable loan production with strong credit quality, and investments in triple-A credit rated securities, and sufficient capital to support its business and future growth prospects.

Interest Differential

      The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2004 and 2003, and the years ended December 31, 2003 and 2002, on a tax equivalent basis.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       (000's)
                                                           2004 Compared to 2003                     2003 Compared to 2002
                                                            Increase (Decrease)                       Increase (Decrease)
                                                             Due to Change in                          Due to Change in
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Total                                       Total
                                                Average        Average       Increase        Average        Average      Increase
                                                 Volume           Rate     (Decrease)         Volume           Rate    (Decrease)
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest bearing deposits                   $       3.1    $       1.9    $       5.0    $      (4.1)   $      (3.9)   $     (8.0)
Federal funds sold                               (405.9)         114.9         (291.0)         150.5         (334.5)       (184.0)
Securities:
    U.S. government agencies                   11,952.8        1,941.2       13,894.0       14,018.5       (6,365.5)      7,653.0
    Mortgage-backed securities                 (2,256.9)         138.9       (2,118.0)       2,897.8       (5,132.8)     (2,235.0)
    Obligations of states and
     political subdivisions                       912.3         (600.3)         312.0         (249.7)        (203.3)       (453.0)
    Corporate securities, FHLB
     stock and other securities                   275.8         (589.8)        (314.0)        (197.7)        (699.3)       (897.0)
    Loans, net                                  5,161.5       (2,100.5)       3,061.0        9,447.6       (7,976.6)      1,471.0
---------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                  15,642.7       (1,093.7)      14,549.0       26,062.9      (20,715.9)      5,347.0
---------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Deposits:
    NOW                                           130.1           27.9          158.0          220.6         (287.6)        (67.0)
    Money market                                  782.2          (82.2)         700.0          863.2          129.8         993.0
    Savings                                       (56.8)        (346.2)        (403.0)          22.7       (2,177.7)     (2,155.0)
    Time                                        1,053.1       (1,076.1)         (23.0)       1,834.4       (4,436.4)     (2,602.0)
Federal funds purchased, securities
  sold under agreements to repurchase
   and FHLB advances                            4,043.6       (1,632.6)       2,411.0       10,608.4       (5,564.4)      5,044.0
Subordinated debt issued in connection
 with/and Corporation-Obligated
  mandatory redeemable capital
  securities of subsidiary trusts                 630.7         (103.7)         527.0          346.8         (272.8)         74.0
---------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities              6,582.9       (3,212.9)       3,370.0       13,896.1      (12,609.1)      1,287.0
---------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest
  differential                              $   9,059.8    $   2,119.2    $  11,179.0    $  12,166.8    $  (8,106.8)   $  4,060.0
=================================================================================================================================

      The variance, not solely due to rate or volume, is allocated between the rate and volume variances based upon their absolute relative weights to the total change. Nonaccruing loans are included in average balances for purposes of computing changes in average volume and rate. The net amount of loan origination and commitment fees, net of certain direct loan origination costs for the years ended December 31, 2004 and 2003 of $3.1 million and $2.8 million, respectively, are included in interest income on loans, net.

Net Interest Income


      Net interest income, the difference between interest income and interest expense, is the most significant component of the Company's consolidated earnings. Net interest income is positively impacted by a combination of increases in earning assets over interest bearing liabilities, and an increase in the net interest spread between earning assets and interest bearing liabilities. Net interest income is adversely impacted by a combination of a decrease in earning assets over interest bearing liabilities, and a decrease in the net interest spread between earning assets and interest bearing liabilities. Net interest income of $90.2 million on a tax equivalent basis for 2004 reflects a 14.1 percent increase over the $79.1 million in 2003. Net interest income on a tax equivalent basis for 2003 rose 5.4 percent over the $75.0 million for 2002. Net interest income benefited from the increase in the excess of average interest earning assets over average interest bearing liabilities to $403.5 million in 2004, from $394.3 million and $318.2 million in 2003 and 2002, respectively.


      Interest income is determined by the volume of, and related interest rates earned on, interest earning assets. Interest income on a tax equivalent basis for 2004 increased to $147.8 million or by 10.9 percent as compared to 2003, which increased to $133.3 million or by 4.2 percent as compared to 2002. An overall increase in volume in all categories of interest earning assets, except federal funds sold and mortgage-backed securities, and an increase in average rate on U.S. government agencies, mortgage-backed securities, federal funds sold, and interest bearing deposits, partially offset by a decrease in the average rate on loans, obligation of states and political subdivisions, and corporate securities, FHLB stock and other securities contributed to a higher level of interest income in 2004, as compared to 2003. An overall increase in volume, partially offset by a decrease in the average rate in all categories, contributed to a higher level of interest income in 2003, as compared to 2002.


      The decrease in net interest income due to changes in average rate in 2004 compared to 2003 primarily resulted from lower loan yields due to a higher level of floating rate loans, despite an increasing interest rate environment as a result of the Federal Reserve raising short-term interest rates a total of 125 basis points during 2004. The decrease in net interest income due to changes in average rate in 2003 compared to 2002 resulted from the general declining interest rate environment.

      Average interest earning assets increased in 2004 to $2,807.6 million over the $2,555.1 million in 2003 and $2,054.1 million in 2002, reflecting a 9.9 percent and 24.4 percent increase in 2004 and 2003, respectively. The Company's ability to make changes in the asset mix enables management to capitalize on more desirable yields, as available, related to various interest earning assets.

      Interest income on federal funds sold decreased in 2004 due to lower volume, partially offset by a higher average rate, while such income decreased in 2003 due to a lower average rate, offset by higher volume as compared to the prior year. The level of federal funds sold is dependent upon the amount of loan and deposit growth, cash flow requirements, and yields on alternative security investments. To a lesser extent, investments in interest bearing deposits are also an alternative to federal funds sold.

      The average balances of total securities increased in both 2004 and 2003, due principally to efforts to effectively leverage capital, as well as management's efforts to balance the risk and liquidity of the entire portfolio. Interest income on total securities increased in both 2004 and 2003 compared to the prior years. The increase in 2004 was primarily due to higher volume for all categories, except mortgage-backed securities, and higher average rates on U.S. government agencies securities and mortgage-backed securities, partially offset by a decrease in average interest rates on obligations of states and political subdivisions and corporate securities, FHLB stock and other securities. The increase in 2003 was primarily due to an increase in volume from U.S. government agencies and mortgage-backed securities, partially offset by a decrease in average interest rates on all securities. The decrease in average rates on securities for 2003 was also impacted by the FHLB of New York temporarily suspending the dividend on FHLB stock for the 2003 fourth quarter (approximately $0.4 million).

      Loans are the largest component of interest earning assets and, due to their significance, are carefully reviewed with respect to the Company's overall interest rate sensitivity position. Interest income on loans in 2004 and 2003 increased due to higher volume, partially offset by lower average rates. In 2004, average net loan balances increased $83.8 million to $1,475.5 million compared to 2003, while average net loans increased $146.0 million in 2003 to $1,391.7 million compared to 2002. Net loans outstanding increased $58.9 million to $1,492.9 million at December 31, 2004 from $1,433.9 million at December 31, 2003, or a 4.1 percent increase, compared to an increase of $97.7 million, or
7.3 percent, in 2003 compared to 2002. Loan interest income was also negatively impacted by interest income foregone on nonaccrual loans of $157,000 in 2004, $404,000 in 2003, and $895,000 in 2002.

      Interest expense is a function of both the volume and rates paid for interest bearing liabilities. Interest expense in 2004 increased $3.4 million, or 6.2 percent to $57.6 million, and in 2003 increased $1.3 million to $54.2 million, or 2.4 percent, compared to $52.9 million in 2002. Average balances in all categories increased in both 2004 and 2003, except for savings deposits in 2004. Average retail, commercial, and municipal deposits increased in 2004 and 2003 primarily due to continuing growth of deposits in existing branches from ongoing business development efforts, acquisition of brokered deposits of $25.0 million in both years, and also in 2004, due to the acquisition of Reliance Bank. The 2003 increase was also attributable to the opening of two new New York branches in Goshen (Orange County) and Eastchester (Westchester County). The increase in interest expense on interest bearing deposits in 2004 and 2003 due to volume was partially offset by a decrease in average rate in all categories, except NOW accounts in 2004 and money market accounts in 2003.

      Non-interest earning deposits are an integral aspect of liability management and have a positive impact on the determination of net interest income. The level of non-interest bearing average demand deposits increased 14.3 percent in 2004 to $322.8 million from $282.5 million in 2003, which was a 17.4 percent increase compared to $240.6 million in 2002.

      The Company utilizes federal funds purchased, securities sold under agreements to repurchase and FHLB advances ("borrowings") to fund loan growth in excess of deposit growth and to leverage the Company's capital by funding security investments. Interest expense increased on borrowings in 2004 and 2003 due to increases in volume, partially offset by a decrease in rates in both years.

      Subordinated debt issued in connection with/and Corporation-Obligated mandatory redeemable securities of subsidiary trusts are issued to provide for Tier I regulatory capital with interest that is deductible for federal and state income tax purposes. Such securities are issued on both a fixed and floating rate basis. Interest expense increased on these securities in both 2004 and 2003 due to an increase in securities issued, partially offset by a decrease in average rate.

      The net interest spread on a tax equivalent basis for the years ended December 31, 2004, 2003, and 2002 is as follows:

      Net Interest Spread Analysis



                                                  2004      2003      2002
----------------------------------------------------------------------------
Average interest rate on:
--------------------------------------------------------------------------
Total average interest-                           5.26%     5.22%     6.23%
      earning assets
Total average interest-
      bearing liabilities                         2.39      2.51      3.05
Total average interest-
      bearing liabilities and
demand deposits                                   2.11      2.22      2.68
--------------------------------------------------------------------------
Net interest spread
      excluding demand
      deposits                                    2.87%     2.71%     3.18%
--------------------------------------------------------------------------
Net interest spread
      including demand
      deposits                                    3.15%     3.00%     3.55%
==========================================================================

      In 2004, the net interest spread increased due to a modest increase of the overall yield on interest earning assets, while yields on interest bearing liabilities declined, partially offset by increased leveraging of the balance sheet at narrower spreads with shorter-term low interest rate borrowings to maximize net interest spreads. In 2003, the net interest spread decreased due to the continued low interest rate environment, combined with an asset sensitive balance sheet, which caused yields on assets to decrease at a faster rate than yields on interest bearing liabilities, as well as due to increased leveraging of the balance sheet at narrower spreads.


      Management has used its strong capital position to prudently leverage the balance sheet resulting in increased levels of net interest income without adding significant interest rate risk or operating expenses. Management believes leveraging the balance sheet with the addition of floating rate securities will protect interest income in a rising interest rate environment, while the inclusion of fixed rate securities with reasonable periods of call protection will mitigate the adverse effects on interest income if interest rates remain low. Although the effects of balance sheet leveraging tend to decrease the net interest spread, it adds net interest income without adding significant operating costs.

      The Company's balance sheet at December 31, 2004 is asset sensitive during the short-term period (one year and less). The net interest margin is positioned to continue to increase modestly if short-term interest rates continue to rise. This is due to the asset sensitivity of the Company's balance sheet, which is primarily the result of investments in floating rate securities and commercial loans, which reprice based on spreads over the London Interbank Borrowing Rate ("LIBOR"), or the prime rate. If interest rates were to decline, or if prepayments of loans and securities accelerated, the Company's net interest income and net interest margin would be negatively affected. The flattening of the yield curve may also negatively affect the net interest margin.

Non-Interest Income

      Non-interest income consists of gains on sales of available for sale securities, service charges and fees on deposit accounts, and other income. The Company generates increases in non-interest income primarily from new and larger existing retail and commercial deposit, and loan relationships, increased bank services offered to retail and commercial customers, and prudently managing the security portfolio in order to recognize gains on securities when appropriate.

      Non-interest income for 2004 was $9.0 million compared to $16.0 million for 2003, and $12.8 million in 2002. Non-interest income in 2004 reflects lower gains on sales of available for sale security transactions of $7,184,000, lower other income of $183,000, partially offset by increases in service charges and fees of $316,000, as compared to 2003. The increase in 2003, as compared to 2002 is primarily due to higher gains on security transactions of $1,978,000, higher other income of $707,000, and increases in service charges and fees of $597,000.

      Gains on securities transactions in 2004 and 2003 were the result of gains realized on sales of available for sale securities. The gains for the 2003 period on sales of available for sale securities were significantly higher, as compared to 2004, primarily as a result of the larger amount of securities sold ($414.7 million) at higher premiums due to declining rates in that period, especially of securities that would have otherwise been prepaid at par.

      Service charges and fees on deposit accounts increased 8.0 percent in 2004 and 17.9 percent in 2003 compared to the prior years. The increases in 2004 and 2003 reflect higher NSF (non sufficient funds) income, primarily from higher fees generated from commercial accounts.

      The decrease in other income in 2004 reflects decreases in loan prepayment and brokered loan fees, as well as decreases in other non-interest income. The 2004 decrease was partially offset by increases in merchant credit card income and fee income on investment product sales. The 2003 increase in other income primarily reflects higher loan prepayment and credit card fees, income from merchant credit card transactions, fee income from investment product sales, and other non-interest income. The 2003 increase was partially offset by lower mortgage servicing income and lower letter of credit fees compared to the prior year. Loan prepayment fees decreased in 2004 and increased in 2003, as compared to the prior periods, due to a significant level of loan refinancing in the lower interest rate environment during 2003. Letter of credit fees fluctuate depending on the needs of the Bank's customer base, particularly those involved in real estate development. Increases in other fee categories reflect increased marketing efforts.

Non-Interest Expenses

      Non-interest expenses are primarily incurred to support the existing operations and growth of the Company, to increase its market share and customer base, support the Company's investment in people and technology, and handle administrative functions. Non-interest expenses rose to $51.5 million for 2004, or 13.9 percent over the $45.2 million for 2003, compared to a 12.4 percent increase in 2003 over the $40.3 million for 2002. These increases reflect increased business volume and investments in people and technology consistent with the Company's business strategy, and in 2004, approximately $1.7 million for professional fees incurred in connection with litigation costs related to the Dutch Hill Loan, compliance with the Sarbanes-Oxley Act of 2002, and the Company's evaluation of strategic opportunities.

      The Company's efficiency ratio (a lower ratio indicates greater efficiency) that compares non-interest expense to total adjusted revenue (taxable equivalent net interest income, plus non-interest income, excluding net gains on securities transactions and loans held for sale) was 52.5 percent in 2004 compared to 52.2 percent in 2003, and 49.5 percent in 2002. The increase in the efficiency ratio in 2004 and 2003, as compared to 2002, is partially due to a lower net interest margin.

      Salaries and employee benefits, the largest component of non-interest expenses, rose 13.9 percent in 2004 to $30.9 million, compared to a 12.5 percent increase in 2003 to $27.1 million from the $24.1 million in 2002. The increases in both years reflect the costs of additional personnel necessary for the Company to accommodate the increases in both deposits and loans, as well as annual merit increases. In addition, the Company opened two new branches and one new loan production office in 2003, which also increased the number of employees in both years. Increases in salaries and employee benefits in both 2004 and 2003 were also attributable to higher medical costs and bonuses as a result of the increase in the number of employees, which are necessary to be competitive in attracting and retaining high quality and experienced personnel, as well as costs associated with related payroll taxes and other employee benefits.

      The percentages of salaries and employee benefits as a percentage of total non-interest expenses for 2004, 2003, and 2002 is set forth in the following table:

------------------------------------------------------------------------------------------
                                                                2004       2003       2002
------------------------------------------------------------------------------------------
Employees at December 31,
Full-time employees                                              367        351        334
Part-time employees                                               43         34         42
------------------------------------------------------------------------------------------
Salaries and employee benefits                                (000's, except percentages)
------------------------------------------------------------------------------------------
Salaries                                                     $17,206    $15,280    $13,788
Payroll taxes                                                  1,774      1,588      1,429
Medical plans                                                  3,775      2,992      2,466
Incentive compensation plans                                   5,542      5,411      4,842
Deferred compensation and
  employee retirement plans                                    1,948      1,268      1,123
Other                                                            613        542        422
------------------------------------------------------------------------------------------
Total                                                        $30,858    $27,081    $24,070
==========================================================================================
Percentage of salaries and
employee benefits to total non-interest expenses                59.9%      59.9%      59.8%
==========================================================================================

      Occupancy and equipment expenses increased in 2004 to $7.8 million, a 14.1 percent increase over the 2003 amount of $6.9 million, which represents an increase of 10.0 percent over 2002. The increases are due to the acquisition of Reliance Bank and its full service branch in 2004, the opening of two new branches and a loan center in 2003, and increased utilization of the Corporate Headquarters in both years. Equipment expense also increased in both years as a result of higher maintenance costs associated with the in-house IBM AS-400 computer and capital investments over the last several years in systems designed to enhance product delivery, communications, and bank-wide operating and processing capabilities. The 2004 increase was partially offset by adjustments of real estate taxes on owned properties. The 2003 increases were substantially offset by lower utility costs and less depreciation expense due to fully depreciating certain fixed assets.

      Advertising and business development expense decreased to $2,622,000 a 2.8 percent decrease, compared to the $2,697,000 recorded in 2003, which reflects an increase of 34.7 percent compared to 2002. The decrease in 2004 is primarily due to lower costs incurred for promotional and special events. The increase in 2003 is principally due to mortgage/home equity loan and deposit promotional campaigns, the expansion of the Chairman's Council business development campaign programs, special events, and increased advertising of the Company's brand, "Do business with us, do better with us."

      Professional fees increased 97.7 percent to $2,796,000 in 2004 from $1,414,000 in 2003, which was a 1.7 percent increase from the $1,391,000 recorded in 2002. The increase in 2004 reflects higher professional fees in connection with litigation related to the Dutch Hill Loan, compliance with the Sarbanes-Oxley Act of 2002, and the evaluation of strategic opportunities undertaken in the latter part of 2004. The 2003 increase reflects increases in consulting fees related to corporate efficiency, security enhancement projects, regulatory examination fees, and higher professional fees associated with collection and loan workout efforts related to the Dutch Hill Loan.

      Communications expense increased 15.3 percent in 2004 to $1,506,000 from $1,306,000 in 2003, a 19.6 percent increase from $1,092,000 in 2002. The increase in both 2004 and 2003 reflects increased data and telephone lines to support business growth.

      Stationery and printing expense decreased 16.5 percent to $646,000 in 2004 from $774,000 in 2003 and 2.9 percent from $797,000 recorded in 2002. The decreases in expense in 2004 and 2003 reflect the Company's increased use of in-house printing and technology, partially offset by higher business volume in both years.

      Amortization of intangibles increased by $111,000 to $1,126,000 in 2004 compared to 2003, and increased by $92,000 to $1,015,000 in 2003 compared to 2002. The increases in 2004 and 2003 reflect additional amortization related to the core deposit intangible allocated in the Reliance Bank acquisition in March 2004 and in 2003 a full year amortization of the core deposit intangible allocated to the Fourth Federal Savings Bank branch acquired in October 2002, respectively.

      Other non-interest expenses, as reflected in the following table, increased slightly in 2004 and increased 9.9 percent in 2003 compared to 2002. The increases in 2004 and 2003 primarily reflects higher expenses due to increased courier fees from additional locations and customer pick-ups, Internet related fees, outside services and consulting fees, and in 2004, fees related to the conversion of Reliance Bank. The increased other non-interest expenses in 2004 were substantially offset by a decrease in credit card related costs due to lower accruals for bonus awards.

                                                     (000's, except percentages)
--------------------------------------------------------------------------------
Other non-interest
      expenses                                       2004       2003       2002
--------------------------------------------------------------------------------
Other insurance                                    $  370     $  367     $  236
Courier fees                                          615        598        540
Dues, meetings, and
    seminars                                          528        466        443
Outside services                                    1,018        761        638
U.S.B. Foundation, Inc.                               250        250        252
Credit card related costs                             346        760        630
Other                                                 699        600        721
--------------------------------------------------------------------------------
Total                                              $3,826     $3,802     $3,460
--------------------------------------------------------------------------------
Percentage of total non-interest expenses             7.4%       8.4%       8.6%
================================================================================

      To monitor and control the level of non-interest expenses and non-interest income, the Company continually monitors the system of internal budgeting, including analysis and follow-up of budget and prior period variances.

Income Taxes

      Income tax provisions of $13,860,000, $16,031,000, and $13,878,000 were recorded in 2004, 2003, and 2002, respectively. The Company is currently subject to a statutory Federal tax rate of 35.0 percent, the higher of a New York State tax of 7.5 percent of New York State income, a tax on alternative income, or a tax on assets, and a Metropolitan Transportation tax of 17 percent of the New York State tax (as defined), a Connecticut State tax rate of 7.5 percent of Connecticut State income, a New York City tax rate of 9.0 percent of New York City income, and a Delaware State Franchise tax based on the number of authorized shares. The Company paid a New York State tax on assets in 2004. The Company's overall effective income tax rate was 33.1 percent in 2004, 35.4 percent in 2003, and 33.9 percent for 2002.

      The lower effective income tax rate in all years as compared to statutory rates primarily reflects lower state income taxes and investments in tax exempt municipal bonds. As a result of a reduction in taxable income for state tax purposes, the Company has established a valuation allowance at December 31, 2004 and 2003 in the amount of $2.6 million and $1.5 million, respectively, to reserve for that amount of the state deferred tax asset totaling $2.6 million and $1.9 million that is more likely than not, in management's judgment, not realizable. Other pertinent income tax information is set forth in the Notes to the Consolidated Financial Statements.

Securities Portfolio

      Securities are selected to provide safety of principal and liquidity, produce income on excess funds during structural changes in the composition of deposits during cyclical and seasonal changes in loan demand, and to leverage capital. The amount of securities purchased and maintained in the investment portfolio is dependent on the level of deposit growth in excess of loan growth, the ability to leverage capital, while maintaining adequate capital ratios and managing interest rate risk, and the ability of the Bank to borrow wholesale funds. In order to manage liquidity and control interest rate risk, the Company's investment strategy focuses on a combination of securities that have short maturities, adjustable-rate securities or those whose cash flow patterns result in a lower degree of interest rate risk, and investments in fixed rate securities with longer-term maturities and call options by the issuer to maximize yield.

      The Bank's investment policy includes a determination of the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold securities until a forecasted recovery or maturity occurs, they are classified as held to maturity and are carried at amortized historical cost. Securities held for indefinite periods of time and not intended to be held to maturity include securities that management intends to use as part of its asset/liability strategy and that may be sold in response to changes in interest rates, prepayment risk, and other factors. Such securities are classified as available for sale and carried at estimated fair value.

      As of July 16, 2004, the Company transferred at fair value available for sale U.S. government agency securities with an amortized cost basis and fair value of approximately $307.6 million and $298.2 million, respectively, to held to maturity. The unrealized loss of $9.4 million, $6.2 million net of tax, was included as a component of other comprehensive income (loss) and is being accreted over the remaining life of the securities transferred. Management does not intend to sell these securities.

      The Company has continued to exercise its conservative approach to investing by purchasing high credit quality investments and controlling interest rate risk by investing in securities with periodic cash flow or with interest rates that reprice periodically, and longer-term maturities to complement the asset/liability structure of the balance sheet. Generally, most securities may be used to collateralize borrowings and public deposits. As a result, the investment portfolio is an integral part of the Company's funding strategy. The securities portfolio, including the Bank's investment in FHLB stock, of $1,122.9 million and $1,350.0 million at December 31, 2004 and 2003, consists of securities held to maturity totaling $502.2 million and $238.0 million, securities available for sale totaling $589.6 million and $1,081.4 million, and FHLB stock of $31.1 million and $30.6 million, respectively.

      Securities, including FHLB stock, represent 46.5 percent, 43.1 percent, and 36.9 percent of average interest earning assets in 2004, 2003, and 2002, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company's asset/liability strategy. The size of the securities portfolio will depend on deposit and loan growth, the ability of the Company to take advantage of leverage opportunities, and the availability of high quality and rated securities with acceptable yields and structures. The carrying value, estimated fair value, weighted average yields, and maturity distributions of securities and information on securities in a gross unrealized loss position are included in the Notes to the Consolidated Financial Statements.

      Obligations of U.S. government agencies principally include Federal Home Loan Bank ("FHLB"), Fannie Mae and Freddie Mac debentures and notes. At December 31, 2004 and 2003, the outstanding balances held in such U.S. government agency securities totaled $583.2 million and $796.4 million, respectively. For 2004, U.S. government agency securities decreased $213.2 million as purchases of $594.7 million in U.S. government agency bonds, net discount accretion of $0.6 million, and an increase in the fair value of available for sale securities of $5.6 million were offset by net sales and redemptions of $805.0 million and a reduction of $9.1 million as a result of the transfer from available for sale to held to maturity as previously discussed. For 2003, U.S. government agency securities increased $380.9 million as purchases of $859.2 million in U.S. government agency bonds and net discount accretion of $0.4 million were partially offset by net sales of $84.9 million, redemptions of $387.0 million and a decrease in the fair value of available for sale securities of $6.8 million. In 2004 and 2003, the net new purchases were mostly in fixed rate and floating rate (which contain maximum lifetime caps) callable U.S. government agency securities as the yields and spreads on these obligations were considered attractive.

      The Company invests in mortgage-backed securities, including collateralized mortgage obligations ("CMOs"), which are primarily issued by Ginnie Mae, Fannie Mae, and Freddie Mac. Ginnie Mae securities are backed by the full faith and credit of the U.S. Treasury, assuring investors of receiving all of the principal and interest due from the mortgages backing the securities. Fannie Mae and Freddie Mac guarantee the payment of interest at the applicable certificate rate and the full collection of the mortgages backing the securities. However, these securities are not backed by the full faith and credit of the U.S. Treasury.

      Mortgage-backed securities, including CMOs, decreased $24.4 million to $423.7 million, and decreased $117.0 million to $448.1 million at December 31, 2004 and 2003, respectively. The decrease in 2004 was due to sales of $104.2 million, principal paydowns and redemptions of $156.9 million, and net premium amortization of $0.1 million, partially offset by purchases of $234.0 million and an increase in the estimated fair value of available for sale securities of $2.8 million. The decrease in 2003 was due to sales of $329.7 million, principal paydowns and redemptions of $272.5 million, a decrease in fair value of available for sale securities of $6.8 million, and net premium amortization of $1.3 million, partially offset by purchases of $493.3 million.

      The following table sets forth additional information concerning mortgage-backed securities, including CMOs, as of the periods indicated:

------------------------------------------------------------------------------------
                                                                  (000's)
                                                                December 31,
------------------------------------------------------------------------------------
                                                          2004       2003       2002
------------------------------------------------------------------------------------
U.S. government agency:
    Mortgage-backed securities:
          Fixed rate                                  $164,609   $124,958   $364,684
          Adjustable rate                                   --      2,078      2,463
    Collateralized mortgage
    obligations:
          Fixed rate                                        --         --     22,603
          Adjustable rate                              259,030    321,011    175,093
Other                                                       32         39        249
------------------------------------------------------------------------------------
Total                                                 $423,671   $448,086   $565,092
====================================================================================

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

      The outstanding balances in obligations of states and political subdivisions at December 31, 2004 and 2003 were $84.8 million and $74.7 million with purchases of $31.5 million and $22.1 million, and maturities and other decreases of $21.4 million and $17.1 million during 2004 and 2003, respectively. The obligations are principally New York State political subdivisions with diversified final maturities and substantially all are classified as held to maturity. The Company considers such securities as core investments having favorable tax equivalent yields.

      The Company invests in medium-term corporate debt securities, bank and other equity securities, and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase. The Company had outstanding balances in corporate securities of $0.2 million at both December 31, 2004 and 2003, respectively, consisting of bank and other equity securities.

      The total investment in FHLB stock was $31.1 million and $30.6 million at December 31, 2004 and 2003, respectively. The increases in 2004 and 2003 reflect purchases of $54.2 million and $17.1 million, partially offset by redemptions of $53.7 million and $11.6 million, respectively. The Bank is a member of the FHLB of New York. As a prerequisite to obtaining increased funding from the FHLB of New York, the Bank may be required to purchase additional shares of FHLB of New York stock. Conversely, the FHLB of New York may require the Bank to redeem shares of FHLB of New York stock if the Bank's borrowings from the FHLB of New York decline.

      Except for securities of the U. S. government agencies (principally callable and mortgage-backed securities), Freddie Mac, Ginnie Mae, Fannie Mae, and FHLB, there were no obligations of any single issuer that exceeded ten percent of stockholders' equity at December 31, 2004 and 2003.

Loan Portfolio

      Loans represent the largest and highest yielding earning asset of the Company. Loan volume is dependent on the Bank's ability to originate loans in the competitive markets in which it operates. Critical factors include the credit worthiness of borrowers, the economy of the Bank's markets, and the level of interest rates. Also, impacting net loan growth is the level of loan prepayments, which occur more frequently in the current low interest rate environment. The Company continues to originate a significant portion of loans collateralized by real estate within the markets it primarily conducts business. The favorable economic conditions for both commercial and residential real estate and the credit worthiness of new and existing customers allowed the Bank to increase net loans outstanding in 2004 and 2003, in spite of a high level of loan prepayments.

      The increase in the loan portfolio and maintaining the loan portfolio's performance is an integral part of the Company's business strategy and revenue growth. During 2004, the average balance of net loans of the Company increased $83.8 million to $1,475.5 million, and increased $146.0 million in 2003 to $1,391.7 million, as compared to the 2002 average balance of $1,245.7 million. At December 31, 2004, loans outstanding increased $59.4 million to $1,508.1 million, or a 4.1 percent increase compared to loans outstanding at December 31, 2003. The 2004 loan growth resulted from: an increase in construction and land development loans of $20.7 million; an increase in residential mortgage loans of $10.0 million; an increase in time and demand loans of $26.9 million; an increase in home equity loans of $19.7 million; an increase in credit card loans of $0.8 million; and an increase in other loan categories, net of deferred commitment fees, of $3.0 million; partially offset by decreases in commercial mortgages and installment loans of $20.9 million and $0.8 million, respectively.

      Loans outstanding at December 31, 2003 increased $98.2 million to $1,448.7 million, or 7.3 percent as compared to loans outstanding at December 31, 2002. The 2003 loan growth resulted from: an increase in construction and land development loans of $33.0 million; an increase in commercial real estate loans of $46.2 million; an increase in residential mortgages of $8.4 million; an increase in home equity loans of $5.3 million; an increase in time and demand loans of $6.8 million; and an increase in other loan categories, net of deferred commitment fees, of $0.2 million; partially offset by decreases in installment loans and credit card loans of $1.6 million and $0.1 million, respectively.

      Real estate collateralized loans consisting of construction mortgages, interim and permanent commercial mortgages, home equity, and residential mortgages represent 87.6 percent and 89.1 percent of total gross loans at December 31, 2004 and 2003, respectively. Commercial mortgages, residential mortgages, and construction and land development loans, which in the aggregate increased significantly in both 2004 and 2003 will continue to be emphasized, as these loans represent quality real estate secured loans. At December 31, 2004 and 2003, the Company had approximately $221.6 million and $267.9 million of committed but unfunded commercial mortgage loans, construction and land development loans, and $83.0 million and $60.6 million of committed and unfunded residential mortgage loans (both first and junior liens), respectively.

      Time and demand loans are loans to businesses and individuals that are secured by collateral other than real estate (i.e., accounts receivable and inventory) or are unsecured. These loans increased to $165.9 million in 2004 from $139.0 million in 2003, and $132.2 million in 2002, as the Company continues to diversify its loan portfolio and an increasing number of commercial customers (including commercial real estate customers) borrowed from their lines of credit. Installment loans to individuals and businesses decreased in 2004 to $7.8 million from $8.6 million in 2003, which was a decrease from $10.2 million in 2002, as the Company experienced significant competition for these loans.

      The Bank currently provides Union State Bank Visa and MasterCard credit cards. At December 31, 2004 and 2003, the Bank had unused credit card lines of $36.2 million and $34.2 million, and outstanding balances of $6.4 million and $5.6 million, respectively. The credit card business allows the Company to increase its consumer lending.

      At December 31, 2004 and 2003, time and demand, installment, credit card, and other loans represented 12.4 percent and 10.9 percent of gross loans, respectively.

      It is the Company's policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Regulatory requirements generally prohibit the accrual of interest on certain loans when principal or interest is due and remains unpaid for 90 days or more (with the exception of credit card loans for which the criteria is 180 days past due). Nonaccrual loans, which are primarily collateralized by real estate, decreased at December 31, 2004 to $1.6 million compared to $6.1 million at December 31, 2003, and $12.5 million as of December 31, 2002.

      Net income is adversely impacted by the level of non-performing assets caused by the deterioration of the borrowers' ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provisions for credit losses, incur collection costs, and other costs associated with the management and disposition of foreclosed properties.

      The most significant non-performing loans have typically been construction and real estate related commercial loans, and commercial lease finance loans. Although the Bank has an aggressive foreclosure policy, the process is often slow and can be hampered by legal and market factors. Loans considered to be impaired were $1.3 million and $5.6 million at December 31, 2004 and 2003, respectively. Net loan charge-offs against the allowance for loan losses were $3,212,000 in 2004, compared to $1,885,000 in 2003 and $2,192,000 in 2002. The charge-offs in 2004, 2003, and 2002 reflect $3.2, million, $1.8 million, and $1.4 million, respectively, related to the Dutch Hill Loan, and in 2002, charge-offs of $0.6 million related to the final settlement of a lease finance company loan. The decrease in non-performing loans in 2004 and 2003 is primarily due to the reduction of the Dutch Hill Loan from principal payments and charge-offs, which were partially offset by advances to complete the construction and maintain the operations of the project. For further information on non-performing loans, see Note 5 to the Notes to Consolidated Financial Statements.

Allowance for Loan Losses

      The loan portfolio is evaluated on an ongoing basis. A comprehensive evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification and evaluation of past due loans, non-performing loans, impaired loans and potential problem loans, assessments of the expected effects of the current economic environment, applicable industries, geographic and customer concentrations within the loan portfolio, and a review of historical loss experience.

      The allowance for loan losses of $15.2 million and $14.8 million at December 31, 2004 and 2003, respectively, is available to absorb charge-offs from any loan category, while additions are made through charges to income and recoveries of loans previously charged-off. In addition to the allowance for loan losses (the "allowance"), a reserve for credit losses related to unfunded loan commitments and standby letters of credit (the "reserve") at December 31, 2004 and 2003 of $542,000 and $536,000, respectively, is included in other liabilities.

      Based upon management's assessment of the degree of risk associated with the various elements of the loan portfolio, it is estimated that at December 31, 2004 and 2003, 9 percent and 9 percent of the allowance and the reserve is applicable to time and demand loans, 84 percent and 85 percent is related to loans collateralized by real estate, including commercial and construction loans, 4 percent and 4 percent is applicable to installment, credit card and other loans, and 3 percent and 2 percent are unallocated, respectively.

      As with any financial institution, poor economic conditions, and high inflation, interest rates or unemployment may lead to increased losses in the loan portfolio. Conversely, improvements in economic conditions tend to reduce the amounts charged against the allowance. Management has established various controls, in addition to Board approved underwriting standards, in order to limit future losses, such as (1) a "watch list" of possible problem loans, (2) various loan policies concerning loan administration (loan file documentation, disclosures, approvals, etc.), and (3) a loan review staff employed by the Company, as well as outside loan review consultants, to determine compliance with established controls, and to review the quality and identify anticipated collectibility issues of the portfolio. Management determines which loans are uncollectible and makes additional provisions, as necessary, to state the allowance and the reserve at the appropriate levels.

      Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company's loan portfolio. In management's judgment, the allowance and reserve are considered adequate to absorb losses inherent in the credit portfolio. A substantial portion (87.6 percent at December 31, 2004) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. The collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for credit losses established in 2004, 2003, and 2002, and the related allowance and reserve reflect net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card, and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio.

      Management believes the allowance and the reserve at December 31, 2004 appropriately reflects the risk elements inherent in the total credit portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance or the reserve in response to changing economic conditions or regulatory examinations. During 2004, the New York State Banking Department completed an examination of the Bank, and the Federal Reserve completed an examination of the Company in January 2005. As a result of these examinations, no adjustments to the allowance or the reserve were required.

Loan Maturities and Sensitivity to Changes in Interest Rates

      The following table presents the maturities of loans outstanding at December 31, 2004 (excluding installment loans to individuals and real estate loans other than construction loans), and the amount of such loans by maturity date that have predetermined interest rates and the amounts that have floating or adjustable rates.

-------------------------------------------------------------------------------------------------
                                                       (000's, except percentages)
                                                       After
                                                       1 But
                                          Within      Within       After
                                          1 Year     5 Years     5 Years       Total      Percent
-------------------------------------------------------------------------------------------------
Loans:
Time and demand loans                   $102,194    $ 49,591    $ 14,099    $165,884          35%
Commercial installment loans                  39       5,806         270       6,115           1
Mortgage construction loans              210,908      90,691          --     301,599          64
-------------------------------------------------------------------------------------------------
Total                                   $313,141    $146,088    $ 14,369    $473,598         100%
-------------------------------------------------------------------------------------------------
Rate Sensitivity:
-------------------------------------------------------------------------------------------------
Fixed or predetermined interest rates   $ 72,397    $ 35,446    $ 11,409    $119,252          25%
Floating or adjustable interest rates    240,744     110,642       2,960     354,346          75
-------------------------------------------------------------------------------------------------
Total                                   $313,141    $146,088    $ 14,369    $473,598         100%
=================================================================================================
Percent                                       66%         31%          3%        100%
=================================================================================================

Contractual Obligations

      In the normal course of business, the Company incurs contractual obligations. A summary of all significant contractual obligations as of December 31, 2004 are summarized below:

--------------------------------------------------------------------------------------------
                                          (000's, except percentages)
                                              After 1      After 3
                                                  But          But
                                  Within     Within 3     Within 5      After 5
Contractual Obligations           1 Year        Years        Years        Years        Total
--------------------------------------------------------------------------------------------
Operating Lease Obligations   $      996   $    1,476   $    1,095   $      574   $    4,141
Borrowings                        38,203       50,039       85,044      451,746      625,032
Time deposits                    426,398      272,104       55,215           --      753,717
Employment agreements              2,901        5,833        5,284           --   $   14,018
--------------------------------------------------------------------------------------------
Total                         $  468,498   $  329,452   $  146,638   $  452,320   $1,396,908
============================================================================================

      Further information is included in Note 6, Note 7, Note 9, and Note 16 to the Consolidated Financial Statements, as applicable.

Off Balance Sheet Commitments

      Off balance sheet commitments incurred in the normal course of business as of December 31, 2004 are summarized below:


--------------------------------------------------------------------------------
                                   (000's, except percentages)
                                        After 1    After 3
                                            But        But
                              Within   Within 3   Within 5    After 5
Commercial Commitments        1 Year      Years      Years      Years      Total
--------------------------------------------------------------------------------
Lines of credit             $412,227   $     --   $     --   $     --   $412,227
Standby Letters of credit     41,348         --         --         --     41,348
Other loan commitments
  -- Commercial               55,165         --         --         --     55,165
  -- Residential              25,463         --         --         --     25,463
--------------------------------------------------------------------------------
Total                       $534,203   $     --   $     --   $     --   $534,203
================================================================================

Lines of credit in the above table are available upon demand. It is not expected that standby letters of credit will be funded. Other loan commitments represent committed but not yet funded commercial and residential real estate loans.

Deposits

      The Company's fundamental source of funds supporting interest earning assets continues to be deposits, consisting of demand deposits (non-interest bearing), NOW, money market, savings, and various forms of time deposits. Retail deposits are obtained primarily by mass marketing efforts and are fee and interest rate sensitive. Commercial deposits are generally obtained through direct marketing and business relationship development efforts, as well as a result of lending relationships. The maintenance of a strong deposit base is key to the development of lending opportunities and creates long-term customer relationships, which enhance the ability to cross sell services. Depositors include individuals, small and large businesses, and governmental units. To meet the requirements of a diverse customer base, a full range of deposit instruments are offered, which has allowed the Company to maintain and expand the deposit base despite intense competition from other banking institutions and non-bank financial service providers.

      Total deposits at December 31, 2004 increased 4.7 percent to $1,858.2 million from $1,775.0 million at December 31, 2003, and 14.4 percent from $1,551.8 million as of December 31, 2002. Excluding municipal time deposits, which are acquired on a bid basis, and brokered time deposits, total deposits increased to $1,695.5 million or by 2.8 percent as of December 31, 2004 and to $1,649.0 million or by 13.9 percent as of December 31, 2003. Average deposits outstanding increased to $1,878.8 million or by 9.8 percent in 2004, and to $1,711.4 million or by 14.2 percent in 2003 from the $1,498.3 million as of December 31, 2002. Average deposits, excluding municipal time deposits and brokered time deposits, increased to $1,735.3 million or by 9.8 percent in 2004 and to $1,580.1 million or by 14.1 percent in 2003 compared to the prior year.

      Average non-interest bearing deposits increased 14.3 percent to $322.8 million in 2004 compared to 2003, and 17.4 percent to $282.5 million in 2003 compared to 2002, due to expansion of the branch network and business development efforts. The 2004 increase was also attributable to $4.9 million of non-interest bearing deposits assumed from Reliance Bank.

      Average interest bearing deposits in 2004 increased $127.1 million and in 2003 increased $171.1 million, reflecting increases in all deposit categories, except for savings deposits in 2004. Average balances in NOW deposits increased $30.5 million in 2004 and $40.6 million in 2003, due principally to new and increased account activity by customers and an increase in average municipal deposits. The increase of $64.5 million in 2004 and $68.6 million in 2003 in average money market deposit balances principally resulted from an increase due to the offering of attractively priced accounts in select markets and branch locations, and an increase in average municipal deposits in both years. Savings deposits average balances decreased $8.9 million and increased $2.0 million in 2004 and 2003, respectively. The 2004 decrease was due to customers seeking more competitive products as a result of lower yields offered during this period of low interest rates, partially offset by $5.8 million of savings deposits assumed in the Reliance Bank acquisition.

      In 2004 and 2003, average time deposits outstanding increased $41.0 million and $59.9 million, respectively. Average time deposits increased in 2004 primarily by obtaining municipal and brokered time deposits with medium to long-term maturities by offering attractive rates. The 2004 increase was also due to $13.3 million of time deposits assumed in the Reliance Bank acquisition. Average time deposits increased in 2003, primarily by obtaining retail and brokered time deposits with medium to long-term maturities by offering attractive rates, and in both 2003 and 2004 by offering a one time rate increase option on retail accounts during periods of historically low interest rates.

      Municipal and brokered time deposits are used to fund loan growth, in excess of retail and commercial deposit growth, security purchases, and to leverage the balance sheet. Average municipal deposits increased $30.2 million in 2004 and $20.0 million in 2003 to provide funding of average earning assets growth. In 2004 and 2003, brokered time deposits of $25.0 million were acquired in each year as management obtained longer-term maturity deposits during a low interest rate period. In 2004 and 2003, average time deposits over $100,000 (including municipal deposits) increased $22.0 million and $11.5 million, respectively, compared to the prior years. Deposits of over $100,000 are generally for maturities of 30 to 180 days and are acquired to fund loans and securities and to leverage excess capital by matching such funds with investments and loan production in excess of deposit growth.

      Deposit costs generally decreased in 2004 and 2003 during periods of lower interest rates. However, the Federal Reserve Bank increased short-term interest rates 125 basis points during 2004, which caused deposit rates to begin to increase in the latter part of the year, and, therefore, average deposit yields decreased at a lesser rate compared to the decrease in 2003, as compared to the prior year. At December 31, 2003, short-term rates remained low compared to longer-term rates due to the Federal Reserve Bank lowering short-term interest rates by 50 basis points during 2003. It is expected that depositors will continue to favor short-term deposit products to react quickly to the uncertain interest rate environment, which will result in higher volatility of net interest margins due to the quick repricing of deposits during periods of both rising and declining interest rates.

     The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

------------------------------------------------------------------------------------------------
                                               (000's, except percentages)
                                                 Year Ended December 31,
                                  2004                     2003                     2002
                           Average    Average       Average    Average       Average    Average
                            Amount       Rate        Amount       Rate        Amount       Rate
------------------------------------------------------------------------------------------------
Demand deposits         $  322,753         --%   $  282,469         --%   $  240,578         --%
NOW accounts               167,787       0.44       137,270       0.42        96,654       0.67
Money market accounts      222,829       1.21       158,303       1.26        89,689       1.13
Savings deposits           426,031       0.56       434,945       0.64       432,942       1.14
Time deposits              739,379       2.49       698,372       2.64       638,485       3.29
------------------------------------------------------------------------------------------------
Total                   $1,878,779       1.29%   $1,711,359       1.39%   $1,498,348       1.84%
================================================================================================

Capital Resources

      Strong capitalization is fundamental to the successful operation of a banking organization. Management believes that the Corporation-Obligated mandatory redeemable capital securities of subsidiary trusts ("Capital Securities") and related junior subordinated debt, future retained earnings and stock purchases under the employee benefit plans will provide the necessary capital for current operations and the planned growth in total assets. In addition, capital growth can be acquired through the reinstatement of the Company's Dividend Reinvestment and Optional Stock Purchase Plan, which has been suspended, as well as by issuance of securities in the capital markets.

      Stockholders' equity increased to $182.0 million in 2004, or 8.2 percent compared to $168.3 million in 2003, and increased 7.9 percent in 2003 over the $156.0 million in 2002. The increase in 2004 was attributable to net income of $28.1 million, common stock options exercised and related tax benefit of $2.9 million, and other increases of $0.4 million, partially offset by cash dividends of $9.6 million, purchases of treasury stock of $7.1 million, and an increase in accumulated other comprehensive loss of $1.0 million. The increase in 2003 was attributable to net income of $29.3 million, common stock options exercised and related tax benefit of $4.5 million and other increases of $0.3 million, partially offset by cash dividends of $7.6 million, purchases of treasury stock of $6.2 million, and an increase in accumulated other comprehensive loss of $8.0 million.

      The Company manages capital through its earnings, stock plans, dividend policy, and stock repurchase programs. During 2004 and 2003, the Company acquired 329,771 and 367,685 common shares, respectively, through stock repurchase plans and common shares tendered in connection with stock option exercises.

      Cash dividends on the Company's common stock have been paid since 1986, the first dividend paid in the Company's history. In the first quarter of 1988, the Board of Directors authorized a quarterly cash dividend policy. Junior preferred stock dividends issued by TPNZ were approximately $10,000 in 2004, 2003, and 2002.

      The various components and changes in common stockholders' equity are reflected in the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004, 2003, and 2002.

      All banks and bank holding companies are subject to risk-based capital guidelines. These guidelines define capital as Tier I and Total capital. Tier I capital consists of common stockholders' equity, qualifying preferred stock and Capital Securities, less intangibles and accumulated other comprehensive income
(loss). Total capital consists of Tier I capital plus the allowance for loan losses and reserve related to unfunded loan commitments and standby letters of credit up to certain limits, qualifying preferred stock and certain subordinated and long term-debt securities. The guidelines require a minimum total risk-based capital ratio of 8.0 percent, and a minimum Tier I risk-based capital ratio of
4.0 percent.

      In accordance with new accounting principles adopted as of December 31, 2003, the Company has deconsolidated its investment in the Trusts, which have issued Capital Securities. As a result of this deconsolidation, the financial statements at December 31, 2004 and 2003 reflect subordinated debt issued by the Company in connection with Capital Securities, along with the Company's investment in common equity of the Trusts. The Federal Reserve has reevaluated the regulatory implications of this accounting change on capital treatment of the Capital Securities and has issued a final rule that retains the Tier I Capital treatment of the Capital Securities with certain modifications. The final rule will not affect the Company's treatment of the Capital Securities as Tier I Capital.

      The risk-based capital ratios were as follows at December 31:

--------------------------------------------------------------------------------
                                                   2004        2003        2002
--------------------------------------------------------------------------------
Tier I Capital:
        Company                                  14.15%      12.80%      12.55%
        Bank                                     13.93%      12.49%      12.37%
--------------------------------------------------------------------------------
Total Capital:
        Company                                  15.07%      13.70%      13.58%
        Bank                                     14.85%      13.39%      13.32%
================================================================================

      The Bank and Company must also maintain a minimum leverage capital ratio of at least 4 percent, which consists of Tier I capital based on risk-based capital guidelines, divided by average quarterly tangible assets (excluding intangible assets that were deducted to arrive at Tier I capital).

      The leverage capital ratios were as follows at December 31:

--------------------------------------------------------------------------------
                                                      2004       2003       2002
--------------------------------------------------------------------------------
Company                                              8.15%      7.54%      8.36%
Bank                                                 8.00%      7.34%      8.48%
================================================================================

      To be considered "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an institution must generally have a leverage capital ratio of at least 5 percent, Tier I capital ratio of 6 percent, and Total capital ratio of 10 percent. The Bank exceeds all current regulatory capital requirements and was in the "well capitalized" category at December 31, 2004. Management fully expects that the Company and the Bank will maintain a strong capital position in the future.

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

      The Asset/Liability Committee ("ALCO") establishes specific policies and operating procedures governing the Company's liquidity levels and develops plans to address future liquidity needs. The primary functions of asset/liability management are to provide safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. ALCO has also established an ALCO Investment Subcommittee ("Investment Committee"), which discusses investment and borrowing strategies on a more technical level. The Investment Committee is critical in developing appropriate strategies to effectively manage the Bank's investment portfolio, wholesale borrowings, and leverage strategies.

      Aside from cash on hand and due from banks, liquid assets are federal funds sold, which are available daily, and interest bearing deposits with banks. Excess liquid funds are invested by selling federal funds, which mature daily, to other financial institutions in need of funds. At December 31, 2004 and 2003, the Bank sold overnight federal funds in the amounts of $17.0 million and $10.0 million, respectively. Average balances of overnight federal funds sold for the year ended December 31, 2004 and 2003 were $27.5 million and $61.4 million, respectively.

      Other sources of asset liquidity include maturities of and principal and interest payments on securities and loans. The security and loan portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long-term liquidity. The amortized cost of securities available for sale and held to maturity having the earlier of contractual maturities, expected call dates or weighted average lives of one year or less amounted to $160.0 million at December 31, 2004. This represented 14.7 percent of the amortized cost of the securities portfolio, compared to 6.1 percent at December 31, 2003. The foregoing amount reflects mortgage-backed securities maturities based on a weighted average life, which does not consider monthly principal payments and prepayments received on these securities. Including the estimated cash flow from principal payments of mortgage-backed securities, the total cash flow of the security portfolio in the one year time frame is approximately $364.0 million at December 31, 2004, or 33.3 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals and real estate loans other than construction loans, $313.1 million, or 66.0 percent of such loans at December 31, 2004 mature in one year or less.

      As a preferred seller of mortgages to both Freddie Mac and FNMA, the Bank may also increase liquidity by selling residential mortgages, or exchanging them for mortgage-backed securities that may be sold, in the secondary market. Residential mortgages may also be used as collateral for borrowings from the FHLB.

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

      The Bank pledges certain of its assets as collateral for deposits of municipalities, FHLB borrowings, and securities sold under agreements to repurchase. The Bank had advances aggregating $82.7 million from the FHLB and borrowed $542.3 million under securities sold under agreements to repurchase at December 31, 2004. By utilizing collateralized funding sources, the Bank is able to access a variety of cost effective sources of funds. However, the pledging of assets for borrowings reduces the Bank's ability to convert such assets to cash as the need arises. The assets pledged consisting of residential real estate loans, U.S. government agency, obligations of states and political subdivisions, and mortgage-backed securities totaled $900.4 million and $1,162.1 million at December 31, 2004 and 2003, respectively.

      Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank's discount window, which borrowings must be collateralized with U.S. Treasury or government agency securities. The Bank has never used its ability to borrow from the discount window. Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity, and other factors. Based upon certain assets that are available for pledge as collateral, the Bank has the potential to borrow up to an additional $496.7 million as of December 31, 2004. The Bank may also borrow up to $75.0 million overnight under federal funds purchase agreements with six correspondent banks.

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

      Interest rate risk is the exposure of net interest income to changes in interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more liabilities than assets reprice in a given period (a liability-sensitive position), market interest rate changes will be reflected more quickly in liability rates. If interest rates decline, such positions will generally benefit net interest income, while an increase in rates will have an adverse effect on net interest income. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset-sensitive position), a decline in market rates would have an adverse effect on net interest income, while an increase in rates would have a positive impact.

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

      Substantially, all market risk sensitive instruments are held to maturity or available for sale. The Company does not acquire any significant amount of financial instruments for trading purposes. Federal funds, both purchased and sold, on which rates change daily, and loans and deposits tied to certain indices, such as the prime rate and LIBOR, are the most market rate sensitive and have the most stable fair values. The least sensitive instruments include long-term fixed rate loans and securities, floating and fixed rate securities with call options, and fixed rate certificates of deposits, which have the least stable fair values. On those types falling between these extremes, the management of maturity and repricing distributions is as important as the balances maintained.

      The management techniques for maturity and repricing distributions involve the matching, or mismatching to increase net interest spreads, of interest rate maturities, as well as principal maturities, and is a key determinant of net interest income. In periods of rapidly changing interest rates, an imbalance ("gap") between the rate sensitive assets and liabilities can cause fluctuations in net interest income and earnings. Establishing patterns of sensitivity that will enhance future growth regardless of frequent shifts in market conditions is one of the objectives of the Company's asset/liability management strategy.

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

      The Company uses two methods to evaluate its market risk to changes in interest rates, a "Static Gap" evaluation and a simulation analysis of the impact of a gradual parallel shift and gradual modified shift (flattening yield curve) in interest rates on the Company's net interest income.

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

      The "Static Gap" is presented in the table on page 74. Balance sheet items are categorized by contractual maturity, expected weighted average lives for mortgage-backed securities, or repricing dates, with floating rate securities and loans constituting the bulk of the floating rate category. The determination of the interest rate sensitivity of non-contractual items is arrived at in a subjective fashion. Passbook and statement savings accounts, NOW, and money market accounts are viewed as a relatively stable source of funds and less price sensitive and are therefore classified partially as short-term and partially as intermediate term funds.

      At December 31, 2004, the "Static Gap" shows a positive cumulative gap of $181.2 million or 6.9 percent of interest earning assets in the one day to one year repricing period, due principally to a higher level of floating rate assets and assets that reprice within one year or less, and the treatment of deposit accounts as previously discussed above. The increase in floating rate and short-term repricable assets reflects management's strategy of positioning the balance sheet as asset sensitive in anticipation of an increase in interest rates, while longer-term loans and securities are originated or purchased to maximize yield and provide protection if rates decrease. A significant portion of the loans in the over one year to five years category represents three and five year adjustable rate commercial mortgages. Origination of such loans has allowed the Company to generate an asset repriceable within three to five years to reduce long-term interest rate risk.

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

      For a given level of market interest rate changes, the simulation analysis can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, and consider embedded option risk by taking into account the effects of interest rate caps and floors. The Company assesses the results of the simulation analysis on a quarterly basis and, if necessary, implements suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income.

      Net interest income is forecasted using rising and declining interest rate scenarios. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations.

      The Company's policy limit on interest rate risk, as measured by the simulation analysis, is that if interest rates were to gradually increase 200 basis points, or decrease 100 basis points and 50 basis points in 2004 and 2003, respectively, (normally 200 basis points during periods of higher interest rates) from current rates ("parallel shift"), the percentage change in estimated net interest income for the subsequent 12-month measurement period should not decline by more than 5.0 percent. In addition, the Company has prepared the simulation analysis in the rising rate scenario for 2004 assuming short-term rates gradually increase 200 basis points, while medium to long-term interest rates increase 100 basis points to illustrate the flattening of the yield curve (modified shift).

      The tables below illustrate the estimated exposures under the rising rate scenario and declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual parallel shift for 2004 and 2003 (and modified shift for 2004), in interest rates for the next 12 month measurement period, beginning December 31, 2004 and 2003. Information on the percentage change in estimated net cash flows from the base case scenario is also shown. The cash flows are scheduled by expected maturity and reflect the effects of changes in market rates.

----------------------------------------------------------------------------------------------
                                             2004
----------------------------------------------------------------------------------------------
                                            Percentage Change in      Percentage Change in
Gradual Parallel Shift in                          Estimated Net             Estimated Net
Interest Rates                                   Interest Income                Cash Flows
----------------------------------------------------------------------------------------------
+ 200 basis points                                           3.0%                     (3.8)%
- 100 basis points                                          (2.3)%                    65.9%
----------------------------------------------------------------------------------------------
Gradual Shift in Interest Rates -
Flattening yield curve (Modified Shift)
----------------------------------------------------------------------------------------------
+ 200 basis points                                           1.6%                     (3.7)%
==============================================================================================
                                              2003
----------------------------------------------------------------------------------------------
                                            Percentage Change in      Percentage Change in
Gradual Parallel Shift in                          Estimated Net             Estimated Net
Interest Rates                                   Interest Income                Cash Flows
----------------------------------------------------------------------------------------------
+ 200 basis points                                           4.2%                     (9.8)%
- 50 basis points                                           (1.9)%                     3.9%
==============================================================================================

      The decrease in the percentage change of estimated net interest income in the 2004 parallel shift rising rate scenario, as compared to 2003, reflects a proportionate decrease of floating rate assets and assets repricable in the over one day to one year category, while certain rate sensitive liabilities have also decreased but at a lesser rate. This has caused the balance sheet to be less asset sensitive. Conversely, this should also result in a less negative percentage change of estimated net interest income in the declining rate scenario for 2004, as compared to 2003, however, the increase in the rate shift from 50 basis points to 100 basis points in 2004 has resulted in a greater negative effect for 2004. Percentage changes in estimated cash flow decrease (or become less negative) in the rising rate scenario and increase substantially in the declining rate scenario in 2004, as compared to the prior year. Cash flow is less negative in the rising rate scenario in 2004 compared to the prior year due to the decrease in callable securities, which do not produce cash flow in a rising rate scenario. The significant increase in cash flow in the declining rate scenario in 2004 results from the higher probability of callable securities being called as rates decline at a greater rate than 2003.

      The percentage change in estimated net interest income in the modified shift scenario for 2004 is 1.6 percent as compared to 3.0 percent in the parallel rate shift scenario. This illustrates the effect of the flattening yield curve and the resulting higher level of increase in the rates on shorter term liabilities, while the medium to long term assets do not increase at the same rate.

      In all cases, the Company maintains an asset sensitive position.

      As with any method of measuring interest rate risk, there are certain limitations inherent in the method of analysis presented. Actual results may differ significantly from simulated results should market conditions and management strategies, among other factors, vary from the assumptions used in the analysis. The model assumes that certain assets and liabilities of similar maturity or period to repricing will react the same to changes in interest rates, but, in reality, they may react in different degrees to changes in market interest rates. Specific types of financial instruments may fluctuate in advance of changes in market interest rates, while other types of financial instruments may lag behind changes in market interest rates. Additionally, other assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset, which are assumed in the simulation. Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and securities and early withdrawals from time deposits or disintermediation of core deposit accounts could deviate significantly from those assumed in the simulation. In addition, a steepening of the yield curve may have a positive effect on net interest income, while a flattening or inverted yield curve will generally have a negative effect on net interest income.

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

      Interest rate risk exposure is reviewed in weekly meetings in which guidelines are established for the following week and the longer-term. The interest rate gap and simulation are reviewed quarterly by ALCO and the Bank's Board of Directors.

      Risk can be mitigated by matching maturities or repricing more closely, and by reducing interest rate risk by the use of interest rate contracts. The Company does not use derivative financial instruments extensively, and no such contracts were outstanding at December 31, 2004 and 2003. However, as circumstances warrant, the Company may purchase derivatives such as interest rate contracts to manage its interest rate exposure. Any derivative financial instruments would be carefully evaluated to determine the impact on the Company's interest rate risk in rising and declining interest rate environments, as well as the fair value of the derivative instruments. Use of derivative financial instruments is included in the Bank's Statement on Interest Rate Risk Management as Related to Derivative Instruments and Hedging Activities Policy, which has been approved by the Bank's Board of Directors.

INTEREST RATE SENSITIVITY ANALYSIS BY REPRICING DATE

               The following table sets forth the interest rate sensitivity by repricing date as of December 31, 2004:

                                                           (000's, except percentages)
-------------------------------------------------------------------------------------------------------------------------------
                                           One         Over          Over          Over
                                       Day and      One Day         Three      One Year         Over         Non-
                                      Floating     to Three     Months to       To Five         Five     Interest
                                          Rate       Months      One Year         Years        Years      Bearing         Total
-------------------------------------------------------------------------------------------------------------------------------
Assets:
Loans, net                            $622,123    $  41,921     $ 168,956     $ 438,255     $221,617    $      --    $1,492,872
Mortgage-backed securities                  --      262,995        29,486       108,710       22,480           --       423,671
Other securities                            --          920        19,571       133,233      514,378           --       668,102
Other earning assets                    17,000       31,469            --            --           --           --        48,469
Other                                       --           --            --            --           --      113,156       113,156
-------------------------------------------------------------------------------------------------------------------------------
Total assets                           639,123      337,305       218,013       680,198      758,475      113,156     2,746,270
-------------------------------------------------------------------------------------------------------------------------------
Liabilities and Equity:
Interest bearing deposits              225,287      418,702       272,852       623,503           --           --     1,540,344
Other borrowed funds                     2,323       25,352        27,528       291,083      278,746           --       625,032
Subordinated debt issued in
   connection with Corporation-
   Obligated mandatory redeemable
   capital securities of subsidiary
    trusts                                  --       41,239            --            --       20,619           --        61,858
Demand deposits                             --           --            --            --           --      317,874       317,874
Other                                       --           --            --            --          128       18,988        19,116
Stockholders' equity                        --           --            --            --           --      182,046       182,046
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity           227,610      485,293       300,380       914,586      299,493      518,908     2,746,270
-------------------------------------------------------------------------------------------------------------------------------
Net interest rate sensitivity gap     $411,513    $(147,988)    $ (82,367)    $(234,388)    $458,982    $(405,752)   $       --
===============================================================================================================================
Cumulative gap                        $411,513    $ 263,525     $ 181,158     $ (53,230)    $405,752    $      --    $       --
===============================================================================================================================
Cumulative gap to
    interest earning assets               15.6%        10.0%          6.9%         (2.0%)       15.4%          --%           --%
===============================================================================================================================

Financial Ratios

      Significant ratios of the Company for the periods indicated are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                            Years Ended December 31,
                                                                                          2004       2003       2002
---------------------------------------------------------------------------------------------------------------------
Earnings Ratios Net income as a percentage of:
  Average earning assets                                                                  1.00%      1.15%      1.32%
  Average total assets                                                                    0.96%      1.10%      1.24%
  Average common stockholders' equity                                                    16.13%     18.05%     18.70%
Capital Ratios
Total stockholders' equity to assets                                                      6.63%      5.79%      6.14%
Average total stockholders' equity to average total assets                                5.96%      6.10%      6.65%
Average total stockholders' equity and Corporation-Obligated mandatory redeemable capital securities of subsidiary trusts
  to average total assets                                                                 7.93%      7.98%      8.73%
Average net loans as a multiple of average total stockholders' equity                      8.5        8.6        8.6
Leverage capital                                                                          8.15%      7.54%      8.36%
Tier I capital (to risk weighted assets)                                                 14.15%     12.80%     12.55%
Total risk-based capital (to risk weighted assets)                                       15.07%     13.70%     13.58%
Other
Allowance for loan losses as a percentage of year-end loans                               1.01%      1.02%      1.05%
Loans (net) as a percentage of year-end total assets                                     54.36%     49.34%     52.55%
Loans (net) as a percentage of year-end total deposits                                   80.34%     80.78%     86.11%
Securities, including FHLB stock, as a percentage of year-end total assets               40.89%     46.45%     42.30%
Average interest earning assets as a percentage of average
  interest bearing liabilities                                                          116.78%    118.25%    118.33%
Dividends per common share as a percentage of diluted earnings per common share          35.88%     26.71%     25.74%
=====================================================================================================================