Form 10-Q
period 2005-03-31
USB HOLDING CO INC
filed 2005-05-10
CIK 707805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005, or

9	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to _____________________

Commission file Number 1-12811

U.S.B. HOLDING CO., INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-3197969
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK	10962
(Address of Principal Executive Offices)	(Zip Code)

845-365-4600
(Registrant's Telephone Number (including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

NUMBER OF SHARES
CLASS	OUTSTANDING AT MAY 2, 2005

Common stock, par value	20,573,942
$0.01 per share

U.S.B. HOLDING CO., INC.

TABLE OF CONTENTS

		PAGE NO.
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	CONDENSED CONSOLIDATED STATEMENTS OF
	CONDITION AS OF MARCH 31, 2005 AND
	DECEMBER 31, 2004.	1

	CONDENSED CONSOLIDATED STATEMENTS OF
	INCOME FOR THE THREE MONTHS ENDED
	MARCH 31, 2005 AND 2004.	2

	CONDENSED CONSOLIDATED STATEMENTS OF
	CASH FLOWS FOR THE THREE MONTHS ENDED
	MARCH 31, 2005 AND 2004.	3

	CONDENSED CONSOLIDATED STATEMENTS OF
	CHANGES IN STOCKHOLDERS’ EQUITY FOR
	THE THREE MONTHS ENDED MARCH 31, 2005
	AND 2004.	4

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL
	STATEMENTS.	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK.	28

ITEM 4.	CONTROLS AND PROCEDURES	29

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
	AND USE OF PROCEEDS	30

ITEM 6.	EXHIBITS	31

SIGNATURES		35

-i-

ITEM 1. PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	(000’s, except share data)
ASSETS	March 31, 2005	December 31, 2004
Cash and due from banks	$62,634	$48,295
Federal funds sold	19,400	17,000
Cash and cash equivalents	82,034	65,295
Interest bearing deposits in other banks	109	334
Securities:
Available for sale (at estimated fair value)	476,168	589,572
Held to maturity (estimated fair value of $600,204 in 2005 and $507,428 in 2004)	608,438	502,201
Loans, net of allowance for loan losses of $15,501 in 2005 and $15,226 in 2004	1,511,286	1,492,872
Premises and equipment, net	15,047	15,616
Accrued interest receivable	12,608	17,312
Federal Home Loan Bank of New York stock	29,864	31,135
Intangible assets, net	4,772	5,087
Goodwill	1,380	1,380
Other assets	21,010	25,466
TOTAL ASSETS	$2,762,716	$2,746,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$327,501	$317,874
Interest bearing deposits:
NOW accounts	172,044	165,809
Money market accounts	191,484	200,647
Savings deposits	376,546	420,171
Time deposits	729,292	753,717
Total deposits	1,796,867	1,858,218
Accrued interest payable	6,538	6,782
Accrued expenses and other liabilities	13,611	12,206
Securities transactions not yet settled	101,366	—
Securities sold under agreements to repurchase	515,996	542,323
Federal Home Loan Bank of New York advances	82,275	82,709
Subordinated debt issued in connection with Corporation-Obligated mandatory redeemable capital securities of subsidiary trusts	61,858	61,858
Total liabilities	2,578,511	2,564,096
Minority-interest junior preferred stock of consolidated subsidiary	128	128
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value
Authorized shares: 10,000,000; no shares outstanding in 2005 and 2004	—	—
Common stock, $0.01 par value; authorized shares 50,000,000; issued shares of 22,004,701 in 2005 and 2004	220	220
Additional paid-in capital	184,046	184,166
Retained earnings	31,067	26,336
Treasury stock at cost, common shares 1,522,088 in 2005 and 1,657,887 in 2004	(22,034)	(22,855)
Common stock held for benefit plans	(2,856)	(2,780)
Deferred compensation obligation	2,854	2,746
Accumulated other comprehensive loss	(9,220)	(5,787)
Total stockholders’ equity	184,077	182,046
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,762,716	$2,746,270

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	(000’s, except share data) Three Months Ended March 31,
	2005	2004
INTEREST INCOME:
Interest and fees on loans	$23,631	$21,530
Interest on federal funds sold	357	85
Interest and dividends on securities:
U.S. government agencies	7,686	8,680
Mortgage-backed securities	4,271	2,968
Obligations of states and political subdivisions	926	853
Corporate and other	35	29
Dividends on Federal Home Loan Bank of New York stock	315	111
Total interest income	37,221	34,256
INTEREST EXPENSE:
Interest on deposits	6,595	6,047
Interest on borrowings	6,516	7,008
Interest on subordinated debt issued in connection with Corporation - Obligated mandatory redeemable capital securities of subsidiary trusts	1,122	884
Total interest expense	14,233	13,939

NET INTEREST INCOME	22,988	20,317
Provision for credit losses	391	211
Net interest income after provision for credit losses	22,597	20,106

NON-INTEREST INCOME:
Service charges and fees	904	1,096
Other income	923	720
Gains on securities transactions	—	1,112
Total non-interest income	1,827	2,928

NON-INTEREST EXPENSES:
Salaries and employee benefits	8,321	7,284
Occupancy and equipment	2,050	1,873
Advertising and business development	575	671
Professional fees	668	406
Communications	341	360
Stationery and printing	161	203
FDIC insurance	76	76
Amortization of intangibles	291	266
Other expense	861	864
Total non-interest expenses	13,344	12,003
Income before income taxes	11,080	11,031
Provision for income taxes	3,689	3,674
NET INCOME	$7,391	$7,357
BASIC EARNINGS PER COMMON SHARE	$0.36	$0.36
DILUTED EARNINGS PER COMMON SHARE	$0.35	$0.34
WEIGHTED AVERAGE COMMON SHARES	20,416,904	20,479,545
ADJUSTED WEIGHTED AVERAGE COMMON SHAES	21,356,048	21,408,930
DIVIDENDS PER COMMON SHARE	$0.13	$0.105

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(000’s) Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$7,391	$7,357
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	391	211
Depreciation and amortization	893	806
Amortization of discounts on securities - net	(143)	(118)
Deferred income tax benefit, net	(853)	(874)
Gains on securities transactions	—	(1,112)
Non-cash benefit plan expense	131	126
Decrease in accrued interest receivable	4,706	2,733
Decrease in accrued interest payable	(244)	(361)
Increase of accrued income tax payable	4,020	3,766
Other - net	4,874	1,471
Net cash provided by operating activities	21,166	14,005
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	75,070
Proceeds from principal repayments, redemptions and maturities of:
Securities available for sale	122,827	173,075
Securities held to maturity	917	22,071
Purchases of securities available for sale	(14,750)	(184,514)
Purchases of securities held to maturity	(5,604)	(6,945)
Net redemption (purchases) of Federal Home Loan Bank of New York stock	1,271	(6,954)
Net liabilities assumed in Reliance Bank acquisition	—	10,697
Net decrease (increase) in interest bearing deposits in other banks	225	(4,266)
Net increase in loans outstanding	(18,655)	(26,343)
Purchases of premises and equipment - net	(33)	(923)
Net cash provided by investing activities	86,198	50,968
FINANCING ACTIVITIES:
Net (decrease) increase in non-interest bearing deposits, NOW, money market and savings accounts	(36,926)	48,615
Net (decrease) increase in time deposits, net of withdrawals and maturities	(24,425)	30,012
Net decrease in securities sold under agreements to repurchase - short-term	(26,327)	(205,082)
Net decrease of Federal Home Loan Bank of New York advances - short-term	—	(10,500)
Proceeds from securities sold under agreements to repurchase - long-term	—	75,000
Repayment of Federal Home Loan Bank of New York advances - long term	(434)	(407)
Net proceeds from issuance of subordinated debt issued in connection with Corporation-Obligated mandatory redeemable capital securities of subsidiary trusts	—	9,975
Cash dividends paid	(2,660)	(2,149)
Proceeds from exercise of common stock options	395	294
Purchases of treasury stock	(248)	—
Net cash used for financing activities	$(90,625)	$(54,242)
Increase in Cash and Cash Equivalents	$16,739	$10,731
Cash and Cash Equivalents, Beginning of Period	65,295	67,451
Cash and Cash Equivalents, End of Period	$82,034	$78,182
Supplemental Disclosures:
Interest paid	$14,477	$(14,300)
Income tax payments	$(33)	$(745)
Purchases of held to maturity securities not yet settled, including interest receivable	$101,366	$—
Purchase of available for sale securities not yet settled, including interest receivable	$—	$21,507
Payment for held to maturity securities not yet settled at beginning of period, including interest receivable	$—	$(924)
Sales of available for sale securities not yet settled, including interest receivable	$—	$(31,666)
Amortization of loss on transfer of available for sale securities to held to maturity securities	$169	$—
Loans acquired in acquisition of Reliance Bank, including interest receivable	$—	$10,869
Deposits assumed in acquisition of Reliance Bank, including interest payable	$—	$23,933
Other assets (including intangibles and goodwill) acquired in acquisition of Reliance Bank, net of other liabilities assumed	$—	$2,367
Change in shares held in trust for deferred compensation	$108	$(22)
Change in deferred compensation obligation	$(108)	$22
Change in accumulated other comprehensive (loss) income	$(3,433)	$4,103
Non-cash exercise of stock options and related tax benefit	$2,996	$412
Non-cash purchases of treasury stock related to the exercise of stock options	$2,505	$(295)
Issuance of treasury stock related to the exercise of stock options	$3,574	$648

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 (000’s except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2005	20,346,814	$220	$184,166	$26,336	$(22,855)	$(2,780)	$2,746	$(5,787)	$182,046
Net Income				7,391					7,391
Other comprehensive loss: Net unrealized securities loss arising during the period, net of tax benefit of $1,848								(3,433)	(3,433)
Other comprehensive loss								(3,433)	(3,433)
Total comprehensive income									3,958
Cash dividends: Common ($0.13 per share)				(2,660)					(2,660)
Common stock options exercised and related tax benefit	255,079		(183)		3,574				3,391
Purchases of treasury stock	(119,280)				(2,753)				(2,753)
ESOP shares committed to be released			63			32			95
Deferred compensation obligation						(108)	108		―
Balance at March 31, 2005	20,482,613	$220	$184,046	$31,067	$(22,034)	$(2,856)	$2,854	$(9,220)	$184,077

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (000’s, except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at January 1, 2004	19,487,790	$ 209	$ 159,628	$ 31,655	$ (18,225)	$ (2,491)	$ 2,327	$ (4,810)	$ 168,293
Net Income				7,357					7,357
Other comprehensive income: Net unrealized securities gain arising during the period, net of tax benefit of $2,071								3,846	3,846
Reclassification adjustment of net loss for securities sold, net of tax benefit of $178								257	257
Other comprehensive income								4,103	4,103
Total comprehensive income									11,460
Cash dividends: Common ($0.105 per share)				(2,149)					(2,149)
Common stock options exercised and related tax benefit	68,634		58		648				706
Purchases of treasury stock	(13,395)				(295)				(295)
ESOP shares committed to be released			60			33			93
Deferred compensation Obligation						(22)	22		―
Balance at March 31, 2004	19,543,029	$209	$159,746	$36,863	$(17,872)	$(2,480)	$2,349	$(707)	$178,108

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

1.	Principles of Consolidation

The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the “Company”), Union State Bank (the “Bank”), and Ad Con, Inc. The condensed consolidated financial statements also include the Bank’s wholly-owned subsidiaries of Dutch Hill Realty Corp., U.S.B. Financial Services, Inc., and USB Delaware Inc., including its wholly-owned subsidiary, TPNZ Preferred Funding Corporation (“TPNZ”). All significant intercompany accounts and transactions are eliminated in consolidation.

In addition to the Bank, the Company has four other subsidiary trusts: Union State Capital Trust I, Union State Statutory Trust II, USB Statutory Trust III, and Union State Statutory Trust IV (collectively, the “Trusts”), that are not consolidated with the Company for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP). The Trusts were established by the Company in 1997, 2001, 2002, and 2004, respectively, for the purpose of issuing Corporation-Obligated mandatory redeemable capital securities of subsidiary trusts (“Capital Securities”) and acquiring junior subordinated debt from the Company. See Note 10 to the Company’s Consolidated Financial Statements for the year ended December 31, 2004 included in the Company’s 2004 Annual Report to Stockholders for a further discussion of the Capital Securities and the junior subordinated debt issued by the Company. The Company owns 100 percent of the voting securities of each of the Trusts. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trusts under the trust agreements relating to the Capital Securities. The Company’s ability to make interest payments on the subordinated debt is primarily dependent on the receipt of dividends from the Bank. See Note 10 of these notes to condensed consolidated financial statements for a discussion of the limits on the Bank’s ability to pay dividends to the Company.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005, and its operations, cash flows, and changes in stockholders’ equity for the three months ended March 31, 2005 and 2004. For purposes of presenting the condensed consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, as well as federal funds sold.

The Company distributed a five percent common stock dividend on September 24, 2004 to stockholders of record on September 10, 2004. The weighted average common shares outstanding and per common share amounts for the 2004 period have been adjusted to reflect the common stock dividend.

The condensed consolidated financial statements have been prepared in accordance with GAAP and predominant practices used within the banking industry. A summary of the Company's significant accounting policies is set forth in Note 3 to the Consolidated Financial Statements included in the Company's 2004 Annual Report to Stockholders. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities as of the dates of the condensed consolidated statements of condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the related provision for credit losses, and the valuation allowance for net deferred tax assets. In connection with the determination of the allowance for loan losses and provision for credit losses, management obtains independent appraisals for significant properties that collateralize loans with real estate.

These consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2004 and related notes included in the Company’s 2004 Annual Report to Stockholders and Form 10-K.

3.	Pending Accounting Pronouncements

Accounting for Exchanges of Nonmonetary Assets: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Accounting for Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 on January 1, 2006 will not have any impact on its consolidated financial statements.

Accounting for Stock-Based Compensation: SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), establishes a fair value based method of accounting for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123 was revised (SFAS No. 123R) in December 2004 to require accounting for stock based compensation using a fair value based method in the financial statements. On April 14, 2005, the Securities and Exchange Commission deferred the required effective date of SFAS No. 123R to the first fiscal year beginning after June 15, 2005. Under the SFAS No. 123R transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The effect of complying with SFAS No. 123R will have a significant effect on the Company’s net income as disclosed in Note 6 to the condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

Accounting for Conditional Asset Retirement Obligations: FASB Interpretation No. 47 (“FIN No. 47”) pertains to SFAS No. 143, “Accounting for Asset Retirement Obligations (“SFAS No. 143”), which applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset. An entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company’s adoption of FIN No. 47 on January 1, 2006 will not have any impact on its consolidated financial statements.

4.	Acquisition of Reliance Bank

As of the close of business on March 19, 2004, the Bank assumed approximately $23.9 million of deposits and acquired approximately $10.5 million of single-family residential mortgage loans, $10.7 million of cash and cash equivalents, $2.1 million of other assets, and $0.3 million of other loans in connection with the acquisition of Reliance Bank. The premium paid for the deposits assumed was $2.2 million, or 9.4 percent, and $0.2 million, or 1.6 percent, for the single-family residential loans acquired. Reliance Bank was closed by the New York Superintendent of Banks, which appointed the FDIC as Receiver. Reliance Bank, which operated as a one branch bank at 1200 Mamaroneck Avenue, White Plains, New York, became a Union State Bank branch effective immediately after its closing. During February 2005, the Bank closed the Mamaroneck Avenue branch, and the deposits were transferred to the Bank’s Martine Avenue, White Plains, New York, branch.

The assumption of deposits and acquisition of certain assets of Reliance Bank has been accounted for as a business combination in accordance with SFAS No.141, “Accounting for Business Combinations.” Assets, time deposits, and other liabilities acquired have been recorded at their estimated fair values as of March 19, 2004, and a core deposit intangible of $0.7 million was recorded based on a core deposit valuation study. Goodwill of $1.4 million was also recorded. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the core deposit intangible is being amortized over its estimated life and the goodwill component will be tested for impairment annually at year end.

5.	Intangible Assets

As of March 31, 2005 and December 31, 2004, the gross carrying amount and accumulated amortization of intangible assets acquired in connection with branch and bank acquisitions were $9.0 million and $4.5 million, and $9.0 million and $4.2 million, respectively. The intangible amortization expense for both three month periods ended March 31, 2005 and 2004 was $0.3 million. The annual amortization expense for the remaining life of all intangibles will vary throughout the amortization periods of which the maximum amount of amortization will be $1.1 million during such periods.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

6.	Accounting for Stock-Based Compensation

SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Procedure” (“SFAS No. 148"), amends SFAS 123 to provide alternate methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

Information on the Company’s stock option plans can be found in Note 17 to the Company’s Consolidated Financial Statements for the year ended December 31, 2004, included in the 2004 Annual Report to Stockholders. The Company has elected to continue to measure compensation expense for its stock-based compensation plans under the recognition and measurement principles of APB No. 25 and to provide pro forma disclosures of compensation expense measured by the fair value based method as prescribed by SFAS No. 123. No stock-based employee compensation is reflected in net income, as all options granted under the Company’s plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding the Company’s net income and basic and diluted earnings per common share, as required by SFAS No. 123, has been determined as if the Company had accounted for its stock options under the fair value method of that standard. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options’ vesting period.

The following table compares the Company’s net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the three months ended March 31, 2005 and 2004.

	(000’s, except share data)
	Three Months Ended
	March 31, 2005	March 31, 2004
Net income, as reported	$7,391	$7,357
Less: total stock-based compensation expense determined under the fair value based method for all awards, net of tax	180	146
Pro forma net income available to common stockholders	$7,211	$7,211
Earnings per common share:
Basic - as reported	$0.36	$0.36
Basic - pro forma	0.35	0.35
Diluted - as reported	$0.35	$0.34
Diluted - pro forma	0.34	0.34

The following weighted average assumptions were used for Director Plan grants for the three months ended March 31, 2005 and 2004, respectively: dividend yields of 1.93 and 2.52 percent; volatility factors of the expected market price of the Company’s common stock of 39.57 and 41.33 percent; risk free interest rates of 3.89 and 2.47 percent; and expected lives of 7.63 and 7.62 years, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

The following weighted average assumptions were used for Employee Plan grants for the three months ended March 31, 2005 and 2004, respectively: dividend yields of 2.60 and 2.43 percent; volatility factors of the expected market price of the Company’s common stock of 39.01 and 40.94 percent; risk free interest rates of 4.08 and 3.66 percent; and expected lives of 7.52 and 8.48 years.

7.	Earnings Per Common Share (“EPS”)

The computation of basic and diluted earnings per common share for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Numerator: Net income for basic and diluted earnings per common share - net income available to common stockholders	$7,391	$7,357

Denominator:
Denominator for basic earnings per common share - weighted average shares	20,416,904	20,479,545

Effects of dilutive securities: Director and employee - stock options	939,144	929,385

Denominator for diluted earnings per common share - adjusted weighted average shares	21,356,048	21,408,930

Basic earnings per common share	$0.36	$0.36
Diluted earnings per common share	$0.35	$0.34

8.	Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company’s asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the condensed consolidated statements of condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are shown in accumulated other comprehensive income (loss).

The decision to sell securities available for sale is based on management’s assessment of changes in economic or financial market conditions, interest rate risk, and the Company’s financial position and liquidity. Estimated fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of similar instruments. Securities in an unrealized loss position are periodically evaluated for other-than-temporary impairment. Management considers the effect of interest rates, credit ratings and other factors on the valuation of such securities, as well as the Company’s intent and ability to hold such securities until a forecasted recovery or maturity occurs. The Company does not acquire securities for the purpose of engaging in trading activities.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

The Company did not have gross realized gains or losses during the three month period ended March 31, 2005. During the three-month period ended March 31, 2004, the Company had gross realized gains from sales of securities available for sale of $1,112,000.

A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at March 31, 2005 and December 31, 2004 is as follows:

	(000’s)
March 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,916	$—	$2,508	$70,408
Mortgage-backed securities	407,416	1,669	4,429	404,656
Obligations of states and political subdivisions	920	40	―	960
Corporate securities	114	30	―	144
Total securities available for sale	$481,366	$1,739	$6,937	$476,168
Held to Maturity:
U.S. government agencies	$518,525	$—	$10,014	$508,511
Obligations of states and political subdivisions	89,913	2,537	757	91,693
Total securities held to maturity	$608,438	$2,537	$10,771	$600,204

(000’s)
December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$165,142	$99	$461	$164,780
Mortgage-backed securities	423,143	2,103	1,575	423,671
Obligations of states and political subdivisions	920	51	―	971
Corporate securities	114	36	―	150
Total securities available for sale	$589,319	$2,289	$2,036	$589,572
Held to Maturity:
U.S. government agencies	$418,371	$3,596	$1,521	$420,446
Obligations of states and political subdivisions	83,830	3,503	351	86,982
Total securities held to maturity	$502,201	$7,099	$1,872	$507,428

Available for sale and held to maturity obligations of states and political subdivisions are not subject to Federal income tax.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

9.	Loans

Nonaccrual loans were $1.0 million at March 31, 2005 and $1.6 million at December 31, 2004. Restructured loans were $0.1 million at both March 31, 2005 and December 31, 2004.

Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At March 31, 2005, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances. At March 31, 2005, loans that are not on nonaccrual status that management believes were potential problem loans that may result in their being placed on nonaccrual status in the near future totaled $8.1 million. One customer relationship accounts for $7.8 million of such potential problem loans. The loans related to this relationship are well secured by real estate collateral. Accruing loans that are contractually past due 90 days or more at March 31, 2005 are immaterial.

At March 31, 2005 and December 31, 2004, the recorded investment in loans that are considered to be impaired approximated $8.2 million and $1.3 million, of which $0.5 million and $1.3 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2005 and 2004, and for the year ended December 31, 2004 was $3.3 million, $5.4 million, and $4.3 million, respectively. Interest income recognized by the Company on impaired loans for the three months ended March 31, 2005 was $0.1 million. Such interest recognized for the three months ended March 31, 2004 was insignificant.

As applicable, each impaired loan has a related allowance for loan losses. The total allowance for loan losses specifically allocated to one impaired real estate construction loan with a balance of $1.0 million at December 31, 2004 was $0.2 million. On November 30, 2004, the Superior Court of New Jersey issued an unfavorable ruling regarding the foreclosure on other collateral securing this loan and a related personal guarantee. As a result of the unfavorable ruling, the Company charged-off $2.9 million of this loan in the fourth quarter of 2004. The Company is appealing this decision. As of February 3, 2005, all 83 condominium units in the project that secured the real estate construction loan have been sold and the remaining loan balance has been paid in full. The Company maintains a specific allocation of the allowance for loan losses for unfunded letters of credit related to this loan of $0.2 million at March 31, 2005.

10.	Borrowings and Stockholders’ Equity

The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York (“FHLB”) advances. Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow, when available, under master security sale and repurchase agreements through four primary investment firms, the FHLB, and to a lesser extent, its customers. The Bank did not have any FHLB short-term repurchase agreements outstanding at March 31, 2005. At December 31, 2004, the Bank had short-term repurchase agreements outstanding with the FHLB of $25.0 million at a weighted average interest rate of 2.10 percent. These short-term borrowings with the FHLB were collateralized by securities with an aggregate carrying value and estimated fair value of $29.4 million and $29.7 million, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

At March 31, 2005 and December 31, 2004, the Bank had short-term repurchase agreements with customers of $1.0 million and $2.3 million at a weighted average interest rate of 2.45 percent and 1.93 percent, respectively. These short-term customer borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $1.0 million and $2.4 million at March 31, 2005 and December 31, 2004, respectively.

Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $75.0 million. At March 31, 2005 and December 31, 2004, the Bank had no federal funds purchased balances outstanding.

Short-term FHLB advances are borrowings with original maturities between one and 365 days. There were no short-term FHLB advances outstanding at March 31, 2005 and December 31, 2004.

Additional information with respect to short-term borrowings as of and for the three months ended March 31, 2005 and 2004 is presented in the following table.

	(000’s except percentages)
Short-Term Borrowings	2005	2004
Balance at March 31	$996	$76,550
Average balance outstanding	$3,539	$163,206
Weighted-average interest rate:
As of March 31	2.45%	1.11%
Paid during period	2.11%	1.13%

The Bank had long-term borrowings, which have original maturities of over one year, of $515.0 million in securities sold under agreements to repurchase at both March 31, 2005 and December 31, 2004. These borrowings have an original term of between five and ten years at interest rates of 1.99 percent to 6.08 percent that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. The long-term borrowing in securities sold under agreements to repurchase may not be repaid in full prior to maturity without penalty. As of March 31, 2005 and December 31, 2004, these borrowings were collateralized by securities with an aggregate carrying value of $523.7 million and $518.8 million, and an estimated fair value of $515.6 million and $520.3 million, respectively.

At March 31, 2005 and December 31, 2004, long-term FHLB advances totaled $82.3 million and $82.7 million, respectively, at interest rates of between 4.55 percent to 6.05 percent. At March 31, 2005, borrowings totaling $2.3 million are amortizing advances having scheduled payments and $10.0 million are payable only at maturity. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. Advances at December 31, 2004 include $2.7 million of amortizing advances having scheduled periodic payments, $10.0 million that are payable at maturity, and $70.0 million that are callable on certain dates after an initial noncall period at the option of the insurer. The long-term FHLB advances may not be repaid in full prior to maturity without penalty. At March 31, 2005 and December 31, 2004, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate carrying value of $96.7 million and $96.5 million, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at March 31, 2005, with comparative totals for December 31, 2004, is as follows:

	(000’s except percentages)
Long-Term Borrowings	Within 1 Year	After 1 But Within 5 Years	After 5 Years	2005 Total	2004 Total
Contractual Payment Date:
Total long-term borrowing	$10,453	$135,082	$451,740	$597,275	$597,709
Weighted-average interest rate	4.85%	5.15%	4.07%	4.33%	4.33%
Expected Call Date:
Total long-term borrowing	$52,452	$306,083	$238,740	$597,275	$597,709
Weighted-average interest rate	2.72%	4.02%	5.08%	4.33%	4.33%

At March 31, 2005 and December 31, 2004, the Bank held 298,638 shares and 311,354 shares of capital stock of the FHLB with a carrying value of $29.9 million and $31.1 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, or for collateral pledged by TPNZ, 100 percent of net equity, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. In addition, the Bank may not declare and pay dividends more often than quarterly, and no dividends may be declared or paid if there is any impairment of the Bank’s capital stock. At March 31, 2005, the Bank could pay dividends of $50.5 million to the Company without having to obtain prior regulatory approval.

On March 23, 2005, the Company’s Board of Directors authorized the repurchase of up to 300,000 common shares, or approximately 1.5 percent of the Company’s outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2005 as, in the opinion of management, market conditions may warrant. The repurchased common shares will be held as treasury stock and will be available for general corporate purposes. The March 23, 2005 stock repurchase plan replaces the previous December 17, 2003 repurchase plan, which authorized the repurchase of up to 315,000 common shares (adjusted for common stock dividends). For the three months ended March 31, 2005, the Company purchased 11,300 shares of common stock under its repurchase plan at an aggregate cost of approximately $0.2 million. For the three months ended March 31, 2004, the Company did not purchase any shares of common stock under its repurchase plan. Purchases of common stock of 107,980 and 14,065 common shares (adjusted for common stock dividends) were acquired in connection with stock option exercises during the three-month periods ended March 31, 2005 and 2004, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

11.	Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trusts

The total amount of Capital Securities outstanding as of March 31, 2005 is $60 million. Capital Securities are generally permitted to be included in Tier I regulatory capital in an amount not in excess of 25 percent of Tier I Capital, with the remainder included in Total Capital. At March 31, 2005, Tier I Capital totaled $247.3 million, which included $60.0 million of Capital Securities. The Federal Reserve Bank has issued a final rule that retains the Tier I Capital treatment of Capital Securities with certain modifications. The final rule did not affect the Company’s treatment of the Capital Securities as Tier I Capital.

12.	Commitments and Contingencies

In the normal course of business, various commitments to extend credit are made, which are not reflected in the accompanying condensed consolidated financial statements. At March 31, 2005, formal credit lines, loan commitments, which are primarily loans collateralized by real estate, and credit card loans approximated $344.8 million, $157.6 million, and $38.3 million, respectively. Outstanding standby letters of credit totaled $41.2 million. Such amounts represent the maximum risk of loss on these commitments.

Standby letters of credit are issued to guarantee financial performance or obligations of the Bank’s customers. Generally, standby letters of credit are either partially or fully collateralized by cash, real estate, or other assets, and, in some cases, are not collateralized. In most cases, personal guarantees are obtained. Standby letters of credit are considered in the Bank’s evaluation of its allowance for loan losses.

The Company is party to employment agreements with the Company’s Chief Executive Officer, and Senior Executive Vice President - Chief Credit Officer, which are described in Note 16 to the Company’s Consolidated Financial Statements included in the 2004 Annual Report to Stockholders.

On April 18, 2005, the Company and the Bank entered into a letter agreement with Steven T. Sabatini, Senior Executive Vice President, Chief Financial Officer, and Assistant Secretary of the Company and the Bank, pursuant to which Mr. Sabatini provided notice of his decision to retire from his positions with the Company and the Bank, and from all other positions held with any subsidiaries or affiliates of the Company or the Bank, effective as of the close of business on January 6, 2006. The letter agreement also provides notice that Mr. Sabatini has decided not to stand for re-election to the Board of Directors of the Company at the Annual Meeting of Stockholders of the Company to be held on May 25, 2005.

Pursuant to the terms of the letter agreement, Mr. Sabatini will continue to serve the Company and the Bank in his current positions through the close of business on January 6, 2006. In addition, Mr. Sabatini, the Company, and the Bank have agreed to terminate Mr. Sabatini’s existing Employment Agreement dated July 28, 2004 (the “Employment Agreement”), which is described in Note 16 to the Company’s Consolidated Financial Statements included in the 2004 Annual Report to Stockholders, effective as of April 18, 2005. The letter agreement further provides, among other things, that, from the date of the letter agreement through January 6, 2006, Mr. Sabatini will continue to receive the salary and bonus currently provided for under the terminated Employment Agreement, will continue to be treated as an employee of the Company and the Bank for the purposes of participation in employee benefit plans and programs of the Company and the Bank (other than stock option plans), and will continue to be provided with certain insurance coverage and indemnification.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

Effective May 19, 1999, the Company adopted the Retirement Plan for non-employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the “Director Retirement Plan”). At March 31, 2005 and December 31, 2004, the Company had a recorded liability of $532,000 and $522,000, respectively, to provide for the present value of payments expected to be made under the Director Retirement Plan. The discount rate used to compute the present value obligation is 5.25 percent for both periods. At March 31, 2005 and December 31, 2004, a net intangible asset of $230,000 and $255,000, respectively, is recorded, reflecting the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee Directors. Benefit cost for the Director Retirement Plan for the three months ended March 31, 2005 and 2004 was approximately $36,000 and $34,000, of which $25,000 and $24,000 represents amortization of prior service cost, and $11,000 and $10,000 represents current service cost.

Other commitments are also described in Note 16 to the Company’s Consolidated Financial Statements for the year ended December 31, 2004, included in the Company’s 2004 Annual Report to Stockholders.

The Company is party to various legal proceedings arising in the ordinary course of business. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early states, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty, or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

The Company provides reserves in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” as required. The ultimate resolution may differ from the amounts reserved, if any.

13.	Segment Information

The Company has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, and Southern Connecticut. For the three months ended March 31, 2005 and 2004, there is no customer that accounted for more than ten percent of the Company’s revenue.

U.S.B. HOLDING CO.,INC.
ITEM 2.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “intend,” “should,” “will,” “would,” “could,” “may,” “planned,” “estimated,” “potential,” “outlook,” “predict,” “project” and similar terms and phrases, including references to assumptions.

Forward-looking statements are based on various assumptions and analyses made by the Company in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors the Company believes are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following: the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control; there may be increases in competitive pressure among financial institutions or from non-financial institutions; changes in the interest rate environment may reduce interest margins or affect the value of the Company’s investments; changes in deposit flows, loan demand or real estate values may adversely affect the Company’s business; changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently; general economic conditions, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry may be less favorable than the Company currently anticipates; legislative or regulatory changes may adversely affect the Company’s business; applicable technological changes may be more difficult or expensive than the Company anticipates; success or consummation of new business initiatives may be more difficult or expensive than the Company anticipates; or litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates.

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

OVERVIEW

The Company’s primary business is obtaining deposits through its retail branch system, and commercial and municipal relationships, and lending to both a retail and commercial customer base. A substantial amount of loans are secured by real estate, including construction projects. The Company also acquires triple-A credit rated securities to invest deposits in excess of loan production and borrows on a wholesale basis to leverage capital and manage interest rate risk. The Company operates through its 28 full service branches and its four loan centers in Rockland, Westchester, and Orange counties, and New York City in New York, and Stamford, Connecticut.

U.S.B. HOLDING CO.,INC.
ITEM 2.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest bearing liabilities. The Company also derives income from non-interest income sources such as service charges on deposit accounts, gains on sales of securities and other forms of income. Net interest income and non-interest income support the Company’s operating expenses and provision for credit losses.

As the Company’s primary source of income is net interest income, the interest rate environment has a significant effect on revenue. The market for and credit quality of loans is also impacted by interest rates, as well as the local economy. Deposits are also sensitive to interest rates, local economic conditions, and the attractiveness of alternative investments, such as stocks, bonds, mutual funds, and annuities.

Currently, the Company’s balance sheet is in an asset sensitive position in anticipation of higher rates as the economy continues to expand. If short-term interest rates continue to rise and the U.S. treasury yield curve widens, the Company’s net interest income should be positively affected as the balance sheet remains asset sensitive. However, the Company’s core revenue could be negatively affected if the U.S. treasury yield curve continues to flatten or becomes inverted resulting in short-term interest rates at higher levels than medium-to long-term interest rates, which would cause interest rate spreads to narrow.

Also significant to the Company’s net income and earnings per common share is the ability to generate quality interest earning assets in the form of loans and securities at reasonable interest spreads to maintain and increase net interest income. Due to the current interest rate environment and the flattening yield curve, intense competition for loans, and difficulty in obtaining acceptable yields and structures on security investments, while managing interest rate risk, increasing the Company’s interest earning assets is proving to be challenging. In addition, significant loan prepayments, and calls and accelerated principal payments on securities in this low interest rate environment are also impacting the Company’s ability to increase interest earning assets.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company’s significant accounting policies are more fully described in Note 3 to the Company’s Consolidated Financial Statements for the year ended December 31, 2004, included in the Company’s 2004 Annual Report to Stockholders. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary.

The more critical policies given the Company’s current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses, reserve for unfunded loan commitments, and provision for credit losses, the classification of securities as either held to maturity or available for sale and evaluation of other than temporary impairment of securities, and the evaluation of valuation reserves for deferred tax assets. These accounting policies are those that most frequently require management to make estimates and judgments and, therefore, are critical to understanding the Company’s results of operations. The Company’s critical accounting policies are described in greater detail under the heading “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2004 Annual Report to Stockholders. The Company’s practice on each of these accounting policies is further described in the applicable sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2004 Annual Report to Stockholders.

U.S.B. HOLDING CO.,INC.
ITEM 2.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

At March 31, 2005, the Company had total assets of $2,762.7 million, an increase of $16.4 million from December 31, 2004. The securities portfolio, including investments in Federal Home Loan Bank of New York (“FHLB”) stock, totaled $1,114.5 million and $1,122.9 million at March 31, 2005 and December 31, 2004, respectively, a decrease of $8.4 million during the three months ended March 31, 2005. The securities portfolio consists of securities held to maturity at amortized cost of $608.4 million and $502.2 million, securities available for sale at estimated fair value totaling $476.2 million and $589.6 million, and FHLB stock of $29.9 million and $31.1 million at March 31, 2005 and December 31, 2004, respectively.

Securities are selected to provide safety of principal and liquidity, produce income on excess funds during structural changes in the composition of deposits during cyclical and seasonal changes in loan demand, and to leverage capital. The amount of securities purchased and maintained in the investment portfolio is dependent on the level of deposit growth in excess of loan growth, the ability to leverage capital, while maintaining adequate capital ratios and managing interest rate risk, and the ability of the Bank to borrow wholesale funds. In order to manage liquidity and control interest rate risk, the Company’s investment strategy focuses on a combination of securities that have short maturities, adjustable-rate securities or those whose cash flow patterns result in a lower degree of interest rate risk, and investments in fixed rate securities with longer-term maturities and call options by the issuer to maximize yield. Generally, most securities may be used to collateralize borrowings and public deposits. As a result, the investment portfolio is an integral part of the Company’s funding strategy. The weighted average yield on a tax equivalent basis for the three months ended March 31, 2005 and weighted average life at March 31, 2005 of the investment portfolio was 5.00 percent and 5.55 years, respectively. The Company will continue to utilize the investment portfolio to invest excess cash flow and leverage capital, while managing interest rate risk.

During the three months ended March 31, 2005, U.S. government agency securities increased $5.8 million due primarily to purchases totaling $100.0 million, discount accretion of $0.1 million, and $0.2 million of amortization of the loss on transfer of available for sale securities to held to maturity, partially offset by redemptions of $92.4 million of callable bonds and a decrease in the estimated fair value of available for sale securities of $2.1 million. Mortgage-backed securities decreased by $19.0 million primarily due to principal paydowns of $30.5 million and a decrease in the estimated fair value of available for sale securities of $3.3 million, partially offset by purchases of $14.8 million. The Bank’s investment in obligations of states and political subdivisions, or municipal securities, increased by $6.1 million, primarily due to purchases of $7.0 million during the three month period ended March 31, 2005, partially offset by maturities of $0.9 million. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. These obligations are principally of New York State political subdivisions with diversified maturities, and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

U.S.B. HOLDING CO.,INC.
ITEM 2.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company invests in medium-term corporate debt securities and bank and other equity securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase. The Company had outstanding balances in bank and other equity securities of $0.1 million and $0.2 million at March 31, 2005 and December 31, 2004, respectively.

Loans represent the largest and highest yielding earning asset of the Company. Loan volume is dependent on the Bank’s ability to originate loans in the competitive markets in which it operates. Critical factors include the credit worthiness of borrowers, the economy of the Bank’s markets, and the level of interest rates. Also impacting net loan growth is the level of loan prepayments, which occur more frequently in the current interest rate environment. The Company continues to originate a significant portion of loans collateralized by real estate within the markets it primarily conducts business. The favorable economic conditions for both commercial and residential real estate, and the credit worthiness of new and existing customers, allowed the Bank to increase net loans outstanding during the 2005 first quarter, despite a high level of loan prepayments.

At March 31, 2005, loans outstanding were $1,526.8 million, a net increase of $18.7 million or 1.2 percent compared to December 31, 2004. The increase in the outstanding loan balance reflects increases of: $26.3 million in land acquisition and construction loans; $5.9 million in time secured loans; $4.6 million in time unsecured loans; $0.5 million in home equity loans, and $0.3 million in commercial installment loans. The increase was partially offset by decreases of $14.7 million in commercial mortgages, $2.4 in residential mortgages, $1.4 million in other loans, $0.3 million in credit cards, and $0.1 million in personal installment loans. The Company had approximately $383.1 million in formal credit lines outstanding, $157.6 million in loan commitments outstanding, which are loans primarily collateralized by real estate, and $41.2 million of standby letters of credit outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.3 million, or 1.8 percent, to $15.5 million at March 31, 2005, from $15.2 million at December 31, 2004. The allowance for loan losses represents 1.02 percent and 1.01 percent of gross loans outstanding at March 31, 2005 and December 31, 2004, respectively. The allowance reflects a provision of $0.4 million and net recoveries of $34,000 recorded for the three months ended March 31, 2005. In addition to the allowance for loan losses (the “allowance”), a reserve for credit losses related to unfunded loan commitments (the “reserve”) of $0.7 million at March 31, 2005 and $0.5 million at December 31, 2004, is included in other liabilities. At March 31, 2005, there are loans aggregating approximately $8.1 million, which are not on nonaccrual status, that were potential problem loans which may result in their being placed on nonaccrual status in the future. The potential problem loans primarily consist of $7.8 million related to one customer relationship. The loans related to this relationship are well secured by real estate collateral.

As with any financial institution, poor economic conditions and high inflation, interest rates or unemployment may lead to increased losses in the loan portfolio. Conversely, improvements in economic conditions tend to reduce the amounts charged against the allowance. Management has established various controls, in addition to Board approved underwriting standards, in order to limit future losses, such as (1) a “watch list” of possible problem and classified loans, (2) various loan policies concerning loan administration (loan file documentation, disclosures, approvals, etc.), and (3) a loan review staff employed by the Company, as well as outside loan review consultants, to determine compliance with established controls, and to review the quality and identify anticipated collectibility issues of the portfolio. Management determines which loans are uncollectible and makes additional provisions, as necessary, to state the allowance and the reserve at the appropriate levels.

U.S.B. HOLDING CO.,INC.
ITEM 2.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

An evaluation of the quality of the loan portfolio is performed by management on a quarterly basis as an integral part of the credit administration function, which includes the identification and evaluation of past due loans, non-performing loans, impaired loans and potential problem loans, assessments of the expected effects of the current economic environment, applicable industry, geographic, and customer concentrations within the loan portfolio, and a review of historical loss experience. Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company’s loan portfolio. In management’s judgment, the allowance and reserve are considered adequate to absorb losses inherent in the credit portfolio. The collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates.

The provisions for credit losses established for the three months ended March 31, 2005 and 2004 and the related allowance and reserve reflect net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card, and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. Management believes the allowance and the reserve at March 31, 2005 appropriately reflect the risk elements inherent in the total credit portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance or the reserve in response to changing economic conditions or regulatory examinations.

The Company’s fundamental source of funds supporting interest earning assets continues to be deposits, consisting of demand deposits (non-interest bearing), NOW, money market, savings, and various forms of time deposits. Retail deposits are obtained primarily by mass marketing efforts and are fee and interest rate sensitive. Commercial deposits are generally obtained through direct marketing and business relationship development efforts, as well as a result of lending relationships. The maintenance of a strong deposit base is key to the development of lending opportunities and creates long-term customer relationships, which enhance the ability to cross sell services. Depositors include individuals, small and large businesses, and governmental entities. To meet the requirements of a diverse customer base, a full range of deposit instruments are offered, which has allowed the Company to maintain the deposit base despite intense competition from other banking institutions and non-bank financial service providers.

Total deposits decreased $61.4 million, or 3.3 percent, for the three-month period ended March 31, 2005 to $1,796.9 million from $1,858.2 million at December 31, 2004. The total deposit decrease resulted from net decreases in retail and commercial deposits of $46.0 million, municipal deposits of $15.3 million, and brokered deposits of $0.1 million.

As of March 31, 2005, municipal time deposits decreased $32.9 million, compared to December 31, 2004, as a result of municipalities’ decisions to place funds in short-term liquid accounts at competitive rates and an overall reduction in the Company’s funding needs due to a reduction in investment securities and moderate loan growth in the 2005 first quarter. The decrease in municipal time deposits at March 31, 2005 was partially offset by an increase in municipal demand, NOW, money market, and savings deposits of $3.6 million, $7.4 million, $5.7 million, and $0.9 million, respectively. The increases in these municipal accounts reflect higher deposit levels in transaction and short-term accounts and a greater number of municipal customers.

U.S.B. HOLDING CO.,INC.
ITEM 2.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The decrease in retail, commercial, and brokered deposits at March 31, 2005 was due to decreases in NOW, savings, money market, and brokered deposits of $1.2 million, $44.5 million, $14.9 million, and $0.1 million, respectively, as compared to December 31, 2004. The decrease was partially offset by an increase in retail and commercial demand deposits of $6.1 million, and an increase in time deposits of $8.6 million, as compared to December 31, 2004. The decrease in retail and commercial NOW, savings, and money market deposits was due to customers moving deposits to more competitive products to better react to a rising short-term interest rate environment and increasing competition for such accounts. The increase in retail and commercial time deposits, which includes increases in IRA and KEOGH deposits of $2.5 million, time deposits over $100,000 of $5.6 million, and time deposits under $100,000 of $0.5 million, was primarily the result of customers seeking higher yielding deposits. The increase in retail and commercial demand deposits was the result of the Bank increasing its existing core deposit relationships, while adding demand deposit relationships in its existing and contiguous markets.

During the three months ended March 31, 2005, the Bank decreased its net borrowings by $26.8 million. Borrowings, combined with municipal deposits of approximately $15.3 million, are primarily used to provide funding for the securities portfolio, including investment in FHLB stock, which decreased $8.4 million during the three months ended March 31, 2005. As the amounts of municipal deposits change, the Bank will adjust the funding for the securities portfolio with short-term borrowings. Short-term borrowings provide management with the ability to react to changes in levels of earning assets. During April 2005, the Bank increased short-term borrowings to fund a portion of a $100.0 million security purchase. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $184.1 million at March 31, 2005 from the December 31, 2004 balance of $182.0 million, an increase of 1.1 percent. The increase primarily results from: $7.4 million of net income for the three month period ended March 31, 2005; $3.4 million of stock options exercised; and $0.1 million of shares committed to be released under benefit plans; partially offset by treasury stock transactions of $2.8 million, common stock dividends paid of $2.7 million, and an increase in other comprehensive loss of $3.4 million.

The Company's leverage ratio at March 31, 2005 was 8.99 percent, compared to 8.15 percent at December 31, 2004. The Company's Tier I and total capital ratios under applicable risk-based capital guidelines were 14.47 percent and 15.42 percent at March 31, 2005, and 14.15 percent and 15.07 percent at December 31, 2004, respectively. In addition, the Bank exceeds all current regulatory capital requirements and was in the “well-capitalized” category at March 31, 2005 and December 31, 2004. The increase in the Company’s capital ratios are due to the increase in stockholders’ equity, excluding accumulated other comprehensive loss, for the three months ended March 31, 2005.

U.S.B. HOLDING CO.,INC.
ITEM 2.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Earnings

Net income for the three months ended March 31, 2005 was $7.39 million compared to $7.36 million for the three months ended March 31, 2004, an increase of 0.5 percent. Diluted earnings per common share were $0.35 for the three months ended March 31, 2005, compared to $0.34 per common share in the prior year period, an increase of 2.9 percent. The Company’s net income for the three months ended March 31, 2005 resulted in a 16.03 percent return on average common stockholders’ equity and a 1.07 percent return on average total assets, as compared to 16.95 percent and 1.02 percent, respectively, for the three months ended March 31, 2004.

The increase in the 2005 first quarter net income and diluted earnings per common share compared to the 2004 period is due to a significant increase in net interest income. The net interest income increase was substantially offset by increases in the provision for credit losses related to loan growth, non-interest expenses from increases in salaries and benefits expenses, legal fees related to a non-performing real estate construction loan, costs for compliance with the Sarbanes-Oxley Act of 2002, and a decrease in security gains. During the 2004 first quarter, $105.5 million of available for sale mortgage-backed securities were sold resulting in security gains of $1.1 million ($0.6 million after income tax and incentive compensation effect), while no security gains or losses were realized for the quarter ended March 31, 2005.

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income is positively impacted by a combination of increases in earning assets over interest bearing liabilities, and an increase in the net interest spread between earning assets and interest bearing liabilities, as well as an increase in the volume of interest earning assets. Net interest income is adversely impacted by a combination of decreases in earning assets over interest bearing liabilities, a decrease in the net interest spread between earning assets and interest bearing liabilities, and a decrease in interest earning assets. For the three months ended March 31, 2005, net interest income increased 13.1 percent to $23.0 million, compared to $20.3 million for the three months ended March 31, 2004.

The increase in net interest income resulted from increases in both the net interest spread and margin on a tax equivalent basis to 3.41 percent and 3.53 percent for the March 31, 2005 first quarter from 2.95 percent and 3.02 percent for the 2004 prior year period. The increases in the net interest margin and spread on a tax equivalent basis were primarily due to a 175 basis point increase in short-term rates by the Federal Reserve Bank from June 30, 2004 to March 31, 2005. The short-term rate increases resulted in an increase in the yields on the Company’s floating rate assets tied to the prime rate and LIBOR. This increase in yields was greater than the increase in the yield on interest bearing liabilities as a result of the asset sensitivity of the balance sheet.

For the three months ended March 31, 2005, tax equivalent yields on interest earning assets increased to 5.68 percent from 5.03 percent, and yields on interest bearing liabilities increased to 2.27 percent from 2.08 percent, as compared to the 2004 prior year period, respectively. The increase in tax equivalent yields on interest earning assets for the three months ended March 31, 2005 was due to increases in yields on average securities to 5.00 percent from 4.12 percent, yields on average federal funds sold to 2.42 percent from 0.93 percent, and yields on average net loans to 6.31 percent from 5.94 percent, as compared to the 2004 prior year period, respectively. For the three months ended March 31, 2005, the increase in yields on interest bearing liabilities was due to increases in yields on borrowings to 4.39 percent from 3.58 percent and yields on deposits to 1.42 percent from 1.32 percent, as compared to the 2004 prior year period, respectively.

U.S.B. HOLDING CO.,INC.
ITEM 2.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The increase in the net interest income was partially offset by a decrease in average earning assets of $96.9 million, 3.5 percent, to $2.66 billion for the three months ended March 31, 2005 from $2.76 billion for the 2004 prior year period. The decrease was due to a $174.1 million, 13.7 percent, decrease in average investment securities, primarily as a result of proceeds received from calls of floating rate U.S. government agency securities that were not immediately reinvested because of tighter spreads offered on such securities. The decrease was partially offset by increases in average net loans of $54.6 million, 3.8 percent, and average federal funds sold of $22.7 million, 62.4 percent.

Average interest bearing liabilities also decreased $172.5 million, 7.2 percent, for the three months ended March 31, 2005, as compared to the 2004 prior year period. The decrease in average interest bearing liabilities was in part due to less funds needed as a result of the decline in earning assets. The decrease in average interest bearing liabilities was primarily due to decreases in average borrowings of $183.0 million, 23.3 percent, for the three month period ended March 31, 2005, as compared to the 2004 period year period.

The net interest margin is positioned to continue to widen if short-term interest rates continue to increase and the U.S. treasury yield curve widens. This is due to the asset sensitivity position of the Company’s balance sheet, primarily from investments in floating rate securities and commercial loans, which reprice based on spreads over LIBOR and the prime rate. However, net interest income could be negatively affected if the U.S. treasury curve continues to flatten or becomes inverted resulting in short-term interest rates at higher levels than medium-to long-term interest rates, which would cause interest spreads to narrow and prepayments of loans and securities to be accelerated.

Management continues to use its strong capital position to prudently leverage the balance sheet by purchasing government securities funded by borrowings. Although the leverage strategy results in narrower net interest spreads, the strategy increases net interest income without significant credit risk or increase in operating expenses. Management will continue to evaluate and manage the effect of the changing interest rate environment on the Company’s present and future operations, while continuing to competitively price its products and services throughout the markets it serves.

Provision for Credit Losses

The provision for credit losses increased $0.2 million to $0.4 million for the three month period ended March 31, 2005, compared to the same period in 2004. The increase in the provision for the three month 2005 period was primarily attributable to an overall loan growth, partially offset by a continued improvement in the credit quality of the loan portfolio. The Company’s non-performing assets to total assets decreased to 0.03 percent at March 31, 2005 from 0.17 percent at March 31, 2004. During the three months ended March 31, 2005, net recoveries totaled $34,000 as compared to net charge-offs of $142,000 for the 2004 prior year period.

U.S.B. HOLDING CO.,INC.
ITEM 2.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Nonaccrual loans were $1.0 million and $5.0 million at March 31, 2005 and 2004, respectively, compared to $1.6 million at December 31, 2004. Total nonaccrual loans at March 31, 2004 primarily consisted of a real estate construction loan of $4.1 million that was reduced to $1.0 million at December 31, 2004 as a result of charge-offs and principal paydowns. As of February 3, 2005, all 83 condominium units in the project that secured the loan have been sold and the remaining loan balance has been paid in full.

It is the Company’s policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Regulatory requirements generally prohibit the accrual of interest on certain loans when principal or interest is due and remains unpaid for 90 days or more (with the exception of credit card loans for which the criteria is 180 days past due).

Net income is adversely impacted by the level of non-performing assets caused by the deterioration of borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provisions for credit losses, incur collection costs, and other costs associated with the management and disposition of foreclosed properties. A substantial portion (87.4 percent at March 31, 2005) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates.

Non-Interest Income

Non-interest income decreased for the three months ended March 31, 2005 to $1.8 million from $2.9 million for the 2004 prior year period. The decrease was primarily due to decreases in service charges on deposit accounts of $0.2 million and security gains of $1.1 million. During the 2004 first quarter, $105.5 million of available for sale mortgage-backed securities were sold resulting in security gains of $1.1 million, while no security gains were realized for the quarter ended March 31, 2005 due to existing market conditions. These decreases were partially offset by an increase in other income of $0.2 million, which primarily consisted of increases in letter of credit fees, fee income on investment product sales, and other miscellaneous income.

Non-Interest Expenses

Non-interest expenses increased $1.3 million, 11.2 percent, to $13.3 million for the three month period ended March 31, 2005 from the comparable prior year period in 2004. The primary reasons for this increase results from higher levels of salaries and benefits, occupancy expenses and professional fees, partially offset by decreases in advertising and business development, and stationery and printing expenses.

Salaries and employee benefits, the largest component of non-interest expense, increased by $1.0 million, or 14.2 percent, during the three month period ended March 31, 2005 compared to the prior year 2004 period. The increase occurred due to additional personnel employed by the Company primarily from the acquisition of Reliance Bank. In addition, salaries and employee benefits increased due to additional expenses related to medical plans, deferred compensation plans, and expenses related to bonus plan compensation. Increases in salaries and employee benefits expense were partially offset by an increase in the allocation of a portion of salary and benefit expense to deferred loan origination expense, and a decrease in overtime expense as compared to prior year periods.

U.S.B. HOLDING CO.,INC.
ITEM 2.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Changes in the other components of non-interest expense for the three month period ended March 31, 2005, compared to the prior year 2004 period, were primarily due to the following:

w
Increase of $177,000 (9.5 percent) in occupancy and equipment expense. The increase is primarily due to higher depreciation expense from investments in technology, rent expense for the 1200 Mamaroneck Avenue branch, White Plains, New York, an increase in real estate taxes due to refunds received in 2004, and higher utility costs.

w	Decrease of $96,000 (14.3 percent) in advertising and business development. The decrease reflects a reduction in television advertising, as well as less expenses related to promotional events.

w
Increase of $262,000 (64.5 percent) in professional fees. The increase is due to higher legal fees related to a non-performing real estate construction loan and costs related to compliance with the Sarbanes-Oxley Act of 2002.

w
Increase of $25,000 (9.4 percent) in amortization of intangibles. The increase reflects amortization of an additional intangible asset related to the acquisition of Reliance Bank in the first quarter of 2004.

w	Decrease of $42,000 (20.7 percent) in stationery and printing. The decrease was primarily due to less computer related equipment purchased in 2005.

Income Taxes

The effective income tax rates for both the three month periods ended March 31, 2005 and 2004 was 33.3 percent. The effective income tax rate for both the 2005 and 2004 periods reflects nontaxable income from municipal bonds and lower state income taxes. As a result of a reduction in taxable income for New York State tax purposes, the Company has established a valuation allowance at March 31, 2005, December 31, 2004, and March 31, 2004 in the amount of $2.8 million, $2.6 million, and $1.5 million, respectively. The valuation allowance reduces the New York State deferred tax asset to the amount management believes will more likely than not be realized. As of March 31, 2005, the New York State deferred tax asset, net of state deferred tax liabilities, is fully reserved by the valuation allowance.

U.S.B. HOLDING CO.,INC.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates, foreign currency exchange rates, and commodity prices. Quantitative and qualitative disclosures about market risk at December 31, 2004 were reported in the Company’s 2004 Annual Report to Stockholders. There have been no material changes in the Company’s market risk exposures at March 31, 2005 compared to December 31, 2004. Interest rate risk continues to be the Company’s primary market risk exposure since all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into or acquired for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps and has not been party to any derivative financial instruments during the three months ended March 31, 2005.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a “Static Gap” evaluation and a simulation analysis of the impact of changes in interest rates on the Company’s net interest income and cash flow. There have been no changes in the Company’s policy limit of acceptable variances to net interest income at March 31, 2005 as compared to December 31, 2004. The Company’s “Static Gap” at March 31, 2005 was a positive cumulative gap of $173.5 million in the one-year time frame compared to a positive cumulative gap of $181.2 million at December 31, 2004. If interest rates were to gradually increase 200 basis points or decrease 100 basis points (normally 200 basis points during periods of higher interest rates) from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company’s policy limit of not changing by more than 5.0 percent.

U.S.B. HOLDING CO.,INC.
ITEM 3.	CONTROLS AND PROCEDURES

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, as of March 31, 2005. The chief executive officer and chief financial officer have each concluded, based on their review, that as of March 31, 2005, the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2005.

2005 Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs[1]
January 1 to January 31	—	$ —	N/A	N/A
February 1 to February 28	84,163	23.43	N/A	N/A
March 1 to March 31	35,117	22.25	11,300	288,700
Total	119,280	$23.08	11,300	288,700

Common stock purchased reflected in the above table are the result of purchases of common stock under the Company’s Treasury Stock Purchase Plan and the purchase of common stock in connection with the exercise of stock options during the three months ended March 31, 2005.

1 The Company authorized a common stock repurchase plan of up to 300,000 shares on March 23, 2005 to expire on December 31, 2005.

The Company’s ability to pay cash dividends on its common stock is dependent upon the receipt of cash dividends from its wholly-owned subsidiary, Union State Bank. At March 31, 2005, Union State Bank could pay dividends of $50.5 million to the Company without having to obtain prior regulatory approval. See Note 10 to the condensed consolidated financial statements for the three months ended March 31, 2005.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit
(3) (a)
Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (“2002 Second Quarter 10-Q”), Exhibit (3)(a)).

(3) (b)	Bylaws of Registrant (incorporated herein by reference to Registrant’s Registration Statement on Form S-14 (File No. 2-79734), Exhibit (3)(b)).

(4) (a)
Junior Subordinated Indenture, dated February 5, 1997, between Registrant and The Chase Manhattan Bank, as trustee (incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-12811) (“1996 10-K”), Exhibit (4)(a)).

(4) (b)
Guarantee Agreement, dated February 5, 1997, by and between Registrant and The Chase Manhattan Bank, as trustee for the holders of 9.58% Capital Securities of Union State Capital Trust I (incorporated herein by reference to Registrant’s 1996 10-K, Exhibit (4)(b)).

(4) (c)	Amended and Restated Declaration of Trust of Union State Capital Trust I (incorporated herein by reference to Registrant’s 1996 10-K, Exhibit (4)(c)).

(4) (d)
Junior Subordinated Indenture, dated July 31, 2001, between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (“2001 Third Quarter 10-Q”), Exhibit (4)(d)).

(4) (e)
Guarantee Agreement, dated July 31, 2001, by and between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as trustee for the holders of Capital Securities of Union State Statutory Trust II (incorporated herein by reference to Registrant’s 2001 Third Quarter 10-Q, Exhibit (4)(e)).

(4) (f)	Amended and Restated Declaration of Trust of Union State Statutory Trust II (incorporated herein by reference to Registrant’s 2001 Third Quarter 10-Q, Exhibit (4)(f)).

(4) (g)
Indenture, dated June 26, 2002, between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as trustee, (incorporated herein by reference to Registrant’s 2002 Second Quarter 10-Q), Exhibit (4)(g)).

(4) (h)
Guarantee Agreement dated June 26, 2002, by and between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as trustee for the holders of Capital Securities of USB Statutory Trust III, (incorporated herein by reference to Registrant’s 2002 Second Quarter 10-Q, Exhibit (4)(h)).

(4) (i)	Amended and Restated Declaration of Trust of USB Statutory Trust III, (incorporated herein by reference to Registrant’s 2002 Second Quarter 10-Q, Exhibit (4)(i)).

ITEM 6.	EXHIBITS (cont'd)

(4) (j)	Registrant’s Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference to Registrant’s Form S-3 Registration Statement filed December 14, 1993 (file No. 33-72788)).

(4) (k)
Amended and Restated Declaration of Trust of Union State Statutory Trust IV dated March 25, 2004 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (“2004 First Quarter 10-Q”), Exhibit (10)(ad)).

(4) (l)	Indenture dated March 25, 2004 between Registrant and Wilmington Trust Company, as Trustee (incorporated herein by reference to the Registrant’s 2004 First Quarter 10-Q, Exhibit (10)(ae)).

(4) (m)
Guarantee Agreement dated March 24, 2004 by and between registrant and Wilmington Trust Company, as Trustee for the holders of Capital Securities of Union State Bank Statutory Trust IV (incorporated herein by reference to the Registrant’s 2004 First Quarter 10-Q, Exhibit (10)(af)).

(10) (a)
Agreement of Employment dated as of November 16, 2003 between the Company and the Bank and Thomas E. Hales (incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit (10)(a)).

(10) (b)
Agreement of Employment dated as of July 28, 2004 between the Company and the Bank and Raymond J. Crotty (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (“2004 Second Quarter 10-Q”), Exhibit (10)(b)).

(10) (c)
Registrant’s 1993 Incentive Stock Option Plan (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 002-79734), Exhibit (10)(e)).

(10) (d)
Registrant’s Employee Stock Ownership Plan (With 401(k) Provisions) (incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 10-K”), Exhibit (10)(g)).

(10) (e)	Registrant’s Director Stock Option Plan (incorporated herein by reference to Registrant’s 1996 10-K, Exhibit (10)(f)).

(10) (f)	Registrant’s 1998 Director Stock Option Plan (incorporated herein by reference to Registrant’s Form S-8 Registration Statement, filed June 5, 1998 (File No. 333-56169), Exhibit (99.1)).

(10) (g)
Registrant’s Key Employees’ Supplemental Investment Plan, as amended July 1, 1997 and September 1, 1998 (incorporated herein by reference to the Plan’s Annual Report on Form 11-K for the year ended December 31, 1998, (File No. 001-12811, Exhibit (10)(j)).

ITEM 6.	EXHIBITS (cont'd)

(10) (h)
Registrant’s Key Employees’ Supplemental Diversified Investment Plan dated September 1, 1998 (incorporated herein by reference to the Plan’s Annual Report on Form 11-K for the year ended December 31, 1998 (File No. 001-12811), Exhibit (10)(k)).

(10) (i)	Registrant’s 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement filed April 16, 1997 (File No. 001-12811)).

(10) (j)
Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees (“Employees Stock Option Plan”) (incorporated herein by reference to Exhibit A to Tappan Zee Financial, Inc.’s Proxy Statement for use in connection with its 1996 Annual Meeting of Shareholders (File No. 000-26466) (“Tappan Zee 1996 Proxy Statement”)).

(10) (k)
Amendment No. 1 to the Employees Stock Option Plan (incorporated herein by reference to Tappan Zee Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-26466) (“Tappan Zee 1997 10-K”), Exhibit 10.1.1).

(10) (l)
Amendment No. 2 to the Employees Stock Option Plan (incorporated herein by reference to Appendix A to Tappan Zee Financial, Inc.’s Proxy Statement for use in connection with its 1997 Annual Meeting of Shareholders (File No. 000-26466) (“Tappan Zee 1997 Proxy Statement”)).

(10) (m)	Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors (“Outside Director Option Plan”) (incorporated herein by reference to Exhibit B to the Tappan Zee 1996 Proxy Statement).

(10) (n)	Amendment No. 1 to the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).

(10) (o)	Amendment No. 2 to the Outside Director Option Plan (incorporated herein by reference to Appendix B to the Tappan Zee 1997 Proxy Statement).

(10) (p)
Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee Financial, Inc. and Certain Affiliates (incorporated herein by reference to Tappan Zee Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-26466), Exhibit 10.7).

(10) (q)
Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1 (file No. 33-94128) filed on June 30, 1995, as amended, Exhibit 10.7).

(10) (r)
Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc., and recipients of stock options granted pursuant to the Employees Stock Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

ITEM 6.	EXHIBITS (cont'd)

(10) (s)
Registrant’s Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999, and as amended March 20, 2002 (incorporated herein by reference to the Registrant’s 2001 10-K, Exhibit (10)(w)).

(10) (t)
Asset Purchase and Account Assumption Agreement by and between Union State Bank and La Jolla Bank dated May 25, 2000 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit (10)(oo)).

(10) (u)	U.S.B. Holding Co., Inc. Severance Plan dated January 30, 2002 (incorporated herein by reference to Registrant’s 2001 10-K, Exhibit (10)(y)).

(10) (v)
Asset Purchase and Liability Assumption Agreement dated as of June 14, 2002, by and between Union State Bank and Fourth Federal Savings Bank (incorporated herein by reference to Registrant’s 2002 Second Quarter 10-Q, Exhibit (10)(z)).

(10) (w)
U.S.B. Holding Co., Inc. Executive Incentive Bonus Plan as amended February 24, 1999 (incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement filed April 27, 1999 (File No. 002-79734)).

(10) (x)
Amendment No. 2 to the Key Employees’ Supplemental Investment Plan dated September 1, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (“2003 Third Quarter 10-Q”), Exhibit (10)(ab)).

(10) (y)	Amendment No. 1 to the Key Employees’ Diversified Investment Plan dated September 1, 2003 (incorporated herein by reference to the Registrant’s 2003 Third Quarter 10-Q, Exhibit (10)(ac)).

(10) (z)
Purchase and Assumption Agreement among the Federal Deposit Insurance Corporation, Receiver of Reliance Bank, White Plains, New York, and Union State Bank, Nanuet, New York, dated as of March 19, 2004 (incorporated herein by reference to the Registrant’s 2004 First Quarter 10-Q, Exhibit (10)(ag)).

10) (aa)
Loan Sale Agreement by and between the Federal Deposit Insurance Corporation in its Receivership Capacity and Union State Bank, Nanuet, New York (incorporated herein by reference to the Registrant’s 2004 First Quarter 10-Q, Exhibit (10)(ah)).

(10) (ab)	Letter Agreement dated April 18, 2005 between the Registrant and Steven T. Sabatini (incorporated by reference to the Registrant’s Report on Form 8-K filed April 20, 2005).

(31.1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).*

(31.2)	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).*

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on
May 9, 2005.

U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales	/s/ Steven T. Sabatini

Thomas E. Hales Chairman of the Board, President, Chief Executive Officer and Director	Steven T. Sabatini Senior Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)