Form 10-Q
period 2005-06-30
USB HOLDING CO INC
filed 2005-08-09
CIK 707805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
 :  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005, or

 9  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to _____________________

Commission file Number 1-12811

U.S.B. HOLDING CO., INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-3197969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK	10962
(Address of Principal Executive Offices)	(Zip Code)

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

YES    X     NO
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    X     NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING AT AUGUST 2, 2005
Common stock, par value $0.01 per share	20,623,247

U.S.B. HOLDING CO., INC.

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION		PAGE NO.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	CONDENSED CONSOLIDATED STATEMENTS OF
	CONDITION AS OF JUNE 30, 2005 AND
	DECEMBER 31, 2004	1

	CONDENSED CONSOLIDATED STATEMENTS OF
	INCOME FOR THE THREE MONTHS ENDED
	JUNE 30, 2005 AND 2004	2

	CONDENSED CONSOLIDATED STATEMENTS OF
	INCOME FOR THE SIX MONTHS ENDED
	JUNE 30, 2005 AND 2004	3

	CONDENSED CONSOLIDATED STATEMENTS OF
	CASH FLOWS FOR THE SIX MONTHS ENDED
	JUNE 30, 2005 AND 2004	4

	CONDENSED CONSOLIDATED STATEMENTS OF
	CHANGES IN STOCKHOLDERS’ EQUITY FOR
	THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL
	STATEMENTS	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	31

ITEM 4.	CONTROLS AND PROCEDURES	32

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
	AND USE OF PROCEEDS	33

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33

ITEM 6.	EXHIBITS	34

SIGNATURES

- i -

ITEM 1.  PART I - FINANCIAL INFORMATION
U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	(000’s, except share data)
ASSETS	June 30, 2005	December 31, 2004
Cash and due from banks	$60,569	$48,295
Federal funds sold	34,300	17,000
Cash and cash equivalents	94,869	65,295
Interest on deposits in other banks	213	334
Securities:
Available for sale (at estimated fair value)	440,426	589,572
Held to maturity (estimated fair value of $756,510 in 2005 and $507,428 in 2004)	744,974	502,201
Loans, net of allowance for loan losses of $15,624 in 2005 and $15,226 in 2004	1,501,443	1,492,872
Premises and equipment, net	14,602	15,616
Accrued interest receivable	17,339	17,312
Federal Home Loan Bank of New York stock	34,842	31,135
Intangible assets, net	4,462	5,087
Goodwill	1,380	1,380
Other assets	24,232	25,466
TOTAL ASSETS	$2,878,782	$2,746,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$348,078	$317,874
Interest bearing deposits:
NOW accounts	176,980	165,809
Money market accounts	169,962	200,647
Savings deposits	450,772	420,171
Time deposits	751,725	753,717
Total deposits	1,897,517	1,858,218
Accrued interest payable	6,902	6,782
Accrued expenses and other liabilities	18,474	12,206
Securities sold under agreements to repurchase	615,977	542,323
Federal Home Loan Bank of New York advances	81,836	82,709
Subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	61,858	61,858
Total liabilities	2,682,564	2,564,096
Minority-interest in junior preferred stock of consolidated subsidiary	128	128
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value
Authorized shares: 10,000,000; no shares outstanding in 2005 and 2004	—	—
Common stock, $0.01 par value; authorized shares 50,000,000; Issued shares of 22,020,668 in 2005 and 22,004,701 in 2004	220	220
Additional paid-in capital	184,359	184,166
Retained earnings	36,982	26,336
Treasury stock at cost, common shares 1,420,523 in 2005 and 1,657,887 in 2004	(21,000)	(22,855)
Common stock held for benefit plans	(2,906)	(2,780)
Deferred compensation obligation	2,906	2,746
Accumulated other comprehensive loss	(4,471)	(5,787)
Total stockholders’ equity	196,090	182,046
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,878,782	$2,746,270

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	(000’s, except share data) Three Months Ended June 30,
	2005	2004
INTEREST INCOME:
Interest and fees on loans	$24,990	$22,118
Interest on federal funds sold	173	63
Interest and dividends on securities:
U.S. government agencies	8,680	9,687
Mortgage-backed securities	4,257	3,062
Obligations of states and political subdivisions	1,003	918
Corporate and other	40	31
Interest on deposits in other banks	1	―
Dividends on Federal Home Loan Bank of New York stock	348	141
Total interest income	39,492	36,020
INTEREST EXPENSE:
Interest on deposits	7,569	5,929
Interest on borrowings	6,826	7,295
Interest on subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	1,182	979
Total interest expense	15,577	14,203
NET INTEREST INCOME	23,915	21,817
Provision for credit losses	85	343
Net interest income after provision for credit losses	23,830	21,474
NON-INTEREST INCOME:
Service charges and fees	927	1,072
Other income	952	955
Gains on securities transactions	—	85
Total non-interest income	1,879	2,112
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,268	7,733
Occupancy and equipment	1,812	1,941
Advertising and business development	595	808
Professional fees	470	458
Communications	327	320
Stationery and printing	152	181
FDIC insurance	70	74
Amortization of intangibles	285	279
Other expense	1,009	1,031
Total non-interest expenses	12,988	12,825
Income before income taxes	12,721	10,761
Provision for income taxes	3,912	3,724
NET INCOME	$8,809	$7,037
BASIC EARNINGS PER COMMON SHARE	$0.43	$0.34
DILUTED EARNINGS PER COMMON SHARE	$0.41	$0.33
WEIGHTED AVERAGE COMMON SHARES	20,549,961	20,419,775
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	21,351,037	21,298,563
DIVIDENDS PER COMMON SHARE	$0.14	$0.105

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	(000’s, except share data) Six Months Ended June 30,
	2005	2004
INTEREST INCOME:
Interest and fees on loans	$48,621	$43,648
Interest on federal funds sold	528	148
Interest and dividends on securities:
U.S. government agencies	16,366	18,367
Mortgage-backed securities	8,528	6,030
Obligations of states and political subdivisions	1,929	1,771
Corporate and other	75	60
Interest on deposits in other banks	3	―
Dividends on Federal Home Loan Bank of New York stock	663	252
Total interest income	76,713	70,276
INTEREST EXPENSE:
Interest on deposits	14,164	11,976
Interest on borrowings	13,342	14,303
Interest on subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	2,304	1,863
Total interest expense	29,810	28,142
NET INTEREST INCOME	46,903	42,134
Provision for credit losses	476	554
Net interest income after provision for credit losses	46,427	41,580
NON-INTEREST INCOME:
Service charges and fees	1,831	2,168
Other income	1,875	1,675
Gains on securities transactions	―	1,197
Total non-interest income	3,706	5,040
NON-INTEREST EXPENSES:
Salaries and employee benefits	16,589	15,017
Occupancy and equipment	3,862	3,814
Advertising and business development	1,170	1,479
Professional fees	1,138	864
Communications	668	680
Stationery and printing	313	384
FDIC insurance	146	150
Amortization of intangibles	576	545
Other expense	1,870	1,895
Total non-interest expenses	26,332	24,828
Income before income taxes	23,801	21,792
Provision for income taxes	7,601	7,398
NET INCOME	$16,200	$14,394
BASIC EARNINGS PER COMMON SHARE	$0.79	$0.70
DILUTED EARNINGS PER COMMON SHARE	$0.76	$0.67
WEIGHTED AVERAGE COMMON SHARES	20,483,800	20,449,660
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	21,354,284	21,355,536
DIVIDENDS PER COMMON SHARE	$0.27	$0.21

See notes to condensed consolidated financial statements

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(000’s) Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$16,200	$14,394
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	476	554
Depreciation and amortization	1,751	1,672
Amortization of discounts on securities - net	(250)	(146)
Deferred income tax benefit, net	(1,719)	(2,005)
Gains on securities transactions	—	(1,197)
Non-cash benefit plan expense	170	250
Increase in accrued interest receivable	(27)	(1,523)
Increase (decrease) in accrued interest payable	120	(388)
Other - net	6,078	1,375
Net cash provided by operating activities	22,799	12,986
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	105,418
Proceeds from principal repayments, redemptions and maturities of:
Securities available for sale	165,748	235,427
Securities held to maturity	31,130	29,460
Purchases of securities available for sale	(14,750)	(323,901)
Purchases of securities held to maturity	(270,233)	(14,707)
Net purchases of Federal Home Loan Bank of New York stock	(3,707)	(11,934)
Net liabilities assumed in Reliance Bank acquisition	—	10,697
Net decrease (increase) in interest bearing deposits in other banks	121	(268)
Net increase in loans outstanding	(8,962)	(49,027)
Purchases of premises and equipment - net	(161)	(1,820)
Net cash provided by investing activities	(100,814)	(20,655)
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits, NOW, money market and savings accounts	41,291	71,194
Net (decrease) increase in time deposits, net of withdrawals and maturities	(1,992)	7,097
Net increase (decrease) in securities sold under agreements to repurchase - short-term	73,654	(56,350)
Net decrease of Federal Home Loan Bank of New York advances - short-term	—	(10,500)
Proceeds from securities sold under agreements to repurchase - long-term	—	75,000
Repayment of securities sold under agreements to repurchase - long-term	―	(50,000)
Repayment of Federal Home Loan Bank of New York advances - long term	(873)	(820)
Net proceeds from issuance of subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	—	9,975
Cash dividends paid	(5,554)	(4,293)
Proceeds from exercise of common stock options	2,472	477
Purchases of treasury stock	(1,409)	(4,842)
Net cash used for financing activities	$107,589	$36,938
Increase in Cash and Cash Equivalents	$29,574	$29,269
Cash and Cash Equivalents, Beginning of Period	65,295	67,451
Cash and Cash Equivalents, End of Period	$94,869	$96,720
Supplemental Disclosures:
Interest paid	$(29,690)	$(28,530)
Income tax payments	$(9,090)	$(11,011)
Purchases of held to maturity securities not yet settled	$3,247	$5,000
Sales of available for sale securities not yet settled, including interest receivable	$—	$(924)
Amortization of loss on transfer of available for sale securities to held to maturity securities	$339	$—
Loans acquired in acquisition of Reliance Bank, including interest receivable	$—	$10,869
Deposits assumed in acquisition of Reliance Bank, including interest payable	$—	$23,933
Other assets (including intangibles and goodwill) acquired in acquisition of Reliance Bank, net of other liabilities assumed	$—	$2,367
Change in shares held in trust for deferred compensation	$(160)	$(72)
Change in deferred compensation obligation	$160	$72
Change in accumulated other comprehensive income	$1,316	$13,421
Non-cash exercise of stock options and related tax benefit	$3,725	$2,119
Non-cash purchases of treasury stock related to the exercise of stock options	$(2,805)	$(1,599)
Issuance of treasury stock related to the exercise of stock options	$6,069	$2,100

See notes to condensed consolidated financial statements

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005
(000’s except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2005	20,346,814	$220	$184,166	$26,336	$(22,855)	$(2,780)	$2,746	$(5,787)	$182,046
Net Income				16,200					16,200
Other comprehensive income: Net unrealized securities gain arising during the period, net of tax of $709								1,316	1,316
Other comprehensive income								1,316	1,316
Total comprehensive income									17,516
Cash dividends: Common ($0.27 per share)				(5,544)					(5,544)
Junior preferred stock				(10)					(10)
Common stock options exercised and related tax benefit	442,926		128		6,069				6,197
Purchases of treasury stock	(189,595)				(4,214)				(4,214)
ESOP shares committed to be released			65			34			99
Deferred compensation obligation						(160)	160		―
Balance at June 30, 2005	20,600,145	$220	$184,359	$36,982	$(21,000)	$(2,906)	$2,906	$(4,471)	$196,090

 See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004
(000’s except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings		Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2004	19,487,790	$209	$159,628	$31,655		$(18,225)	$(2,491)	$2,327	$(4,810)	$168,293
Net Income				14,394						14,394
Other comprehensive loss: Net unrealized securities loss arising during the period, net of tax benefit of $9,405									(13,608)	(13,608)
Reclassification adjustment of net loss for securities sold, net of taxes of $130									187	187
Other comprehensive loss									(13,421)	(13,421)
Total comprehensive income										973
Cash dividends: Common ($0.21 per share) Junior preferred stock				(4,283 (10	) )					(4,283 (10	) )
Common stock options exercised and related tax benefit	194,668	1	497			2,100				2,598
Purchases of treasury stock	(299,771)					(6,441)				(6,441)
ESOP shares committed to be released			118				65			183
Deferred compensation obligation							(72)	72		―
Balance at June 30, 2004	19,382,687	$210	$160,243	$41,756		$(22,566)	$(2,498)	$2,399	$(18,231)	$161,313

 See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Principles of Consolidation

The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the “Company”), Union State Bank (the “Bank”), and Ad Con, Inc. The condensed consolidated financial statements also include the Bank’s wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc., and USB Delaware Inc., including its wholly-owned subsidiary, TPNZ Preferred Funding Corporation (“TPNZ”). All significant intercompany accounts and transactions are eliminated in consolidation.

The Company also has four subsidiary trusts, Union State Capital Trust I, Union State Statutory Trust II, USB Statutory Trust III, and Union State Statutory Trust IV (collectively, the “Trusts”), that are not consolidated with the Company for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Trusts were established by the Company in 1997, 2001, 2002, and 2004, respectively, for the purpose of issuing corporation-obligated mandatory redeemable capital securities of subsidiary trusts (“Capital Securities”) and acquiring junior subordinated debt from the Company. See Note 10 to the Company’s Consolidated Financial Statements for the year ended December 31, 2004 included in the Company’s 2004 Annual Report to Stockholders for a further discussion of the Capital Securities and the junior subordinated debt issued by the Company. The Company owns 100 percent of the voting securities of each of the Trusts. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trusts under the trust agreements relating to the Capital Securities. The Company’s ability to make interest payments on the subordinated debt is primarily dependent on the receipt of dividends from the Bank. See Note 10 of these notes to condensed consolidated financial statements for a discussion of the limits on the Bank’s ability to pay dividends to the Company.

2. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005, the Company’s operations for the three and six months ended June 30, 2005 and 2004, and the Company’s cash flow and changes in stockholders’ equity for the six months ended June 30, 2005 and 2004. For purposes of presenting the condensed consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, as well as federal funds sold.

The Company distributed a five percent common stock dividend on September 24, 2004 to stockholders of record on September 10, 2004. The weighted average common shares outstanding and per common share amounts for the 2004 periods have been adjusted to reflect the common stock dividend.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2004 and related notes included in the Company’s 2004 Annual Report to Stockholders and Form 10-K.

3.	Pending Accounting Pronouncements
Accounting for Exchanges of Nonmonetary Assets: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Accounting for Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 effective as of January 1, 2006 will not have any impact on its consolidated financial statements.

Accounting for Stock-Based Compensation: SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), establishes a fair value based method of accounting for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123 was revised (“SFAS No. 123R”) in December 2004 to require accounting for stock-based compensation using a fair value based method in the financial statements. On April 14, 2005, the Securities and Exchange Commission deferred the required effective date of SFAS No. 123R to the first fiscal year beginning after June 15, 2005. Under the SFAS No. 123R transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The effect of complying with SFAS No. 123R will have a significant effect on the Company’s net income as disclosed in Note 6 of these notes to condensed consolidated financial statements.

 U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting for Conditional Asset Retirement Obligations: FASB Interpretation No. 47 (“FIN No. 47”) pertains to SFAS No. 143, “Accounting for Asset Retirement Obligations (“SFAS No. 143”), which applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. An entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company’s adoption of FIN No. 47 will not have any impact on its consolidated financial statements.

Accounting Changes and Error Corrections: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 also establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

 U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets acquired in connection with branch and bank acquisitions were $9.0 million and $4.8 million as of June 30, 2005, and $9.0 million and $4.2 million as of December 31, 2004. The intangible amortization expense for the three and six months ended June 30, 2005 was $0.3 million and $0.6 million, as compared to $0.3 million and $0.5 million, respectively, for the 2004 prior periods. The annual amortization expense for the remaining life of all intangibles will vary throughout the amortization periods for the remaining 14 years, during which periods the maximum amount of amortization will be $1.1 million.

6. Accounting for Stock-Based Compensation

SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Procedure” (“SFAS No. 148"), amends SFAS No. 123 to provide alternate methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

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

The following table compares the Company’s net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the three and six months ended June 30, 2005 and 2004.

 U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(000’s, except share data)
	Three		Six
	Months Ended Months Ended		Months Ended Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income, as reported	$8,809	$7,037	$16,200	$14,394
Less: preferred stock dividends	10	10	10	10
Less: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	692	805	872	951
Pro forma net income available to common stockholders	$8,107	$6,222	$15,318	$13,433
Earnings per common share:
Basic - as reported Basic - pro forma	$0.43 0.39	$0.34 0.30	$0.79 0.75	$0.70 0.66
Diluted - as reported Diluted - pro forma	$0.41 0.38	$0.33 0.29	$0.76 0.72	$0.67 0.63

The following weighted average assumptions were used for Director Stock Option Plan grants for both the three and six months ended June 30, 2005 and 2004, respectively: dividend yields of 2.36 and 2.16 percent; volatility factors of the expected market price of the Company’s common stock of 35.45 and 40.25 percent; risk free interest rates of 3.98 and 3.34 percent; and expected lives of 7.67 and 7.63 years.

The following weighted average assumptions were used for Employee Stock Option Plan grants for the three months ended June 30, 2005 and 2004, respectively: dividend yields of 2.60 and 1.93 percent; volatility factors of the expected market price of the Company’s common stock of 32.46 and 39.59 percent; risk free interest rates of 4.06 and 3.59 percent; and expected lives of 7.26 and 8.52 years. The following weighted average assumptions were used for Employee Stock Option Plan grants for the six months ended June 30, 2005 and 2004, respectively: dividend yields of 2.60 and 2.00 percent; volatility factors of the expected market price of the Company’s common stock of 33.67 and 39.77 percent; risk-free interest rates of 4.06 and 3.60 percent; and expected lives of 7.31 and 8.50 years.

7. Earnings Per Common Share (“EPS”)

The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2005 and 2004 is as follows:

 U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(000’s except share data)
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Numerator:
Net income	$8,809	$7,037	$16,200	$14,394
Less preferred stock dividends	10	10	10	10

Net income for basic and diluted earnings per common share - net income available to common stockholders	$8,799	$7,027	$16,190	$14,384

Denominator:
Denominator for basic earnings per common share - weighted average shares	20,549,961	20,419,775	20,483,800	20,449,660

Effects of dilutive securities: Director and employee ― stock options	801,076	878,788	870,484	905,876

Denominator for diluted earnings per common share - adjusted weighted average shares	21,351,037	21,298,563	21,354,284	21,355,536

Basic earnings per common share	$0.43	$0.34	$0.79	$0.70
Diluted earnings per common share	$0.41	$0.33	$0.76	$0.67

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

The Company did not have gross realized gains or losses during the three and six months ended June 30, 2005. During the three and six months ended June 30, 2004, the Company had gross realized gains from sales of securities available for sale of $85,000 and $1,197,000, respectively.

 U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at June 30, 2005 and December 31, 2004 is as follows:

	(000’s)
June 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,918	$332	$	―	$73,250
Mortgage-backed securities	365,224	1,841		290	366,775
Obligations of states and political subdivisions	230	23		―	253
Corporate securities	115	33		―	148
Total securities available for sale	$438,487	$2,229		$290	$440,426
Held to Maturity:
U.S. government agencies	$643,807	$8,447		$236	$652,018
Obligations of states and political subdivisions	101,167	3,509		184	104,492
Total securities held to maturity	$744,974	$11,956		$420	$756,510

	(000’s)
December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$165,142	$99	$461	$164,780
Mortgage-backed securities	423,143	2,103	1,575	423,671
Obligations of states and political subdivisions	920	51	―	971
Corporate securities	114	36	―	150
Total securities available for sale	$589,319	$2,289	$2,036	$589,572
Held to Maturity:
U.S. government agencies	$418,371	$3,596	$1,521	$420,446
Obligations of states and political subdivisions	83,830	3,503	351	86,982
Total securities held to maturity	$502,201	$7,099	$1,872	$507,428

Available for sale and held to maturity obligations of states and political subdivisions are not subject to Federal income tax.

9. Loans

Nonaccrual loans were $5.2 million at June 30, 2005 and $1.6 million at December 31, 2004. Total nonaccrual loans at June 30, 2005 primarily consisted of one customer relationship of $4.7 million. The loan has been placed on nonaccrual status as a result of fraudulent activity by the borrower related to the real estate collateral of the loan. The Bank is pursuing collection of the principal balance of the loan from a title insurance company, which insured the Bank’s first mortgage position. Restructured loans were $0.1 million at both June 30, 2005 and December 31, 2004.

 U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At June 30, 2005, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances. At June 30, 2005, there are loans related to one customer relationship aggregating $7.3 million, which are not on nonaccrual status, that are potential problem loans, which may result in the loans being placed on nonaccrual status in the near future. The loans related to this relationship are well secured by real estate collateral. Accruing loans that are contractually past due 90 days or more at June 30, 2005 are immaterial.

At June 30, 2005 and December 31, 2004, the recorded investment in loans that are considered to be impaired approximated $13.6 million and $1.3 million, of which $4.9 million and $1.3 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2005 and 2004, and for the year ended December 31, 2004 was $6.6 million, $5.1 million, and $4.3 million, respectively. Interest income recognized by the Company on impaired loans for the three and six months ended June 30, 2005 was $0.2 million and $0.4 million, respectively. Such interest recognized for the three and six months ended June 30, 2004 was insignificant.

As applicable, each impaired loan has a related allowance for loan losses. The total allowance for loan losses specifically allocated to one impaired real estate construction loan with a balance of $1.0 million at December 31, 2004 was $0.2 million. On November 30, 2004, the Superior Court of New Jersey issued an unfavorable ruling regarding the foreclosure on other collateral securing this loan and a related personal guarantee. As a result of the unfavorable ruling, the Company charged-off $2.9 million of this loan in the fourth quarter of 2004. The Company is appealing this decision. As of February 3, 2005, all 83 condominium units in the project that secured the real estate construction loan have been sold and the remaining loan balance has been paid in full. The Company maintains a specific allocation of the allowance for loan losses for unfunded letters of credit related to this loan of $0.2 million at June 30, 2005.

10. Borrowings and Stockholders’ Equity

The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York (“FHLB”) advances. Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow, when available, under master security sale and repurchase agreements through four primary investment firms, the FHLB, and to a lesser extent, its customers. At June 30, 2005 and December 31, 2004, the Bank had short-term repurchase agreements outstanding with the FHLB of $100.0 million and $25.0 million at a weighted average interest rate of 3.30 percent and 2.10 percent, respectively. These short-term borrowings with the FHLB were collateralized by securities with an aggregate carrying value of $127.5 million and $29.4 million and estimated fair value of $127.6 million and $29.7 million, respectively.
At June 30, 2005 and December 31, 2004, the Bank had short-term repurchase agreements with customers of $1.0 million and $2.3 million at a weighted average interest rate of 2.45 percent and 1.93 percent, respectively. These short-term customer borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $1.0 million and $2.4 million at June 30, 2005 and December 31, 2004, respectively.

 U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $75.0 million. At June 30, 2005 and December 31, 2004, the Bank had no federal funds purchased balances outstanding.

Short-term FHLB advances are borrowings with original maturities between one and 365 days. There were no short-term FHLB advances outstanding at June 30, 2005 and December 31, 2004.

Additional information with respect to short-term borrowings as of and for the six months ended June 30, 2005 and 2004 is presented in the following table.

	(000’s except percentages)
Short-Term Borrowings	2005	2004
Balance at June 30	$100,977	$225,282
Average balance outstanding	$19,416	$168,502
Weighted-average interest rate:
As of June 30	3.29%	1.20%
Paid during period	2.90%	1.12%

The Bank had long-term borrowings, which have original maturities of over one year, of $515.0 million in securities sold under agreements to repurchase at June 30, 2005 and December 31, 2004. These borrowings have an original term of between five and ten years at interest rates of 1.99 percent to 6.08 percent that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. The long-term borrowing in securities sold under agreements to repurchase may not be repaid in full prior to maturity without penalty. As of June 30, 2005 and December 31, 2004, these borrowings were collateralized by securities with an aggregate carrying value of $509.4 million and $518.8 million, and an estimated fair value of $516.6 million and $520.3 million, respectively.

At June 30, 2005 and December 31, 2004, long-term FHLB advances totaled $81.8 million and $82.7 million at interest rates of between 4.55 percent to 5.99 percent and 4.55 percent and 6.05 percent, respectively. At June 30, 2005, borrowings totaling $1.8 million are amortizing advances having scheduled payments and $10.0 million are payable only at maturity. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. Advances at December 31, 2004 include $2.7 million of amortizing advances having scheduled periodic payments, $10.0 million that are payable at maturity, and $70.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. The long-term FHLB advances may not be repaid in full prior to maturity without penalty. At June 30, 2005 and December 31, 2004, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate carrying value of $95.6 million and $96.5 million, respectively.

 U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at June 30, 2005, with comparative totals for December 31, 2004, is as follows:

	(000’s except percentages)
Long-Term Borrowings	Within 1 Year	After 1 But Within 5 Years	After 5 Years	2005 Total	2004 Total
Contractual Payment Date:
Total long-term borrowing	$30,018	$115,084	$451,734	$596,836	$597,709
Weighted-average interest rate	4.65%	5.26%	4.07%	4.33%	4.33%
Expected Call Date:
Total long-term borrowing	$72,018	$246,084	$278,734	$596,836	$597,709
Weighted-average interest rate	3.21%	4.05%	4.86%	4.33%	4.33%

At June 30, 2005 and December 31, 2004, the Bank held 348,419 shares and 311,354 shares of capital stock of the FHLB with a carrying value of $34.8 million and $31.1 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, or for collateral pledged by TPNZ, 75 percent of net equity, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. In addition, the Bank may not declare and pay dividends more often than quarterly, and no dividends may be declared or paid if there is any impairment of the Bank’s capital stock. At June 30, 2005, the Bank could pay dividends of $55.3 million to the Company without having to obtain prior regulatory approval.

On March 23, 2005, the Company’s Board of Directors authorized the repurchase of up to 300,000 common shares, or approximately 1.5 percent of the Company’s outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2005 as, in the opinion of management, market conditions may warrant. The repurchased common shares will be held as treasury stock and will be available for general corporate purposes. The March 23, 2005 stock repurchase plan replaces the previous December 17, 2003 repurchase plan, which authorized the repurchase of up to 315,000 common shares (adjusted for common stock dividends). For the three months ended June 30, 2005, the Company purchased 66,800 shares of common stock under its repurchase plan at an aggregate cost of approximately $1.4 million. For the six months ended June 30, 2004, the Company purchased 234,360 shares of common stock (adjusted for common stock dividends) under its repurchase plan at an aggregate cost of approximately $4.8 million. There were also 122,795 and 80,400 shares of common stock (adjusted for common stock dividends) acquired in connection with stock option exercises during the six-months ended June 30, 2005 and 2004, respectively.

 U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trusts

The total amount of Capital Securities outstanding as of June 30, 2005 is $60 million. Capital Securities are generally permitted to be included in Tier I regulatory capital in an amount not in excess of 25 percent of Tier I Capital, with the remainder included in Total Capital. At June 30, 2005, Tier I Capital totaled $254.8 million, which included $60.0 million of Capital Securities.

12. Commitments and Contingencies

In the normal course of business, various commitments to extend credit are made that are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2005, formal credit lines, loan commitments, which are primarily loans collateralized by real estate, and credit card loans approximated $354.0 million, $98.3 million, and $37.7 million, respectively. Outstanding standby letters of credit totaled $44.8 million. Such amounts represent the maximum risk of loss on these commitments.

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

The Company is party to employment agreements with the Company’s Chief Executive Officer, Thomas E. Hales, and its President and Chief Operating Officer, Raymond J. Crotty, which are described in Note 16 to the Company’s Consolidated Financial Statements included in the 2004 Annual Report to Stockholders.

On April 18, 2005, the Company and the Bank entered into a letter agreement with Steven T. Sabatini, Senior Executive Vice President, Chief Financial Officer, and Assistant Secretary of the Company and the Bank, pursuant to which Mr. Sabatini provided notice of his decision to retire from his positions with the Company and the Bank, and from all other positions held with any subsidiaries or affiliates of the Company or the Bank, effective as of the close of business on January 6, 2006. The letter agreement also provided notice that Mr. Sabatini had decided not to stand for re-election to the Board of Directors of the Company at the Annual Meeting of Stockholders of the Company held on May 25, 2005.

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

 U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effective May 19, 1999, the Company adopted the Retirement Plan for non-employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the “Director Retirement Plan”). At June 30, 2005 and December 31, 2004, the Company had a recorded liability of $543,000 and $522,000, respectively, to provide for the present value of payments expected to be made under the Director Retirement Plan. The discount rate used to compute the present value obligation is 5.25 percent for both periods. At June 30, 2005 and December 31, 2004, a net intangible asset of $205,000 and $255,000, respectively, is recorded, reflecting the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee Directors. Benefit cost for the Director Retirement Plan for the three and six months ended June 30, 2005 was approximately $36,000 and $71,000, of which $25,000 and $50,000 represents amortization of prior service cost, and $11,000 and $22,000 represents current service cost, respectively. Benefit cost for the Director Retirement Plan for the three and six months ended June 30, 2004 was approximately $34,000 and $68,000, of which $24,000 and $48,000 represents amortization of prior service cost, and $10,000 and $20,000 represents current service cost, respectively.

Other commitments are also described in Note 16 to the Company’s Consolidated Financial Statements for the year ended December 31, 2004, included in the Company’s 2004 Annual Report to Stockholders.

The Company is party to various legal proceedings arising in the ordinary course of business. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early phases, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty, or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

The Company provides reserves in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” as required. The ultimate resolution of any legal proceedings may differ from the amounts reserved, if any.

 U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, and Southern Connecticut. For the six months ended June 30, 2005 and 2004, there is no customer that accounted for more than ten percent of the Company’s revenue.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by the use of such words as “believe,”“expect,”“anticipate,”“intend,”“should,”“will,”“would,”“could,”“may,”“planned,”“estimated,”“potential,”“outlook,”“predict,”“project” and similar terms and phrases, including references to assumptions.

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

OVERVIEW

The Company’s primary business is obtaining deposits through its retail branch system, and commercial and municipal relationships, and lending to both a retail and commercial customer base. A substantial amount of loans are secured by real estate, including construction projects. The Company also acquires triple-A credit rated securities and obligations of local municipalities to invest deposits in excess of loan production and borrows on a wholesale basis to leverage capital and manage interest rate risk. The Company operates through its 28 full service branches and its four loan centers in Rockland, Westchester, and Orange counties, and New York City in New York, and Stamford, Connecticut.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As the Company’s primary source of income is net interest income, the interest rate environment has a significant effect on revenue. The market for and credit quality of loans is impacted by interest rates, as well as the local economy. Deposits are also sensitive to interest rates, local economic conditions, and the attractiveness of alternative investments, such as stocks, bonds, mutual funds, and annuities.

The Company’s balance sheet is in a relatively neutral asset/liability rate sensitive position at June 30, 2005. The Company’s core revenue, net interest income, could be negatively affected and compression of the net interest margin may occur if the U.S. Treasury yield curve maintains a relatively flat position, continues to flatten further, or becomes inverted resulting in short-term interest rates at higher levels than medium- to long-term interest rates.

Also significant to the Company’s net income and earnings per common share is the ability to generate quality interest earning assets in the form of loans and securities at reasonable interest spreads to maintain or increase net interest income. Due to the current interest rate environment and the flattening yield curve, intense competition for loans, and difficulty in obtaining acceptable yields and structures on security investments, while managing interest rate risk, increasing the Company’s interest earning assets is proving to be challenging. In addition, significant loan prepayments, and calls and accelerated principal payments on securities in the current low interest rate environment are also impacting the Company’s ability to increase interest earning assets.

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

The more critical policies given the Company’s current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses, reserve for unfunded loan commitments and provision for credit losses, the classification of securities as either held to maturity or available for sale and evaluation of other than temporary impairment of securities, and the evaluation of valuation reserves for deferred tax assets. These accounting policies are those that most frequently require management to make estimates and judgments and, therefore, are critical to understanding the Company’s results of operations. The Company’s critical accounting policies are described in greater detail under the heading “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2004 Annual Report to Stockholders. The Company’s practice on each of these accounting policies is further described in the applicable sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2004 Annual Report to Stockholders.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2005 AND
DECEMBER 31, 2004

At June 30, 2005, the Company had total assets of $2,878.8 million, an increase of $132.5 million from December 31, 2004. The securities portfolio, including investments in Federal Home Loan Bank of New York (“FHLB”) stock, totaled $1,220.2 million and $1,122.9 million at June 30, 2005 and December 31, 2004, respectively, an increase of $97.3 million during the six months ended June 30, 2005. The securities portfolio consists of securities held to maturity at amortized cost of $745.0 million and $502.2 million, securities available for sale at estimated fair value totaling $440.4 million and $589.6 million, and FHLB stock of $34.8 million and $31.1 million at June 30, 2005 and December 31, 2004, respectively.

Securities are selected to provide safety of principal and liquidity, produce income on excess funds during structural changes in the composition of deposits, during cyclical and seasonal changes in loan demand, and to leverage capital. The amount of securities purchased and maintained in the investment portfolio is dependent on the level of deposit growth in excess of loan growth, the ability to leverage capital, while maintaining adequate capital ratios and managing interest rate risk, and the ability of the Bank to borrow wholesale funds. In order to manage liquidity and control interest rate risk, the Company’s investment strategy focuses on a combination of securities that have short maturities, adjustable-rate securities or those whose cash flow patterns result in a lower degree of interest rate risk, and investments in fixed rate securities with longer-term maturities and call options by the issuer to increase yield. Generally, most securities may be used to collateralize borrowings and public deposits. As a result, the investment portfolio is an integral part of the Company’s funding strategy. The weighted average yield on a tax equivalent basis for the three and six months ended June 30, 2005 was 5.28 percent and 5.14 percent, respectively. The weighted average life at June 30, 2005 and December 31, 2004 of the investment portfolio was 4.46 years and 4.21 years, respectively. The Company will continue to utilize the investment portfolio to invest excess cash flow and leverage capital, while managing interest rate risk.

During the six months ended June 30, 2005, U.S. government agency securities increased $133.9 million due primarily to purchases totaling $250.0 million, discount accretion of $0.2 million, an increase in the estimated fair value of available for sale securities of $0.7 million, and $0.3 million of amortization of the loss on transfer of available for sale securities to held to maturity, partially offset by redemptions of $117.3 million of callable bonds. U.S. government agency securities of $717.1 million as of June 30, 2005 consist of fixed rate securities with longer-term maturities and call options by the issuer to increase yield. Mortgage-backed securities decreased by $56.9 million primarily due to principal paydowns of $72.7 million, partially offset by purchases of $14.8 million and an increase in the estimated fair value of available for sale securities of $1.0 million. The Bank’s investment in obligations of states and political subdivisions, or municipal securities, increased by $16.6 million, primarily due to purchases of $23.4 million during the six month period ended June 30, 2005, partially offset by maturities of $6.8 million. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. These obligations are principally of New York State political subdivisions and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company invests in medium-term corporate debt securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase, and bank and other equity securities. The Company had outstanding balances in bank and other equity securities of $0.1 million and $0.2 million at June 30, 2005 and December 31, 2004, respectively.

Loans represent the largest and highest yielding earning asset of the Company. Loan volume is dependent on the Bank’s ability to originate loans in the competitive markets in which it operates. Critical factors include the credit worthiness of borrowers, the economy of the Bank’s markets, and the level of interest rates. Also impacting net loan growth is the level of loan prepayments, which occur more frequently in the current interest rate environment. The Company continues to originate a significant portion of loans collateralized by real estate within the markets it primarily conducts business. The favorable economic conditions for both commercial and residential real estate, and the credit worthiness of new and existing customers, allowed the Bank to modestly increase net loans outstanding during the first six months of 2005, despite a high level of loan prepayments.

At June 30, 2005, loans outstanding were $1,517.1 million, a net increase of $9.0 million or compared to December 31, 2004. The increase in the outstanding loan balance reflects increases of: $14.3 million in land acquisition and construction loans; $2.5 million in time unsecured loans; $8.5 million in residential mortgages, and $0.1 million in credit cards. The increase was partially offset by decreases of $8.7 million in commercial mortgages, $2.5 million in time secured loans; $0.9 million in home equity loans; $0.2 million in personal installment loans, and $4.1 million in other loans. The Company had approximately $391.7 million in formal credit lines outstanding, $98.3 million in loan commitments outstanding, which are loans primarily collateralized by real estate, and $44.8 million of standby letters of credit outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

The Company's allowance for loan losses increased $0.4 million, or 2.6 percent, to $15.6 million at June 30, 2005, from $15.2 million at December 31, 2004. The allowance for loan losses (“allowance”) represents 1.03 percent and 1.01 percent of gross loans outstanding at June 30, 2005 and December 31, 2004, respectively. The allowance and reserve reflects a provision of $0.5 million and net recoveries of $7,000 recorded for the six months ended June 30, 2005. In addition to the allowance for loan losses, a reserve for credit losses related to unfunded loan commitments (the “reserve”) of $0.6 million at June 30, 2005 and $0.5 million at December 31, 2004, is included in other liabilities. At June 30, 2005, there are loans related to one customer relationship aggregating approximately $7.3 million, which are not on nonaccrual status, that are potential problem loans, which may result in the loans being placed on nonaccrual status in the future. The loans related to this relationship are well secured by real estate collateral.

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

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The provisions for credit losses established for the six months ended June 30, 2005 and 2004, and the related allowance and reserve reflect net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card, and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. Management believes the allowance and the reserve at June 30, 2005 appropriately reflect the risk elements inherent in the total credit portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance or the reserve in response to changing economic conditions or regulatory examinations.

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

Total deposits increased $39.3 million, or 2.1 percent, for the six months ended June 30, 2005 to $1,897.5 million from $1,858.2 million at December 31, 2004. The total deposit increase resulted from net increases in retail and commercial deposits of $7.6 million, and municipal deposits of $31.8 million, partially offset by a decrease in brokered deposits of $0.1 million.

For the six months ended June 30, 2005, municipal time deposits increased $11.4 million, as a result of offering competitive rates in an effort to expand municipal relationships. The increase in municipal deposits was also attributable to increases in demand, NOW, money market, and savings deposits of $2.7 million, $10.2 million, $7.2 million, and $0.3 million, respectively. The increases in municipal accounts reflect higher deposit levels in transaction and short-term accounts and a greater number of municipal customers.
The increase in retail and commercial deposits at June 30, 2005 was due to increases in NOW, savings, and demand deposits of $1.0 million, $30.3 million, and $27.5 million, respectively, as compared to December 31, 2004. The increase in savings deposits was due to attracting customers with a high yielding, competitive product. Demand and NOW deposit increases were the result of increasing business relationships with commercial loan customers, combined with cross-selling transactional accounts to retail customers. The increase was partially offset by decreases in retail and commercial time deposits of $13.3 million and money market deposits of $37.9 million, as compared to December 31, 2004. The decreases in retail and commercial time and money market deposits were due to customers moving deposits to more competitive products to better react to a rising short-term interest rate environment and increasing competition for such accounts. The decrease in retail and commercial time deposits was primarily a result of a decrease of $19.5 million in time deposits under $100,000, partially offset by increases in time deposits over $100,000 of $4.9 million and IRA and KEOGH deposits of $1.3 million.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the six months ended June 30, 2005, the Bank increased its net borrowings and municipal deposits by $104.6 million. These funds were primarily used to provide funding for the securities portfolio (including investment in FHLB stock) which increased $97.3 million during the six months ended June 30, 2005. As the amounts of municipal deposits change and the investment portfolio increases or decreases, the Bank will manage its funding with short-term borrowings. Short-term borrowings provide management with the ability to react to changes in levels of earning assets. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $196.1 million at June 30, 2005 from the December 31, 2004 balance of $182.0 million, an increase of 7.7 percent. The increase primarily resulted from: $16.2 million of net income for the six month period ended June 30, 2005; $6.2 million of stock options exercised; a decrease in other comprehensive loss of $1.3 million; and $0.1 million of shares committed to be released under benefit plans; partially offset by treasury stock purchases of $4.2 million and stock dividends paid of $5.6 million.

The Company's leverage ratio at June 30, 2005 was 9.14 percent, compared to 8.15 percent at December 31, 2004. The Company's Tier I and total capital ratios under applicable risk-based capital guidelines were 14.85 percent and 15.80 percent at June 30, 2005, and 14.15 percent and 15.07 percent at December 31, 2004, respectively. In addition, the Bank exceeded all current regulatory capital requirements and was in the “well-capitalized” category at June 30, 2005 and December 31, 2004. The increase in the Company’s capital ratios are due to the increase in stockholders’ equity, excluding accumulated other comprehensive loss, for the six months ended June 30, 2005.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Earnings

Net income for the three months ended June 30, 2005 was $8.8 million compared to $7.0 million for the three months ended June 30, 2004, an increase of 25.2 percent. Diluted earnings per common share were $0.41 for the three months ended June 30, 2005, compared to $0.33 per common share in the prior year period, an increase of 24.2 percent. The Company’s net income for the three months ended June 30, 2005 resulted in an 18.57 percent return on average common stockholders’ equity and a 1.26 percent return on average total assets, as compared to 16.70 percent and 0.95 percent, respectively, for the three months ended June 30, 2004.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2005, net income was $16.2 million compared to $14.4 million for the six months ended June 30, 2004, an increase of 12.5 percent. Diluted earnings per common share was $0.76 for the six months ended June 30, 2005 compared to $0.67 in the prior year period, an increase of 13.4 percent. The Company’s net income for the six months ended June 30, 2005 resulted in a 17.28 percent return on average common stockholders’ equity and a 1.17 percent return on average total assets, as compared to 16.92 percent and 0.99 percent, respectively, for the 2004 period.

The increases in the 2005 second quarter and six months ended June 30, 2005 net income and diluted earnings per common share compared to the 2004 periods are due to significant increases in net interest income, combined with a reduction in the provision for credit losses and the effective rate for the provision for income taxes. The increase in net income for both 2005 periods was partially offset by an absence of security gains and a decrease in non-interest income, along with an increase in non-interest expenses, as compared to the prior year periods. During the six months ended June 30, 2004, $105.5 million of available for sale mortgage-backed securities were sold resulting in security gains of $1.1 million ($0.6 million after income tax and incentive compensation effect).

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income is positively impacted by a combination of increases in earning assets over interest bearing liabilities, and an increase in the net interest spread between earning assets and interest bearing liabilities, as well as an increase in the volume of interest earning assets. Net interest income is adversely impacted by a combination of decreases in earning assets over interest bearing liabilities, a decrease in the net interest spread between earning assets and interest bearing liabilities, and a decrease in the volume of interest earning assets. For the three and six months ended June 30, 2005, net interest income increased 9.6 percent to $23.9 million and 11.3 percent to $46.9 million, compared to $21.8 million and $42.1 million for the three and six months ended June 30, 2004, respectively.

The increase in net interest income in both the three and six months ended June 30, 2005 resulted primarily from increases in the net interest spread and margin on a tax equivalent basis. The net interest spread and margin on a tax equivalent basis for the three months ended June 30, 2005 increased to 3.59 percent and 3.68 percent, compared to 3.09 percent and 3.15 percent for the 2004 periods, respectively. For the six months ended June 30, 2005, the net interest spread and margin on a tax equivalent basis increased to 3.49 percent and 3.61 percent, compared to 3.02 percent and 3.09 percent for the prior year periods, respectively. The increases in the net interest margin and spread on a tax equivalent basis were primarily due to a 225 basis point increase in short-term rates by the Federal Reserve Bank from June 30, 2004 to June 30, 2005. The short-term rate increases resulted in an increase in the yields on the Company’s floating rate assets tied to the prime rate and LIBOR. This increase in yields was greater than the increase in the yield on interest bearing liabilities as a result of the asset sensitivity of the balance sheet for the six months ended June 30, 2005. As of June 30, 2005, the Company’s balance sheet is in a relatively neutral asset/liability rate sensitive position. As a result, compression of the net interest margin and spread may occur if the U.S. Treasury yield curve maintains a relatively flat position, continues to flatten further, or becomes inverted, which could negatively affect net interest income.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended June 30, 2005, tax equivalent yields on interest earning assets increased to 6.01 percent from 5.15 percent, and yields on interest bearing liabilities increased to 2.79 percent from 2.33 percent, as compared to the 2004 prior year period, respectively. The increase in tax equivalent yields on interest earning assets for the three months ended June 30, 2005 was due to increases in yields on average securities to 5.28 percent from 4.35 percent, yields on average federal funds sold to 2.93 percent from 0.99 percent, and yields on average net loans to 6.60 percent from 5.91 percent, as compared to the 2004 prior year period, respectively. For the three months ended June 30, 2005, the increase in yields on interest bearing liabilities was due to increases in yields on borrowings to 4.32 percent from 3.60 percent and yields on deposits to 1.61 percent from 1.26 percent, as compared to the 2004 prior year period, respectively.

The increase in the net interest income for the three months ended June 30, 2005 was partially offset by a decrease in average earning assets of $175.6 million, 6.2 percent, to $2.66 billion from $2.84 billion for the 2004 prior year period. The decrease was due to a $191.1 million, 14.5 percent, decrease in average investment securities, primarily as a result of proceeds received from calls of floating rate U.S. government agency securities that were not immediately reinvested because of tighter spreads offered on such securities. The decrease was partially offset by an increase in average net loans of $17.2 million, 1.1 percent.

Average interest bearing liabilities also decreased $216.3 million, 8.9 percent, for the three months ended June 30, 2005, as compared to the 2004 prior year period. The decrease in average interest bearing liabilities was in part due to less funds needed as a result of the decline in earning assets. The decrease in average interest bearing liabilities was primarily due to decreases in average borrowings of $178.4 million, 22.0 percent, and average interest bearing deposits of $37.9 million, 2.4 percent, for the three months ended June 30, 2005, as compared to the 2004 period year period. Average demand deposits increased $12.7 million, 3.9 percent, for the three months ended June 30, 2005, as compared to the prior year period. The increase in average demand deposits also contributed to the increase in the net interest margin and spread on a tax equivalent basis.

For the six months ended June 30, 2005, tax equivalent yields on interest earning assets increased to 5.84 percent from 5.09 percent, and yields on interest bearing liabilities increased to 2.71 percent from 2.34 percent, as compared to the 2004 prior year period, respectively. The increase in tax equivalent yields on interest earning assets for the six months ended June 30, 2005 was due to increases in yields on average securities to 5.14 percent from 4.24 percent, yields on average federal funds sold to 2.56 percent from 0.95 percent, and yields on average net loans to 6.44 percent from 5.93 percent, as compared to the 2004 prior year period, respectively. For the six months ended June 30, 2005, the increase in yields on interest bearing liabilities was due to increases in yields on borrowings to 4.35 percent from 3.59 percent and yields on deposits to 1.52 percent from 1.29 percent, as compared to the 2004 prior year period, respectively.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in the net interest income for the six months ended June 30, 2005 was partially offset by a decrease in average earning assets of 136.2 million, 4.9 percent, to $2.66 billion from $2.80 billion for the 2004 prior year period. The decrease was due to a $182.6 million, 14.1 percent, decrease in average investment securities as a result of the strategy similar to the 2005 second quarter period of not immediately reinvesting proceeds received from calls of floating rate U.S. government agency securities because of tighter spreads offered on such securities. The decrease was partially offset by increases in average net loans of $35.9 million, 2.4 percent, and average federal funds sold of $10.5 million, 34.1 percent.

Average interest bearing liabilities also decreased $194.4 million, 8.1 percent, for the six months ended June 30, 2005, as compared to the 2004 prior year period. The decrease in average interest bearing liabilities was in part due to less funds needed as a result of the decline in earning assets. The decrease in average interest bearing liabilities was primarily due to decreases in average borrowings of $180.6 million, 22.7 percent, for the six months ended June 30, 2005, as compared to the 2004 year period. Average demand deposits increased $27.0 million, 8.8 percent, for the six months ended June 30, 2005, as compared to the prior year period. The increase in average demand deposits also contributed to the increase in the net interest margin and spread on a tax equivalent basis.

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

Provision for Credit Losses

The provision for credit losses decreased $0.3 million to $0.1 million and $0.1 million to $0.5 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. The decrease in the provision for the three and six months ended June 30, 2005 was attributable to a lower level of loan growth in the 2005 periods, primarily as a result of prepayments on commercial loans, while credit quality continues to be excellent. The Company’s non-performing assets to total assets were 0.18 percent at June 30, 2005, compared to 0.14 percent at June 30, 2004. During the three and six months ended June 30, 2005, net charge-offs (recoveries) totaled $27,000 and ($7,000) as compared to net charge-offs of $7,000 and $135,000, respectively, for the prior year period.

Nonaccrual loans were $5.2 million and $4.0 million at June 30, 2005 and 2004, respectively, compared to $1.6 million at December 31, 2004. Total nonaccrual loans at June 30, 2005 primarily consisted of one customer relationship of $4.7 million. The loan has been placed on nonaccrual status as a result of fraudulent activity by the borrower related to the real estate collateral of the loan. The Bank is pursuing collection of the principal from a title insurance company, which insured the Bank’s first mortgage position. Total nonaccrual loans at June 30, 2004 primarily consisted of a real estate construction loan of $3.7 million that was reduced to $1.0 million at December 31, 2004 as a result of charge-offs and principal paydowns. As of February 3, 2005, all 83 condominium units in the project that secured the loan have been sold and the remaining loan balance has been paid in full.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net income is adversely impacted by the level of non-performing assets caused by the deterioration of borrowers’ ability to meet scheduled interest and principal payments. In addition to foregone revenue, the Company must increase the level of provisions for credit losses, incur collection costs, and other costs associated with the management and disposition of foreclosed properties. A substantial portion (88.2 percent at June 30, 2005) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates.

Non-Interest Income
Non-interest income decreased for the three and six months ended June 30, 2005 to $1.9 million from $2.1 million and to $3.7 million from $5.0 million for the prior year periods. The decreases were primarily due to decreases for the three and six months ended June 30, 2005 in service charges on deposit accounts of $0.1 million and $0.3 million, and security gains of $0.1 million and $1.2 million, respectively, and loan prepayment fees of $0.1 million in both periods. During the 2004 first quarter, $105.5 million of available for sale mortgage-backed securities were sold resulting in security gains of $1.1 million, while no security gains were realized during the six months ended June 30, 2005 due to existing market conditions. These decreases were partially offset by an increase in credit card and commission related income of $0.1 million for both the three and six months ended June 30, 2005, as compared to the prior year periods.

Non-Interest Expenses

Non-interest expenses increased $0.2 million, 1.3 percent, to $13.0 million and $1.5 million, 6.1 percent, to $26.3 million, respectively, for the three and six months ended June 30, 2005 from the comparable periods in 2004. For the three months ended June 30, 2005, the primary reasons for the increase involved higher levels of salaries and benefits, partially offset by decreases in occupancy expenses, advertising and business development, and stationery and printing expense. The primary reasons for the increase for the six months ended June 30, 2005 were higher levels of salaries and benefits, occupancy expenses, professional fees, and amortization of intangibles, partially offset by decreases in advertising and business development, communications expense, and stationery and printing expense.

Salaries and employee benefits, the largest component of non-interest expense, increased by $0.5 million, or 6.9 percent and $1.6 million, or 10.5 percent, respectively, during the three and six months ended June 30, 2005 compared to the 2004 periods. Salaries and employee benefits increased in both the three and six month periods due to higher expenses related to salaries expense for merit increases, medical plans, deferred compensation plans, and expenses related to bonus plan compensation. Increases in salaries and employee benefits expense were partially offset by an increase in the allocation of a portion of salary and benefit expense to deferred loan origination expense.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in the other components of non-interest expense for the three and six months ended June 30, 2005, compared to the 2004 periods, were primarily due to the following:

•
Decrease of $129,000 (6.6 percent) and increase of $48,000 (1.3 percent) in occupancy and equipment expense. The decrease for the three month period was primarily due to a reevaluation of maintenance contracts, lower utility costs, and a decrease in rent expense as a result of closing a White Plains branch during the 2005 first quarter. The increase for the six month period was primarily due to higher depreciation expense from investments in technology and snow plowing expense for various locations during the winter months.

•
Decrease of $213,000 (26.4 percent) and $309,000 (20.9 percent) in advertising and business development. The decrease reflects a reduction in television advertising, as well as less expenses related to promotional events.

•
Increase of $12,000 (2.6 percent) and $274,000 (31.7 percent) in professional fees. The increase for the six month period is due to higher legal fees related to a non-performing real estate construction loan and costs related to compliance with the Sarbanes-Oxley Act of 2002.

•
Increase of $6,000 (2.2 percent) and $31,000 (5.7 percent) in amortization of intangibles. The increase reflects amortization of an additional intangible asset related to the acquisition of Reliance Bank in the first quarter of 2004.

•	Decrease of $29,000 (16.0 percent) and $71,000 (18.5 percent) in stationery and printing. The decrease was primarily due to a lower amount of office related equipment and supplies purchased in 2005.

Income Taxes

The effective income tax rates for the three and six months ended June 30, 2005 was 30.8 percent and 31.9 percent, respectively, compared to 34.6 percent and 34.0 percent for the 2004 periods, respectively. The effective income tax rate for both the 2005 and 2004 periods reflects nontaxable income from municipal bonds, lower state income taxes, and in 2005 the satisfactory completion of Federal and State tax examinations for prior income tax years. As a result of a reduction in taxable income for New York State tax purposes, the Company has established a valuation allowance at June 30, 2005, December 31, 2004, and June 30, 2004 in the amount of $2.9 million, $2.6 million, and $1.8 million, respectively. The valuation allowance reduces the New York State deferred tax asset to the amount management believes will more likely than not be realized. As of June 30, 2005, the New York State deferred tax asset, net of state deferred tax liabilities, is fully reserved by the valuation allowance.

U.S.B. HOLDING CO., INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates, foreign currency exchange rates, and commodity prices. Quantitative and qualitative disclosures about market risk at December 31, 2004 were reported in the Company’s 2004 Annual Report to Stockholders. There have been no material changes in the Company’s market risk exposures at June 30, 2005 compared to December 31, 2004. Interest rate risk continues to be the Company’s primary market risk exposure since substantially all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into or acquired for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps and has not been party to any derivative financial instruments during the six months ended June 30, 2005.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a “Static Gap” evaluation and a simulation analysis of the impact of changes in interest rates on the Company’s net interest income and cash flow. There have been no changes in the Company’s policy limit of acceptable variances to net interest income at June 30, 2005 as compared to December 31, 2004. The Company’s “Static Gap” at June 30, 2005 was a positive cumulative gap of $58.1 million in the one-year time frame compared to a positive cumulative gap of $181.2 million at December 31, 2004. If interest rates were to gradually increase 200 basis points or decrease 100 basis points (normally 200 basis points during periods of higher levels of interest rates) from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company’s policy limit of not changing by more than 5.0 percent.

U.S.B. HOLDING CO., INC.
ITEM 4. CONTROLS AND PROCEDURES

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of June 30, 2005. The Chief Executive Officer and Chief Financial Officer have each concluded, based on their review, that as of June 30, 2005, the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs[1]
April 1 to April 30	―	―	N/A	288,700
May 1 to May 31	70,315	20.78	55,500	233,200
June 1 to June 30	―	―	N/A	233,200
Total	70,315	$20.78	55,500	233,200

Common stock purchased reflected in the above table are the result of purchases of common stock under the Company’s Treasury Stock Purchase Plan and the purchase of common stock in connection with the exercise of stock options during the six months ended June 30, 2005.

1 The Company authorized a common stock repurchase plan of up to 300,000 shares on March 23, 2005 to expire on December 31, 2005.

The Company’s ability to pay cash dividends on its common stock is dependent upon the receipt of cash dividends from the Bank. At June 30, 2005, the Bank could pay dividends of $55.3 million to the Company without having to obtain prior regulatory approval. See Note 10 to the notes to condensed consolidated financial statements for the six months ended June 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 25, 2005 for the purpose of considering and voting upon the following matters:

I.	Election of two directors, Messrs. Kevin J. Plunkett and Kenneth J. Torsoe, constituting Class II members of the Board of Directors, to a three-year term of office.

Votes:	For	Withheld
Kevin J. Plunkett	16,197,342	1,723,827
Kenneth J. Torsoe	17,211,560	709,609

The names of each other director whose term of office as a director continued after the meetings are as follows: Thomas E. Hales, Edward T. Lutz, Raymond J. Crotty, Howard V. Ruderman, and Michael H. Fury.

II.
The appointment of the Company’s independent registered public accounting firm, Deloitte & Touche, LLP, for the audit of the Company’s consolidated financial statements for the year ending December 31, 2005 was ratified with 17,824,909 shares voting for, 89,336 shares voting against, and 6,925 shares abstaining.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

III.	The approval and adoption of the 2005 Employee Stock Option Plan was ratified with 11,434,675 shares voting for, 2,244,749 shares voting against, and 28,003 shares abstaining.

IV.	Theapproval and adoption of the 2005 Director Stock Option Plan was ratified with 11,177,900 shares voting for, 2,411,039 shares voting against, and 118,489 shares abstaining.

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

ITEM 6. EXHIBITS (cont'd)

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

ITEM 6. EXHIBITS (cont'd)

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

(10) (k)	Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors (“Outside Director Option Plan”) (incorporated herein by reference to Exhibit B to the Tappan Zee 1996 Proxy Statement).
(10) (l)	Amendment No. 1 to the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).
(10) (m)	Amendment No. 2 to the Outside Director Option Plan (incorporated herein by reference to Appendix B to the Tappan Zee 1997 Proxy Statement).
(10) (n)
Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (Incorporated herein by reference to the Registration Statement on Form S-1 (file No. 33-94128) filed on June 30, 1995, as amended, Exhibit 10.7).

(10) (o)
Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc., and recipients of stock options granted pursuant to the Employees Stock Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

(10) (p)	Registrant’s 2005 Employee Stock Option Plan (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement filed April 28, 2005).
(10) (q)
Form of Employee Stock Option Agreement by and between the Registrant and recipients of stock options granted pursuant to the Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 16, 2005).

ITEM 6. EXHIBITS (cont'd)

(10) (r)	Registrant’s 2005 Director Stock Option Plan (incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement filed April 28, 2005).
(10) (s)
Form of Director Stock Option Agreement by and between the Registrant and recipients of stock options granted pursuant to the Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 16, 2005).

(10) (t)
Registrant’s Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999, and as amended March 20, 2002 (incorporated herein by reference to the Registrant’s 2001 10-K, Exhibit (10)(w)).

(10) (u)
Asset Purchase and Account Assumption Agreement by and between Union State Bank and La Jolla Bank dated May 25, 2000 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit (10)(oo)).

(10) (v)	U.S.B. Holding Co., Inc. Severance Plan dated January 30, 2002 (incorporated herein by reference to Registrant’s 2001 10-K, Exhibit (10)(y)).
(10) (w)
Asset Purchase and Liability Assumption Agreement dated as of June 14, 2002, by and between Union State Bank and Fourth Federal Savings Bank (incorporated herein by reference to Registrant’s 2002 Second Quarter 10-Q, Exhibit (10)(z)).

(10) (x)
U.S.B. Holding Co., Inc. Executive Incentive Bonus Plan as amended February 24, 1999 (incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement filed April 27, 1999 (File No. 002-79734)).

(10) (y)
Amendment No. 2 to the Key Employees’ Supplemental Investment Plan dated September 1, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (“2003 Third Quarter 10-Q”), Exhibit (10)(ab)).

(10) (z)	Amendment No. 1 to the Key Employees’ Diversified Investment Plan dated September 1, 2003 (incorporated herein by reference to the Registrant’s 2003 Third Quarter 10-Q, Exhibit (10)(ac)).
(10) (aa)	Letter Agreement dated April 18, 2005 between the Registrant and Steven T. Sabatini (incorporated by reference to the Registrant’s Report on Form 8-K filed April 20, 2005).
(31.1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).*
(31.2)	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).*
(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*
*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 9, 2005.

U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales	/s/ Steven T. Sabatini
Thomas E. Hales Chairman of the Board, Chief Executive Officer, and Director	Steven T. Sabatini Senior Executive Vice President, Chief Financial Officer, and Assistant Secretary (Principal Financial and Accounting Officer)