Form 10-Q
period 2005-09-30
USB HOLDING CO INC
filed 2005-11-09
CIK 707805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

:	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005, or

9	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to _____________________

Commission file Number 1-12811

U.S.B. HOLDING CO., INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-3197969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK	10962
(Address of Principal Executive Offices)	(Zip Code)

845-365-4600
(Registrant's Telephone Number (including area code))

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
YES X NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING AT NOVEMBER 2, 2005

Common stock, par value $0.01 per share	21,737,559

U.S.B. HOLDING CO., INC.

- i -

ITEM 1.	PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
	(000’s, except share data)
ASSETS	September 30, 2005	December 31, 2004
Cash and due from banks	$121,850	$48,295
Federal funds sold	190,500	17,000
Cash and cash equivalents	312,350	65,295
Interest bearing deposits in other banks	191	334
Securities:
Available for sale (at estimated fair value)	404,370	589,572
Held to maturity (estimated fair value of $722,351 in 2005 and $507,428 in 2004)	721,789	502,201
Loans, net of allowance for loan losses of $15,163 in 2005 and $15,226 in 2004	1,454,540	1,492,872
Premises and equipment, net	14,126	15,616
Accrued interest receivable	15,554	17,312
Federal Home Loan Bank of New York stock	29,342	31,135
Intangible assets, net	4,153	5,087
Goodwill	1,380	1,380
Other assets	26,052	25,466
TOTAL ASSETS	$2,983,847	$2,746,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$442,211	$317,874
Interest bearing deposits:
NOW accounts	280,579	165,809
Money market accounts	145,975	200,647
Savings deposits	454,767	420,171
Time deposits	753,303	753,717
Total deposits	2,076,835	1,858,218
Accrued interest payable	7,119	6,782
Accrued expenses and other liabilities	18,097	12,206
Securities transactions not yet settled	27,531	―
Securities sold under agreements to repurchase	520,423	542,323
Federal Home Loan Bank of New York advances	71,832	82,709
Subordinated debt issued in connection with Corporation-Obligated mandatory redeemable capital securities of subsidiary trusts	61,858	61,858
Total liabilities	2,783,695	2,564,096
Minority-interest in junior preferred stock of consolidated subsidiary	128	128
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, no par value	―	―
Authorized shares: 10,000,000; no shares outstanding in 2005 and 2004
Common stock, $0.01 par value; authorized shares 50,000,000; issued shares of 23,120,733 in 2005 and 22,004,701 in 2004	231	220
Additional paid-in capital	211,353	184,166
Retained earnings	15,938	26,336
Treasury stock at cost, common shares 1,388,174 in 2005 and 1,657,887 in 2004	(20,639)	(22,855)
Common stock held for benefit plans	(2,959)	(2,780)
Deferred compensation obligation	2,959	2,746
Accumulated other comprehensive loss	(6,859)	(5,787)
Total stockholders’ equity	200,024	182,046
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,983,847	$2,746,270

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	(000’s, except share data) Three Months Ended September 30,
	2005	2004
INTEREST INCOME:
Interest and fees on loans	$25,124	$22,334
Interest on federal funds sold	724	89
Interest and dividends on securities:
U.S. government agencies	9,300	9,632
Mortgage-backed securities	3,912	3,579
Obligations of states and political subdivisions	1,049	872
Corporate and other	41	31
Interest bearing deposits in other banks	1	―
Dividends on Federal Home Loan Bank of New York stock	395	213
Total interest income	40,546	36,750
INTEREST EXPENSE:
Interest on deposits	8,863	5,928
Interest on borrowings	6,662	7,301
Interest on subordinated debt issued in connection with Corporation - Obligated mandatory redeemable capital securities of subsidiary trusts	1,236	1,029
Total interest expense	16,761	14,258

NET INTEREST INCOME	23,785	22,492
Provision for credit losses	95	110
Net interest income after provision for credit losses	23,690	22,382

NON-INTEREST INCOME:
Service charges and fees	918	1,038
Other income	931	970
Gains on sales of loans	314	―
Total non-interest income	2,163	2,008

NON-INTEREST EXPENSES:
Salaries and employee benefits	8,277	7,554
Occupancy and equipment	1,921	2,049
Advertising and business development	804	620
Professional fees	588	875
Communications	302	424
Stationery and printing	110	148
FDIC insurance	63	70
Amortization of intangibles	285	290
Other expense	1,040	1,005
Total non-interest expenses	13,390	13,035
Income before income taxes	12,463	11,355
Provision for income taxes	4,032	3,836
NET INCOME	$8,431	$7,519
BASIC EARNINGS PER COMMON SHARE	$0.39	$0.35
DILUTED EARNINGS PER COMMON SHARE	$0.37	$0.34
WEIGHTED AVERAGE COMMON SHARES	21,685,896	21,340,626
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	22,605,328	22,278,580
DIVIDENDS PER COMMON SHARE	$0.14	$0.12

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	(000’s, except share data) Nine Months Ended September 30,
	2005	2004
INTEREST INCOME:
Interest and fees on loans	$73,745	$65,982
Interest on federal funds sold	1,252	237
Interest and dividends on securities:
U.S. government agencies	25,666	27,999
Mortgage-backed securities	12,440	9,609
Obligations of states and political subdivisions	2,978	2,643
Corporate and other	116	91
Interest on deposits in other banks	4	―
Dividends on Federal Home Loan Bank of New York stock	1,058	465
Total interest income	117,259	107,026
INTEREST EXPENSE:
Interest on deposits	23,027	17,904
Interest on borrowings	20,004	21,604
Interest on subordinated debt issued in connection with Corporation - Obligated mandatory redeemable capital securities of subsidiary trusts	3,540	2,892
Total interest expense	46,571	42,400

NET INTEREST INCOME	70,688	64,626
Provision for credit losses	571	664
Net interest income after provision for credit losses	70,117	63,962

NON-INTEREST INCOME:
Service charges and fees	2,749	3,206
Other income	2,806	2,645
Gains on securities transactions	―	1,197
Gains on sales of loans	314	―
Total non-interest income	5,869	7,048

NON-INTEREST EXPENSES:
Salaries and employee benefits	24,866	22,571
Occupancy and equipment	5,783	5,863
Advertising and business development	1,974	2,099
Professional fees	1,726	1,739
Communications	970	1,104
Stationery and printing	423	532
FDIC insurance	209	220
Amortization of intangibles	861	835
Other expense	2,910	2,900
Total non-interest expenses	39,722	37,863
Income before income taxes	36,264	33,147
Provision for income taxes	11,633	11,234
NET INCOME	$24,631	$21,913
BASIC EARNINGS PER COMMON SHARE	$1.14	$1.02
DILUTED EARNINGS PER COMMON SHARE	$1.10	$0.98
WEIGHTED AVERAGE COMMON SHARES	21,567,925	21,427,984
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	22,466,223	22,373,511
DIVIDENDS PER COMMON SHARE	$0.40	$0.32

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	(000’s) Nine Months Ended September 30,
	2005		2004
OPERATING ACTIVITIES:
Net income		$24,631		$21,913
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses		571		664
Depreciation and amortization		2,600		2,567
Amortization of discounts on securities - net		(337)		(519)
Deferred income tax benefit, net		(2,474)		(2,581)
Gains on securities transactions		―		(1,197)
Gains on loans sales		(314)		―
Non-cash benefit plan expense		133		377
Decrease in accrued interest receivable		1,819		2,483
Increase (decrease) in accrued interest payable		337		(721)
Other - net		9,296		2,754
Net cash provided by operating activities		36,262		25,740
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale		―		105,418
Proceeds from principal paydowns, redemptions and maturities of:
Securities available for sale		224,121		505,846
Securities held to maturity		134,225		84,533
Purchases of securities available for sale		(14,750)		(726,635)
Purchases of securities held to maturity		(351,825)		(52,598)
Net redemptions (purchases) of Federal Home Loan Bank of New York stock		1,793		(16,163)
Net liabilities assumed in Reliance Bank acquisition		―		10,697
Net decrease (increase) in interest bearing deposits in other banks		143		(299)
Proceeds from sales of loans		7,505		―
Net decrease (increase) in loans outstanding, excluding sale of loans		31,144		(28,319)
Purchases of premises and equipment - net		(249)		(2,237)
Net cash provided by (used for) investing activities		32,107		(119,757)
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits, NOW, money market and savings accounts		219,031		199,370
Net decrease in time deposits, net of withdrawals and maturities		(414)		(1,895)
Net decrease in securities sold under agreements to repurchase - short-term		(21,900)		(15,981)
Repayment of Federal Home Loan Bank of New York advances - short-term		―		(10,500)
Proceeds from securities sold under agreements to repurchase - long-term		―		75,000
Repayment of securities sold under agreements to repurchase - long term		―		(50,000)
Repayment of Federal Home Loan Bank of New York advances - long term		(10,877)		(11,239)
Net proceeds from issuance of subordinated debt issued in connection with Corporation-Obligated mandatory redeemable capital securities of subsidiary trusts		―		9,975
Cash dividends paid		(8,814)		(6,935)
Proceeds from exercise of common stock options		3,069		523
Purchases of treasury stock		(1,409)		(5,466)
Net cash provided by financing activities		$178,686		$182,852
Increase in Cash and Cash Equivalents		$247,055		$88,835
Cash and Cash Equivalents, Beginning of Period		65,295		67,451
Cash and Cash Equivalents, End of Period		$312,350		$156,286
Supplemental Disclosures:
Interest paid		$(46,234)		$(43,121)
Income tax payments		$(13,292)		$(15,058)
Purchase of available for sale securities not yet settled, including interest receivable		$(26,185)		$(884)
Purchase of held to maturity securities not yet settled, including interest receivable		$(1,346)	$	―
Payment for held to maturity securities not yet settled at beginning of period, including interest receivable	$	―		$(924)
Transfer of available for sale securities to held to maturity securities at market value	$	―		$298,312
Amortization of loss on transfer of available for sale securities to held to maturity securities		$(507)	$	―
Loans acquired in acquisition of Reliance Bank, including interest receivable	$	―		$10,869
Deposits assumed in acquisition of Reliance Bank, including interest payable	$	―		$23,933
Other assets (including intangibles) acquired in acquisition of Reliance Bank, net of other liabilities assumed	$	―		$2,367
Change in shares held in trust for deferred compensation		$(213)		$(121)
Change in deferred compensation obligation		$213		$121
Change in accumulated other comprehensive (loss) income		$(1,072)		$6
Non cash exercise of stock options and related tax benefit		$7,367		$2,061
Non cash purchases of treasury stock related to the exercise of stock options		$(5,895)		$(1,600)
Issuance of treasury stock related to the exercise of stock options		$9,235		$2,136
See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (000’s except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at January 1, 2005	20,346,814	$220	$184,166	$26,336	$(22,855)	$(2,780)	$2,746	$(5,787)	$182,046

Net Income				24,631					24,631

Other comprehensive loss: Net unrealized securities loss arising during the period, net of tax benefit of $577								(1,072)	(1,072)

Other comprehensive loss								(1,072)	(1,072)

Total comprehensive income									23,559

Five percent common stock dividend	1,131,266	11	26,204	(26,235)					(20)

Five percent common stock dividend on treasury stock	(97,966)								―

Cash dividends: Common ($0.40 per share)				(8,784)					(8,784)
Junior preferred stock				(10)					(10)

Common stock options exercised and related tax benefit	657,007		1,201		9,235				10,436

Purchases of treasury stock	(304,562)		(285)		(7,019)				(7,304)

ESOP shares committed to be released			67			34			101

Deferred compensation obligation						(213)	213		―

Balance at September 30, 2005	21,732,559	$231	$211,353	$15,938	$(20,639)	$(2,959)	$2,959	$(6,859)	$200,024

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (000’s, except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings		Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity

Balance at January 1, 2004	19,487,790	$209	$159,628	$31,655		$(18,225)	$(2,491)	$2,327	$(4,810)	$168,293

Net Income				21,913						21,913

Other comprehensive income: Net unrealized securities loss arising during the period, net of tax benefit of $98									(181)	(181)
Reclassification adjustment of net gains for securities sold, net of tax of $101									187	187

Other comprehensive income									6	6

Total comprehensive income										21,919

Five percent common stock dividend	1,055,985	10	23,795	(23,805)						―

Five percent common stock dividend on treasury stock	(88,325)									―

Cash dividends: Common ($0.32 per share) Junior preferred stock				(6,925 (10	) )					(6,925 (10	) )

Common stock options exercised and related tax benefit	198,782	1	447			2,136				2,584

Purchases of treasury stock	(329,771)					(7,066)				(7,066)

ESOP shares committed to be released			179				97			276

Deferred compensation obligation							(121)	121		―

Balance at September 30, 2004	20,324,461	$220	$184,049	$22,828		$(23,155)	$(2,515)	$2,448	$(4,804)	$179,071

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Principles of Consolidation

The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the “Company”), Union State Bank (the “Bank”) and Ad Con, Inc. The condensed consolidated financial statements also include the Bank’s wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc., and USB Delaware Inc., including its wholly-owned subsidiary, TPNZ Preferred Funding Corporation (“TPNZ”). All significant intercompany accounts and transactions are eliminated in consolidation.

The Company also has four subsidiary trusts, Union State Capital Trust I, Union State Statutory Trust II, USB Statutory Trust III, and Union State Statutory Trust IV (collectively, the “Trusts”), that are not consolidated with the Company for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Trusts were established by the Company in 1997, 2001, 2002, and 2004, respectively, for the purpose of issuing Corporation-Obligated mandatory redeemable capital securities of subsidiary trusts (“Capital Securities”) and acquiring junior subordinated debt from the Company. See Note 10 to the Company’s Consolidated Financial Statements for the year ended December 31, 2004 included in the Company’s 2004 Annual Report to Stockholders for a further discussion of the Capital Securities and the junior subordinated debt issued by the Company. The Company owns 100 percent of the voting securities of each of the Trusts. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trusts under the trust agreements relating to the Capital Securities. The Company’s ability to make interest payments on the subordinated debt is primarily dependent on the receipt of dividends from the Bank. See Note 11 of these notes to condensed consolidated financial statements for a discussion of the limits on the Bank’s ability to pay dividends to the Company.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2005, the Company’s operations for the three and nine months ended September 30, 2005 and 2004, and the Company’s cash flows and changes in stockholders’ equity for the nine months ended September 30, 2005 and 2004. For purposes of presenting the condensed consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, as well as federal funds sold.

The Company distributed a five percent common stock dividend on September 23, 2005 to stockholders of record on September 9, 2005. The weighted average common shares outstanding and per common share amounts for the 2005 and 2004 periods have been adjusted to reflect the common stock dividend.

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

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded loan commitments and standby letters of credit, the related provision for credit losses, the determination of securities as other than temporarily impaired, and the evaluation of valuation allowance for net deferred tax assets. In connection with the determination of the allowance for loan losses, reserve for unfunded loan commitments and standby letters of credit, and provision for credit losses, management obtains independent appraisals for significant properties that collateralize loans with real estate.

These condensed consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2004 and related notes included in the Company’s 2004 Annual Report to Stockholders and Form 10-K.

3.	Accounting Pronouncements
Other-Than-Temporary Impairment: On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The FSP is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP Nos. 115-1 and FAS 124-1 on January 1, 2006 is not expected to have a material impact on its consolidated financial statements.

4.	Pending Accounting Pronouncements
Accounting for Exchanges of Nonmonetary Assets: In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Accounting for Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 effective as of January 1, 2006 is not expected to have a material impact on its consolidated financial statements.

Accounting for Stock-Based Compensation: SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), establishes a fair value based method of accounting for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123 was revised (“SFAS No. 123R”) in December 2004 to require accounting for stock-based compensation using a fair value based method in the financial statements. On April 14, 2005, the Securities and Exchange Commission deferred the required effective date of SFAS No. 123R to the first fiscal year beginning after June 15, 2005. Under the SFAS No. 123R transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. Management has decided SFAS No. 123R will be applied prospectively beginning on the effective date for the Company (January 1, 2006). The effect of complying with SFAS No. 123R will have a significant effect on the Company’s net income as disclosed in Note 7 of these notes to condensed consolidated financial statements.

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

The assumption of deposits and acquisition of certain assets of Reliance Bank has been accounted for as a business combination in accordance with SFAS No.141, “Accounting for Business Combinations.” Assets, time deposits, and other liabilities acquired have been recorded at their estimated fair values as of March 19, 2004, and a core deposit intangible of $0.7 million was recorded based on a core deposit valuation study. Goodwill of $1.4 million was also recorded. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the core deposit intangible is being amortized over its estimated life and the goodwill component will be tested for impairment annually at year end. As of September 30, 2005, the net core deposit intangible and goodwill related to the Reliance Bank acquisition was $0.5 million and $1.4 million, respectively.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets acquired in connection with branch and bank acquisitions were $9.0 million and $5.1 million as of September 30, 2005, and $9.0 million and $4.2 million as of December 31, 2004, respectively. The intangible amortization expense for the three and nine months ended September 30, 2005 was $0.3 million and $0.9 million, as compared to $0.3 million and $0.8 million, respectively, for the 2004 prior periods. The annual amortization expense for the remaining life of all intangibles will vary throughout the amortization periods for the remaining 14 years, during which periods the maximum amount of amortization will be $1.1 million.

7.	Accounting for Stock-Based Compensation

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

The following table compares the Company’s net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the three and nine months ended September 30, 2005 and 2004.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(000’s, except share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$8,431	$7,519	$24,631	$21,913

Less: preferred stock dividends	―	―	10	10

Less: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	928	1,183	1,800	2,133

Pro forma net income available to common stockholders	$7,503	$6,336	$22,821	$19,770

Earnings per common share:

Basic - as reported Basic - pro forma	$0.39 0.35	$0.35 0.30	$1.14 1.06	$1.02 0.92

Diluted - as reported Diluted - pro forma	$0.37 0.33	$0.34 0.28	$1.10 1.02	$0.98 0.88

The following weighted average assumptions were used for Director Stock Option Plan grants for the three months ended September 30, 2005 and 2004, respectively: dividend yields of 2.60 and 1.93 percent; volatility factors of the expected market price of the Company’s common stock of 33.16 and 39.57 percent; risk free interest rates of 4.04 and 3.89 percent; and expected lives of 7.69 and 7.63 years. The following weighted average assumptions were used for Director Stock Option Plan grants for the nine months ended September 30, 2005 and 2004, respectively: dividend yields of 2.34 and 2.16 percent; volatility factors of the expected market price of the Company’s common stock of 35.65 and 40.25 percent; risk free interest rates of 3.98 and 3.34 percent; and expected lives of 7.67 and 7.63 years.

The following weighted average assumptions were used for Employee Stock Option Plan grants for the three months ended September 30, 2005 and 2004, respectively: dividend yields of 2.60 and 1.93 percent; volatility factors of the expected market price of the Company’s common stock of 33.69 and 39.59 percent; risk free interest rates of 4.06 and 3.58 percent; and expected lives of 7.31 and 8.52 years. The following weighted average assumptions were used for Employee Stock Option Plan grants for the nine months ended September 30, 2005 and 2004, respectively: dividend yields of 2.60 and 2.00 percent; volatility factors of the expected market price of the Company’s common stock of 34.19 and 39.77 percent; risk-free interest rates of 4.07 and 3.60 percent; and expected lives of 7.32 and 8.50 years.

8.	Earnings Per Common Share (“EPS”)

The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2005 and 2004 is as follows:

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(000’s except share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$8,431	$7,519	$24,631	$21,913
Less preferred stock dividends	―	―	10	10

Net income for basic and diluted earnings per common share - net income available to common stockholders	$8,431	$7,519	$24,621	$21,903

Denominator:
Denominator for basic earnings per common share - weighted average shares	21,685,896	21,340,626	21,567,925	21,427,984

Effects of dilutive securities: Director and employee ― stock options	919,432	937,954	898,298	945,527

Denominator for diluted earnings per common share - adjusted weighted average shares	22,605,328	22,278,580	22,466,223	22,373,511

Basic earnings per common share	$0.39	$0.35	$1.14	$1.02
Diluted earnings per common share	$0.37	$0.34	$1.10	$0.98

9.	Securities

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

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not have gross realized gains or losses during the three months ended September 30, 2005 and 2004, and during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the Company had gross realized gains from sales of securities available for sale of $1.2 million.

A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses of securities at September 30, 2005 and December 31, 2004 is as follows:

	(000’s)
September 30, 2005	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,919	$	―	$637	$72,282
Mortgage-backed securities	333,010		1,743	3,061	331,692
Obligations of states and political subdivisions	230		20	―	250
Corporate securities	115		31	―	146
Total securities available for sale	$406,274		$1,794	$3,698	$404,370

Held to Maturity:
U.S. government agencies	$618,943		$2,335	$3,654	$617,624
Obligations of states and political subdivisions	102,846		2,492	611	104,727
Total securities held to maturity	$721,789		$4,827	$4,265	$722,351

	(000’s)
December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$165,142	$99	$461	$164,780
Mortgage-backed securities	423,143	2,103	1,575	423,671
Obligations of states and political subdivisions	920	51	―	971
Corporate securities	114	36	―	150
Total securities available for sale	$589,319	$2,289	$2,036	$589,572

Held to Maturity:
U.S. government agencies	$418,371	$3,596	$1,521	$420,446
Obligations of states and political subdivisions	83,830	3,503	351	86,982
Total securities held to maturity	$502,201	$7,099	$1,872	$507,428

Available for sale and held to maturity obligations of states and political subdivisions are not subject to Federal income tax.

10.	Loans

Nonaccrual loans were $9.9 million at September 30, 2005 and $1.6 million at December 31, 2004. Total nonaccrual loans at September 30, 2005 primarily consisted of two customer relationships of $4.7 million and $4.3 million. The loans related to one customer relationship aggregating $4.7 million have been placed on nonaccrual status as a result of fraudulent activity by the borrower related to the real estate collateral of the loans. The Bank is pursuing collection of the principal balance of the loan from a title insurance company, which insured the Bank’s first mortgage positions. The loans related to another customer relationship aggregating $4.3 million involve a real estate construction project that has experienced unexpected delays in completing the construction. The loans are also supported by personal guarantees. Restructured loans were $0.1 million at both September 30, 2005 and December 31, 2004.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At September 30, 2005, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances, with the exception of one customer relationship involving real estate construction loans aggregating $4.3 million on nonaccrual status. Additional funds may be used by the customer to complete the real estate project. At September 30, 2005, there are loans aggregating $8.8 million, which are not on nonaccrual status, that are potential problem loans, which may result in the loans being placed on nonaccrual status in the near future. Potential problem loans aggregating $7.3 million are related to one customer relationship and are well collateralized by real estate and supported by personal guarantees. Accruing loans that are contractually past due 90 days or more at September 30, 2005 are immaterial.

At September 30, 2005 and December 31, 2004, the recorded investment in loans that are considered to be impaired approximated $18.5 million and $1.3 million, of which $9.6 million and $1.3 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2005 and 2004, and for the year ended December 31, 2004 was $9.5 million, $4.9 million, and $4.3 million, respectively. Interest income recognized by the Company on impaired loans for the three and nine months ended September 30, 2005 was $0.3 million and $0.8 million, respectively. Such interest recognized for the three and nine months ended September 30, 2004 was insignificant. As applicable, each impaired loan has a related allowance for loan losses.

The total allowance for loan losses specifically allocated to one impaired real estate construction loan with a balance of $1.0 million at December 31, 2004 was $0.2 million. On November 30, 2004, the Superior Court of New Jersey issued an unfavorable ruling regarding the foreclosure on other collateral securing this loan and a related personal guarantee. As a result of the unfavorable ruling, the Company charged-off $2.9 million of this loan in the fourth quarter of 2004. The Company is appealing this decision. As of February 3, 2005, all 83 condominium units of the project that secured the real estate construction loan have been sold and the remaining loan balance has been paid in full. The Company maintains a specific allocation of the reserve for unfunded letters of credit related to this loan of $0.2 million at September 30, 2005.

11.	Borrowings and Stockholders’ Equity

The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York (“FHLB”) advances. Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow, when available, under master security sale and repurchase agreements through four primary investment firms, the FHLB, and to a lesser extent, its customers. The Bank had no short-term repurchase agreements outstanding with the FHLB at September 30, 2005. At December 31, 2004, the Bank had short-term repurchase agreements outstanding with the FHLB of $25.0 million at a weighted average interest rate of 2.10 percent. These short-term borrowings with the FHLB were collateralized by securities with an aggregate carrying value of $29.4 million and estimated fair value of $29.7 million.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2005 and December 31, 2004, the Bank had short-term repurchase agreements with customers of $5.4 million and $2.3 million at a weighted average interest rate of 3.31 percent and 1.93 percent, respectively. These short-term customer borrowings were collateralized by securities with both an aggregate carrying value and estimated fair value of $5.5 million at September 30, 2005 and $2.4 million at December 31, 2004.

Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $75.0 million. At September 30, 2005 and December 31, 2004, the Bank had no federal funds purchased balances outstanding.

Short-term FHLB advances are borrowings with original maturities between one and 365 days. There were no short-term FHLB advances outstanding at September 30, 2005 and December 31, 2004.

Additional information with respect to short-term borrowings as of and for the nine months ended September 30, 2005 and 2004 is presented in the following table.

	(000’s except percentages)
Short-Term Borrowings	2005	2004
Balance at September 30	$5,423	$265,651
Average balance outstanding	$15,442	$153,040
Weighted-average interest rate:
As of September 30	3.31%	1.88%
Paid during period	2.96%	1.23%

The Bank had long-term borrowings, which have original maturities of over one year, of $515.0 million in securities sold under agreements to repurchase at September 30, 2005 and December 31, 2004. These borrowings have an original term of between five and ten years at interest rates of 1.99 percent to 6.08 percent that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. The long-term borrowing in securities sold under agreements to repurchase may not be repaid in full prior to maturity without penalty. As of September 30, 2005 and December 31, 2004, these borrowings were collateralized by securities with an aggregate carrying value of $521.3 million and $518.8 million, and an estimated fair value of $522.0 million and $520.3 million, respectively.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2005 and December 31, 2004, long-term FHLB advances totaled $71.8 million and $82.7 million at interest rates of between 4.55 percent to 5.99 percent and 4.55 percent and 6.05 percent, respectively. At September 30, 2005, borrowings totaling $1.8 million are amortizing advances having scheduled payments. Other borrowings totaling $70.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. Advances at December 31, 2004 include $2.7 million of amortizing advances having scheduled periodic payments, $10.0 million that are payable at maturity, and $70.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. The long-term FHLB advances may not be repaid in full prior to maturity without penalty. At September 30, 2005 and December 31, 2004, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate carrying value of $87.5 million and $96.5 million, respectively.

A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at September 30, 2005, with comparative totals for December 31, 2004, is as follows:

	(000’s except percentages)
Long-Term Borrowings	Within 1 Year	After 1 But Within 5 Years	After 5 Years	2005 Total	2004 Total
Contractual Payment Date:
Total long-term borrowing	$20,018	$215,086	$351,728	$586,832	$597,709
Weighted-average interest rate	4.56%	5.50%	3.58%	4.32%	4.33%
Expected Call Date:
Total long-term borrowing	$62,018	$386,086	$138,728	$586,832	$597,709
Weighted-average interest rate	2.94%	4.45%	4.56%	4.32%	4.33%

At September 30, 2005 and December 31, 2004, the Bank held 293,417 shares and 311,354 shares of capital stock of the FHLB with a carrying value of $29.3 million and $31.1 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 30 percent of total assets, or for collateral pledged by TPNZ, 75 percent of net equity, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. In addition, the Bank may not declare and pay dividends more often than quarterly, and no dividends may be declared or paid if there is any impairment of the Bank’s capital stock. At September 30, 2005, the Bank could pay dividends of $60.8 million to the Company without having to obtain prior regulatory approval.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 23, 2005, the Company’s Board of Directors authorized the repurchase of up to 315,000 common shares, or approximately 1.5 percent of the Company’s outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2005 as, in the opinion of management, market conditions may warrant. The repurchased common shares will be held as treasury stock and will be available for general corporate purposes. The March 23, 2005 stock repurchase plan replaces the previous December 17, 2003 repurchase plan, which authorized the repurchase of up to 330,750 common shares. The Company did not purchase any shares under its repurchase plan for the three months ended September 30, 2005. For the nine months ended September 30, 2005, the Company purchased 70,140 shares of common stock under its repurchase plan at an aggregate cost of approximately $1.4 million. For the three and nine months ended September 30, 2004, the Company purchased 33,075 and 279,153 shares of common stock under its repurchase plan at an aggregate cost of approximately $0.7 million and $5.5 million, respectively. There were also 120,559 shares of common stock for the three months ended September 30, 2005, and 249,494 and 84,420 shares of common stock for the nine months ended September 30, 2005 and 2004, respectively, acquired in connection with stock option exercises. The Company did not acquire any shares in connection with stock option exercises for the three months ended September 30, 2004.

12.	Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trusts

The total amount of Capital Securities outstanding as of September 30, 2005 is $60.0 million. Capital Securities are generally permitted to be included in Tier I regulatory capital in an amount not in excess of 25 percent of Tier I Capital, with the remainder included in Total Capital. At September 30, 2005, Tier I Capital totaled $261.5 million, which included $60.0 million of Capital Securities.

13.	Commitments and Contingencies

In the normal course of business, various commitments to extend credit are made that are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2005, formal credit lines, loan commitments, which are primarily loans collateralized by real estate, and credit card loans approximated $354.9 million, $122.6 million, and $38.7 million, respectively. Outstanding standby letters of credit totaled $45.8 million. Such amounts represent the maximum risk of loss on these commitments.

Standby letters of credit are issued to guarantee financial performance or obligations of the Bank’s customers. Generally, standby letters of credit are either partially or fully collateralized by cash, real estate, or other assets, and, in some cases, are not collateralized. In most cases, personal guarantees are obtained. Standby letters of credit are considered in the Bank’s evaluation of its reserve for unfunded loan commitments.

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

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Effective May 19, 1999, the Company adopted the Retirement Plan for non-employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the “Director Retirement Plan”). At September 30, 2005 and December 31, 2004, the Company had a recorded liability of $554,000 and $522,000, respectively, to provide for the present value of payments expected to be made under the Director Retirement Plan. The discount rate used to compute the present value obligation is 5.25 percent for both periods. At September 30, 2005 and December 31, 2004, a net intangible asset of $181,000 and $255,000, respectively, is recorded, reflecting the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee Directors. Benefit cost for the Director Retirement Plan for the three and nine months ended September 30, 2005 was approximately $36,000 and $107,000, of which $25,000 and $75,000 represents amortization of prior service cost, and $11,000 and $32,000 represents current service cost, respectively. Benefit cost for the Director Retirement Plan for the three and nine months ended September 30, 2004 was approximately $34,000 and $101,000, of which $24,000 and $71,000 represents amortization of prior service cost, and $10,000 and $30,000 represents current service cost, respectively.

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

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company provides reserves in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” as required. The ultimate resolution of any legal proceedings may differ from the amounts reserved, if any.

14.	Segment Information

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

The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, and Southern Connecticut. For the nine months ended September 30, 2005 and 2004, there is no customer that accounted for more than ten percent of the Company’s revenue.

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

OVERVIEW

The Company’s primary business is obtaining deposits through its retail branch system, and commercial and municipal relationships, and lending to both a retail and commercial customer base. A substantial amount of loans are collateralized by real estate, including construction projects. The Company also acquires triple-A credit rated securities and obligations of local municipalities to invest deposits in excess of loan production and borrows on a wholesale basis to leverage capital and manage interest rate risk. The Company operates through its 28 full service branches and its four loan centers in Rockland, Westchester, and Orange counties, and New York City in New York, and Stamford, Connecticut.

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

The Company’s core revenue, net interest income, has benefited during the three and nine months ended September 30, 2005 from the net interest margin increases as a result of the Federal Reserve increasing short-term interest rates. However, the Company’s balance sheet is in a relatively neutral asset/liability rate sensitive position at September 30, 2005. As a result, net interest income could be negatively affected and compression of the net interest margin may occur if the U.S. Treasury yield curve maintains a relatively flat position, continues to flatten further, or becomes inverted resulting in short-term interest rates at higher levels than medium- to long-term interest rates.

Also significant to the Company’s net income and earnings per common share is the ability to generate quality interest earning assets in the form of loans and securities at reasonable interest spreads to maintain or increase net interest income. As a result of the current interest rate environment and the flattening yield curve, intense competition for loans, and difficulty in obtaining acceptable yields and structures on security investments, while managing interest rate risk, increasing the Company’s interest earning assets is proving to be challenging. In addition, significant loan prepayments, particularly in construction and land development loans, and calls and accelerated principal payments on securities in the current low interest rate environment are also impacting the Company’s ability to increase interest earning assets.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s significant accounting policies are more fully described in Note 3 to the Company’s Consolidated Financial Statements for the year ended December 31, 2004, included in the Company’s 2004 Annual Report to Stockholders. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary.

The more critical policies given the Company’s current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses, reserve for unfunded loan commitments and standby letters of credit, and provision for credit losses, the classification of securities as either held to maturity or available for sale and evaluation of other than temporary impairment of securities, and the evaluation of valuation reserves for net deferred tax assets. These accounting policies are those that most frequently require management to make estimates and judgments and, therefore, are critical to understanding the Company’s results of operations. The Company’s critical accounting policies are described in greater detail under the heading “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2004 Annual Report to Stockholders. The Company’s practice on each of these accounting policies is further described in the applicable sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2004 Annual Report to Stockholders.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2005 AND
DECEMBER 31, 2004

At September 30, 2005, the Company had total assets of $2,983.8 million, an increase of $237.6 million from December 31, 2004. The securities portfolio, including investments in Federal Home Loan Bank of New York (“FHLB”) stock, totaled $1,155.5 million and $1,122.9 million at September 30, 2005 and December 31, 2004, respectively, an increase of $32.6 million during the nine months ended September 30, 2005. The securities portfolio consists of securities held to maturity at amortized cost of $721.8 million and $502.2 million, securities available for sale at estimated fair value totaling $404.4 million and $589.6 million, and FHLB stock of $29.3 million and $31.1 million at September 30, 2005 and December 31, 2004, respectively. Also contributing to the increase in total assets was the receipt of temporary seasonal municipal tax deposits during September 2005 of $171.0 million. These tax deposits were invested in federal funds sold at September 30, 2005, which primarily resulted in federal funds sold increasing $173.5 million to $190.5 million at September 30, 2005 from $17.0 million at December 31, 2004. The receipt of municipal deposits also contributed to the increase in cash and due from banks of $73.6 million to $121.9 million at September 30, 2005 from $48.3 million at December 30, 2004.

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

Generally, most securities may be used to collateralize borrowings and public deposits. As a result, the investment portfolio is an integral part of the Company’s funding strategy. The weighted average yield on a tax equivalent basis of the investment portfolio for the three and nine months ended September 30, 2005 was 5.38 percent and 5.22 percent, respectively. The weighted average life at September 30, 2005 and December 31, 2004 of the investment portfolio was 6.34 years and 4.21 years, respectively. The Company will continue to utilize the investment portfolio to invest excess cash flow and leverage capital, while managing interest rate risk.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the nine months ended September 30, 2005, U.S. government agency securities increased $108.1 million due primarily to purchases totaling $325.0 million, discount accretion of $0.2 million and $0.5 million of amortization of the loss on transfer of available for sale securities to held to maturity, partially offset by redemptions of $217.3 million of callable bonds and a decrease in the estimated fair value of available for sale securities of $0.3 million. U.S. government agency securities of $691.2 million as of September 30, 2005 consist of fixed rate securities with longer-term maturities and call options by the issuer to increase yield. Mortgage-backed securities decreased by $92.0 million primarily due to principal paydowns of $131.1 million and a decrease in the estimated fair value of available for sale securities of $1.9 million, partially offset by purchases of $40.9 million and discount accretion of $0.1 million. The Bank’s investment in obligations of states and political subdivisions, or municipal securities, increased by $18.3 million, primarily due to purchases of $28.2 million during the nine month period ended September 30, 2005, partially offset by maturities of $9.9 million. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. These obligations are principally of New York State political subdivisions and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

The Company invests in medium-term corporate debt securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase, and bank and other equity securities. The Company had outstanding balances in bank and other equity securities of $0.1 million and $0.2 million at September 30, 2005 and December 31, 2004, respectively.

Loans represent the largest and highest yielding earning asset of the Company. The Company continues to originate a significant portion of loans collateralized by real estate within the markets it primarily conducts business. Loan volume is dependent on the Bank’s ability to originate loans in the competitive markets in which it operates. Critical factors include the credit worthiness of borrowers, the economy of the Bank’s markets, and the level of interest rates. Also impacting net loan growth is the level of loan prepayments, which occur more frequently in the current interest rate environment, and intense competition for loans from other financial institutions. These factors contributed to the decrease in net loans outstanding during the first nine months of 2005.

At September 30, 2005, loans outstanding were $1,469.7 million, a net decrease of $38.4 million or 2.5 percent compared to December 31, 2004. The decrease in the outstanding loan balance reflects decreases of: $50.6 million in land acquisition and construction loans; $10.9 million in time unsecured loans; $0.6 million in time secured loans, $0.4 million in commercial installment loans, $0.3 million in personal installment loans, and $3.0 million in other loans. The decrease was partially offset by increases of $15.0 million in commercial mortgages, $10.6 million in residential mortgages, $1.6 million in home equity loans, and $0.2 million in credit cards. The Company had approximately $354.9 million in formal credit lines outstanding, $122.6 million in loan commitments outstanding, which are loans primarily collateralized by real estate, and $45.8 million of standby letters of credit outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increases in deposits and borrowings, loan repayments and maturing securities.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's allowance for loan losses decreased $63,000 to $15,163,000 at September 30, 2005, from $15,226,000 at December 31, 2004. The decrease in the allowance for loan losses (the “allowance”) was due to a reclassification of $455,000 to the reserve for unfunded loan commitments and standby letters of credit (the “reserve”) and a decline in the loan portfolio, partially offset by an increase in classified loans. The allowance represents 1.03 percent and 1.01 percent of gross loans outstanding at September 30, 2005 and December 31, 2004, respectively. The allowance and reserve reflect a provision of $571,000 and net charge-offs of $61,000 recorded for the nine months ended September 30, 2005. The reserve of $1,116,000 at September 30, 2005 and $542,000 at December 31, 2004 is included in other liabilities. At September 30, 2005, there are loans of $8.8 million, which are not on nonaccrual status, that are potential problem loans, which may result in the loans being placed on nonaccrual status in the future. The loans aggregating $7.3 million are related to one customer relationship and are well collateralized by real estate and supported by personal guarantees.

As with any financial institution, poor economic conditions and high inflation, interest rates or unemployment may lead to increased losses in the loan portfolio. Conversely, improvements in economic conditions tend to reduce the amounts charged against the allowance. Management has established various controls, in addition to Board approved underwriting standards, in order to limit future losses, such as (1) a “watch list” of possible problem and classified loans, (2) various loan policies concerning loan administration (loan file documentation, disclosures, approvals, etc.), and (3) a loan review staff employed by the Company to determine compliance with established controls, and to review the quality and identify anticipated collectibility issues of the portfolio. Management determines which loans are uncollectible and makes additional provisions, as necessary, to state the allowance and the reserve at the appropriate levels.

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

The provisions for credit losses established for the nine months ended September 30, 2005 and 2004, and the related allowance and reserve reflect net charge-offs incurred and risks with respect to real estate, time and demand, installment, credit card, and other loans, as well as the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. Management believes the allowance and the reserve at September 30, 2005 appropriately reflect the risk elements inherent in the total credit portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance or the reserve in response to changing economic conditions or regulatory examinations.

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

Total deposits increased $218.6 million, or 11.8 percent, for the nine months ended September 30, 2005 to $2,076.8 million from $1,858.2 million at December 31, 2004. The total deposit increase resulted from net increases in retail and commercial deposits of $21.3 million, and municipal deposits of $197.5 million, partially offset by a decrease in brokered deposits of $0.2 million.

For the nine months ended September 30, 2005, municipal deposits increased $197.5 million, as a result of the receipt of temporary seasonal tax deposits and higher deposit levels from existing and new municipal customers through efforts to expand municipal relationships. The increase in municipal deposits was attributable to increases in demand, NOW, and savings deposits of $88.9 million, $121.3 million, and $0.4 million, respectively. The increases were partially offset by decreases in municipal money market and time deposits of $10.6 million and $2.5 million, respectively, due to increased competition for these deposits.

The increase in retail and commercial deposits at September 30, 2005 was due to increases in savings, demand, and time deposits of $34.3 million, $35.4 million, and $2.2 million, respectively, as compared to December 31, 2004. The increases in savings and time deposits were due to attracting customers with high yielding, competitive products. The increase in the deposits includes an increase in time deposits over $100,000 of $12.9 million and IRA and KEOGH deposits of $1.0 million. The increase in retail and commercial time deposits was partially offset by a decrease of $11.7 million in time deposits under $100,000. Demand deposit increases were the result of increasing business relationships with commercial loan customers, combined with cross-selling transactional accounts to retail customers. The increase was partially offset by decreases in money market and NOW deposits of $44.1 million and $6.5 million, respectively, as compared to December 31, 2004. The decreases in money market and NOW deposits were due to customers moving deposits to more competitive products to better react to a rising short-term interest rate environment and increasing competition for such accounts.

The temporary seasonal municipal tax deposits were invested in federal funds sold at September 30, 2005. Due to the flat yield curve in the current interest rate environment and continued rise of short-term interest rates, federal funds sold provided an attractive net interest spread on the temporary municipal tax deposits. Municipal deposits are also used to provide funding for the securities portfolio (including investment in FHLB stock), which increased $32.6 million during the nine months ended September 30, 2005. As the amounts of municipal deposits change and the investment portfolio increases or decreases, the Bank will manage its funding with short-term borrowings. Short-term borrowings provide management with the ability to react to changes in levels of earning assets. As of September 30, 2005, the Bank did not have any FHLB short-term borrowings primarily as a result of high levels of municipal deposits. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stockholders' equity increased to $200.0 million at September 30, 2005 from the December 31, 2004 balance of $182.0 million, an increase of 9.9 percent. The increase primarily resulted from: $24.6 million of net income for the nine month period ended September 30, 2005; $10.4 million of stock options exercised; and $0.1 million of shares committed to be released under benefit plans; partially offset by treasury stock purchases of $7.3 million; cash dividends paid of $8.8 million; and an increase in other comprehensive loss of $1.1 million.

The Company's leverage ratio at September 30, 2005 was 9.15 percent, compared to 8.15 percent at December 31, 2004. The Company's Tier I and total capital ratios under applicable risk-based capital guidelines were 15.49 percent and 16.46 percent at September 30, 2005, and 14.15 percent and 15.07 percent at December 31, 2004, respectively. In addition, the Bank exceeded all current regulatory capital requirements and was in the “well-capitalized” category at September 30, 2005 and December 31, 2004. The increase in the Company’s capital ratios are due primarily to the increase in stockholders’ equity, excluding accumulated other comprehensive loss, for the nine months ended September 30, 2005.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Earnings

Net income for the three months ended September 30, 2005 was $8.4 million compared to $7.5 million for the three months ended September 30, 2004, an increase of 12.1 percent. Diluted earnings per common share were $0.37 for the three months ended September 30, 2005, compared to $0.34 per common share in the prior year period, an increase of 8.8 percent. The Company’s net income for the three months ended September 30, 2005 resulted in a 17.05 percent return on average common stockholders’ equity and a 1.18 percent return on average total assets, as compared to 17.47 percent and 1.02 percent, respectively, for the three months ended September 30, 2004.

For the nine months ended September 30, 2005, net income was $24.6 million compared to $21.9 million for the nine months ended September 30, 2004, an increase of 12.4 percent. Diluted earnings per common share were $1.10 for the nine months ended September 30, 2005 compared to $0.98 in the prior year period, an increase of 12.2 percent. The Company’s net income for the nine months ended September 30, 2005 resulted in a 17.21 percent return on average common stockholders’ equity and a 1.17 percent return on average total assets, as compared to 17.00 percent and 1.00 percent, respectively, for the 2004 period.

The increases in the 2005 third quarter and nine months ended September 30, 2005 net income and diluted earnings per common share compared to the 2004 periods are due to increases in net interest income and gains on sales of loans, combined with a reduction in the provision for credit losses and the effective rate for the provision for income taxes. The increase in net income for both 2005 periods was partially offset by a decrease in non-interest income, along with an increase in non-interest expenses, as compared to the prior year periods. Also affecting net income for the nine months ended September 30, 2005 was the absence of gains on securities transactions, while $105.5 million of available for sale mortgage-backed securities were sold during the nine months ended September 30, 2004, resulting in gains of $1.1 million ($0.6 million after income tax and incentive compensation effect).

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income is positively impacted by a combination of increases in earning assets over interest bearing liabilities, and an increase in the net interest spread between earning assets and interest bearing liabilities, as well as an increase in the volume of interest earning assets. Net interest income is adversely impacted by a combination of decreases in earning assets over interest bearing liabilities, a decrease in the net interest spread between earning assets and interest bearing liabilities, and a decrease in the volume of interest earning assets. For the three and nine months ended September 30, 2005, net interest income increased 5.7 percent to $23.8 million and 9.4 percent to $70.7 million, compared to $22.5 million and $64.6 million for the three and nine months ended September 30, 2004, respectively.

The increase in net interest income for both the three and nine months ended September 30, 2005 resulted primarily from increases in the net interest spread and margin on a tax equivalent basis. The net interest spread and margin on a tax equivalent basis for the three months ended September 30, 2005 increased to 3.53 percent and 3.62 percent, compared to 3.27 percent and 3.33 percent for the 2004 periods, respectively. For the nine months ended September 30, 2005, the net interest spread and margin on a tax equivalent basis increased to 3.50 percent and 3.61 percent, compared to 3.10 percent and 3.17 percent for the prior year periods, respectively. The increases in the net interest margin and spread on a tax equivalent basis were primarily due to a 200 basis point increase in short-term interest rates by the Federal Reserve Bank from September 30, 2004 to September 30, 2005. The short-term interest rate increases resulted in an increase in the yields on the Company’s floating rate assets tied to the prime rate and LIBOR. This increase in yields on earning assets was greater than the increase in the yield on interest bearing liabilities as a result of the asset sensitivity of the balance sheet during the nine months ended September 30, 2005. As of September 30, 2005, the Company’s balance sheet is in a relatively neutral asset/liability rate sensitive position. As a result, compression of the net interest margin and spread may occur if the U.S. Treasury yield curve maintains a relatively flat position, continues to flatten further, or becomes inverted, which could negatively affect net interest income.

For the three months ended September 30, 2005, tax equivalent yields on interest earning assets increased to 6.07 percent from 5.37 percent, and yields on interest bearing liabilities increased to 2.94 percent from 2.39 percent, as compared to the 2004 prior year period, respectively. The increase in tax equivalent yields on interest earning assets for the three months ended September 30, 2005 was due to increases in yields on average securities to 5.38 percent from 4.70 percent, yields on average federal funds sold to 3.42 percent from 1.38 percent, and yields on average net loans to 6.74 percent from 5.99 percent, as compared to the 2004 prior year period, respectively. For the three months ended September 30, 2005, the increase in yields on interest bearing liabilities was due to increases in yields on borrowings to 4.38 percent from 3.87 percent and yields on deposits to 1.80 percent from 1.25 percent, as compared to the 2004 prior year period, respectively.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in the net interest income for the three months ended September 30, 2005 was partially offset by a decrease in average earning assets of $69.4 million, 2.5 percent, to $2,699.0 million from $2,768.4 million for the 2004 prior year period. The decrease was due to a $124.8 million, 9.9 percent, decrease in average investment securities, primarily as a result of proceeds received from calls of U.S. government agency securities that were not immediately reinvested because of tighter spreads offered on such securities, as well as a decrease in net average loans of $2.1 million. The decrease in average earning assets was partially offset by an increase in average federal funds sold of $57.5 million.

Average interest bearing liabilities also decreased $118.5 million, 5.0 percent, for the three months ended September 30, 2005, as compared to the 2004 prior year period. The decrease in average interest bearing liabilities was in part due to less funds needed as a result of the decline in earning assets. The decrease in average interest bearing liabilities was primarily due to a decrease in average borrowings of $143.3 million, 19.2 percent, for the three months ended September 30, 2005, as compared to the 2004 prior year period. The decrease in average interest bearing liabilities was partially offset by an increase in average interest bearing deposits of $24.8 million, 1.6 percent, for the three months ended September 30, 2005, as compared to the 2004 prior year period. Average demand deposits increased $21.5 million, 6.5 percent, for the three months ended September 30, 2005, as compared to the prior year period. The increase in average demand deposits also contributed to the increase in the net interest margin and spread on a tax equivalent basis.

For the nine months ended September 30, 2005, tax equivalent yields on interest earning assets increased to 5.92 percent from 5.18 percent, and yields on interest bearing liabilities increased to 2.79 percent from 2.36 percent, as compared to the 2004 prior year period, respectively. The increase in tax equivalent yields on interest earning assets for the nine months ended September 30, 2005 was due to increases in yields on average securities to 5.22 percent from 4.39 percent, yields on average federal funds sold to 3.00 percent from 1.08 percent, and yields on average net loans to 6.52 percent from 5.95 percent, as compared to the 2004 prior year period, respectively. For the nine months ended September 30, 2005, the increase in yields on interest bearing liabilities was due to increases in yields on borrowings to 4.36 percent from 3.68 percent and yields on deposits to 1.62 percent from 1.27 percent, as compared to the 2004 prior year period, respectively.

The increase in the net interest income for the nine months ended September 30, 2005 was partially offset by a decrease in average earning assets of $113.7 million, 4.1 percent, to $2,675.7 million from $2,789.4 million for the 2004 prior year period. The decrease was due to a $163.1 million, 12.7 percent, decrease in average investment securities as a result of the strategy similar to the 2005 third quarter period of not immediately reinvesting proceeds received from calls of U.S. government agency securities because of tighter spreads offered on such securities. The decrease was partially offset by increases in average net loans of $23.1 million, 1.6 percent, and average federal funds sold of $26.3 million, 91.1 percent.

Average interest bearing liabilities also decreased $168.9 million, 7.1 percent, for the nine months ended September 30, 2005, as compared to the 2004 prior year period. The decrease in average interest bearing liabilities was in part due to less funds needed as a result of the decline in earning assets. The decrease in average interest bearing liabilities was primarily due to decreases in average borrowings of $168.1 million, 21.6 percent, and average interest bearing deposits of $4.0 million, 0.3 percent, for the nine months ended September 30, 2005, as compared to the 2004 year period. Average demand deposits increased $25.2 million, 8.0 percent, for the nine months ended September 30, 2005, as compared to the prior year period. The increase in average demand deposits also contributed to the increase in the net interest margin and spread on a tax equivalent basis.

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

Provision for Credit Losses

The provision for credit losses declined slightly to $95,000 for the 2005 third quarter, as compared to $110,000 for the prior year period, and decreased to $0.6 million for the nine months ended September 30, 2005 compared to $0.7 million for the nine months ended September 30, 2004. The 2005 nine-month decrease was due to a lower level of loan growth in the 2005 period primarily as a result of prepayments on commercial loans. The ratio of non-performing assets to total assets at September 30, 2005 was 0.33 percent compared to 0.14 percent at September 30, 2004. During the three and nine months ended September 30, 2005, net charge-offs totaled $68,000 and $61,000 as compared to net charge-offs of $130,000 and $265,000, respectively, for the prior year period.

Nonaccrual loans were $9.9 million and $4.3 million at September 30, 2005 and 2004, respectively, compared to $1.6 million at December 31, 2004. Total nonaccrual loans at September 30, 2005 primarily consisted of two customer relationships of $4.7 million and $4.3 million. The loans related to one customer relationship aggregating $4.7 million have been placed on nonaccrual status as a result of alleged fraudulent activity by the borrower related to the real estate collateral of the loans. The Bank is pursuing collection of the principal from a title insurance company, which insured the Bank’s first mortgage positions. The loans related to another customer relationship aggregating $4.3 million involve a collateralized real estate construction project that has experienced unexpected delays in completing the construction. The loans are also supported by personal guarantees. Total nonaccrual loans at September 30, 2004 primarily consisted of a real estate construction loan of $3.6 million that was reduced to $1.0 million at December 31, 2004 as a result of charge-offs and principal paydowns. As of February 3, 2005, all 83 condominium units in the project that secured the loan have been sold and the remaining loan balance has been paid in full.

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

Net income is adversely impacted by the level of non-performing assets caused by the deterioration of borrowers’ ability to meet scheduled interest and principal payments. In addition to foregone revenue, the Company must increase the level of provisions for credit losses, incur collection costs, and other costs associated with the management and disposition of foreclosed properties. A substantial portion (88.6 percent at September 30, 2005) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Interest Income

Non-interest income increased for the three months ended September 30, 2005 to $2.2 million from $2.0 million, and decreased for the nine months ended September 30, 2005 to $5.9 million from $7.0 million for the prior year periods. The increase for the three months ended September 30, 2005 as compared to 2004 prior year period was primarily due to gains on sales of loans of $0.3 million, as a result of $7.2 million of residential mortgages sold to Freddie Mac, and fee income on investment product sales and commission-based products of $0.1 million, partially offset by decreases in loan prepayment fees of $0.2 million and service charges on deposit accounts of $0.1 million. The decrease in non-interest income for the nine months ended September 30, 2005, as compared to the 2004 prior year period, was primarily due to gains on securities transactions of $1.2 million during the nine months ended September 30, 2004 as a result of $105.5 million of available for sale mortgage backed securities sold, while no securities gains were realized during the 2005 period. Also contributing to the 2005 nine month decline were decreases in service charges on deposit accounts of $0.5 million and loan prepayment fees of $0.3 million as compared to the 2004 prior year period. These decreases for the nine month 2005 period were partially offset by gains on sales of loans of $0.3 million and increases in fee income on investment product sales and commission based products of $0.2 million and deferred compensation income of $0.2 million.

Non-Interest Expenses

Non-interest expenses increased $0.4 million, 2.7 percent, to $13.4 million and $1.9 million, 4.9 percent, to $39.7 million, respectively, for the three and nine months ended September 30, 2005 from the comparable periods in 2004. For the three months ended September 30, 2005, the primary reasons for the increase involved higher levels of salaries and benefits and advertising and business development expense, partially offset by decreases in professional fees, occupancy expenses, communications expense, and stationery and printing expense. The primary reason for the increase for the nine months ended September 30, 2005 was higher levels of salaries and benefits, partially offset by decreases in occupancy expenses, advertising and business development expense, communications expense, and stationery and printing expense.

Salaries and employee benefits, the largest component of non-interest expense, increased by $0.7 million, 9.6 percent, and $2.3 million, 10.2 percent, respectively, during the three and nine months ended September 30, 2005 compared to the 2004 periods. Salaries and employee benefits increased in both the three and nine month periods due to higher expenses related to salaries expense for merit increases, deferred compensation plans, expenses related to bonus plan compensation, and for the nine month period, medical plan expenses. Increases in salaries and employee benefits expense were partially offset by an increase in the allocation of a portion of salary and benefit expense to deferred loan origination expense, and for the three month period, a decrease in medical plan expenses.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in the other components of non-interest expense for the three and nine months ended September 30, 2005, compared to the 2004 periods, were primarily due to the following:

°	Decrease of $128,000 (6.2 percent) and $80,000 (1.4 percent) in occupancy and equipment expense. The decrease for both periods primarily reflects a reevaluation of maintenance contracts, a decrease in rent expense as a result of closing a White Plains branch during the 2005 first quarter, and also for the three months, a decrease in depreciation expense due to fixed assets being fully depreciated during the second half of 2005.

°	Increase of $184,000 (29.7 percent) and decrease of $125,000 (6.0 percent) in advertising and business development expense. The increase for the three month period was due to television, print, and radio advertising, as well as an increase in expenses related to promotional events. The decrease for the nine months reflects a decrease in promotional and business development events.

°	Decrease of $287,000 (32.8 percent) and $13,000 (0.7 percent) in professional fees. The decrease for both periods is primarily due to lower legal fees related to a non-performing real estate construction loan. The decrease for the nine months ended September 30, 2005 was partially offset by higher audit costs.

°	Decrease of $122,000 (28.8 percent) and $134,000 (12.1 percent) in communications expense. The decrease for both periods was primarily due to a decrease in data communication expense.

°	Decrease of $38,000 (25.7 percent) and $109,000 (20.5 percent) in stationery and printing. The decrease for both periods was primarily due to a lower amount of office related equipment and supplies purchased in 2005.

Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2005 was 32.4 percent and 32.1 percent, respectively, compared to 33.8 percent and 33.9 percent for the 2004 periods, respectively. The effective income tax rate for both the 2005 and 2004 periods reflects nontaxable income from municipal bonds, lower state income taxes, and in 2005 the satisfactory completion of Federal and State tax examinations for prior income tax years. As a result of a reduction in taxable income for New York State tax purposes, the Company has established a valuation allowance at September 30, 2005, December 31, 2004, and September 30, 2004 in the amount of $3.0 million, $2.6 million, and $2.3 million, respectively. The valuation allowance reduces the New York State net deferred tax asset to the amount management believes will more likely than not be realized. As of September 30, 2005, the New York State deferred tax asset, net of state deferred tax liabilities, is fully reserved by the valuation allowance.

U.S.B. HOLDING CO., INC.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates, foreign currency exchange rates, and commodity prices. Quantitative and qualitative disclosures about market risk at December 31, 2004 were reported in the Company’s 2004 Annual Report to Stockholders. There have been no material changes in the Company’s market risk exposures at September 30, 2005 compared to December 31, 2004. Interest rate risk continues to be the Company’s primary market risk exposure since substantially all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into or acquired for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps and has not been party to any derivative financial instruments during the nine months ended September 30, 2005.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a “Static Gap” evaluation and a simulation analysis of the impact of changes in interest rates on the Company’s net interest income and cash flow. There have been no changes in the Company’s policy limit of acceptable variances to net interest income at September 30, 2005 as compared to December 31, 2004. The Company’s “Static Gap” at September 30, 2005 was a positive cumulative gap of $2.4 million in the one-year time frame compared to a positive cumulative gap of $181.2 million at December 31, 2004. If interest rates were to gradually increase 200 basis points or decrease 100 basis points (200 basis points during periods of higher interest rates) from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company’s policy limit of not changing by more than 5.0 percent.

U.S.B. HOLDING CO., INC.
ITEM 4.	CONTROLS AND PROCEDURES

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of September 30, 2005. The Chief Executive Officer and Chief Financial Officer have each concluded, based on their review, that as of September 30, 2005, the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs[1]
July 1 to July 31	―	―	N/A	244,860
August 1 to August 31	―	―	N/A	244,860
September 1 to September 30	―	―	N/A	244,860
Total	―	―	―	244,860

1 The Company authorized a common stock repurchase plan of up to 315,000 shares on March 23, 2005 to expire on December 31, 2005. All common shares have been adjusted to reflect a five percent common stock dividend distributed on September 23, 2005.

The Company’s ability to pay cash dividends on its common stock is dependent upon the receipt of cash dividends from the Bank. At September 30, 2005, the Bank could pay dividends of $60.8 million to the Company without having to obtain prior regulatory approval. See Note 11 to the notes to condensed consolidated financial statements for the nine months ended September 30, 2005.

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

ITEM 6.	EXHIBITS (cont'd)

(4) (i)	Amended and Restated Declaration of Trust of USB Statutory Trust III, (incorporated herein by reference to Registrant’s 2002 Second Quarter 10-Q, Exhibit (4)(i)).

(4) (j)	Registrant’s Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference to Registrant’s Form S-3 Registration Statement filed December 14, 1993 (file No. 33-72788)).

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

(10) (e)	Registrant’s Director Stock Option Plan (incorporated herein by reference to Registrant’s 1996 10-K, Exhibit (10)(f)).

(10) (f)	Registrant’s 1998 Director Stock Option Plan (incorporated herein by reference to Registrant’s Form S-8 Registration Statement, filed June 5, 1998 (File No. 333-56169), Exhibit (99.1)).

ITEM 6.	EXHIBITS (cont'd)

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

(10) (r)	Registrant’s 2005 Director Stock Option Plan (incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement filed April 28, 2005).

ITEM 6.	EXHIBITS (cont'd)

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

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2005.

U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales	/s/ Steven T. Sabatini

Thomas E. Hales Chairman of the Board, Chief Executive Officer, and Director	Steven T. Sabatini Senior Executive Vice President, Chief Financial Officer, and Assistant Secretary (Principal Financial and Accounting Officer)