Form 10-K
period 2005-12-31
USB HOLDING CO INC
filed 2006-03-15
CIK 707805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File number 1-12811

U.S.B. HOLDING CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3197969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Dutch Hill Rd., Orangeburg, New York	10962
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (845) 365-4600

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each Class	which registered
Common Stock ($0.01 par value)	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

Title of Class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes:  ☐ No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes:  ☐ No: ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer  ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes:  ☐ No: ☒

Class	Outstanding at February 28, 2006
Common Stock	21,729,232 shares
($0.01 par value)

The aggregate market value of the voting stock held by nonaffiliates of the registrant on June 30, 2005 was approximately $260.2 million, computed by reference to the closing price on the New York Stock Exchange composite tape of $23.40 per share of Common Stock on June 30, 2005.

Documents incorporated by reference:

Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2005 are incorporated by reference in Part II of this report.

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, are incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

U.S.B. Holding Co., Inc. (the “Company”), a Delaware corporation incorporated in 1982, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, which provides financial services through its wholly-owned subsidiaries. The Company and its subsidiaries derive substantially all of their revenue and income from providing banking and related financial services, primarily to customers in Rockland and Westchester Counties, New York City and Long Island, New York, and Southern Connecticut, as well as Orange, Putnam, and Dutchess Counties, New York, and the surrounding area (the “Metropolitan area”). The Company is a separate and distinct legal entity from its subsidiaries.

Union State Bank (the “Bank”), the Company’s commercial banking subsidiary, is a New York chartered commercial bank established in 1969. The Bank offers a wide range of banking services to individuals, municipalities, corporations, and small and medium-size businesses through its 26 retail branches in Rockland and Westchester Counties (as of January 23, 2006), and one branch each in Stamford, Connecticut, Manhattan, New York City, and Goshen (Orange County), New York. The Bank also has loan production offices located in Rockland County, Westchester County and Orange County, New York, and Stamford, Connecticut. The Bank’s corporate offices are located in Rockland County. The Bank’s products and services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial, personal, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities, and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs), debit cards, lock-box services, and Internet banking. The deposits of the Bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act of 1950, as amended.

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

USB Delaware Inc. is a Delaware passive investment company established by the Bank. USB Delaware Inc. was established for the purpose of managing the Bank’s investment in TPNZ Preferred Funding Corporation (“TPNZ”).

TPNZ is a majority-owned subsidiary of USB Delaware Inc. TPNZ was formed in 1998 to manage certain mortgage-backed securities and mortgage loans, substantially all of which were previously owned by the Bank and TPNZ’s former parent company, Tarrytowns Bank, FSB (“Tarrytowns”). TPNZ qualifies as a Real Estate Investment Trust for income tax purposes.

In February 1997, the Company established Union State Capital Trust I, which is a Delaware business trust, in July 2001 and June 2002, established Union State Statutory Trust II and USB Statutory Trust III, respectively, which are Connecticut business trusts, and in March 2004, established Union State Statutory Trust IV, a Delaware business trust, (collectively the “Trusts”). The Trusts were established solely for the purpose of issuing Capital Securities and purchasing subordinated debt from the Company with the proceeds. Refer to Note 10 to the Consolidated Financial Statements for further detail.

The Company also has a nonbank subsidiary, Ad Con, Inc., which is currently inactive.

The Company fully utilizes its website, www.unionstate.com, to advertise the Bank’s products, list information about its locations, and make available, free of charge, its Securities Exchange Act filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such filings are also available on the SEC’s website at www.sec.gov.

Employees

As of December 31, 2005, the Company employed a total of 377 full-time and 39 part-time employees. The Company and its subsidiaries provide a variety of benefit plans, including incentive bonus, group life, health, and stock ownership plans. Management considers its employee relations to be satisfactory.

Competition

The Bank’s headquarters and fourteen of its branch offices are currently located in Rockland County, New York. Twelve of the Bank’s branch offices (as of January 23, 2006) are located in Westchester County, New York. The Bank also has a branch location in Stamford, Connecticut, Manhattan, New York City, and Goshen (Orange County), New York, as well as offices that close loans and disburse funds in Tarrytown, New York, Goshen (Orange County), New York, and Stamford, Connecticut. The Company’s current deposits constitute a market share that is approximately 16.6 percent and 2.2 percent of Rockland and Westchester Counties’ deposits, respectively.

The Bank is the largest bank headquartered in the Hudson Valley and has been successful in its penetration of New York markets in Rockland and Westchester Counties and more recently, the Stamford, Connecticut, and Orange County, New York, markets. The Bank believes it is able to attract and retain customers because of its knowledge of local markets, competitive products, and the ability of professional staff to provide a high degree of service to customers. Within its market area, the Bank encounters competition from many other financial institutions offering comparable products. These competitors include other commercial banks (both locally based independent banks and major New York City commercial banks) and savings banks, as well as mortgage bankers, savings and loan associations, and credit unions. In addition, the Bank experiences competition in marketing some of its services from the local operations of insurance companies, brokerage firms, and other financial institutions.

The Company expects to continue to expand by opening new retail branches, enhancing Internet and telephonic delivery channels, and expanding loan originations in its market area. Acquisitions of other smaller financial institutions and branches will be considered to supplement growth in the Company’s present and contiguous markets. Acquisitions of other nonbank financial institutions will also be considered to expand the Company’s product offerings.

Supervision and Regulation

The references under this heading to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules, and regulations.

The Company, as a “bank holding company” under the Bank Holding Company Act of 1956 (the “BHC Act”), is regulated and examined by the Board of Governors of the Federal Reserve System (the “FRB”) and is required to file with the FRB an annual report and other information. The BHC Act restricts the business activities and acquisitions that may be engaged in by the Company. The FRB may make examinations of the Company and has the authority (which it has not exercised) to regulate provisions of certain bank holding company debt. The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank that is not already majority-owned. Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. A national or state bank may also establish a de novo branch out of state if such branching is expressly permitted by the other state.

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

Historically, the BHC Act has restricted the business activities and acquisitions that may be engaged in or made by the Company. The enactment of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), which became effective on March 11, 2000, permits bank holding companies to elect to be treated as “financial holding companies.” If the Company should elect to become a financial holding company, the business activities and acquisitions or investments that may be engaged in will be significantly expanded. A financial holding company is authorized to engage in any activity that is financial in nature or incidental to an activity that is financial in nature or is a complementary activity. These activities include insurance, securities transactions, and traditional banking related activities.

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

There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary Bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2005, the Bank could declare additional dividends of $66.9 million to the Company without prior regulatory approval.

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

The Bank is organized under the Banking Law of the State of New York. Its operations are subject to Federal and state laws applicable to commercial banks and to extensive regulation, supervision and examination by the Superintendent of Banks and the Banking Board of the State of New York, as well as by the Federal Deposit Insurance Corporation (“FDIC”), as its primary Federal regulator and insurer of deposits. The New York Superintendent of Banks and the FDIC periodically examine the affairs of the Bank for the purpose of determining its financial condition and compliance with laws and regulations.

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

The Company is subject to risk-based capital and leverage guidelines issued by the FRB. The Bank, whose deposits are insured by the FDIC, is subject to similar guidelines. These guidelines are utilized to evaluate capital adequacy. The regulatory agencies are required by law to take specific prompt corrective actions with respect to banks that do not meet minimum capital standards. As of December 31, 2005, the Bank was classified as “well capitalized” for regulatory purposes. See “Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 12 to the Consolidated Financial Statements.

Federal laws and regulations also limit, with certain exceptions, the ability of banks to engage in activities or make equity investments that are not permissible for national banks. The Company does not expect such provisions to have a material adverse effect on the Bank or the Company.

Sarbanes-Oxley Act of 2002

On July 29, 2002, Congress passed the Sarbanes-Oxley Act of 2002 (the “Act”), which provides for extensive new regulations regarding corporate governance, auditor independence and oversight, and other related matters. Among other things, the Act required: the establishment of a Public Company Accounting Oversight Board to monitor the audit profession with respect to audits of public companies; establishment of audit independence standards; establishment of corporate responsibility standards that include rules and regulations with respect to audit committees and corporate responsibility for financial reports; disclosures and assessment of internal controls; and increases in corporate and criminal fraud accountability that sets forth white collar crime penalty enhancements. The Act also requires the Company to name and disclose the Company’s Audit Committee financial expert or explain why no such Audit Committee financial expert has been named.

In conjunction with the Act’s requirements, the SEC and New York Stock Exchange (“NYSE”) have issued numerous rules and regulations, which have various implementation dates. The Company has complied with all such rules and regulations to date and will continue to comply with all rules and regulations as they become effective.

Government Monetary Policies and Economic Controls

The earnings and growth of the banking industry, the Company, and the Bank are affected by general economic conditions, as well as by the policies of monetary authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to maintain economic growth and curb inflationary pressures. Its policies are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.

In view of changing conditions in the national economy and the financial markets, as well as the effect of actions by monetary and fiscal authorities, including the FRB, no prediction can be made by the Company as to possible future changes in interest rates, deposit levels, loan demand, investments, or their effect on the business and earnings of the Company and the Bank.

ITEM 1A. RISK FACTORS

Strong competition within the Company’s market areas may limit its growth and profitability.

Competition in the banking and financial services industry is intense. In the Company’s market area, the Company competes with commercial banks, savings institutions, mortgage firms, credit unions, and insurance companies operating locally and elsewhere. Many of these competitors (including money center, national and regional institutions) have substantially greater resources and higher lending limits than the Company does and may offer certain services that the Company does not or cannot provide. The Company’s profitability depends upon its continued ability to successfully compete in its market area.

Changes in interest rates may reduce the Company’s net income.

The Company’s net income depends largely on the relationship between the yield on interest earning assets, primarily commercial loans and securities, and the cost of deposits and borrowings. This relationship, known as the net interest rate spread, is subject to fluctuations and is affected by economic and competitive factors that influence market interest rates, the volume and mix of interest earning assets and interest bearing liabilities, and the level of non-performing assets. Fluctuations in market interest rates affect customer demand for the Company’s products and services. The Company is subject to interest rate risk to the degree that interest bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than interest-earning assets.

In addition, the actual amount of time before loans and securities are repaid can be significantly impacted by changes in prepayment rates and market interest rates. Prepayment rates will vary due to a number of factors, including the regional economy in the areas where the underlying loans were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related refinancing opportunities and competition. Securities are also subject to calls that are due to changes in market interest rates. If this were to occur and should the Company decide to reinvest the proceeds at a potentially lower rate, this may negatively impact the Company’s net interest income.

Also, many of the Company’s borrowings contain features that would allow them to be called prior to contractual maturity in periods of rising interest rates. If this were to occur, the Company would either renew the borrowings at a potentially higher rate of interest, which may negatively impact the Company’s net interest income, or repay such borrowings. If the Company sells securities to fund the repayment of such borrowings, the securities sold could result in a loss. Changes in interest rates may also affect the value of the underlying collateral to the borrowing. This may result in additional collateral needed for the borrowings. The effects of interest rate changes on the Company’s net interest income is further described on page 55 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The geographic concentration of the Company’s loan portfolio and lending activities may increase its credit risk.

The Company’s business depends significantly on general economic conditions in the New York Metropolitan area. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the New York Metropolitan area. The local economic conditions in the New York Metropolitan area have a significant impact on its loans, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of its banking operations. Additionally, because the Company has a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans, which could have an adverse effect on the Company’s net income.

The Company’s continued emphasis on real estate lending could adversely affect the Company’s net income.

Originating loans secured by residential real estate is the Company’s primary business. The Company’s financial results may be adversely affected by changes in prevailing economic conditions, primarily in the Metropolitan area. These economic conditions include decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal, state, and local governments, and other significant external events. As of December 31, 2005, approximately 88.9 percent of the Company’s loan portfolio was secured by real estate related properties located primarily in the New York Metropolitan market area. Decreases in real estate values could adversely affect the value of the properties pledged as collateral for the Company’s loans. Adverse changes in the economy may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans, which may have an adverse impact on net income.

If the Company’s allowance for loan losses is not sufficient to cover actual loan loss, net income may be adversely affected.

If the Company’s borrowers are not able to repay their loans according to the terms of their loans, and the collateral securing the payment of these loans is not sufficient to pay any remaining indebtedness, the Company may experience significant loan losses, which may have a material adverse effect on its net income. The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of its loans. In determining the amount of the allowance for loan losses, the Company relies on its loan quality reviews, experience, and evaluation of economic conditions, among other factors. If the Company’s assumptions and judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses to the loan portfolio, resulting in additional provisions for credit losses. Additional provisions for credit losses would decrease the Company’s net income.

In addition, bank regulators periodically review the Company’s loan portfolio, loan underwriting procedures, and the allowance for loan losses, which may require the Company to increase its provision for credit losses or otherwise recognize further loan charge-offs. Any increase in its allowance for loan losses or loan charge-offs, as required by these regulatory authorities, may have an adverse effect on the Company’s net income.

The Company operates in a highly regulated industry, which limits the manner and scope of the Company’s business activities.

The Company is subject to extensive supervision, regulation, and examination by the New York State Banking Department, its chartering authority, and by the FDIC, as the primary Federal regulator and insurer of deposits. As a result, the Company is limited in the manner in which it conducts its business, undertakes new investments and activities, and obtains financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and the Company’s depositors and not to benefit the Company’s stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets, and the establishment of adequate loan loss reserves. In addition, the Company must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions that fail to comply with these laws.

Changes in laws, government regulation, and monetary policy may have a material effect on the Company’s results of operations.

Financial institution regulation has been the subject of significant legislation and may be the subject of further significant legislation in the future, none of which is in the Company’s control. Significant new laws or changes in, or repeals of, existing laws, including with respect to Federal and state taxation, may cause the Company’s results of operations to differ materially. The cost of compliance may adversely affect the Company’s ability to operate profitability. Also, Federal monetary policy significantly affects credit conditions for the Company. These policies are implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings, and reserve requirements. A material change in any of these conditions may have a material impact on the Bank and, therefore, on the Company’s results of operations.

ITEM IB.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The main office of the Company and the Bank, including the Executive Offices, Finance, Commercial Loan, Residential Mortgage, Credit Administration, Legal, Compliance, Human Resources, Facilities/Security, Internal Audit, Operations Center, Customer Service Center, Transit and Data Processing Departments, and Marketing Departments, is located at its Corporate Headquarters building, which is owned by the Bank at 100 Dutch Hill Road, Orangeburg, New York. The Bank’s main branch and Consumer Loan, Pension, and Credit Card departments are located at 46 College Avenue, Nanuet, New York in premises that are leased by the Bank. The Bank also has loan production offices that may originate loans and disburse funds located at 660 White Plains Road in Tarrytown, New York, and 999 Bedford Street, Stamford, Connecticut, which premises are leased, and 50 North Church Street, Goshen, New York, which premises is owned.

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

The Bank also operates 12 retail banking branches in Westchester County, New York (as of January 23, 2006): 131 Central Avenue, Tarrytown; 75 North Broadway, Tarrytown; 299 Bedford Road, Bedford Hills; 3000 East Main Street, Cortlandt Manor; 28 Le Count Place, New Rochelle; 313 Main Street, Eastchester; 270 Martine Avenue, White Plains; 88 Croton Avenue, Ossining, which are owned, and leased locations at 76 Virginia Road, North White Plains; 1779 Central Park Avenue, Yonkers; 2500 Central Park Avenue, Yonkers; and 800 Westchester Avenue, Rye Brook, which opened on January 23, 2006. The Bank also operates retail banking branches at 11 East 22nd Street, New York, New York, and 999 Bedford Street, Stamford, Connecticut, both of which are leased, and 50 North Church Street, Goshen, New York, which is owned.

In the opinion of management, the premises, fixtures, and equipment used by the Company and the Bank are adequate and suitable for the conduct of their businesses. All the facilities are well maintained and provide adequate parking.

ITEM 3. LEGAL PROCEEDINGS

Various actions and proceedings are presently pending to which the Company is a party in the ordinary course of the Company’s business. Management, based on the advice of legal counsel, is of the opinion that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to purchases made by the Company of its common stock during the year ended December 31, 2005.

2005 Periods	Total Number Of Shares Purchased[2]	Average Price Paid Per Share[2]	Total Number of Shares Purchased As Part Of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under The Program1&2
January 1 to January 31	—	$—	N/A	315,000
February 1 to February 28	88,371	22.31	N/A	315,000
March 1 to March 31	36,873	21.19	11,865	303,135
April 1 to April 30	—	—	N/A	303,135
May 1 to May 31	73,831	19.79	58,275	244,860
June 1 to June 30	—	—	N/A	244,860
July 1 to July 31	—	—	N/A	244,860
August 1 to August 31	—	—	N/A	244,860
September 1 to September 30	—	—	N/A	244,860
October 1 to October 31	—	—	N/A	244,860
November 1 to November 30	90,972	21.13	90,972	153,888
December 1 to December 31	27,000	21.97	27,000	126,888
Total	317,047	$21.23	188,112	126,888

[1]
The Company announced a common stock repurchase plan of up to 315,000 shares (adjusted for the five percent common stock dividend distributed in September 2005) on March 23, 2005, which expired on December 31, 2005.

[2]	Share amounts and price paid per share are adjusted for the five percent common stock dividend distributed in September 2005.

Market Information and Holders

The Company’s common stock was held of record as of February 28, 2006 by 1,307 registered stockholders and is traded on the NYSE under the symbol “UBH.”

The high and low sales prices for the Company’s common stock, as reported by the NYSE, as adjusted for the 5 percent stock dividend distributed in September 2005, for each quarter of 2005 and 2004, are as follows:

	2005		2004
	High	Low	High	Low
First Quarter	$23.40	$20.90	$22.26	$17.52
Second Quarter	22.96	19.20	22.19	18.57
Third Quarter	23.81	21.17	24.08	17.78
Fourth Quarter	23.09	20.58	27.48	23.71
First Quarter 2006 through February 28, 2006	$23.10	$21.09

A summary of the Company’s equity compensation plans as of December 31, 2005 is included in Item 12.

Dividends

A stock dividend of 5 percent was declared by the Company for stockholders of record on August 17, 2005 and distributed on September 23, 2005. The weighted average common shares outstanding and per common share amounts are adjusted to reflect all common stock dividends.

The Board of Directors of the Company has adopted a policy of paying quarterly cash dividends to holders of its common stock. In 2005, quarterly cash dividends per share were paid as follows: $0.13 to stockholders of record on March 31 and June 30, and $0.14 to stockholders of record on September 30 and December 31. In 2004, quarterly cash dividends were paid as follows: $0.10 to stockholders of record on March 31 and June 30, and $0.12 to stockholders of record on September 30 and December 31.

The Company expects that regular quarterly dividends will continue in the future, depending upon the Company’s earnings, financial condition, and other factors. Any funds that the Company may require in the future to pay cash dividends, as well as various Company expenses, are expected to be obtained by the Company chiefly in the form of cash dividends from the Bank and secondarily from the issuance of stock under Director and Employee Stock Option Plans. The ability of the Company to declare and pay dividends in the future will depend not only upon its future earnings and financial condition, but also upon the future earnings and financial condition of the Bank and its nonbank subsidiaries and upon the ability of the Bank to transfer funds to the Company primarily in the form of cash dividends. The Company is a separate and distinct legal entity from its subsidiaries. The Company’s right to participate in any distribution of the assets or earnings of its subsidiaries is subject to prior claims of creditors of the subsidiaries.

Under New York Banking Law, a New York bank may declare and pay dividends not more often than quarterly, and no dividends may be declared, credited, or paid so long as there is any impairment of capital stock. In addition, except with the approval of the New York State Superintendent of Banks, the total of all dividends declared in any year may not exceed the sum of a bank’s net profits for that year and its undistributed net profits for the preceding two years, less any required transfers to surplus. A bank may be required to transfer to surplus up to 10 percent of its net profits in any accounting period if its combined capital stock, surplus, and undivided profit accounts do not equal 10 percent of its net deposit liabilities. At December 31, 2005, the Bank could pay dividends of $66.9 million to the Company without having to obtain prior regulatory approval.

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

The payment of dividends by the Company may also be limited by the FRB’s capital adequacy and dividend payment guidelines applicable to bank holding companies (see Item 1 - Business - Supervision and Regulation). Under these guidelines, the Company may not pay any dividends on shares of the Company’s common stock until such time as its debt to equity ratio (as defined, including long-term debt qualifying as capital) is below 30 percent.

On June 15, 2005, the Company’s Chief Executive Officer submitted his annual certification to the NYSE indicating that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from the table entitled “Selected Financial Data” in the Company’s 2005 Annual Report to Stockholders, page 52.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from the Company’s 2005 Annual Report to Stockholders, beginning on page 52.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from the Company’s 2005 Annual Report to Stockholders, beginning on page 71.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from the Company’s 2005 Annual Report to Stockholders, beginning on page 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the SEC. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of December 31, 2005. The principal executive officer and principal financial officer have each concluded, based on their review, that, as of December 31, 2005, the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a- 15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Management Report on Internal Control over Financial Reporting and the related report of the Company’s independent registered public accounting firm appear on pages 48 and 50, respectively, of the Company’s 2005 Annual Report to Stockholders and are incorporated herein by reference.

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

Included as exhibits to this Annual Report on Form 10-K are the Code of Conduct and Code of Ethics applicable to Financial Officers and the Chief Executive Officer. Copies of the Code of Conduct, Code of Ethics applicable to Financial Officers and the Chief Executive Officer, Corporate Governance Practices and Principles and charters of Board committees can be obtained upon request, free of charge, from the Company’s Corporate Headquarters and are also available on the Company’s website at www.unionstate.com.

Additional information required by Item 10 is incorporated by reference to the information in the Company’s definitive Proxy Statement for its 2006 Annual Stockholders’ Meeting that will be filed with the SEC not later than 120 days after December 31, 2005 (“2006 Proxy Statement”), under the headings “Item 1: Election of Directors,” “Audit Committee Independence,” and “Audit Committee Financial Expert.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in the Company’s 2006 Proxy Statement under the headings “Executive Compensation,” “Report of the Company’s Compensation Committee on Executive Compensation,” and “Item 1: Election of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to equity compensation plans as of December 31, 2005 is as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Director plans	652,893	$14.11	443,536
Employee plans	2,652,735	14.16	1,823,270
Equity compensation plans not approved by security holders	—	—	—
Total	3,305,628	$14.15	2,266,806

Additional information required by Item 12 is incorporated by reference to the information in the Company’s 2006 Proxy Statement under the headings “Ownership of Shares by Management” and “Principal Stockholders of the Company.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information in the Company’s 2006 Proxy Statement under the heading, “Certain Relationships and Transactions with Management.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the Company’s 2006 Proxy Statement under the heading “Principal Accounting Firm: Fees and Policies.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as a Part of this Report:

1. and 2. FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the Company and its subsidiaries are incorporated in Item 8 by reference to the Company’s 2005 Annual Report to Stockholders:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED STATEMENTS OF CONDITION, DECEMBER 31, 2005 AND 2004

CONSOLIDATED STATEMENTS OF INCOME,
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS, YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

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
(4) (g)
Indenture, dated June 26, 2002, between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as trustee, (incorporated herein by reference to Registrant’s 2002 Second Quarter 10-Q, Exhibit (4)(g)).

(4) (h)
Guarantee Agreement dated June 26, 2002, by and between Registrant and State Street Bank and Trust Company of Connecticut, National Association, as trustee for the holders of Capital Securities of USB Statutory Trust III, (incorporated herein by reference to Registrant’s 2002 Second Quarter 10-Q, Exhibit (4)(h)).

(4) (i)	Amended and Restated Declaration of Trust of USB Statutory Trust III, (incorporated herein by reference to Registrant’s 2002 Second Quarter 10-Q, Exhibit (4)(i)).
(4) (j)	Registrant’s Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference to Registrant’s Form S-3 Registration Statement filed December 14, 1993 (File No. 33-72788)).

Exhibit No.	Exhibit

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
(10) (g)
Registrant’s Key Employees’ Supplemental Investment Plan, as amended July 1, 1997 and September 1, 1998 (incorporated herein by reference to the Plan’s Annual Report on Form 11-K for the year ended December 31, 1998, (File No. 001-12811), Exhibit (10)(j)).

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

(10) (q)	Registrant’s 2005 Employee Stock Option Plan (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement filed April 28, 2005).
(10) (r)
Form of Employee Stock Option Agreement by and between the Registrant and recipients of stock options granted pursuant to the Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 16, 2005).

(10) (s)	Registrant’s 2005 Director Stock Option Plan (incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement filed April 28, 2005).
(10) (t)
Form of Director Stock Option Agreement by and between the Registrant and recipients of stock options granted pursuant to the Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 16, 2005).

(10) (u)
Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc., and recipients of stock options granted pursuant to the Employees Stock Option Plan and the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.16).

(10) (v)
Registrant’s Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated effective as of May 19, 1999, and as amended March 20, 2002 (incorporated herein by reference to the Registrant’s 2001 10-K, Exhibit (10)(w)).

(10) (w)
Asset Purchase and Account Assumption Agreement by and between Union State Bank and La Jolla Bank dated May 25, 2000 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit (10)(oo)).

(10) (x)	U.S.B. Holding Co., Inc. Severance Plan dated January 30, 2002 (incorporated herein by reference to Registrant’s 2001 10-K, Exhibit (10)(y)).
(10) (y)
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

(10) (aa)
Amendment No. 2 to the Key Employees’ Supplemental Investment Plan dated September 1, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (“2003 Third Quarter 10-Q”), Exhibit (10)(ab)).

(10) (bb)	Amendment No. 1 to the Key Employees’ Diversified Investment Plan dated September 1, 2003 (incorporated herein by reference to the Registrant’s 2003 Third Quarter 10-Q, Exhibit (10)(ac)).
(10) (cc)	Amended and restated Key Employees’ Supplemental Investment Plan and Key Employees’ Supplemental Diversified Investment Plan dated November 30, 2005, effective January 1, 2005.*
(10) (dd)	Amended and restated Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated December 13, 2005, effective January 1, 2005.*
(13)	Registrant’s Annual Report to Stockholders for the year ended December 31, 2005* (portions incorporated herein by reference).
(14) (a)	Business Code of Conduct.*
(14) (b)	Code of Ethics applicable to Financial Officers and the Chief Executive Officer.*
(21)	Subsidiaries of the Registrant.*
(23)	Consent of Deloitte & Touche LLP.*
(31.1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).*
(31.2)	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).*
(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2006.

U.S.B. HOLDING CO., INC.

By:	/s/ THOMAS E. HALES

Name: Thomas E. Hales Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 13, 2006.

/s/ THOMAS E. HALES	/s/ THOMAS M. BUONAIUTO
Thomas E. Hales, Chairman of the Board,	Thomas M. Buonaiuto, Executive Vice President and
Chief Executive Officer, and Director	Chief Financial Officer

/s/ RAYMOND J. CROTTY	/s/ MICHAEL H. FURY
Raymond J. Crotty, President, Chief Operating Officer,	Michael H. Fury, Esq., Director
Secretary, and Director

/s/ EDWARD T. LUTZ	/s/ KEVIN J. PLUNKETT
Edward T. Lutz, Director	Kevin J. Plunkett, Director

/s/ HOWARD V. RUDERMAN	/s/ KENNETH J. TORSOE
Howard V. Ruderman, Director	Kenneth J. Torsoe, Director

Consolidated Statements of Condition
December 31, 2005 and 2004
U.S.B. Holding Co., Inc.

	(000’s, except share data)
ASSETS	2005	2004
Cash and due from banks	$58,635	$48,295
Federal funds sold	22,300	17,000
Cash and cash equivalents	80,935	65,295
Interest bearing deposits in other banks	132	334
Securities:
Available for sale (at estimated fair value)	375,990	589,572
Held to maturity (estimated fair value of $740,269 as of 2005 and $507,428 in 2004)	746,851	502,201
Loans, net of allowance for loan losses of $15,164 as of 2005 and $15,226 as of 2004	1,459,820	1,492,872
Premises and equipment, net	13,762	15,616
Accrued interest receivable	18,184	17,312
Federal Home Loan Bank of New York stock	30,776	31,135
Intangible assets, net	3,826	5,087
Goodwill	1,380	1,380
Other assets	26,570	25,466
TOTAL ASSETS	$2,758,226	$2,746,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$315,156	$317,874
Interest bearing deposits	1,532,046	1,540,344
Total deposits	1,847,202	1,858,218
Accrued interest payable	8,546	6,782
Dividend payable	3,040	2,644
Accrued expenses and other liabilities	11,140	9,562
Securities sold under agreements to repurchase	550,332	542,323
Federal Home Loan Bank of New York advances	71,827	82,709
Subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	61,858	61,858
Total liabilities	2,553,945	2,564,096
Minority-interest junior preferred stock of consolidated subsidiary	128	128
Commitments and contingencies (Notes 6 and 16)
Stockholders’ equity:
Preferred stock, no par value
Authorized shares: 10,000,000; no shares outstanding as of 2005 and 2004	—	—
Common stock, $0.01 par value
Authorized shares: 50,000,000
Issued shares: 23,120,733 as of 2005 and 22,004,701 as of 2004	231	220
Additional paid-in capital	211,686	184,166
Retained earnings	21,654	26,336
Treasury stock at cost, 1,406,928 shares as of 2005 and 1,657,887 shares as of 2004	(21,670)	(22,855)
Common stock held for benefit plans	(2,927)	(2,780)
Deferred compensation obligation	2,927	2,746
Accumulated other comprehensive loss	(7,748)	(5,787)
Total stockholders’ equity	204,153	182,046
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,758,226	$2,746,270

See notes to Consolidated Financial Statements.

Consolidated Statements of Income
Years Ended December 31, 2005, 2004, and 2003
U.S.B. Holding Co., Inc.

	(000’s, except share data)
	2005	2004	2003
INTEREST INCOME:
Interest and fees on loans	$98,856	$89,128	$86,056
Interest on federal funds sold	2,193	347	638
Interest and dividends on securities:
U.S. government agencies	35,466	38,414	24,520
Mortgage-backed securities	16,339	13,469	15,583
Obligations of states and political subdivisions	4,072	3,532	3,303
Corporate and other	147	120	8
Interest bearing deposits in other banks	5	6	1
Dividends on Federal Home Loan Bank of New York stock	1,455	680	1,106
Total interest income	158,533	145,696	131,215
INTEREST EXPENSE:
Interest on deposits	32,609	24,225	23,793
Interest on borrowings	26,527	29,368	26,957
Interest on subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	4,834	3,968	3,441
Total interest expense	63,970	57,561	54,191
NET INTEREST INCOME	94,563	88,135	77,024
Provision for credit losses	611	3,687	2,513
Net interest income after provision for credit losses	93,952	84,448	74,511
NON-INTEREST INCOME:
Service charges and fees	3,598	4,256	3,940
Other income	3,995	3,542	3,725
Gains on securities transactions	―	1,199	8,383
Gains on sales of loans	314	―	―
Total non-interest income	7,907	8,997	16,048
NON-INTEREST EXPENSES:
Salaries and employee benefits	33,232	30,858	27,081
Occupancy and equipment	7,759	7,849	6,877
Advertising and business development	2,704	2,622	2,697
Professional fees	1,926	2,796	1,414
Communications	1,218	1,506	1,306
Stationery and printing	572	646	774
FDIC insurance	276	291	274
Amortization of intangibles	1,146	1,126	1,015
Other expense	3,870	3,826	3,802
Total non-interest expenses	52,703	51,520	45,240
Income before income taxes	49,156	41,925	45,319
Provision for income taxes	15,964	13,860	16,031
NET INCOME	$33,192	$28,065	$29,288
BASIC EARNINGS PER COMMON SHARE	$1.54	$1.31	$1.36
DILUTED EARNINGS PER COMMON SHARE	$1.48	$1.25	$1.33
WEIGHTED AVERAGE COMMON SHARES	21,606,228	21,407,889	21,458,322
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	22,478,083	22,444,471	22,070,626
DIVIDENDS PER COMMON SHARE	$0.54	$0.45	$0.35

 See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004, and 2003
U.S.B. Holding Co., Inc.

	(000’s)
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$33,192	$28,065	$29,288
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	611	3,687	2,513
Depreciation and amortization	3,433	3,471	3,104
Amortization of (discounts) premiums on securities - net	(388)	(562)	850
Deferred income tax benefit, net	(3,284)	(3,263)	(4,882)
Gains on securities transactions	—	(1,199)	(8,383)
Gains on sales of loans	(314)	—	—
Non-cash benefit plan expense	128	523	424
Increase in accrued interest receivable	(872)	(1,548)	(3,726)
Increase in accrued interest payable	1764	163	861
Other - net	6,380	(1,209)	247
Net cash provided by operating activities	40,650	28,128	20,296
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	105,418	423,073
Proceeds from principal paydowns, redemptions and maturities of:
Securities available for sale	250,984	892,419	495,551
Securities held to maturity	135,568	90,956	181,125
Purchases of securities available for sale	(40,871)	(803,699)	(1,540,370)
Purchases of securities held to maturity	(379,379)	(57,421)	(96,115)
Net redemptions (purchases) of Federal Home Loan Bank of New York stock	359	(541)	(5,450)
Net liabilities assumed in Reliance Bank acquisition	—	10,697	—
Net decrease (increase) in interest bearing deposits in other banks	202	(284)	(5)
Proceeds from sales of loans	7,505	—	—
Net decrease (increase) in loans outstanding, excluding sales of loans	25,814	(51,749)	(100,163)
Purchases of premises and equipment - net	(433)	(2,533)	(3,760)
Net cash (used for) provided by investing activities	(251)	183,263	(646,114)
FINANCING ACTIVITIES:
Net (decrease) increase in non-interest bearing deposits, NOW, money market and savings accounts	(25,378)	32,261	153,325
Net increase in time deposits, net of withdrawals and maturities	14,362	26,995	69,937
Net increase (decrease) in securities sold under agreements to repurchase - short-term	35,009	(254,309)	280,427
(Repayment of) proceeds from Federal Home Loan Bank of New York advances - short-term	—	(10,500)	10,500
Proceeds from securities sold under agreements to repurchase - long-term	—	75,000	115,000
Repayment of securities sold under agreements to repurchase - long-term	(27,000)	(67,000)	—
Repayment of Federal Home Loan Bank of New York advances - long-term	(10,882)	(11,664)	(16,516)
Net proceeds from issuance of corporation-obligated mandatory redeemable capital securities of subsidiary trusts	—	9,975	―
Redemption from sale of junior preferred stock of consolidated subsidiary	—	―	(1)
Cash dividends paid	(11,659)	(9,579)	(7,633)
Proceeds from exercise of common stock options	4,713	740	1,652
Purchases of treasury stock	(3,924)	(5,466)	(4,223)
Net cash (used for) provided by financing activities	(24,759)	(213,547)	602,468
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,640	(2,156)	(23,350)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	65,295	67,451	90,801
CASH AND CASH EQUIVALENTS, END OF YEAR	$80,935	$65,295	$67,451
Supplemental Disclosures:
Interest paid	$(62,206)	$(57,398)	$(53,330)
Income tax payments	(17,324)	(17,100)	(19,396)
Change in shares held in trust for deferred compensation	(181)	(419)	(636)
Change in deferred compensation obligation	181	419	636
Change in accumulated other comprehensive loss	(1,961)	(977)	(7,991)
Non cash purchases of treasury stock related to exercise of stock options	(5,609)	(1,600)	(1,940)
Non-cash exercise of stock options and related tax benefit	7,541	2,181	2,834
Issuance of treasury stock related to the exercise of stock options	10,718	2,436	3,715
Purchase of held to maturity securities not yet settled, including interest receivable	—	―	924
Payment for held to maturity securities not yet settled at beginning of period, including interest receivable	—	(924)	—
Payment for available for sale securities not yet settled at beginning of period, including interest Receivable	—	—	(263,090)
Transfer of available for sale securities to held to maturity securities	—	298,171	46,941
Amortization of loss on transfer of available for sale securities to held to maturity securities	(677)	(310)	—
Transfer of fixed assets under construction (other assets) at beginning of the period to premises and equipment - net	—	―	2,383
Loans acquired in acquisition of Reliance Bank, including interest receivable	—	(10,869)	—
Deposits assumed in acquisition of Reliance Bank, including interest payable	—	23,932	—
Other assets (including intangibles) acquired in acquisition of Reliance Bank, net of other liabilities assumed	—	(2,367)	—

See notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2005, 2004, and 2003
U.S.B. Holding Co., Inc.

	(000’s, except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2003	18,501,580	$198	$140,054	$28,648	$(15,777)	$(1,984)	$1,691	$3,181	$156,011
Net income	—	—	—	29,288	—	—	—	—	29,288
Other comprehensive loss Net unrealized securities loss arising during the year, net of tax benefit of $3,688	—	—	—	—	—	—	—	(5,336)	(5,336)
Reclassification adjustment of net gain for securities sold, net of tax of $1,835	—	—	—	—	—	—	—	(2,655)	(2,655)
Other comprehensive loss	—	—	—	—	—	—	—	(7,991)	(7,991)
Total comprehensive income	—	—	—	—	—	—	—	—	21,297
Five percent common stock dividend	994,545	10	18,638	(18,663)					(15)
Five percent common sock dividend on treasury stock	(70,401)	—	—	—	—	—	—	—	—
Cash dividends: Common ($0.35 per share)	—	—	—	(7,608)	—	—	—	—	(7,608)
Junior preferred stock	—	—	—	(10)	—	—	—	—	(10)
Common stock options exercised and related tax benefit	429,751	1	770	—	3,715	—	—	—	4,486
Purchases of treasury stock	(367,685)	—	—	—	(6,163)	—	—	—	(6,163)
ESOP shares committed to be released	—	—	166	—	—	129	—	—	295
Deferred compensation obligation	—	—	—	—	—	(636)	636	—	—
Balance at December 31, 2003	19,487,790	209	159,628	31,655	(18,225)	(2,491)	2,327	(4,810)	168,293
Net income	—	—	—	28,065	—	—	—	—	28,065
Other comprehensive loss Net unrealized securities loss arising during the year, net of tax benefit and adjustment of effective tax rate of $627	—	—	—	—	—	—	—	(1,164)	(1,164)
Reclassification adjustment of net loss for securities sold, net of tax benefit of $130	—	—	—	—	—	—	—	187	187
Other comprehensive loss	—	—	—	—	—	—	—	(977)	(977)
Total comprehensive income	—	—	—	—	—	—	—	—	27,088
Five percent common stock dividend	1,055,984	10	23,795	(23,805)	—	—	—	—	—
Five percent common stock dividend on treasury stock	(88,324)	—	—	—	—	—	—	—	—
Cash dividends: Common ($0.45 per share)	—	—	—	(9,569)	—	—	—	—	(9,569)
Junior preferred stock	—	—	—	(10)	—	—	—	—	(10)
Common stock options exercised and related tax benefit	221,135	1	484	—	2,436	—	—	—	2,921
Purchases of treasury stock	(329,771)	—	—	—	(7,066)	—	—	—	(7,066)
ESOP shares committed to be released	—	—	259	—	—	130	—	—	389
Deferred compensation obligation	—	—	—	—	—	(419)	419	—	—
Balance at December 31, 2004	20,346,814	220	184,166	26,336	(22,855)	(2,780)	2,746	(5,787)	182,046
Net income	—	—	—	33,192	—	—	—	—	33,192
Other comprehensive loss: Net unrealized securities loss arising during the year, net of tax benefit of $1,056	—	—	—	—	—	—	—	(1,961)	(1,961)
Other comprehensive loss	—	—	—	—	—	—	—	(1,961)	(1,961)
Total comprehensive income	—	—	—	—	—	—	—	—	31,231
Five percent common stock dividend	1,131,266	11	26,204	(26,235)	—	—	—	—	(20)
Five percent common stock dividend on treasury stock	(97,966)	—	—	—	—	—	—	—	—
Cash dividends: Common ($0.54 per share)	—	—	—	(11,629)	—	—	—	—	(11,629)
Junior preferred stock	—	—	—	(10)	—	—	—	—	(10)
Common stock options exercised and related tax benefit	756,225	―	1,534	—	10,718	—	—	—	12,252
Purchases of treasury stock	(422,534)	—	(285)	—	(9,533)	—	—	—	(9,818)
ESOP shares committed to be released	—	—	67	—	—	34	—	—	101
Deferred compensation obligation	—	—	—	—	—	(181)	181	—	—
Balance at December 31, 2005	21,713,805	$231	$211,686	$21,654	$(21,670)	$(2,927)	$2,927	$(7,748)	$204,153

See notes to Consolidated Financial Statements.

Balance sheet information as of December 31, 2003, 2002, and 2001, and income statement information for the years ended December 31, 2002 and 2001 are not covered by the Report of Independent Registered Public Accounting Firm included on page 47. The weighted average common shares outstanding and per common share amounts have been adjusted to reflect all stock dividends and splits.

1.	NATURE OF OPERATIONS

U.S.B. Holding Co., Inc. (the “Company”), a Delaware corporation incorporated on July 6, 1982, is a bank holding company that provides financial services through its wholly-owned subsidiaries. The Company and its subsidiaries derive substantially all of their revenue and income from providing banking and related services primarily to customers in Rockland and Westchester Counties, New York City and Long Island, New York, and Southern Connecticut, as well as Orange, Putnam and Dutchess Counties, New York, and the surrounding area (the “Metropolitan area”). The Company is a separate and distinct legal entity from its subsidiaries.

Union State Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, is a New York State chartered full-service commercial bank that was established in 1969. The Bank offers a complete range of community banking services to individuals, municipalities, corporations, and small and medium-size businesses through its 26 retail branches in Rockland and Westchester Counties (as of January 23, 2006), and one branch each in Stanford, Connecticut, Manhattan, New York City, and Goshen (Orange County), New York. The Bank also has loan production offices located in Rockland County, Westchester County, and Orange County, New York, and Stamford, Connecticut. The Bank’s corporate offices are located in Rockland County. The Bank’s products and services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial loans, personal loans, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities, and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs), debit cards, lock-box services, and Internet banking.

USB Delaware Inc. is a Delaware passive investment company and wholly-owned subsidiary of the Bank. USB Delaware Inc. was established by the Bank for the purpose of managing TPNZ Preferred Funding Corporation (“TPNZ”).

TPNZ is a majority-owned subsidiary of USB Delaware Inc. TPNZ manages certain mortgage-backed securities and mortgage loans, substantially all of which were previously owned by the Bank and TPNZ’s former parent company, Tarrytowns Bank, FSB (“Tarrytowns”). TPNZ qualifies as a Real Estate Investment Trust for income tax purposes.

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

Union State Capital Trust I (“Trust I”), a Delaware business trust, Union State Statutory Trust II (“Trust II”) and USB Statutory Trust III (“Trust III”), both Connecticut business trusts, and Union State Statutory Trust IV (“Trust IV”), a Delaware business trust, were established by the Company in 1997, 2001, 2002, and 2004, respectively. Trust I, Trust II, Trust III, and Trust IV (collectively, the “Trusts”) were established for the purpose of issuing corporation-obligated mandatory redeemable capital securities of subsidiary trusts (“Capital Securities”) and acquiring junior subordinated debt from the Company (see Note 10).

Ad Con, Inc., currently inactive, is a wholly-owned non-bank subsidiary of the Company.

2.	ACQUISITIONS

As of the close of business on March 19, 2004, the Bank assumed approximately $23.9 million of deposits and acquired approximately $10.5 million of single-family residential mortgage loans, $10.7 million of cash and cash equivalents, $2.1 million of other assets, and $0.3 million in other loans in connection with the acquisition of Reliance Bank. The premium paid for the deposits assumed was $2.2 million, or 9.4 percent, and $0.2 million, or 1.6 percent, for the single-family residential loans acquired. Reliance Bank was closed by the New York Superintendent of Banks, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as Receiver. Reliance Bank, which operated as a one branch bank at 1200 Mamaroneck Avenue, White Plains, New York, became a Bank branch effective immediately after its closing. During February 2005, the Bank closed the Mamaroneck Avenue branch, and the deposits were transferred to the Bank’s Martine Avenue, White Plains branch.

The assumption of deposits and acquisition of certain assets of Reliance Bank has been accounted for as a business combination in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations.” Assets, time deposits, and other liabilities acquired have been recorded at their estimated fair values as of March 19, 2004, and a core deposit intangible of $0.7 million was recorded based on a core deposit valuation study. Goodwill of $1.4 million was also recorded. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the core deposit intangible is being amortized over its estimated life of fifteen years, and the goodwill component is tested for impairment annually at year-end. As of December 31, 2005, there was no impairment of goodwill.

The results of Reliance Bank operations related to the assets acquired and deposits assumed are included in the Company’s consolidated statements of income from the date of its acquisition. Pro forma information as if the transaction occurred at the beginning of the period is not material.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank (including the Bank’s wholly-owned subsidiaries: Dutch Hill Realty Corp.; U.S.B. Financial Services, Inc.; USB Delaware Inc.; and TPNZ, which is a majority-owned subsidiary of USB Delaware Inc.), and Ad Con, Inc. The Consolidated Financial Statements do not include the Trusts as a result of the deconsolidation of the Trusts under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 and 46R, “Consolidation of Variable Interest Entities.” All intercompany accounts and transactions are eliminated in consolidation.

Basis of Financial Statement Presentation: The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and predominant practices used within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities as of the dates of the Consolidated Statements of Condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

Derivative Instruments and Hedging Activities: In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities, an Amendment of SFAS 133, and as further amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively, “SFAS No. 133”), the Company established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and be measured at fair value. This statement requires that changes in a derivative’s fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits changes in the fair value of derivatives to be either offset against the changes in the fair value of the hedged item through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

The Company has not entered into any derivative instruments or hedging activities during the periods reported in the Company’s Consolidated Financial Statements included in this Annual Report.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: The Company follows the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), which establishes a consistent application of a financial components approach that requires recognition of the financial and servicing assets the Company controls and the liabilities it has incurred, derecognition of financial assets when control has been surrendered and derecognition of liabilities when extinguished. SFAS No. 140 provides consistent guidelines for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

Loans: Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Interest income on loans is recorded on an accrual basis unless an interest or principal payment is more than 90 days past due (with the exception of credit card loans for which the criteria is 180 days past due) or sooner if, in the opinion of management, there is a question as to the ability of the debtor to continue to make payments. At the time a loan is placed on nonaccrual status, interest accrued but not collected is reversed. Interest payments received while a loan is on nonaccrual status are either applied to reduce principal or, based on management’s estimate of collectibility, recognized as income. Loans are returned to accrual status when factors indicating doubtful collectibility no longer exist.

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

Management believes that the allowance for loan losses (the “allowance”) and reserve related to unfunded loans and standby letters of credit (the “reserve”) appropriately reflect the risk elements inherent in the credit portfolio as of the balance sheet date. In management’s judgment, the allowance and reserve are considered appropriate to absorb losses inherent in the credit portfolio. While management uses available information to recognize probable credit losses, future adjustments to the allowance and reserve may be necessary based on changes in economic conditions, particularly in the Company’s primary service areas. Regulatory agencies, as an integral part of their examination process, periodically review the allowance and reserve. Such agencies may require adjustments to the allowance and reserve based on their judgment of information available to them at the time of their examination.

A loan is recognized as impaired when it is probable that either principal and/or interest are not collectible in accordance with the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral if the loan is collateral dependent. If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses if the impairment is considered to be permanent. Homogenous loans such as residential mortgage, home equity, and installment loans are collectively evaluated for impairment.

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

Other Real Estate Owned (“OREO”): OREO includes properties acquired in full or partial satisfaction of loans. OREO properties are recorded at the lower of cost or estimated fair value, less estimated costs to sell. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Net costs of maintaining and operating foreclosed properties and any subsequent provisions for changes in valuation are charged or credited to results of operations when incurred. Gains and losses realized from the sale of OREO are included as part of other income or other non-interest expenses. Sales of OREO financed by the Bank are required to meet the Bank’s underwriting standards.

Income Taxes: The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting. Deferred income taxes are based on prevailing statutory regulations. Valuation allowances for deferred tax assets are established when, in management’s judgment, it is more likely than not that such deferred tax asset will not be realized. The Company and its subsidiaries, with the exception of TPNZ, file a consolidated Federal income tax return. The Company and its subsidiaries, with the exception of TPNZ and USB Delaware Inc., file a combined New York State income tax return. The Bank files separate Connecticut State and New York City income tax returns. TPNZ files separate Federal and New York State income tax returns. USB Delaware Inc. is not subject to State of Delaware income tax under current Delaware law.

Earnings per Common Share (“EPS”): The Company computes EPS based upon the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 establishes standards for computing and presenting “Basic” and “Diluted” EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders (net income after preferred stock dividend requirements) by the weighted average number of common shares outstanding for the period.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company, reduced by common stock that could be repurchased by the Company with the assumed proceeds of such exercise or conversion and related tax benefit. Diluted EPS is based on net income available to common stockholders divided by the weighted average number of common shares outstanding and common equivalent shares (“adjusted weighted average common shares”). Stock options granted but not yet exercised under the Company’s stock option plans are considered common stock equivalents for Diluted EPS calculations.

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

SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Procedure,” amended SFAS 123 to provide alternate methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amended the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amended APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

The Company provides stock option plans to the Company’s Board of Directors, Tappan Zee Financial, Inc.’s (“Tappan Zee”) (parent company of Tarrytowns) former Board of Directors, and certain employees (see Note 17) for the purchase of Company common stock at prices at least equal to the fair value of the Company’s common stock on the date of grant. All stock option plans have been approved by the stockholders of the Company. The Company has elected to continue to measure compensation expense for its stock-based compensation plans under the recognition and measurement principles of APB No. 25 through the year ended 2005 reporting period, and to provide pro forma disclosures of compensation expense measured by the fair value based method as defined by SFAS No. 123. No stock-based employee compensation is reflected in net income, as all options granted under the Company’s plans have an exercise price at least equal to the market value of the underlying common stock on the date of grant.

Pro forma information of the Company’s net income and basic and diluted earnings per common share, as required by SFAS No. 123, has been determined as if the Company had accounted for its stock options under the fair value method of that standard. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options’ vesting period.

The following table compares the Company’s net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the years ended December 31, 2005, 2004, and 2003.

	(000’s, except share data)
	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$33,192	$28,065	$29,288
Less preferred stock dividends	10	10	10
Less total stock-based compensation expense determined under the fair value based method for all awards, net of tax	2,219	2,910	1,668
Pro forma net income available to common stockholders	$30,963	$25,145	$27,610
Earnings per common share:
Basic - as reported	$1.54	$1.31	$1.36
Basic - pro forma	1.43	1.17	1.29
Diluted - as reported	$1.48	$1.25	$1.33
Diluted - pro forma	1.38	1.12	1.25

The following weighted average assumptions were used for Director Plan grants in 2005, 2004, and 2003, respectively: dividend yields of 2.42, 2.16, and 2.52 percent; volatility factors of the expected market price of the Company’s common stock of 34.89, 40.25, and 41.33 percent; risk free interest rates of 3.99, 3.34, and 2.47 percent; and expected lives of 7.67, 7.63, and 7.62 years.

The following weighted average assumptions were used for Employee Plan grants in 2005, 2004, and 2003, respectively: dividend yields of 2.60, 2.00, and 2.52 percent; volatility factors of the expected market price of the Company’s common stock of 34.00, 39.77, and 41.62 percent; risk-free interest rates of 4.07, 3.60, and 3.10 percent; and expected lives of 7.32, 8.50, and 8.96 years.

SFAS No. 123 was revised (SFAS No. 123R) in December 2004 to require accounting for stock-based compensation using a fair value based method in the financial statements for the first interim or reporting period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) deferred the required effective date of SFAS 123R to the fiscal year beginning after June 15, 2005. Under the SFAS No. 123R transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. Management has decided SFAS No. 123R will be applied prospectively beginning on the effective date for the Company (January 1, 2006). The effect of complying with SFAS No. 123R will have a significant effect on the Company’s net income as disclosed in the table on page 21.

Reporting Comprehensive Income: Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by and distributions to owners.

The Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004, and 2003 are presented as part of the Consolidated Statements of Changes in Stockholders’ Equity.

Goodwill and Other Intangible Assets: SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires, among other things, amortization of intangibles over the estimated useful lives and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires an annual impairment test of goodwill.

At December 31, 2005, core deposit intangible assets, net of accumulated amortization, acquired in connection with bank and branch acquisitions were $3.2 million and $0.4 million, and are being amortized over eight year and fifteen year periods, respectively, the estimated life of the deposits assumed. In addition, there is $0.1 million of intangible assets related to a favorable lease acquired. The annual amortization expense for the remaining life of all intangibles will vary throughout the amortization periods. The maximum amount of amortization will be $1.1 million during such periods. Gross intangible assets related to bank and branch acquisitions and a favorable lease, and accumulated amortization on such intangible assets, at December 31, 2005 and 2004 was $9.0 million and $5.3 million, and $9.0 million and $4.2 million, respectively. At December 31, 2005, goodwill recorded totaled $1.4 million.

Accounting for Conditional Asset Retirement Obligations: FASB Interpretation No. 47 (“FIN No. 47”) pertains to SFAS No. 143, “Accounting for Asset Retirement Obligations (“SFAS No. 143”), which applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. An entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company’s adoption of FIN No. 47 did not have any impact on its Consolidated Financial Statements.

Pending Accounting Pronouncement — Accounting for Exchanges of Nonmonetary Assets: In December 2004, the FASB issued SFAS No. 153, “Accounting for Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 on January 1, 2006 will not have any impact on its Consolidated Financial Statements.

Pending Accounting Pronouncement - Accounting Changes and Error Corrections: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 also establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Pending Accounting Pronouncements - Other-Than-Temporary Impairment: On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The FSP is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP Nos. 115-1 and FAS 124-1 on January 1, 2006 is not expected to have a material impact on its Consolidated Financial Statements.

Consolidated Statements of Cash Flows: For purposes of presenting the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, as well as federal funds sold.

4.	SECURITIES

A summary of the amortized cost, related gross unrealized gains and losses, and estimated fair value of securities at December 31, 2005 and 2004 is as follows:

	(000's)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
Available for Sale:
U.S. government agencies	$72,921	$—	$1,616	$71,305
Mortgage-backed securities	306,166	2,053	3,930	304,289
Obligations of states and political subdivisions	230	17	—	247
Corporate securities	115	34	—	149
Total securities available for sale	$379,432	$2,104	$5,546	$375,990
Held to Maturity:
U.S. government agencies	$639,111	$31	$8,702	$630,440
Obligations of states and political subdivisions	107,740	2,470	381	109,829
Total securities held to maturity	$746,851	$2,501	$9,083	$740,269

	(000’s)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Valuev
Available for Sale:
U.S. government agencies	$165,142	$99	$461	$164,780
Mortgage-backed securities	423,143	2,103	1,575	423,671
Obligations of states and political subdivisions	920	51	—	971
Corporate securities	114	36	―	150
Total securities available for sale	$589,319	$2,289	$2,036	$589,572
Held to Maturity:
U.S. government agencies	$418,371	$3,596	$1,521	$420,446
Obligations of states and political subdivisions	83,830	3,503	351	86,982
Total securities held to maturity	$502,201	$7,099	$1,872	$507,428

There were no gross realized gains or losses during the year ended December 31, 2005. During the years ended December 31, 2004 and 2003, gross realized gains from sales of securities available for sale were $1,199,000, and $8,383,000, respectively. There were no gross realized losses during 2004 and 2003.

The following tables present the amortized cost of securities at December 31, 2005, distributed based on contractual maturity or earlier call date for securities expected to be called, and weighted average yields computed on a tax equivalent basis. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties, and due to monthly principal payments and prepayments for mortgage-backed securities, which are distributed to a maturity category based on estimated average lives.

Maturities of Securities Available for Sale

(000’s, except percentages)
		Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years		Total
	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield
U.S. government agencies - Fixed rate:	$—	—%	$—	—%	$72,921	5.75%	$—	—%	$72,921	5.75%
Mortgage-backed securities:
Fixed rate	—	—	84,954	4.56	88,295	4.85	230	5.50	173,479	4.71
Adjustable rate	399	5.53	1,118	5.50	51,728	5.45	79,442	5.68	132,687	5.59
Obligations of states and political subdivisions - Fixed rate	—	—	230	8.48	—	—	—	—	230	8.48
Other	—	—	—	—	—	—	115	3.76	115	3.76
Total securities available for sale	$399	5.53%	$86,302	4.58%	$212,944	5.30%	$79,787	5.68%	$379,432	5.22%
Estimated fair value	$399		$84,496		$210,001		$81,094		$375,990

Maturities of Securities Held to Maturity

(000’s, except percentages)
		Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years		Total
	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield
U.S. government agencies - Fixed rate:	$—	—%	$44,980	4.66%	$382,678	5.60%	$211,453	5.48%	$639,111	5.49%
Obligations of states and political subdivisions - Fixed rate	22,708	4.35	5,185	6.93	23,588	7.00	56,259	5.88	107,740	5.85
Total securities held to maturity	$22,708	4.35%	$50,165	4.89%	$406,266	5.68%	$267,712	5.56%	$746,851	5.54%
Estimated fair value	$22,706		$50,067		$401,805		$265,691		$740,269

Available for sale and held to maturity obligations of states and political subdivisions are not subject to Federal income tax. The yields in the above table are presented on a tax equivalent basis.

Securities having a total carrying amount of approximately $844.1 million at December 31, 2005 were pledged to secure public deposits, as required or permitted by law, letters of credit, and securities sold under agreements to repurchase transactions.

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

The net unrealized loss on the transferred securities at December 31, 2005 was $5.5 million, net of taxes.

As of December 31, 2005, the security portfolio had gross unrealized losses of $14.6 million, of which $5.5 million and $9.1 million were related to available for sale securities and held to maturity securities, respectively.

A summary of gross unrealized losses on securities that are not other-than-temporarily impaired, which have been in a continuous unrealizable loss position for less than 12 months and for 12 months or longer, as of December 31, 2005 and 2004, is as follows:

Securities in an Unrealized Loss Position that are not Other-Than-Temporarily Impaired

December 31, 2005	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$594,442	$7,381	$91,977	$2,937	$686,419	$10,318
Mortgage-backed securities	116,585	2,349	49,274	1,581	165,859	3,930
Obligations of states and political subdivisions	36,850	164	6,190	217	43,040	381
Total temporarily impaired securities	$747,877	$9,894	$147,441	$4,735	$895,318	$14,629

December 31, 2004	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$119,700	$515	$93,440	$1,467	$213,140	$1,982
Mortgage-backed securities	116,324	1,360	32,123	215	148,447	1,575
Obligations of states and political subdivisions	21,995	217	2,790	134	24,785	351
Total temporarily impaired securities	$258,019	$2,092	$128,353	$1,816	$386,372	$3,908

The Company’s U.S. government agency and mortgage-backed securities that are in an unrealized loss position at December 31, 2005 and 2004 are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At December 31, 2005 and 2004, approximately $5.3 million and $7.3 million, respectively, of issuances are not rated, substantially all of which are bond or tax anticipation notes from local municipalities.

At December 31, 2005 the number of securities in an unrealized loss position included 23 U.S. government agencies, 23 mortgage-backed securities, and 102 obligations of states and political subdivisions. At December 31, 2004, the number of securities in an unrealized loss position included 8 U.S. government agencies, 17 mortgage-backed securities, 85 obligations of states and political subdivisions, and one corporate security. The temporary impairment on securities of less than 12 months and 12 months or more at December 31, 2005 and 2004 is due to the higher interest rate environment as compared to the periods in which the securities were initially purchased. The higher interest rates at December 31, 2005 and 2004 resulted in a decline in the market value of the securities. The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment. Management does not consider the temporary impairment of the securities to be severe due to the high credit quality or insurance provided by private insurance companies, and the intent and ability of the Company to hold such securities until a forecasted recovery or maturity occurs.

5.	LOANS

Major classifications of loans at December 31 are as follows:

	(000’s)
	2005	2004	2003	2002	2001
Time and demand loans	$147,734	$165,884	$139,018	$132,199	$125,508
Installment loans	7,248	7,802	8,570	10,174	12,311
Credit card	6,769	6,400	5,631	5,760	6,577
Real estate loans
- Commercial	586,073	594,167	615,061	568,894	501,943
- Residential	277,211	248,667	238,707	230,267	211,942
- Construction and land development	366,457	401,802	381,107	348,151	266,041
- Home equity	83,782	80,199	60,539	55,190	46,607
Other	2,538	6,869	4,934	4,017	3,885
Gross loans	1,477,812	1,511,790	1,453,567	1,354,652	1,174,814
Deferred net loan commitment fees	(2,828)	(3,692)	(4,887)	(4,211)	(3,868)
Total loans	1,474,984	1,508,098	1,448,680	1,350,441	1,170,946
Allowance for loan losses	(15,164)	(15,226)	(14,757)	(14,168)	(12,412)
Total loans, net	$1,459,820	$1,492,872	$1,433,923	$1,336,273	$1,158,534

At December 31, 2005 and 2004, there were no loans or commitments to close loans that were held for sale. The Bank sold $7.2 million of residential mortgages to Freddie Mac during 2005. The transaction resulted in gains on sales of loans of $0.3 million. No loans were sold during 2004 and 2003.

A substantial amount of the Company’s commercial and residential lending activities are with customers located in the Company’s primary service areas of Rockland and Westchester Counties, New York, as well as the remainder of the Metropolitan area. A substantial portion of the Company’s customers’ net worth is dependent on real estate values in the primary service areas.

Credit policies, applicable to each type of lending activity, have been established to evaluate the creditworthiness of each customer and, in most cases, require collateral to be pledged and personal guarantees. Generally, credit extension does not exceed 80 percent of the estimated fair value of the collateral at the date of extension (with occasional exceptions at the discretion of management), depending on the evaluation of the borrower’s creditworthiness. The fair value of collateral, primarily real estate, is monitored on an ongoing basis. While collateral provides a secondary source of repayment, the primary source of repayment is ordinarily based on the borrower’s ability to generate continuing cash flow, which is a principal underwriting criteria for approving a loan.

An analysis of the allowance for loan losses and reserve for unfunded loan commitments and standby letters of credit for the years ended December 31 is as follows:

		(000’s, except percentages)
	2005	2004	2003	2002	2001
Total loans	$1,474,984	$1,508,098	$1,448,680	$1,350,441	$1,170,946
Net loans outstanding at year end	1,459,820	1,492,872	1,433,923	1,336,273	1,158,534
Average net loans outstanding during the year	1,483,093	1,475,462	1,391,689	1,245,697	1,101,091
Allowance for loan losses:
Balance at beginning of the year	$15,226	$14,757	$14,168	$12,412	$11,338
Provision for credit losses charged to expense	611	3,687	2,513	4,109	1,684
Reclassification of provision for credit losses related to unfunded loan commitments and standby letters of credit, and classified as other liabilities	(564)	(6)	(39)	(161)	(336)
	15,273	18,438	16,642	16,360	12,686
Charge-offs and recoveries during the year:
Charge-offs:
Real estate	—	(3,179)	(1,783)	(1,352)	(65)
Time and demand	—	—	—	(43)	(56)
Installment	(243)	(130)	(249)	(839)	(237)
Recoveries:
Real estate	59	—	72	—	—
Time and demand	—	—	—	—	16
Installment	75	97	75	42	68
Net charge-offs during the year	(109)	(3,212)	(1,885)	(2,192)	(274)
Balance at year end	$15,164	$15,226	$14,757	$14,168	$12,412
Reserve for unfunded loan commitments and standby letters of credit	$1,106	$542	$536	$497	$336
Ratio of net charge-offs to average net loans outstanding during the year	0.01%	0.22%	0.14%	0.18%	0.02%
Ratio of allowance for loan losses to total loans outstanding at year end	1.03%	1.01%	1.02%	1.05%	1.06%
Ratio of provision for credit losses to net charge-offs (times)	5.61	1.15	1.33	1.87	6.15

A summary of the Company’s nonaccrual and restructured loans, OREO, and related interest income not recorded on nonaccrual loans as of and for the years ended December 31 is as follows:

		(000’s, except percentages)
	2005	2004	2003	2002	2001
Nonaccrual loans at year end	$8,977	$1,648	$6,130	$12,484	$20,703
OREO at year end	—	—	—	34	34
Restructured loans at year end	132	137	142	147	152
Additional interest income that would have been recorded if these borrowers had complied with contractual loan terms	331	157	404	895	1,316
Non-performing assets to total assets at year end	0.33%	0.06%	0.21%	0.49%	1.02%

Substantially all of the nonaccruing loans are collateralized by real estate. At December 31, 2005, loans, which are not on nonaccrual status, that management believes were potential problem loans that may result in their being placed on nonaccrual status in the near future totaled $49,000. Accruing loans that are contractually past due 90 days or more at December 31, 2005 are immaterial. Total interest income on nonaccrual loans that would have been recorded if borrowers had complied with contractual loan terms for the years ended December 31, 2005 and 2004 was $336,000 and $161,000, compared to actual interest income reported with respect to such loans of $5,000 and $4,000, respectively.

At December 31, 2005 and 2004, the recorded investment in loans that are considered to be impaired approximated $16.0 million and $1.3 million, of which $8.7 million and $1.3 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the years ended December 31, 2005, 2004, and 2003 was approximately $11.4 million, $4.3 million, and $9.1 million, respectively. For the years ended December 31, 2005, 2004, and 2003 interest income recognized by the Company on impaired loans was not material.

As applicable, each impaired loan has a related allowance for loan losses. During 2005, loans related to two customer relationships were classified as impaired and nonaccrual. As of December 31, 2005, the loans related to one customer relationship aggregating $4.7 million have been placed on nonaccrual status as a result of fraudulent activity by the borrower related to the real estate collateral of the loans. The Bank is pursuing collection of the principal balance of the loan from a title insurance company, which insured the Bank’s first mortgage positions. A specific allowance for loan loss allocated to these impaired loans was $0.3 million at December 31, 2005. The loans related to another customer relationship aggregating $3.9 million as of December 31, 2005 involve a real estate construction project that has experienced unexpected delays in completing the construction. A specific allowance for loan loss allocated to these impaired loans was $0.7 million at December 31, 2005. The loans in both customers’ relationships are also supported by personal guarantees.

In November 2000, the Company reclassified a real estate construction loan held by the Bank’s wholly owned subsidiary, Dutch Hill Realty Corp. (the “Dutch Hill Loan”) in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status.

Construction of the condominium units, which collateralized the loan, was completed in 2004. At December 31, 2004, the recorded loan balance was $1.0 million, which was reduced by charge-offs of $3.2 million, of which $2.9 million occurred during the 2004 fourth quarter, and principal payments. At December 31, 2004, the Dutch Hill Loan had a specific allowance for loan losses of $0.2 million for unfunded letters of credit.

The $2.9 million charge-off was recorded as a result of the Superior Court of New Jersey ruling on November 30, 2004 against Dutch Hill Realty Corp. and in favor of the defendants in connection with the foreclosure action of two collateral security mortgages on New Jersey properties that partially collateralized the Dutch Hill Loan. As a result, management determined that a portion of the balance of the loans of $2.9 million, not previously charged-off or paid, and secured by the collateral security mortgages, should be charged-off. The court also voided the personal guarantee of one of the principals. The guarantees have not been considered in determining the amount of charge-offs or allowance for loan losses applicable to this loan.

As of February 3, 2005, all 83 condominium units in the project have been sold and the remaining loan balance has been paid in full. Dutch Hill Realty Corp. is in the process of appealing the unfavorable ruling by the Superior Court of New Jersey. Any recovery as a result of the appeal will be recorded when and if realized.

A summary of impaired loans by loan amount, loan type and measurement method at December 31 are as follows:

	(000’s)
	2005		2004
	Present Value	Fair Value	Present Value	Fair Value
	of Expected	of	of Expected	of
	Cash Flows	Collateral	Cash Flows	Collateral
Real estate - commercial	$4,730	$11,280	$952	$137
Business Loans - commercial	—	—	203	—
Totals	$4,730	$11,280	$1,155	$137

6.	PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

	2005	(000’s) 2004
Land	$4,190	$4,190
Buildings	10,603	10,563
Leasehold improvements	141	136
Furniture, fixtures and equipment	6,956	7,967
Subtotal	21,890	22,856
Accumulated depreciation and amortization	(8,128)	(7,240)
Premises and equipment, net	$13,762	$15,616

The Bank leases certain premises and equipment under noncancellable operating leases. Certain of these lease agreements provide for periodic increases in annual rental payments based on current price indices, renewal options for varying periods and purchase options at amounts that are expected to approximate the fair values of the related assets at the dates the options are exercisable.

Rent expense for premises and equipment was $1,141,000 in 2005, $1,181,000 in 2004, and $999,000 in 2003.

The Bank leases a portion of its owned properties to tenants under operating leases and recorded rental income of $259,000 in 2005, $263,000 in 2004, and $264,000 in 2003.

As of December 31, 2005 future minimum lease payments are as follows:

Years Ending December 31,	(000’s)
2006	$894
2007	811
2008	754
2009	565
2010	340
After 2010	420
Total minimum lease payments	$3,784

As of December 31, 2005 future minimum lease receipts are as follows:

Years Ending December 31,	(000’s)
2006	$145
2007	19
2008	—
2009	—
2010	—
Total minimum lease receipts	$164

7.	DEPOSITS

A summary of deposits at December 31 is as follows:

	(000’s)
	2005	2004
Non-interest bearing deposits:
Individuals, partnerships, and corporations	$294,350	$295,022
Certified and official checks	10,499	13,305
States and political subdivisions	10,307	9,547
Total non-interest bearing deposits	315,156	317,874
Interest bearing deposits:
NOW accounts	117,512	131,879
Money market accounts	134,711	175,435
Savings deposits	440,299	418,536
States and political subdivisions - NOW, money market, and savings deposits	71,445	60,777
Time deposits of individuals, partnerships, corporations	510,533	502,479
Brokered time deposits	49,499	49,860
States and political subdivisions - time deposits	119,170	112,880
IRAs and Keoghs	88,877	88,498
Total interest bearing deposits	1,532,046	1,540,344
Total deposits	$1,847,202	$1,858,218

Time deposits, including IRAs and Keoghs, time deposits of states and political subdivisions, and brokered time deposits, classified by time remaining to maturity for each of the five years following December 31, 2005 are as follows:

(000’s)
Less than 12 months	$595,005
Over 12 months through 24 months	92,344
Over 24 months through 36 months	32,857
Over 36 months through 48 months	26,681
Over 48 months through 60 months	21,192
Total	$768,079

At December 31, 2005 and 2004, time deposits of $100,000 or more totaled $307,283,000 and $284,900,000, respectively. At December 31, 2005, such deposits of $100,000 or more classified by time remaining to maturity were as follows:

(000’s)
3 months or less	$134,526
Over 3 months through 6 months	49,803
Over 6 months through 12 months	54,880
Over 12 months	68,074
Total	$307,283

8.	INCOME TAXES

The components of the provision for income taxes for the years ended December 31 are as follows:

		(000’s)
	2005	2004	2003
Federal:
Current	$18,791	$16,861	$19,789
Deferred	(3,356)	(3,658)	(5,841)
	15,435	13,203	13,948
State:
Current	529	262	1,124
Deferred	(373)	(687)	(589)
Valuation allowance	373	1,082	1,548
	529	657	2,083
Total	$15,964	$13,860	$16,031

The income tax provision includes income taxes related to both gains on securities transactions and sales of loans of approximately $110,000, $420,000, and $3,426,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

The income tax effects of temporary differences that give rise to the significant portions of the cumulative deferred tax asset (liability), net at December 31, 2005 and 2004 are as follows:

	(000’s)
	2005	2004
Allowance for loan losses and reserve for unfunded loan commitments and standby letters of credit	$6,650	$6,445
Deferred compensation and benefit plan expenses	2,990	2,648
Deferred net loan commitment fees	1,156	1,584
Sale of loans to subsidiary	873	1,033
Accrued dividend	—	(3,458)
Depreciation and other, net	1,486	1,376
Fair value adjustment, securities	4,172	3,116
State deferred tax asset valuation allowance, net of Federal tax benefit	(1,951)	(1,710)
Total deferred tax asset, net	$15,376	$11,034

The deferred tax asset, net is recorded as a component of other assets in the Consolidated Statements of Condition.

The Company has a net operating loss carry forward (“NOL”) for New York State tax purposes of $2.3 million expiring in 2025. The income tax effect of such NOL is included in Depreciation and other, net.

The income tax effect on the fair value adjustment of available for sale securities and the income tax effect on securities transferred at fair value from available for sale to held to maturity are components of accumulated other comprehensive income (loss).

As a result of a reduction in taxable income for New York State tax purposes, the Company has established a valuation allowance in the amount of $3.0 million and $2.6 million as of December 31, 2005 and 2004, respectively, to reduce the State deferred tax asset to the amount that management believes will more likely than not be realized. As of December 31, 2005 and December 31, 2004, the State deferred tax asset, net of state deferred tax liabilities, is fully reserved by the valuation allowance.

The following is a reconciliation of the statutory Federal income tax rate to the effective income tax rate as a percentage of income before taxes for the years ended December 31:

	2005	2004	2003
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Interest on tax exempt obligations of states and political subdivisions	(2.6)	(2.6)	(2.3)
State income taxes (benefit), net of Federal tax benefit	0.2	(0.7)	0.8
Valuation allowance	0.5	1.7	2.2
Other	(0.6)	(0.3)	(0.3)
Effective tax rate	32.5%	33.1%	35.4%

The Company recently completed a tax examination by the Internal Revenue Service for the tax year ended December 31, 2002. The examination resulted in a $0.6 million adjustment to taxable income that was subsequently taken as a deduction of taxable income on the 2004 Federal income tax return.

The Company is under continuous examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly evaluates the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of tax matters could have an impact on the Company’s effective income tax rate.

9.	BORROWINGS AND LONG-TERM DEBT

The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York (“FHLB”) advances. Short-term securities sold under agreements to repurchase have original maturities of between one and 365 days. The Bank has borrowing availability under master security sale and repurchase agreements through four primary investment firms, the FHLB, and, to a lesser extent, its customers. At December 31, 2005, the Bank had short-term repurchase agreements with the FHLB of $61.0 million at a weighted average interest rate of 4.17 percent. These short-term borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $71.7 million and $70.9 million, respectively. At December 31, 2005, the Bank also had short-term repurchase agreements with customers of $1.3 million at a weighted average interest rate of 3.31 percent, which were collateralized by securities with an aggregate carrying value and estimated fair value of $1.4 million. At December 31, 2004, the Bank had short-term repurchase agreements with the FHLB of $25.0 million at a weighted average interest rate of 2.10 percent. These short-term borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $29.4 million and $29.7 million, respectively. At December 31, 2004, the Bank also had short-term repurchase agreements with customers of $2.3 million at a weighted average interest rate of 1.93 percent, which were collateralized by securities with an aggregate carrying value and estimated fair value of $2.4 million. The Bank did not have any short-term repurchase agreements outstanding with primary investment firms at December 31, 2005 and December 31, 2004.

Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $75.0 million. At December 31, 2005 and 2004, the Bank had no federal funds purchased balances outstanding.

Short-term FHLB advances are borrowings with original maturities of between one and 365 days. There were no short-term advances outstanding with the FHLB at December 31, 2005 and December 31, 2004.

Additional information with respect to short-term borrowings for the three years ended December 31, 2005, 2004, and 2003 is presented in the following table.

	(000’s, except percentages)
Short-Term Borrowings	2005	2004	2003
Balance at December 31	$62,331	$27,323	$292,131
Average balance outstanding	$13,044	$165,140	$63,119
Weighted average interest rate
As of December 31	4.15%	2.09%	1.16%
Paid during the year	3.06%	1.47%	1.17%

The Bank has long-term borrowings, which have original maturities of over one year, of $488.0 million and $515.0 million of securities sold under agreements to repurchase as of December 31, 2005 and 2004, respectively. At both December 31, 2005 and 2004, these borrowings have original terms of between five and ten years at interest rates between 1.99 percent to 6.08 percent that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of December 31, 2005 and 2004, these borrowings were collateralized by securities with an aggregate carrying value of $497.8 million and $518.8 million, and an estimated fair value of $495.1 million and $520.3 million, respectively.

At December 31, 2005, long-term FHLB advances totaled $71.8 million at interest rates of between 4.55 percent to 5.99 percent, compared with $82.7 million at December 31, 2004, at interest rates of between 4.55 percent to 6.05 percent. Advances at December 31, 2005 include $1.8 million of amortizing advances having scheduled periodic payments and $70.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. Advances at December 31, 2004 include $2.7 million of amortizing advances having scheduled periodic payments, $10.0 million that are payable at maturity, and $70.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. At December 31, 2005 and 2004, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $88.3 million and $96.5 million, respectively.

The borrowings/advances may not be repaid by the Bank prior to the scheduled/repurchase payment dates without penalty. The maximum amount of total borrowings outstanding at any month end period during the years ended December 31, 2005, 2004, and 2003 were $697.8 million, $926.2 million, and $893.5 million, respectively. At December 31, 2005, the Bank had sufficient collateral available to borrow approximately $510.7 million under additional collateralized transactions through securities sold under agreements to repurchase and FHLB advances.

At December 31, 2005 and 2004, the Bank held 307,764 shares and 311,354 shares of capital stock of the FHLB with a carrying value of $30.8 million and $31.1 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits a bank’s borrowings to an aggregate of 50 percent of total assets, or for collateral pledged by TPNZ, 75 percent of TPNZ net equity, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at December 31, 2005, with comparative totals for December 31, 2004 and 2003 is as follows:

	(000’s, except percentages)
Long-Term Borrowings	Within 1 Year	After 1 But Within 5 Years	After 5 Years	2005 Total	2004 Total	2003 Total
Contractual Payment Date:
Total long-term borrowings	$10,019	$215,087	$334,722	$559,828	$597,709	$601,374
Weighted average interest rate	4.79%	5.50%	3.64%	4.37%	4.33%	4.21%

Expected Call Date:
Total long-term borrowings	$35,019	$386,087	$138,722	$559,828	$597,709	$601,374
Weighted average interest rate	2.79%	4.45%	4.56%	4.37%	4.33%	4.21%

10.	SUBORDINATED DEBT ISSUED IN CONNECTION WITH CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

The Company has issued $61.9 million of junior subordinated debt in connection with the issuance of $60.0 million of Capital Securities. In accordance with FIN No. 46R, the Company has deconsolidated its investment in the subsidiary trusts, which have issued the Capital Securities. The Consolidated Financial Statements reflect junior subordinated debt issued in connection with the Capital Securities (“subordinated debt”), along with the Company’s investment in common equity of the Trusts. A description of the terms of each issuance of Capital Securities and related subordinated debt (which terms are substantially identical to the related Capital Securities) is discussed below.

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

On July 31, 2001, the Company completed its second issuance of Capital Securities that raised an additional $20 million of regulatory capital ($19.4 million net proceeds after issuance costs). These Capital Securities and related subordinated debt pay dividends and interest on a floating rate basis, based on three month LIBOR plus 358 basis points (current rate as of December 31, 2005 of 7.82 percent), which resets in October, January, April, and July of each calendar year. These Capital Securities, due July 31, 2031, were issued by Trust II, a Connecticut business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust II advanced the proceeds to the Company by purchasing subordinated debt of the Company. These Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until July 31, 2006, and thereafter at a premium which reduces over a five year period. Dividends and interest are paid quarterly in October, January, April, and July.

On June 26, 2002, the Company completed its third issuance of Capital Securities that raised $10.0 million of regulatory capital (approximately $9.7 million net proceeds after issuance costs). These Capital Securities and related subordinated debt pay dividends and interest on a floating rate basis, based on three month LIBOR plus 345 basis points (current rate as of December 31, 2005 of 7.97 percent), which resets in September, December, March, and June of each calendar year. These Capital Securities, which are due June 26, 2032, were issued by Trust III, a Connecticut business trust that was formed by the Company solely to issue these Capital Securities and related common stock. Trust III advanced the proceeds to the Company by purchasing subordinated debt of the Company. These Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until June 26, 2007 at par. Dividends and interest are paid quarterly in September, December, March, and June.

On March 25, 2004, the Company completed its fourth issuance of subordinated debt in connection with the issuance of Capital Securities totaling $10.3 million that raised $10.0 million of regulatory capital ($9,975,000 net proceeds after issuance costs). The Capital Securities and related subordinated debt issued pay dividends and interest on a floating rate basis at a rate equal to three month LIBOR plus 280 basis points (current rate as of December 31, 2005 of 6.95 percent). These Capital Securities due March 25, 2034 were issued by Trust IV, a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust IV advanced the proceeds to the Company by purchasing subordinated debt of the Company. These Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until March 25, 2009, at par. Dividend and interest payments, as well as the reset of the interest rate, occur in April, July, October, and January of each calendar year.

The Company owns 100 percent of the voting securities of each of the Trusts. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trusts under the trust agreements relating to the Capital Securities. The Company’s ability to make interest payments on the subordinated debt is primarily dependent upon the receipt of dividends from the Bank. See Note 11 for a discussion of the limits on the Bank’s ability to pay dividends to the Company.

Capital Securities qualify as Tier I or core capital for the Company under the risk-based capital guidelines of the Board of Governors of the Federal Reserve System (“FRB”) to the extent such Capital Securities equal 25 percent or less of Tier I Capital. Amounts in excess of the foregoing amount will qualify as Tier II or Total Capital. The aggregate amount of Capital Securities total $60.0 million at December 31, 2005, all of which is included in Tier I regulatory capital.

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

As long as no default has occurred and is continuing, the Company has the right under the subordinated debt indentures to defer the payment of interest at any time or from time to time for a period not exceeding five years for any one extension (each such period an “Extension Period”); provided, however, that no Extension Period may extend beyond the stated maturity of the subordinated debt securities. During any Extension Period, the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company’s capital stock (which includes common and preferred stock), (ii) make any payment of principal, interest or premium, if any, on, or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the subordinated debt securities, or (iii) make any guarantee payments with respect to any guarantee by the Company of the debt securities of any subsidiary of the Company if such guarantee ranks pari passu with or junior in interest to the subordinated debt securities, in each case subject to certain exceptions.

Pursuant to the terms of the documents governing the Company’s subordinated debt and the Capital Securities, if the Company is in default under such securities, the Company is prohibited from repurchasing or making distributions, including dividends, on or with respect to its common or preferred stock, and from making payments on any debt or guarantees which rank pari passu with or junior in interest to such securities.

In addition, under the terms of the indentures governing its subordinated debt, the Company may not merge or consolidate with, or sell substantially all of its assets to, any other corporation, person or entity unless: (a) the surviving corporation is a domestic corporation which expressly assumes the Company’s obligations with respect to the subordinated debt and the Capital Securities and related documents; (b) there is no, and the merger or other transaction would not cause a, default under any of the subordinated debt; and (c) certain other conditions are met.

11.	STOCKHOLDERS’ EQUITY

The Company distributed 5 percent common stock dividends on September 23, 2005, September 24, 2004, and September 26, 2003 to stockholders of record on September 9, 2005, September 10, 2004, and September 12, 2003, respectively.

The ability of the Company and the Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company’s ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank’s dividends to the Company in any year may not exceed the sum of the Bank’s undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. In addition, the Bank may not declare and pay dividends more often than quarterly, and no dividends may be declared or paid if there is any impairment of the Bank’s capital stock. At December 31, 2005, the Bank could pay dividends of $66.9 million to the Company without having to obtain prior regulatory approval.

The Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the Capital Securities or related subordinated debt, or if the Company elects to defer payment for up to five years as permitted under the terms of the Capital Securities and related subordinated debt (see Note 10).

As of December 31, 2005, 200,000 shares of common stock are authorized for issuance in connection with a Dividend Reinvestment Plan (currently suspended), of which 98,020 shares have been issued.

During 2005, 2004, and 2003, TPNZ declared and paid dividends totaling approximately $10,000 in each of those years to its non-affiliate minority-interest junior preferred stockholders. Upon the voluntary or involuntary liquidation or dissolution of TPNZ, TPNZ junior preferred stockholders are entitled to receive $1,000 per share, plus a sum equal to all dividends accrued and unpaid to date, out of TPNZ’s assets available under applicable law, before any payment or distribution of assets shall be made on TPNZ’s common stock.

The Company issued 740,258, 188,676, and 302,088 shares of treasury stock in 2005, 2004, and 2003, respectively, in connection with the exercise of stock options. In addition, the Company acquired 422,534, 329,771, and 367,685 common shares at fair value for the treasury in 2005, 2004, and 2003, respectively. Certain treasury stock purchases were made in connection with previously announced stock repurchase programs discussed below. The remaining treasury stock purchases were made in connection with common stock tendered for exercise of stock options. Treasury shares also increased 97,966, 88,324, and 70,401 in 2005, 2004, and 2003, respectively, as a result of common stock dividends.

On December 13, 2005 and December 18, 2003, the Company’s Board of Directors authorized the repurchase of up to 300,000 and 330,750 (adjusted for common stock dividends) common shares, or approximately 1.4 percent and 1.5 percent (as determined at the time of the authorizations), respectively, of the Company’s outstanding common stock. Repurchases of common stock had been authorized to be made from time to time in open-market and private transactions as, in the opinion of management, market conditions may warrant. The repurchased common shares are held as treasury stock and are available for general corporate purposes. For the years ended December 31, 2005 and 2004, the Company purchased 184,772 and 253,200 shares of common stock under the repurchase plans at an aggregate cost of approximately $3.9 million and $5.5 million, respectively.

In connection with the Bank’s Key Employee Supplemental Investment Plan (“KESIP”), amounts deferred by participating employees and contributed by the Bank are invested in Company stock. This investment in Company stock of $2,927,000 at December 31, 2005 and $2,746,000 at December 31, 2004 is included in common stock held for benefit plans, at cost, which is shown as a reduction of stockholders’ equity. The related deferred compensation obligation is also shown as a component of stockholders’ equity (see Note 17).

12.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet or exceed specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices and as presented in the following table. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

	(000’s, except percentages)
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital (to Risk Weighted Assets)	$283,093	16.98%	$133,403	8.0%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	266,823	16.00	66,702	4.0	N/A	N/A
Tier I Capital (to Average Quarterly Assets)	266,823	9.47	112,664	4.0	N/A	N/A

As of December 31, 2004
Total Capital (to Risk Weighted Assets)	$257,262	15.07%	$136,543	8.0%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	241,494	14.15	68,272	4.0	N/A	N/A
Tier I Capital (to Average Quarterly Assets)	241,494	8.15	118,522	4.0	N/A	N/A
Bank
As of December 31, 2005
Total Capital (to Risk Weighted Assets)	$276,560	16.65%	$132,852	8.0%	$166,066	10.0%
Tier I Capital (to Risk Weighted Assets)	260,290	15.67	66,426	4.0	99,639	6.0
Tier I Capital (to Average Quarterly Assets)	260,290	9.32	111,674	4.0	139,593	5.0

As of December 31, 2004
Total Capital (to Risk Weighted Assets)	$253,036	14.85%	$136,290	8.0%	$170,362	10.0%
Tier I Capital (to Risk Weighted Assets)	237,268	13.93	68,145	4.0	102,217	6.0
Tier I Capital (to Average Quarterly Assets)	237,268	8.00	118,666	4.0	148,333	5.0
N/A - Not Applicable
Capital ratios are computed excluding net unrealized gains or losses on available for sale securities, net of tax, which is included in the other comprehensive income (loss) component of stockholders’ equity for financial reporting purposes.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain or exceed minimum capital amounts and ratios as defined in the regulations and set forth in the above tables. Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject and are considered “well capitalized” under regulatory guidelines. Total Capital and Tier I Capital for the Company includes $60 million of Capital Securities.

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that assessment.

13.	EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the years ended December 31 is as follows:

	(000’s, except share amounts)
	2005	2004	2003
Numerator:
Net income	$33,192	$28,065	$29,288
Less preferred stock dividends	10	10	10
Numerator for basic and diluted earnings per common share - net income available to common stockholders	$33,182	$28,055	$29,278
Denominator:
Denominator for basic earnings per common share - weighted average shares	21,606,228	21,407,889	21,458,322
Effect of dilutive securities - director and employee stock options	871,855	1,036,582	612,304
Denominator for diluted earnings per common share - adjusted weighted average shares	22,478,083	22,444,471	22,070,626
Basic earnings per common share	$1.54	$1.31	$1.36
Diluted earnings per common share	$1.48	$1.25	$1.33

Note 17 describes the Company’s director and employee stock option plans.

14.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended by SFAS No. 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments,” requires disclosure of the estimated fair values for certain financial instruments. The estimated fair values disclosed below are as of December 31, 2005 and 2004, and have been determined by using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items due to changes in expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the determination of the estimated fair values.

The fair value estimates presented in the following table are based on pertinent information available to the Company as of December 31, 2005 and 2004. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2005 and 2004, and therefore, current estimates of fair value may differ significantly from the amounts that follow.

	As of December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:		(in millions)
Cash and cash equivalents, and interest bearing deposits in other banks	$81.1	$81.1	$65.6	$65.6
Securities, FHLB stock, and accrued interest and dividends receivable	1,164.9	1,158.3	1,134.2	1,139.5
Loans, net, and accrued interest receivable	1,466.7	1,463.8	1,498.9	1,499.5
Liabilities:
Deposits without stated maturities and accrued interest payable	1,079.2	1,079.2	1,104.6	1,104.6
Time deposits and accrued interest payable	772.5	773.2	756.5	754.0
Securities sold under agreements to repurchase and accrued interest payable	552.5	554.1	544.5	563.5
FHLB advances and accrued interest payable	72.3	73.5	83.2	87.6
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts and accrued interest payable	63.1	66.3	63.0	66.3

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

Financial Instruments with Off-Balance Sheet Risk - As described in Note 16, the Company is a party to financial instruments with off-balance sheet risk at December 31, 2005 and 2004. Such financial instruments include commitments to extend permanent financing and standby letters of credit. If the commitments are exercised by the prospective borrowers, these financial instruments will become interest earning assets of the Company. If the commitments expire, the Company retains any fees paid by the counterparty to obtain the commitment or guarantee.

The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and standby letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 2005 and 2004 approximates the recorded amounts of the related fees, which are not material to the consolidated financial position of the Company.

15.	RELATED PARTY TRANSACTIONS

A summary of the transactions for the years ended December 31, 2005 and 2004, with respect to loans (in excess of $60,000 with respect to each party) to directors, senior executive officers, stockholders whose ownership equals or exceeds 10 percent, and companies in which such related party has a 10 percent or more beneficial interest (“insiders”) is as follows:

	(000’s)
	2005	2004
Balance, January 1,	$772	$611
New loans	281	217
Repayments, other reductions	(59)	(56)
Balance, December 31,	$994	$772

As of December 31, 2005 and 2004, deposits from insiders were $8.3 million and $6.5 million, respectively.

The Company has made payments to organizations in which certain directors have a beneficial interest for services rendered by such organizations. Except as discussed below, such payments are not considered to be material in the aggregate. Fees of approximately $57,000, $420,000 and $50,000 in 2005, 2004, and 2003, respectively, were incurred with respect to a law firm in which a director is a partner. This law firm also represented the Bank for loan closings for which additional fees of approximately $527,000, $301,000, and $585,000 in 2005, 2004, and 2003, respectively, were paid by customers of the Bank. An additional law firm in which a director is the senior partner represented the Bank for loan closings, which resulted in fees paid by customers of the Bank of approximately $19,000, $17,000 and $30,000 in 2005, 2004, and 2003, respectively.

16.	COMMITMENTS AND CONTINGENCIES

At December 31, 2005, the Company and Bank are committed under employment agreements with the Chairman and Chief Executive Officer (“CEO”) and President and Chief Operating Officer (“COO”) requiring an annual salary of $825,000 and $225,000, respectively; annual bonus payments equal to six percent and one percent of net income (as defined) of the Company under the Executive Incentive Bonus Plan, respectively (see Note 17); and annual stock option grants of 142,370 shares and 53,389 shares, respectively, issued at fair value at the date of grant (110 percent of fair value for incentive stock options if the key officer’s ownership of the Company equals or exceeds 10 percent at the date of grant); and other benefits for the term of the agreements.

The CEO’s employment agreement, dated as of November 16, 2003, is for a five-year term, expiring November 16, 2008, while the President’s agreement dated as of July 28, 2004, is for a three-year term, expiring July 28, 2007. The CEO’s contract also requires minimum annual salary increases of $30,000. Both of the agreements include change in control provisions, requiring certain payments, including an amount equal to three times annual salary and bonus payments (as defined), in the event of a voluntary or involuntary termination of employment with the Company or the Bank following a change in control.

The Company and the Bank were also committed under a letter agreement at December 31, 2005 with the former Senior Executive Vice President and Chief Financial Officer (the “CFO”), pursuant to which the CFO provided notice of his decision to retire from his positions with the Company and the Bank, and from all other positions held with any subsidiaries or affiliates of the Company or the Bank, effective as of the close of business on January 6, 2006. The letter agreement further provided, among other things, that from the date of the letter agreement through January 6, 2006, the CFO continued to receive the salary and bonus currently provided for under his terminated Employment Agreement, continued to be treated as an employee of the Company and the Bank for the purposes of participation in employee benefit plans and programs of the Company and the Bank (other than stock option plans), and continued to be provided with certain insurance coverage and indemnification. As of the close of business on January 6, 2006, the letter agreement had expired commencing with the CFO’s retirement.

In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying Consolidated Financial Statements. At December 31, 2005 and 2004, formal credit lines and loan commitments, which are primarily loans collateralized by real estate and credit card lines, approximated $535.6 million and $492.9 million, and outstanding standby letters of credit totaled $41.9 million and $41.3 million, respectively. Such amounts represent the maximum risk of loss on these commitments.

Standby letters of credit are issued to guarantee financial performance or obligations of the Bank’s customers. Generally, standby letters of credit are either partially or fully collateralized by cash, real estate, or other assets, and, in some cases, are not collateralized. In most cases, personal guarantees are obtained. At December 31, 2005 and 2004, there has been no specific liability recorded for standby letters of credit. However, standby letters of credit are considered in the Bank’s evaluation of its reserve for unfunded loan commitments and standby letters of credit.

The Bank is an approved Freddie Mac seller/servicer. At December 31, 2005, the principal balance of the loans sold or exchanged with Freddie Mac that remain uncollected totaled $11.4 million. The Bank is committed to service these loans.

The Bank is required to report deposits directly to the Federal Reserve Bank of New York (“FRBNY”) and to maintain reserves on a portion of these deposits. At December 31, 2005, the reserve requirement for the Bank totaled $23.7 million.

The Company is party to various legal proceedings arising in the ordinary course of business, none of which, in the opinion of management based on advice from legal counsel, will have a material adverse effect on the Company’s consolidated financial position.

Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early states, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty, or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may be incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

The Company provides reserves for such matters in accordance with SFAS No. 5, “Accounting for Contingencies,” as required. The ultimate resolution may differ from the amounts reserved, if any.

17.	EMPLOYEE BENEFIT PLANS

Executive Incentive Bonus Plan

The Company provides an Executive Incentive Bonus Plan whereby certain key officers of the Company and/or the Bank (two of whom are directors of the Company and the Bank and are stockholders, and one of whom is a stockholder) are entitled to compensation in addition to their salaries at varying percentages of the Company’s or Bank’s net income (as defined). The total amount of such additional compensation cannot exceed 15 percent of the Company’s net income (as defined) in any year. Incentive compensation under the Executive Incentive Bonus Plan aggregated $3.9 million during 2005, $3.3 million during 2004, and $3.5 million during 2003.

Employee Stock Ownership Plan (With 401(k) Provisions)

The Company maintains for the benefit of its employees an Employee Stock Ownership Plan (With 401(k) Provisions) (“KSOP”).

The 401(k) feature of the KSOP allows eligible employees of the Company and its affiliates to elect investment of their voluntary contributions in a fund that purchases common stock of the Company or in twelve other investment funds. Employees may elect to defer, through voluntary contributions, up to fifteen percent of compensation ($14,000 maximum in 2005), except for participants that are 50 years of age or older who may contribute an additional amount ($4,000 in 2005). The Company may elect to match fifty percent of the employee’s voluntary contributions up to an amount equal to four percent of the employee’s eligible compensation. Employer matching contributions for the years ended December 31, 2005, 2004, and 2003 aggregated approximately $654,000, $618,000, and $545,000, respectively.

Under the Employee Stock Ownership feature, covering substantially all of the Company’s full-time employees, the optional cash contribution determined by the Board of Directors, intended to be invested in the Company’s common stock, was $250,000 for the year ended December 31, 2005. The Company did not make an optional cash contribution for the years ended December 31, 2004 and 2003. The Company and Bank paid directly expenses attributable to the KSOP of approximately $76,000, $70,000, and $82,000 in 2005, 2004, and 2003, respectively. Shares purchased with the Company’s contribution are allocated to participants on the basis of their relative compensation (as defined). The cumulative amount of shares allocated vest over the first seven years of a participant’s service. After completion of seven years of credited service, all shares allocated (and to be allocated) are fully vested. Any forfeited shares are allocated to other participants based on compensation (as defined).

Tappan Zee also had an Employee Stock Ownership Plan (the “ESOP”) for the benefit of eligible Tarrytowns employees, which was assumed by the Company upon its acquisition of and merger with Tappan Zee in 1998, and merged with the KSOP on September 30, 1999. In 1995, the ESOP borrowed approximately $1.3 million from Tappan Zee (assumed by the Company) and used the funds to purchase 213,484 shares (as adjusted for common stock splits and dividends) of Company common stock. The Bank made monthly contributions to the KSOP sufficient to fund the debt service requirements over the ten-year term of the loan, which matured in September 2005. The unallocated shares were held in a suspense account by the KSOP trustee, and a portion of such shares were allocated to all KSOP participants at each year end. Shares released from the suspense account were allocated to participants on the basis of their eligible relative compensation (as defined). Participants become vested in the shares allocated to their respective accounts in the same manner as described in the preceding paragraph for optional contributions. Any forfeited shares are allocated to other participants based on compensation (as defined).

Shares allocated to participants and committed for release to participants totaled 4,170, 16,638, and 17,882 (as adjusted for common stock splits and dividends) for the years ended December 31, 2005, 2004, and 2003, respectively. Expense recognized with respect to such shares allocated and released amounted to approximately $99,000, $380,000, and $282,000 for the years ended December 31, 2005, 2004, and 2003, respectively, based on the average fair value of Company common stock for each period. As of December 31, 2005, all shares have been allocated to KSOP participants and the Bank’s loan has been reduced to zero.

Key Employees’ Supplemental Investment Plans

The Bank maintains the KESIP, established solely for the purpose of providing, to certain key management personnel who participate in the KSOP, benefits attributable to contribution allocations that would otherwise be made under the KSOP except for Internal Revenue Service (“IRS”) limitations. Under the KESIP, salary reduction contributions may be made in excess of the limitations on annual contributions imposed by Internal Revenue Code Section 415, and the Bank shall elect to match up to fifty percent of the employee’s voluntary KESIP contribution (to the extent such election is made under the KSOP), not to exceed four percent of the employee’s compensation (less the amount of the employer matching contribution under the KSOP). The Bank must also contribute an amount equivalent to the KSOP optional contribution that would otherwise have been made to participating employees in the KSOP had it not been for IRS limitations. The Bank’s matching and optional contributions under the KESIP for the years ended December 31, 2005, 2004, and 2003 were $75,000, $86,000, and $68,000, respectively.

All compensation deferred into the KESIP is immediately invested in shares of Company stock. In addition, distributions from the KESIP will be made in Company stock. The deferred compensation obligation and the shares held in trust for deferred compensation are recorded at historical cost and are included as separate components of stockholders’ equity, which is included in common stock held for benefit plans.

The Bank also maintains a Key Employees Supplemental Diversified Investment Plan (“KESDIP”). The KESDIP is similar in terms to the KESIP, except that investments made by the KESDIP trust may be in diversified assets, excluding common stock of the Company. All investments in the KESDIP are reflected in the Consolidated Financial Statements in other assets at fair market value. The Bank’s matching and optional contributions (which are reduced to the extent of contributions made to the KSOP and KESIP) under the KESDIP for the years ended December 31, 2005, 2004, and 2003 were $91,000, $98,000, and $91,000, respectively.

STOCK OPTION PLANS

Director Stock Option Plans

In 2005, 1998, and 1989, the stockholders of the Company approved Director Stock Option Plans (the “Director Plans”) for an aggregate of 525,000, 588,306, and 928,052 shares (after adjustment for stock splits and dividends), respectively, of the Company’s common stock to be issued to all non-employee members of the Company’s Board of Directors.

The 2005 Director Plan has a term of ten years. Final awards under the 1989 Director Plan were made, effective with approval of the 1998 Director Plan. Final awards under the 1998 Director Plan were made, effective with approval of the 2005 Director Plan. Options may not be exercised prior to the first anniversary of the date of grant and expire ten years after the date of grant. There were 430,189 shares (as adjusted for common stock splits and dividends) remaining to be granted at December 31, 2005 under the 2005 Director Plan.

Under the terms of the 2005 Director Plan, as approved by the stockholders of the Company on May 25, 2005, each eligible director will receive, effective as of the close of each annual meeting of stockholders of the Company, a non-qualified option (after adjustment for stock splits and stock dividends) to purchase a fixed number of shares of common stock at an exercise price equal to the fair market value of such shares on the date of the grant. The number of shares subject to the option is based on the number of years of service completed by the eligible director. After two years of service, the eligible director is entitled to an option covering 1,338 shares (as adjusted for common stock splits and dividends). Each additional year of service entitles the eligible director to an option covering an additional 1,338 shares, until the director has completed 15 years of the eligible service, after which the director is entitled to an option covering 24,915 shares (as adjusted for common stock splits and dividends).

Under the Tappan Zee Directors’ Stock Option Plan (the “Tappan Zee Directors’ Plan”), which was assumed by the Company, 80,057 shares (after adjustment for stock splits and stock dividends) were authorized for issuance to outside Directors for option exercises. Option terms and conditions are similar to those under the Tappan Zee Stock Option Plan (see Employee Stock Option Plans below), except that all director options are non-qualified options. There have been 66,710 options (after adjustment for stock splits and dividends) issued under this plan. Upon the change in control that resulted when Tappan Zee was acquired by the Company, all options under this plan became vested. There are 13,347 shares (as adjusted for common stock splits and dividends) available for future grant under this plan, which will expire in 2006.

A summary of the Director Plans and the Tappan Zee Directors’ Plan activity and related information for the years ended December 31, 2005, 2004, and 2003 follows:

	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1,	630,216	$12.54	576,902	$10.84	631,338	$9.99
Granted	94,811	20.14	92,129	20.20	89,450	$14.33
Exercised	(72,134)	8.29	(38,815)	5.44	(143,886)	$9.28
Outstanding at December 31,	652,893	$14.11	630,216	$12.54	576,902	$10.84
Exercisable at December 31,	558,082	$13.09	538,086	$11.23	487,447	$10.19

Weighted average fair value of options granted during the year	$6.44		$8.00		$5.09

The following table summarizes the range of exercise prices on stock options outstanding and exercisable for the Director Plans and the Tappan Zee Directors’ Plan at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 4.80 to $ 9.74	100,609	2.9 years	$7.83	100,609	$7.83
9.75 to 12.17	139,285	3.9	10.73	139,285	10.73
12.18 to 14.60	226,060	5.9	13.98	226,060	13.98
14.61 to 20.20	186,939	8.9	20.17	92,128	20.20
$ 4.80 to $20.20	652,893	5.9 years	$14.11	558,082	$13.09

Employee Stock Option Plans

Under the 1993 and 1984 Incentive Stock Option Plans, and the 2005, 2001, and 1997 Employee Stock Option Plans for key employees of the Company and its subsidiaries, and the Tappan Zee Stock Option Plan, which were assumed by the Company (collectively, the “Employee Stock Option Plans”), the issuance of both incentive and nonqualified stock options up to an aggregate of 8,475,515 shares (after adjustment for stocks splits and stock dividends) were authorized for grant at prices at least equal to the fair value of the Company’s common stock at the time the options are granted (for incentive stock options, 110 percent of fair value for grants to an employee who, at the time of the grant, owns stock aggregating 10 percent or more of the combined voting power of all classes of stock of the Company).

For the 1993 and 1984 Incentive Stock Option Plans, and the 2005, 2001 and 1997 Employee Stock Option Plans, each option holder may exercise up to 50 percent of his or her options after a three month period subsequent to the grant date and may exercise the remaining 50 percent six months after the grant date. The options granted have a maximum exercisable term of ten years from the date of grant (not more than five years in the case of incentive stock options granted to an employee who, at the time of grant, owns stock aggregating 10 percent or more of the total combined voting power of all classes of stock of the Company). The option shares and related prices are adjusted for stock splits and stock dividends. There were 1,769,902 shares (as adjusted for common stock splits and dividends) remaining to be granted at December 31, 2005 under the 2005 Employee Stock Option Plan. The 2005 Employee Stock Option Plan has a term of ten years. No additional shares will be granted under the 1993 and 1984 Incentive Stock Option Plans or the 2001 and 1997 Employee Stock Option Plan.

Options under the Tappan Zee Stock Option Plan have a ten-year term and vest ratably over five years from the date of grant. Each option, however, became fully exercisable upon the change in control of Tappan Zee. At December 31, 2005, shares available for future grants totaled 53,368 (as adjusted for common stock splits and dividends) for the Tappan Zee Stock Option Plan, which will expire in 2006.

A summary of the Employee Stock Option Plans’ activity and related information for the years ended December 31, 2005, 2004, and 2003 follows:

	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1,	2,963,830	$13.16	2,710,412	$11.85	2,568,863	$10.61
Granted	430,077	20.13	457,370	19.72	496,121	14.57
Exercised	(716,110)	13.58	(203,623)	10.45	(346,731)	6.51
Expired or forfeited	(25,062)	14.65	(329)	17.96	(7,841)	15.39
Outstanding at December 31,	2,652,735	$14.16	2,963,830	$13.16	2,710,412	$11.85
Exercisable at December 31,	2,651,175	$14.16	2,963,830	$13.16	2,648,889	$11.72
Weighted average fair value of options granted during the year	$6.43		$7.95		$5.58

The following table summarizes the range of exercise prices on stock options outstanding and exercisable under the Employee Stock Option Plans at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 4.63 to $ 9.74	152,933	3.1 years	$7.91	152,933	$7.91
9.75 to 14.60	1,777,414	4.7	12.31	1,777,414	12.31
14.61 to 21.91	636,940	8.8	19.69	636,940	19.69
21.92 to 24.34	85,448	8.6	22.58	83,888	22.59
$ 4.63 to $24.34	2,652,735	5.7 years	$14.16	2,651,175	$14.16

Director Retirement Plans

Effective May 19, 1999, the Company adopted the Retirement Plan for non-employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the “Director Retirement Plan”). A non-employee Director who has served for a period of fifteen years is eligible to receive benefits. Vesting of benefits under the Director Retirement Plan accelerate in the event of change in control. Upon retirement, the non-employee Director shall be paid $2,000 per month for a period not to exceed ten years. In the event of death of the non-employee Director, after commencement of retirement payments but prior to the conclusion of the ten year payment period, the payments shall be paid to his or her spouse at a rate of 50 percent of the retirement payment over the remaining term of the retirement payment period, or through the date of the spouse’s death if it occurs prior to completion of the payment period. Alternatively, the retiree may choose a lump sum payment equivalent to the present value of $200,000 paid in equal monthly installments over the ten year period, discounted based on an interest rate equal to the average ten-year advance rate from the FHLB, for the thirty days prior to the election. The Director Retirement Plan is unfunded.

At December 31, 2005 and 2004, the Company has recorded a liability of $549,000 and $522,000 to provide for the actuarial present value of payments expected to be made under the Director Retirement Plan. The discount rate used to compute the present value obligation is 5.25 percent for both 2005 and 2004. At December 31, 2005 and 2004, a net intangible asset of $140,000 and $255,000, respectively, is recorded, reflecting the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee Directors. Benefit cost for the Director Retirement Plan for the years ended December 31, 2005, 2004, and 2003 was approximately $143,000, $134,000, and $129,000, of which $15,000, $11,000, and $10,000 represents current service cost, $100,000, $95,000, and $92,000, represents amortization of prior service cost, and $28,000, $28,000, and $27,000 represents interest, respectively. Payments made under the Director Retirement Plan to retired non-employee Directors were approximately $107,000 during the year ended December 31, 2003.

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

The accumulated projected benefit obligation of the Deferred Compensation Plan aggregated $0.5 million at December 31, 2005 and $0.7 million at December 31, 2004. The present value of the accumulated projected benefit obligation is based on a discount rate of 4.40 percent and 5.00 percent as of December 31, 2005 and 2004, respectively. Expenses for this plan for the years ended December 31, 2005, 2004, and 2003 were $57,000, $12,000, and $96,000, respectively.

For financial reporting purposes, the cash surrender values of the life insurance contracts are not considered plan assets but instead are included in the Company’s consolidated statements of condition. At December 31, 2005 and 2004, the cash surrender values of purchased life insurance policies were approximately $690,000 and $645,000, respectively. The total death benefits payable under the insurance policies amounted to approximately $1.2 million at December 31, 2005.

Postretirement Health Care Benefits

Substantially all Tarrytown’s employees were eligible for postretirement health care (medical and dental) benefits if they met certain age and length of service requirements. This plan was terminated on September 1, 1998, and only employees vested on that date will continue to receive benefits under this plan. A liability of $0.1 million has been recorded to reflect an amount approximately equal to the Medicare Supplemental premiums for the three remaining participants.

The Bank also has established a Postretirement Health Care Plan. Under this plan, eligible retirees are entitled to participate in the Bank’s group health care plan but are responsible for premium payments.

Severance Plan

On January 30, 2002, the Company’s Board of Directors approved the U.S.B. Holding Co., Inc. Severance Plan (“Severance Plan”), which provides for severance benefits in the event of an involuntary termination in connection with a change in control of the Company (as defined). The Severance Plan covers all employees not otherwise covered by an employment contract. The purpose of the Severance Plan is to attract and retain capable personnel, address concerns of the Company’s employees regarding job security and help ensure that employees secure benefits, which they legitimately expect in the normal course of their employment. Benefits, which range from two weeks to forty weeks of compensation (as defined), are based on years of service.

18.	SEGMENT INFORMATION

The Company has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based upon how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with deposits and other borrowings, and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Southern Connecticut, and the surrounding area. For the years ended December 31, 2005, 2004, and 2003, there is no customer that accounted for more than 10 percent of the Company’s revenue.

19.	CONDENSED FINANCIAL INFORMATION OF U.S.B. HOLDING CO., INC. (PARENT COMPANY ONLY)

Condensed statements of condition are as follows:

	(000’s) December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$3,789	$4,961
Securities available for sale (at estimated fair value)	114	116
Investment in common stock of bank subsidiary	257,464	237,441
Other assets	9,874	6,094
TOTAL ASSETS	$271,241	$248,612
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$5,230	$4,708
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	61,858	61,858
Stockholders’ equity	204,153	182,046
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$271,241	$248,612

Condensed statements of income are as follows:

	(000’s) Years Ended December 31,
	2005	2004	2003
Income:
Dividends from bank subsidiary	$15,500	$5,200	$13,300
Gains on securities transactions	—	66	—
Other income	150	129	24
Total income	15,650	5,395	13,324
Expenses:
Interest on subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	4,834	3,968	3,441
Other expenses	1,427	1,529	944
Total expenses	6,261	5,497	4,385
Income (loss) before equity in undistributed income of subsidiary and benefit for income taxes	9,389	(102)	8,939
Equity in undistributed income of subsidiary	21,886	26,398	18,518
Income tax benefit	1,917	1,769	1,831
NET INCOME	$33,192	$28,065	$29,288

Condensed statements of cash flow are as follows:

	(000’s) Years Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$33,192	$28,065	$29,288
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on securities transactions	—	(66)	—
Equity in undistributed income of subsidiary	(21,886)	(26,398)	(18,518)
Other - net	(1,608)	3,472	(1,977)
Net cash provided by operating activities	9,698	5,073	8,793
Investing activities:
Proceeds from sale of available for sale securities	—	100	—
Purchases of available for sale securities	—	—	(16)
Net cash provided by (used for) investing activities	—	100	(16)
Financing activities:
Dividends paid - common	(11,659)	(9,569)	(7,623)
Net proceeds from exercise of common stock options	4,713	740	1,652
Net proceeds from issuance of subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	—	9,975	—
Purchases of treasury stock	(3,924)	(5,466)	(4,223)
Net cash used for financing activities	(10,870)	(4,320)	(10,194)
(Decrease) increase in cash and cash equivalents	(1,172)	853	(1,417)
Cash and cash equivalents at beginning of year	4,961	4,108	5,525
Cash and cash equivalents at end of year	$3,789	$4,961	$4,108

Report of Independent Registered Public Accounting Firm

Deloitte.

To the Board of Directors and Stockholders of
U.S.B. Holding Co., Inc.
Orangeburg, New York

We have audited the accompanying consolidated statements of condition of U.S.B. Holding Co., Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S.B. Holding Co., Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of and for the year ended December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 13, 2006

Management Report on Internal Control Over Financial Reporting

March 13, 2006

To the Stockholders
U.S.B. Holding Co., Inc.

The management of U.S.B. Holding Co., Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

The financial statements have been audited by an independent registered public accounting firm, Deloitte & Touche LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent registered public accounting firm during their audit were valid and appropriate. The independent registered public accounting firm’s report is presented on page 47.

Internal Control

Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f), and for the Company’s bank subsidiary, Union State Bank, in conformity with the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income (“Call Report Instructions”). The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s Management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of Management and the Directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements. The internal control contains monitoring mechanisms and actions that are taken to correct deficiencies identified.

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

Management, including the Company’s principal executive officer and principal financial officer, assessed the Company’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America and, for Union State Bank, in conformity with the Call Report Instructions as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2005, the Company maintained effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America, and for Union State Bank, in conformity with the Call Report Instructions.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is presented on page 50.

Compliance with Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders, and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with those designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Union State Bank has complied, in all material respects, with the designated safety and soundness laws and regulations referred to above for the year ended December 31, 2005.

/s/ Thomas E. Hales	/s/ Thomas M. Buonaiuto
Thomas E. Hales	Thomas M. Buonaiuto
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Deloitte.

To the Board of Directors and Stockholders of
U.S.B. Holding Co., Inc.
Orangeburg, New York

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that U.S.B. Holding Co., Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation by Union State Bank (the Company’s wholly-owned bank subsidiary) of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for consolidated reports of condition and income. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
March 13, 2006

Management's Discussion and Analysis of Financial Condition and Results of Operations

This section presents discussion and analysis of the financial condition and results of operations of U.S.B. Holding Co., Inc. (the “Company”) and its subsidiaries, including Union State Bank (the “Bank”) and its wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc., USB Delaware Inc. (from the date of its incorporation, September 12, 2003), and TPNZ Preferred Funding Corp. (“TPNZ”), a majority-owned subsidiary of USB Delaware Inc., and Ad Con, Inc. Union State Capital Trust I, Union State Statutory Trust II, and USB Statutory Trust III were consolidated through the year ended December 31, 2003 (with Union State Statutory Trust IV established in March 2004 (the “Trusts”)). As required by FIN 46R, on December 31, 2003, the Company deconsolidated all of the Trusts in existence as of that date and recorded subordinated debt issued to the Trusts and the Company’s investments in the common equity of the Trusts as of December 31, 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data contained elsewhere in this report.

Selected Financial Data	(000’s, except share data)
	Years Ended December 31,
	2005	2004	2003	2002	2001
Operating Results:
Total interest income	$158,533	$145,696	$131,215	$125,419	$132,040
Total interest expense	63,970	57,561	54,191	52,904	70,716
Net interest income	94,563	88,135	77,024	72,515	61,324
Provision for credit losses	611	3,687	2,513	4,109	1,684
Gains on securities transactions	—	1,199	8,383	6,405	2,064
Income before income taxes	49,156	41,925	45,319	40,912	31,627
Net income	33,192	28,065	29,288	27,034	20,761
Basic earnings per common share*	1.54	1.31	1.36	1.27	0.98
Diluted earnings per common share*	1.48	1.25	1.33	1.23	0.96
Cash dividends per common share*	0.54	0.45	0.35	0.31	0.28
Weighted average common shares*	21,606,228	21,407,889	21,458,322	21,312,705	21,194,200
Adjusted weighted average common shares*	22,478,083	22,444,471	22,070,626	21,994,776	21,700,394

	December 31,
	2005	2004	2003	2002	2001
Financial Position:
Total loans, net	$1,459,820	$1,492,872	$1,433,923	$1,336,273	$1,158,534
Total assets	2,758,226	2,746,270	2,906,462	2,542,866	2,040,126
Total deposits	1,847,202	1,858,218	1,775,049	1,551,787	1,425,958
Borrowings	622,159	625,032	893,505	504,094	417,570
Subordinated debt issued in connection with/and corporation-obligated mandatory redeemable capital securities of subsidiary trusts	61,858	61,858	51,548	50,000	40,000
Stockholders’ equity	204,153	182,046	168,293	156,011	135,200

	2005 Quarters				2004 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Quarterly Results of Operations (Unaudited):
Interest income	$41,274	$40,546	$39,492	$37,221	$38,670	$36,750	$36,020	$34,256
Net interest income	23,875	23,785	23,915	22,988	23,509	22,492	21,817	20,317
Provision for credit losses**	40	95	85	391	3,023	110	343	211
Gains on securities transactions	—	—	—	—	2	—	85	1,112
Gains on sales of loans	—	314	—	—	—	—	—	—
Income before income taxes	12,892	12,463	12,721	11,080	8,778	11,355	10,761	11,031
Net income	8,561	8,431	8,809	7,391	6,152	7,519	7,037	7,357
Basic earnings per common share*	0.39	0.39	0.41	0.34	0.29	0.35	0.33	0.34
Diluted earnings per common share*	0.38	0.37	0.39	0.33	0.27	0.34	0.31	0.33

*	Share amounts are adjusted for the five percent common stock dividend distributed in September 2005.
**	The higher level of the provision for credit losses during the fourth quarter of 2004 reflects an increase in charge-offs. See Note 5 to the Consolidated Financial Statements.

Average Balances and Interest Rates	(000’s, except percentages) Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits	$243	$5	2.06%	$474	$6	1.27%	$169	$1	0.59%
Federal funds sold	65,826	2,193	3.33	27,458	347	1.26	61,406	638	1.04
Securities:
U.S. government agencies	636,477	35,466	5.57	784,112	38,414	4.90	537,395	24,520	4.56
Mortgage-backed securities	363,784	16,339	4.49	397,373	13,469	3.39	464,335	15,587	3.36
Obligations of states and political subdivisions	96,962	6,263	6.46	81,644	5,439	6.66	68,560	5,127	7.48
Corporate securities, FHLB stock and other securities	32,093	1,602	4.99	41,117	800	1.95	31,552	1,114	3.53
Loans, net	1,483,093	99,050	6.68	1,475,462	89,335	6.05	1,391,689	86,274	6.20
Total interest earning assets	2,678,478	160,918	6.01%	2,807,640	147,810	5.26%	2,555,106	133,261	5.22%
Non-interest earning assets	114,862			112,191			105,321
TOTAL	$2,793,340			$2,919,831			$2,660,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
NOW	$187,537	$1,499	0.80%	$167,787	$739	0.44%	$137,270	$581	0.42%
Money market	173,734	2,680	1.54	222,829	2,702	1.21	158,303	2,002	1.26
Savings	436,963	5,806	1.33	426,031	2,372	0.56	434,945	2,775	0.64
Time	755,886	22,624	2.99	739,379	18,412	2.49	698,372	18,435	2.64
Total interest bearing deposits	1,554,120	32,609	2.10	1,556,026	24,225	1.56	1,428,890	23,793	1.67
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	606,410	26,527	4.37	788,661	29,368	3.72	681,920	26,957	3.95
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	61,858	4,834	7.81	59,447	3,968	6.67	50,000	3,441	6.88
Total interest bearing liabilities	2,222,388	63,970	2.88%	2,404,134	57,561	2.39%	2,160,810	54,191	2.51%
Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	344,807			322,753			282,469
Other liabilities	32,708			19,011			54,906
Stockholders’ equity	193,437			173,933			162,242
TOTAL	$2,793,340			$2,919,831			$2,660,427
NET INTEREST INCOME		$96,948			$90,249			$79,070
NET YIELD ON INTEREST EARNING ASSETS (NET INTEREST MARGIN)			3.62%			3.21%			3.09%

The data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35 percent and the applicable state and local income tax rates. The effect of the tax equivalent adjustment to interest income on total interest earning assets was $2.4 million, $2.1 million, and $2.0 million for the years ended December 31, 2005, 2004, and 2003, respectively. Non accruing loans are included in average balances of loans, net. The net amount of loan origination and commitment fees, net of certain direct loan origination costs for the years ended December 31, 2005, 2004, and 2003 of $2.3 million, $3.1 million, and $2.8 million respectively, are included in interest income on loans, net.

Forward-Looking Statements: Statements contained herein, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, senior management may make forward-looking statements orally to analysts, investors, the media and others. These forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “intend,” “should,” “will,” “would,” “could,” “may,” “planned,” “estimated,” “potential,” “outlook,” “predict,” “project” and similar terms and phrases, including references to assumptions.

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

The accounting policies described below are those that most frequently require management to make estimates and judgments and, therefore, are critical to understanding the Company’s results of operations. The more critical policies given the Company’s current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses, reserve for unfunded loan commitments and standby letters of credit and provision for credit losses, the classification of securities as either held to maturity or available for sale and evaluation of other than temporary impairment of securities, and the evaluation of valuation reserves for deferred tax assets. In addition to the discussion below and Notes to the Consolidated Financial Statements, the Company’s practice on each of these accounting policies is further described in the applicable sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loans: The Company’s decision to classify loans as non-performing is judgmental in nature, but generally loans are placed on non-performing status when they are past due 90 days or more (180 days for credit cards) or earlier if management determines that the loan will become non-performing in the near future. At the time a loan is placed on non-performing status, interest accrued but not collected is reversed. Interest payments received while a loan is on non-performing status are either applied to reduce principal or, based on management’s estimate of collectibility, recognized as income. As reported in the Notes to the Consolidated Financial Statements, as of December 31, 2005, non-accrual assets were $9.0 million and potential problem loans that may result in being placed on nonaccrual status in the near future were $49,000.

Allowance for Loan Losses: The determination of the allowance for loan losses (the “allowance”), reserve for unfunded loan commitments and standby letters of credit (the “reserve”) and provision for credit losses (the “provision”) is judgmental in nature. The process of evaluating the loan portfolio, classifying loans and determining the allowance, reserve, and provision is described beginning on page 80. As a substantial amount of the Company’s loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuation of properties are critical in determining the amount of the allowance or reserve required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

Securities: The classification of securities is determined by management at the time of purchase, and the reasoning and analysis of the classification is described beginning on page 63. Securities classified as held to maturity are carried at amortized cost, while those identified as available for sale are carried at estimated fair value with the resulting gain or loss, net of income tax, included in other comprehensive income (loss), which is a component of stockholders’ equity. Accordingly, a misclassification would have a direct effect on stockholders’ equity. Securities in an unrealized loss position are periodically evaluated for other than temporary impairment. Management considers the effect of interest rates, credit ratings and other factors on the valuation of such securities, as well as the Company’s ability to hold such securities until a forecasted recovery or maturity occurs. A substantial amount of the investment portfolio consists of triple-A rated credits, and, therefore, substantially all unrealized losses are due to interest rate factors. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all held to maturity securities to available for sale. The Company has never sold or reclassified held to maturity securities to available for sale other than in specifically permitted circumstances.

Valuation Reserve for Deferred Tax Assets: The determination of the valuation reserve for deferred tax assets (“tax valuation reserve”) is based on an evaluation of projected taxable income in which the net deductible timing differences are expected to reverse, and the ability to carry forward or back losses to years in which taxable income will be or was generated. For Federal tax purposes, losses may be carried back two years and forward 20 years. As the Company has recorded substantial taxable income in the past two years, significantly in excess of net Federal deferred tax assets, it is more likely than not that any net Federal deferred tax asset will be realized. New York State allows losses to be carried forward for 20 years but does not allow losses to be carried back for banking institutions. Therefore, the determination of any tax valuation reserve for New York State deferred tax assets is based on projected taxable income. In making this determination, management considers it more likely than not that the current year’s taxable income is indicative of the highest level of income that will be generated in future periods when the net timing differences reverse. If the projected amount of future taxable income decreases or increases (based on an analysis of the current year’s taxable income), the tax valuation reserve will increase or decrease, respectively.

Overview

The Company’s primary business is obtaining deposits through its retail branch system, and commercial and municipal relationships, and lending to both a retail and commercial customer base. A substantial amount of loans are secured by real estate, including construction projects. The Company also generally acquires triple-A credit rated securities to invest deposits in excess of loan production, and borrows on a wholesale basis to leverage capital and manage interest rate risk. The Company operates through its 29 full service branches (as of January 23, 2006) and its four loan centers in Rockland, Westchester and Orange Counties, and Stamford, Connecticut.

The Company’s primary source of revenue is net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. The Company also derives income from non-interest income sources such as service charges on deposit accounts, gains on sales of securities, and other forms of income. Net interest income and non-interest income support the Company’s operating expenses and provision for credit losses.

As the Company’s primary source of income is net interest income, the interest rate environment has a significant effect on revenue, which is discussed in greater detail under “Net Interest Income” and “Market Risk.” The market for and credit quality of loans is also impacted by interest rates, as well as the local economy. Deposits are also sensitive to interest rates, local economic conditions, and the attractiveness of alternative investments, such as stocks, bonds, mutual funds, and annuities.

As discussed in “Net Interest Income” and “Market Risk,” a declining interest rate environment and flattening yield curve will have the effect of reducing the net interest margin. The Company’s balance sheet has shifted from an asset sensitive position to a liability sensitive position during 2005, primarily as a result of the acceleration of principal payments from floating rate securities and proceeds being reinvested in fixed rate securities, as well as the Company’s deposit base moving to shorter term maturities. Continued low interest rates, a further reduction in interest rates, and a flattening or inverted yield curve may further reduce the net interest margin as deposits reprice at higher rates from historical lows, while interest earning assets will not reprice at higher yields. However, a steepening of the yield curve will most likely increase the net interest margin due to an increase in yields on interest earning assets and management’s ability to reprice the deposit base at a slower rate. As such, beginning during the second half of 2004 through the end of 2005, net interest income was positively impacted as interest rates increased. Higher interest rates may also impact credit quality and loan production, as borrowers must pay more for debt service. Credit quality, however, has been well managed by the Company in varying economic cycles due to strong underwriting standards and loan monitoring processes.

Also significant to the Company’s net income and earnings per common share is the ability to generate quality interest earning assets in the form of loans and securities at reasonable interest spreads to maintain and increase net interest income. Due to the flattening and at times inverted yield curve, intense competition for loans, and difficulty in obtaining acceptable yields and structures on security investments, increasing the Company’s interest earning assets, while managing interest rate risk, is proving to be challenging. In addition, significant loan prepayments, and calls and accelerated principal payments on securities are also impacting the Company’s ability to increase interest earning assets.

Comparison of Results of Operations

The Company’s net income was $33.2 million for the year ended December 31, 2005, an 18.3 percent increase compared to 2004. Net income was $28.1 million for the year ended December 31, 2004, a 4.2 percent decrease from 2003 net income of $29.3 million.

The increased net income for 2005, compared to 2004, reflects an increase in net interest income, a significant decrease in the provision for credit losses, gains on sales of loans, and a decrease in the effective rate for the provision for income taxes. These increases were partially offset by a decrease in non-interest income and an increase in non-interest expenses, as well as gains on securities transactions in 2004. There were no gains on securities transactions for the 2005 period. The decrease in net income for 2004, compared to 2003, primarily reflects a significant decrease in gains on securities transactions, as well as an increase in the provision for credit losses and non-interest expenses. The decrease in net income was partially offset by an increase in net interest income and non-interest income, and a decrease in the effective rate for the provision for income taxes.

Diluted earnings per common share increased 18.4 percent to $1.48 in 2005, compared to the $1.25 recorded in 2004, while diluted earnings per common share decreased 5.8 percent in 2004 compared to the $1.33 recorded in 2003, reflecting higher net income in 2005 and lower net income in 2004, respectively, as compared to the prior year periods. Return on average common stockholders’ equity was 17.15 percent in 2005, compared to 16.13 percent in 2004, and 18.05 percent in 2003. Return on average total assets in 2005 was 1.19 percent, compared to 0.96 percent in 2004, and 1.10 percent in 2003.

Net interest income for 2005 rose to $94.6 million, a 7.3 percent increase over the $88.1 million recorded in 2004, while 2004 net interest income increased 14.4 percent compared to the $77.0 million recorded in 2003. The increase in net interest income in 2005 resulted primarily from an increase in the net interest margin on a tax equivalent basis to 3.62 percent, compared to 3.21 percent in 2004, partially offset by a decrease in average interest earning assets, primarily securities. The increase in net interest income in 2004 primarily resulted from a continuing growth of average interest earning assets, primarily loans and securities. The increase in net interest income in 2004 was also due to an increase in the net interest margin on a tax equivalent basis to 3.21 percent compared to 3.09 percent in 2003. Net interest income during the three years was also negatively impacted by interest foregone on non-performing assets of $0.3 million in 2005, $0.2 million in 2004, and $0.4 million in 2003.

Non-interest income for 2005 and 2004 decreased $1.1 million and $7.1 million, compared to 2004 and 2003, respectively. The 2005 decrease was primarily due to lower gains on securities transactions and fees from service charges on deposit accounts, partially offset by higher other income and gains on sales of loans. The 2004 decrease was primarily due to lower gains on securities transactions and other income, partially offset by higher fees from service charges on deposit accounts.

The provision for credit losses decreased $3.1 million and increased $1.2 million in 2005 and 2004, respectively, as compared to the prior year periods. The 2005 decrease was attributable to a lower level of net loan production as a result of a significant amount of loan prepayments and a lower level of net charge-offs compared to 2004. The significant charge-offs in 2004 are related to one non-performing real estate construction loan recorded by the Bank’s wholly owned subsidiary, Dutch Hill Realty Corp. (the “Dutch Hill Loan”). The Dutch Hill Loan balance was reduced to zero as of February 2005.

The overall increases in revenues were partially offset by a 2.3 percent and 13.9 percent increase in non-interest expenses in 2005 and 2004, respectively. The increase in 2005 reflects higher salaries and employee benefits and advertising and business development expense. The increases in 2004 primarily reflect higher costs of salaries and employee benefits, occupancy and equipment costs, professional fees, communication costs, intangible amortization associated with bank and branch acquisitions, and other costs. The increase in non-interest expenses in 2004 includes approximately $1.7 million of professional fees related to litigation involving the Dutch Hill Loan, compliance with the Sarbanes-Oxley Act of 2002, and the Company’s evaluation of strategic opportunities. The increases in non-interest expenses in both years reflect the Company’s investment in people, new products, branches, and technology.

Under the revised SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123R”), the Company will account for stock based compensation using a fair value based method in the financial statements for the first interim or reporting period beginning after December 15, 2005. The effect of complying with SFAS No. 123R will have a significant impact on operating expenses, as well as the Company’s net income and earnings per common share, as disclosed in Note 3 to the Consolidated Financial Statements.

The effective rate for the provision for income taxes was 32.5 percent, 33.1 percent, and 35.4 percent for the years ended December 31, 2005, 2004, and 2003, respectively. The decrease in 2005 was primarily due to the satisfactory completion of Federal tax examinations for prior income tax years. The 2004 decrease was primarily due to lower state income taxes and a decrease in income tax reserves as a result of the satisfactory completion of state tax examinations for prior income tax years.

Each of the components of net income is discussed in further detail throughout Management’s Discussion and Analysis.

The Company’s total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of eight percent, as the total capital ratio equaled 16.98 percent and 15.07 percent at December 31, 2005 and 2004, respectively. The Company’s leverage capital ratio was 9.47 percent at December 31, 2005 and 8.15 percent at December 31, 2004, which also exceeds regulatory guidelines.

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

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2005 and 2004, and the years ended December 31, 2004 and 2003, on a tax equivalent basis.

	(000’s)
	2005 Compared to 2004 Increase (Decrease) Due to Change in			2004 Compared to 2003 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income:
Interest bearing deposits	$(3.7)	$2.7	$(1.0)	$3.1	$1.9	$5.0
Federal funds sold	848.5	997.5	1,846.0	(405.9)	114.9	(291.0)
Securities:
U.S. government agencies	(7,794.6)	4,846.6	(2,948.0)	11,952.8	1,941.2	13,894.0
Mortgage-backed securities	(1,213.6)	4,083.6	2,870.0	(2,256.9)	138.9	(2,118.0)
Obligations of states and political subdivisions	991.8	(167.8)	824.0	912.3	(600.3)	312.0
Corporate securities, FHLB stock and other securities	(209.5)	1,011.5	802.0	275.8	(589.8)	(314.0)
Loans, net	459.7	9,255.3	9,715.0	5,161.5	(2,100.5)	3,061.0
Total interest earning assets	(6,921.4)	20,029.4	13,108.0	15,642.7	(1,093.7)	14,549.0
Interest Expense:
Deposits:
NOW	95.6	664.4	760.0	130.1	27.9	158.0
Money market	(667.0)	645.0	(22.0)	782.2	(82.2)	700.0
Savings	62.9	3,371.1	3,434.0	(56.8)	(346.2)	(403.0)
Time	421.4	3,790.6	4,212.0	1,053.1	(1,076.1)	(23.0)
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	(7,456.0)	4,615.0	(2,841.0)	4,043.6	(1,632.6)	2,411.0
Subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	166.1	699.9	866.0	630.7	(103.7)	527.0
Total interest bearing liabilities	(7,377.0)	13,786.0	6,409.0	6,582.9	(3,212.9)	3,370.0
Increase in interest differential	$455.6	$6,243.4	$6,699.0	$9,059.8	$2,119.2	$11,179.0

The variance, not solely due to rate or volume, is allocated between the rate and volume variances based upon their absolute relative weights to the total change. Nonaccruing loans are included in average balances for purposes of computing changes in average volume and rate. The net amount of loan origination and loan commitment fees, net of certain direct loan origination costs for the years ended December 31, 2005 and 2004 of $2.3 million and $3.1 million, respectively, are included in interest income on loans, net.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income is positively impacted by a combination of increases in interest earning assets over interest bearing liabilities, and an increase in the net interest spread between interest earning assets and interest bearing liabilities. Net interest income is adversely impacted by a combination of a decrease in interest earning assets over interest bearing liabilities, and a decrease in the net interest spread between interest earning assets and interest bearing liabilities. Net interest income of $96.9 million on a tax equivalent basis for 2005 reflects a 7.4 percent increase over the $90.2 million in 2004. Net interest income on a tax equivalent basis for 2004 rose 14.1 percent over the $79.1 million for 2003. Net interest income benefited from the increase in the excess of average interest earning assets over average interest bearing liabilities to $456.1 million in 2005, from $403.5 million and $394.3 million in 2004 and 2003, respectively.

Interest income is determined by the volume of, and related interest rates earned on, interest earning assets. Interest income on a tax equivalent basis for 2005 increased to $160.9 million or by 8.9 percent as compared to 2004, which increased to $147.8 million or by 10.9 percent as compared to 2003. An increase in the average rate in all categories, except obligations of states and political subdivisions, contributed to a higher level of interest income in 2005 compared to 2004, partially offset by an overall decrease in all categories except federal funds sold, obligations of states and political subdivisions, and loans. An overall increase in volume in all categories of interest earning assets, except federal funds sold and mortgage-backed securities, and an increase in the average rate on U.S. government agencies, mortgage-backed securities, federal funds sold, and interest bearing deposits, partially offset by a decrease in the average rate on loans, obligation of states and political subdivisions, and corporate securities, FHLB stock and other securities contributed to a higher level of interest income in 2004, as compared to 2003.

The increase in net interest income due to changes in average rate in 2005 compared to 2004, primarily resulted from higher yields on floating rate securities and loans as a result of the FRB raising short-term interest rates a total of 200 basis points during 2005. The decrease in net interest income due to changes in average rate in 2004 compared to 2003 primarily resulted from lower loan yields despite an increasing interest rate environment as a result of the FRB raising short-term interest rates a total of 125 basis points during 2004.

Average interest earning assets decreased in 2005 to $2,678.5 million compared to $2,807.6 million in 2004 and $2,555.1 million in 2003, reflecting a 4.6 percent decrease and 9.9 percent increase in 2005 and 2004, respectively. The Company’s ability to make changes in the asset mix enables management to capitalize on more desirable yields, as available, related to various interest earning assets.

Interest income on federal funds sold increased in 2005 due to higher volume and average rate, while such income decreased in 2004 due to a lower volume, partially offset by a higher average rate as compared to the prior year. The level of federal funds sold is dependent upon the amount of loan and deposit growth, cash flow requirements, and yields on alternative security investments. To a lesser extent, investments in interest bearing deposits are also an alternative to federal funds sold.

The average balances of total securities decreased in 2005 and increased in 2004. The decrease in 2005 was due to calls, maturities, and principal payments from amortizing securities, as well as management’s decision to not implement a significant amount of leveraging strategies during the year. The increase in 2004 was due primarily to efforts to effectively leverage capital, as well as management’s efforts to balance the risk and liquidity of the entire portfolio.

Interest income on total securities increased in both 2005 and 2004 compared to the prior years. The increase in 2005 was primarily due to higher average interest rates on all categories except obligations of states and political subdivisions, partially offset by lower volume for all categories except obligations of states and political subdivisions. The increase in 2004 was primarily due to higher volume for all categories, except mortgage-backed securities, and higher average rates on U.S. government agencies securities and mortgage-backed securities, partially offset by a decrease in average interest rates on obligations of states and political subdivisions and corporate securities, FHLB stock and other securities.

Loans are the largest component of interest earning assets and, due to their significance, are carefully reviewed with respect to the Company’s overall interest rate sensitivity position. Interest income on loans in 2005 increased due to higher volume and average rates. Interest income on loans in 2004 increased due to higher volume, partially offset by lower average rates. In 2005, average net loan balances increased $7.6 million to $1,483.1 million compared to 2004, while average net loans increased $83.8 million in 2004 to $1,475.5 million compared to 2003. Net loans outstanding decreased $36.0 million to $1,459.8 million at December 31, 2005 from $1,492.9 million at December 31, 2004, or a 2.5 percent decrease, compared to an increase of $58.9 million, or 4.1 percent, in 2004 compared to 2003. Loan interest income was also negatively impacted by interest income foregone on nonaccrual loans of $331,000 in 2005, $157,000 in 2004, and $404,000 in 2003.

Interest expense is a function of both the volume and rates paid for interest bearing liabilities. Interest expense in 2005 increased $6.4 million, or 11.1 percent to $64.0 million, and in 2004 increased $3.4 million to $57.6 million, or 6.2 percent, compared to $54.2 million in 2003. Average balances in all categories increased in both 2005 and 2004, except for money market deposits in 2005 and savings deposits in 2004. Average retail, commercial, and municipal deposits increased in 2005 and 2004 primarily due to continuing growth of deposits in existing branches from ongoing business development efforts, and in 2004, the acquisition of Reliance Bank and brokered deposits of $25.0 million. The increase in interest expense on interest bearing deposits in 2005 was due to increases in volume in all categories except money market deposits and higher average rates in all categories. The increase in 2004 was due to increases in volume in all categories, except savings deposits, partially offset by a decrease in average rate in all categories, except NOW accounts.

Non-interest earning deposits are an integral aspect of liability management and have a positive impact on the determination of net interest income. The level of non-interest bearing average demand deposits increased 6.8 percent in 2005 to $344.8 million from $322.8 million in 2004, which was a 14.3 percent increase compared to $282.5 million in 2003.

The Company utilizes federal funds purchased, securities sold under agreements to repurchase and FHLB advances (“borrowings”) to fund loan growth in excess of deposit growth and to leverage the Company’s capital by funding security investments. Interest expense on borrowings decreased in 2005 due to a decrease in volume, partially offset by an increase in rate. Interest expense increased on borrowings in 2004 due to increases in volume, partially offset by a decrease in rate.

Subordinated debt issued in connection with corporation-obligated mandatory redeemable securities of subsidiary trusts are issued to provide Tier I regulatory capital with interest that is deductible for federal and state income tax purposes. Such securities are issued on both a fixed and floating rate basis. Interest expense increased on these securities in 2005 due to an increase in the average rate in 2005 and in 2004 as a result of an increase in securities issued in 2004.

The net interest spread on a tax equivalent basis for the years ended December 31, 2005, 2004, and 2003 is as follows:

Net Interest Spread Analysis

	2005	2004	2003
Average interest rate on:
Total average interest earning assets	6.01%	5.26%	5.22%
Total average interest bearing liabilities	2.88	2.39	2.51
Total average interest bearing liabilities and demand deposits	2.49	2.11	2.22
Net interest spread excluding demand deposits	3.13%	2.87%	2.71%
Net interest spread including demand deposits	3.52%	3.15%	3.00%

In 2005, the net interest spread increased due to yields on assets increasing at a faster rate than yields on interest bearing liabilities from 200 basis points of short-term rate increases by the FRB and an asset sensitive balance sheet during a significant part of 2005. In 2004, the net interest spread increased due to a modest increase of the overall yield on interest earning assets, while yields on interest bearing liabilities declined, partially offset by increased leveraging of the balance sheet at narrower spreads with shorter-term low interest rate borrowings to maximize net interest spreads.

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

The Company’s balance sheet at December 31, 2005 is liability sensitive during the short-term period (one year and less). If the yield curve maintains a slightly inverted position whereby short-term interest rates are at levels higher than medium to long-term interest rates or a relatively flat position, compression of the net interest margins may occur and the Company’s net interest income would be negatively affected. This is due to the liability sensitivity of the Company’s balance sheet from the acceleration of principal payments on loans and securities and reinvestment in fixed rate securities, which is primarily the result of a decrease in investments in floating rate securities that reprice based on spreads over the London Interbank Borrowing Rate (“LIBOR”), or the prime rate, and prepayments of loans.

Non-Interest Income

Non-interest income consists of gains on securities transactions, gains on sales of loans, service charges and fees on deposit accounts, and other income. The Company generates increases in non-interest income primarily from new and larger existing retail and commercial deposits and loan relationships, increased bank services offered to retail and commercial customers, and prudently managing the security portfolio in order to recognize gains on securities when appropriate.

Non-interest income for 2005 was $7.9 million compared to $9.0 million for 2004, and $16.0 million in 2003. The decrease in 2005, as compared to 2004, is primarily due to gains on securities transactions during 2004 of $1,199,000, and lower service charges and fees of $658,000, partially offset by higher other income of $453,000 and gains on sales of loans of $314,000. Non-interest income in 2004 reflects lower gains on securities transactions of $7,184,000, lower other income of $183,000, partially offset by increases in service charges and fees of $316,000, as compared to 2003.

Gains on securities transactions in 2004 were the result of gains realized on sales of available for sale securities. There were no gains on securities transactions realized in 2005. During 2005, the Company sold $7.2 million of residential mortgages to Freddie Mac and realized a gain of $314,000.

Service charges and fees on deposit accounts decreased 15.5 percent in 2005 and increased 8.0 percent in 2004 compared to the prior years. The decrease in 2005 reflects higher deposit balances maintained by commercial loan customers and the loss of several chronically overdrawn accounts. The increases in 2004 and 2003 reflect higher NSF (non sufficient funds) income, primarily from higher fees generated from commercial accounts.

The 2005 increase in other income primarily reflects higher letter of credit and credit card fees, income from merchant credit card transactions, and other non-interest income. The 2005 increase was partially offset by lower fee income from investment product sales and lower loan prepayment fees compared to the prior year. The decrease in other income in 2004 reflects decreases in loan prepayment and brokered loan fees, as well as decreases in other non-interest income. The 2004 decrease was partially offset by increases in merchant credit card income and fee income on investment product sales. Loan prepayment fees decreased in 2005 and 2004, as compared to the prior periods, due to a lower amount of loan refinancing in the lower interest rate environment during the prior year periods. Letter of credit fees fluctuate depending on the needs of the Bank’s customer base, particularly those involved in real estate development. Increases in other fee categories reflect increased marketing efforts.

Non-Interest Expenses

Non-interest expenses are primarily incurred to support the existing operations and growth of the Company, to increase its market share and customer base, support the Company’s investment in people and technology, and handle administrative functions. Non-interest expenses rose to $52.7 million for 2005, or 2.3 percent over the $51.5 million for 2004, compared to a 13.9 percent increase in 2004 over the $45.2 million for 2003. These increases reflect increased business volume and investments in people and technology consistent with the Company’s business strategy, and in 2004, approximately $1.7 million for professional fees incurred in connection with litigation costs related to the Dutch Hill Loan, compliance with the Sarbanes-Oxley Act of 2002, and the Company’s evaluation of strategic opportunities.

The Company’s efficiency ratio (a lower ratio indicates greater efficiency) that compares non-interest expense to total adjusted revenue (taxable equivalent net interest income, plus non-interest income, excluding gains on securities transactions and gains on sales of loans) was 50.41 percent in 2005 compared to 52.5 percent in 2004, and 52.2 percent in 2003. The decrease in efficiency ratio in 2005 as compared to 2004 is partially due to an increase in the net interest margin combined with a relatively smaller increase in non-interest expenses. The increase in the efficiency ratio in 2004, as compared to 2003, is partially due to a lower net interest margin and higher non-interest expenses.

Salaries and employee benefits, the largest component of non-interest expenses, rose 7.7 percent in 2005 to $33.2 million, compared to a 13.9 percent increase in 2004 to $30.9 million from the $27.1 million in 2003. The increases in both years reflect the costs of additional personnel necessary for the Company to work towards increases in its customer base, as well as annual merit increases. Increases in salaries and employee benefits in both 2005 and 2004 were also attributable to higher medical costs incurred and bonuses earned, which are necessary to be competitive in attracting and retaining high quality and experienced personnel, as well as costs associated with related payroll taxes and other employee benefits.

The percentages of salaries and employee benefits as a percentage of total non-interest expenses for 2005, 2004, and 2003 are set forth in the following table:

	2005	2004	2003
Employees at December 31,
Full-time employees	377	367	351
Part-time employees	39	43	34
Salaries and employee benefits	(000’s, except percentages)
Salaries	$17,806	$17,206	$15,280
Payroll taxes	1,843	1,774	1,588
Medical plans	3,936	3,775	2,992
Incentive compensation plans	6,891	5,542	5,411
Deferred compensation and employee retirement plans	2,132	1,948	1,268
Other	624	613	542
Total	$33,232	$30,858	$27,081
Percentage of salaries and employee benefits to total non-interest expenses	63.1%	59.9%	59.9%

Occupancy and equipment expenses decreased in 2005 to $7,759,000, a 1.1 percent decrease compared to the 2004 amount of $7,849,000, which represents an increase of 14.1 percent over 2003. The decrease in 2005 is a result of decreases in rent expense and building maintenance due to the closing of the Mamaroneck branch in the 2005 first quarter, a decrease in maintenance expense related to the network infrastructure, and less depreciation expense due to fully depreciating certain fixed assets. The 2005 decrease was partially offset by increases in real estate taxes from adjustments of real estate taxes on owned properties in the prior year and higher utility costs due to rising energy prices. The increase in 2004 is due to the acquisition of Reliance Bank and its full service branch, increased utilization of the Company’s Corporate Headquarters, higher maintenance costs associated with the in-house IBM AS-400 computer and capital investments over the last several years in systems designed to enhance product delivery, communications, and bank-wide operating and processing capabilities. The 2004 increase was partially offset by adjustments of real estate taxes on owned properties.

Advertising and business development expense increased to $2,704,000, a 3.1 percent increase, compared to the $2,622,000 recorded in 2004, which reflects a decrease of 2.8 percent compared to 2003. The increase in 2005 is principally due to a new cable television and print ad campaign to further promote the Company’s brand, “Do business with us, do better with us.” The decrease in 2004 is primarily due to lower costs incurred for promotional and special events.

Professional fees decreased 31.1 percent to $1,926,000 in 2005 from $2,796,000 in 2004, which was a 97.7 percent increase from the $1,414,000 recorded in 2003. The 2005 decrease reflects lower professional fees in connection with litigation related to the Dutch Hill loan and a decrease in fees due to efficiencies obtained in compliance with the Sarbanes-Oxley Act of 2002. The increase in 2004 reflects higher professional fees in connection with litigation related to the Dutch Hill Loan, compliance with the Sarbanes-Oxley Act of 2002, and the evaluation of strategic opportunities undertaken in the latter part of 2004.

Communications expense decreased 19.1 percent in 2005 to $1,218,000 from $1,506,000 in 2004, a 15.3 percent increase from $1,306,000 in 2003. The decrease in 2005 reflects a decrease in costs to support the network infrastructure, while 2004 reflects increased costs related to data and telephone lines.

Stationery and printing expense decreased 11.5 percent to $572,000 in 2005 from $646,000 in 2004 and decreased 16.5 percent from $774,000 recorded in 2003. The decreases in expense in 2005 reflect a reduction in miscellaneous supplies for the branch network. The decrease in expense in 2004 reflects the Company’s increased use of in-house printing and technology.

Amortization of intangibles increased by $20,000 to $1,146,000 in 2005 compared to 2004, and increased by $111,000 to $1,126,000 in 2004 compared to 2003. The increases in 2005 and 2004 reflect additional amortization related to the core deposit intangible allocated in the Reliance Bank acquisition in March 2004.

Other non-interest expenses, as reflected in the following table, increased slightly in 2005 and 2004. The increase in other non-interest expense in 2005 primarily reflects higher credit card related costs associated with bonus awards, partially offset by a decrease in outside services and consulting fees. The increase in 2004 primarily reflects higher expenses due to increased courier fees from additional locations and customer pick-ups, Internet related fees, outside services and consulting fees and fees related to the conversion of Reliance Bank. The increase in other non-interest expenses in 2004 was substantially offset by a decrease in credit card related costs due to lower accruals for bonus awards.

	(000’s, except percentages)
Other non-interest expenses	2005	2004	2003
Other insurance	$384	$370	$367
Courier fees	629	615	598
Dues, meetings, and seminars	544	528	466
Outside services	888	1,018	761
U.S.B. Foundation, Inc.	250	250	250
Credit card related costs	535	346	760
Other	640	699	600
Total	$3,870	$3,826	$3,802
Percentage of total non-interest expenses	7.3%	7.4%	8.4%

To monitor and control the level of non-interest expenses and non-interest income, the Company continually monitors the system of internal budgeting, including analysis and follow-up of budget and prior period variances.

Income Taxes

Income tax provisions of $15,964,000, $13,860,000, and $16,031,000 were recorded in 2005, 2004, and 2003, respectively. The Company is currently subject to a statutory Federal tax rate of 35.0 percent, the higher of a New York State tax of 7.5 percent of New York State income, a tax on alternative income, or a tax on assets, and a Metropolitan Transportation tax of 17.0 percent of the New York State tax (as defined), a Connecticut State tax rate of 7.5 percent of Connecticut State income, a New York City tax rate of 9.0 percent of New York City income, and a Delaware State Franchise tax based on the number of authorized shares. The Company paid a New York State tax on assets in 2005 and 2004. The Company’s overall effective income tax rate was 32.5 percent in 2005, 33.1 percent in 2004, and 35.4 percent for 2003.

The lower effective income tax rate in all years as compared to statutory rates primarily reflects lower state income taxes and investments in tax exempt municipal bonds, as well as an adjustment to the income tax reserves from the completion of New York State and Federal income tax examinations of prior years in 2005 and 2004, respectively. As a result of a reduction in taxable income for state tax purposes, the Company has established a valuation allowance at December 31, 2005 and 2004 in the amount of $3.0 million and $2.6 million, respectively, to fully reserve the amount of the state deferred tax assets that is more likely than not, in management’s judgment, not realizable. Other pertinent income tax information is set forth in the Notes to the Consolidated Financial Statements.

Comparison of Financial Condition

Securities Portfolio

Securities are selected to provide safety of principal and liquidity, produce income on excess funds during structural changes in the composition of deposits during cyclical and seasonal changes in loan demand, and to leverage capital. The amount of securities purchased and maintained in the securities portfolio is dependent on the level of deposit growth in excess of loan growth, the ability to leverage capital, while maintaining adequate capital ratios and managing interest rate risk, and the ability of the Bank to borrow wholesale funds. In order to manage liquidity and control interest rate risk, the Company’s investment strategy focuses on a combination of securities that have short maturities, adjustable-rate securities or those whose cash flow patterns result in a lower degree of interest rate risk, and investments in fixed rate securities with longer-term maturities and call options by the issuer to maximize yield.

The Bank’s investment policy includes a determination of the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold securities until a forecasted recovery or maturity occurs, they are classified as held to maturity and are carried at amortized historical cost. Securities held for indefinite periods of time and not intended to be held to maturity include securities that management intends to use as part of its asset/liability strategy and that may be sold in response to changes in interest rates, prepayment risk, and other factors. Such securities are classified as available for sale and carried at estimated fair value.

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

The Company has continued to exercise its conservative approach to investing by purchasing high credit quality investments and controlling interest rate risk by investing in securities with periodic cash flow or with interest rates that reprice periodically, and longer-term maturities to complement the asset/liability structure of the balance sheet. Generally, most securities may be used to collateralize borrowings and public deposits. As a result, the securities portfolio is an integral part of the Company’s funding strategy. The securities portfolio, including the Bank’s investment in FHLB stock, of $1,153.6 million and $1,122.9 million at December 31, 2005 and 2004, consists of securities held to maturity totaling $746.9 million and $502.2 million, securities available for sale totaling $376.0 million and $589.6 million, and FHLB stock of $30.8 million and $31.1 million, respectively.

Securities, including FHLB stock, represent 42.2 percent, 46.5 percent, and 43.1 percent of average interest earning assets in 2005, 2004, and 2003, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company’s asset/liability strategy. The size of the securities portfolio will depend on deposit and loan growth, the ability of the Company to take advantage of leverage opportunities, and the availability of high quality and rated securities with acceptable yields and structures. The carrying value, estimated fair value, weighted average yields, and maturity distributions of securities and information on securities in a gross unrealized loss position are included in the Notes to the Consolidated Financial Statements.

Obligations of U.S. government agencies principally include Federal Home Loan Bank, Fannie Mae and Freddie Mac debentures and notes. At December 31, 2005 and 2004, the outstanding balances held in such U.S. government agency securities totaled $710.4 million and $583.2 million, respectively. For 2005, U.S. government agency securities increased $127.3 million due to purchases of $345.0 million in U.S. government agency bonds, net discount accretion of $0.2 million, and $0.7 million of amortization of the loss on transfer of available for sale securities to held to maturity, which were partially offset by redemptions of $217.3 million and a decrease in the fair value of available for sale securities of $1.3 million. For 2004, U.S. government agency securities decreased $213.2 million as purchases of $594.7 million in U.S. government agency bonds, net discount accretion of $0.6 million, and an increase in the fair value of available for sale securities of $5.6 million were offset by net sales and redemptions of $805.0 million and a reduction of $9.1 million as a result of the transfer from available for sale to held to maturity as previously discussed. In 2005, the net new purchases of callable U.S. government agency securities were in fixed rate, while in 2004 net new purchases were both fixed and floating rate as the yields and spreads on these obligations were considered attractive.

The Company invests in mortgage-backed securities, including collateralized mortgage obligations (“CMOs”), which are primarily issued by Ginnie Mae, Fannie Mae, and Freddie Mac. Ginnie Mae securities are backed by the full faith and credit of the U.S. Treasury, assuring investors of receiving all of the principal and interest due from the mortgages backing the securities. Fannie Mae and Freddie Mac guarantee the payment of interest at the applicable certificate rate and the full collection of the mortgages backing the securities. However, these securities are not backed by the full faith and credit of the U.S. Treasury.

Mortgage-backed securities, including CMOs, decreased $119.4 million to $304.3 million, and decreased $24.4 million to $423.7 million at December 31, 2005 and 2004, respectively. The decrease in 2005 was due to principal paydowns of $158.0 million and a decrease in fair value of available for sale securities of $2.4 million, partially offset by purchases of $40.9 million and net discount accretion of $0.1 million. The decrease in 2004 was due to sales of $104.2 million, principal paydowns of $156.9 million, and net premium amortization of $0.1 million, partially offset by purchases of $234.0 million and an increase in the estimated fair value of available for sale securities of $2.8 million.

The following table sets forth additional information concerning mortgage-backed securities, including CMOs, as of the periods indicated:

	(000’s) December 31,
	2005	2004	2003
U.S. government agency:
Mortgage-backed securities:
Fixed rate	$169,346	$164,609	$124,958
Adjustable rate	—	—	2,078
Collateralized mortgage obligations:
Adjustable rate	134,709	259,030	321,011
Other	235	32	39
Total	$304,290	$423,671	$448,086

Purchases and sales of mortgage-backed securities, including CMOs, are transacted when management considers such activities appropriate in order to react to market conditions to restructure the portfolio and manage interest rate risk. Fixed rate mortgage-backed securities provide a higher yield and cash flow for reinvestment in different interest rate environments. Interest rates on floating-rate CMO securities periodically adjust at certain spreads to market indices and typically contain maximum lifetime caps. Mortgage-backed securities cash flow is sensitive to changes in interest rates as principal prepayments generally accelerate during periods of declining interest rates and decrease during periods of rising interest rates.

The outstanding balances in obligations of states and political subdivisions at December 31, 2005 and 2004 were $108.0 million and $84.8 million with purchases of $34.4 million and $31.5 million, and net discount accretion of $0.1 million in 2005, partially offset by maturities and other decreases of $11.3 million and $21.4 million during 2005 and 2004, respectively. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. The obligations are principally New York State political subdivisions with diversified final maturities and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

The Company invests in medium-term corporate debt securities, bank and other equity securities, and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase. The Company had outstanding balances in corporate securities of $0.1 and $0.2 million at December 31, 2005 and 2004, respectively, consisting of bank and other equity securities.

The total investment in FHLB stock was $30.8 million and $31.1 million at December 31, 2005 and 2004, respectively. The decrease in 2005 reflects redemptions of $40.8 million, partially offset by purchases of $40.5 million. The increase in 2004 reflects purchases of $54.2 million, partially offset by redemptions of $53.7 million. The Bank is a member of the FHLB. As a prerequisite to obtaining increased funding from the FHLB, the Bank may be required to purchase additional shares of FHLB stock. Conversely, the FHLB may require the Bank to redeem shares of FHLB stock if the Bank’s borrowings from the FHLB decline.

Except for securities of the U. S. government agencies (principally callable and mortgage-backed securities), Freddie Mac, Ginnie Mae, Fannie Mae, and Federal Home Loan Bank, there were no obligations of any single issuer that exceeded ten percent of stockholders’ equity at December 31, 2005 and 2004.

Loan Portfolio

Loans represent the largest and highest yielding earning asset of the Company. Loan volume is dependent on the Bank’s ability to originate loans in the competitive markets in which it operates. Critical factors include the credit worthiness of borrowers, the economy of the Bank’s markets, and the level of interest rates. Also, impacting net loan growth is the level of loan prepayments, which occur more frequently in the current low interest rate environment. The Company continues to originate a significant portion of loans collateralized by real estate within the markets it primarily conducts business. The favorable economic conditions for both commercial and residential real estate and the credit worthiness of new and existing customers allowed the Bank to increase net loans outstanding in 2004, while significant loan prepayments in 2005 resulted in a decrease in net loans outstanding.

The increase in the loan portfolio and maintaining the loan portfolio’s performance is an integral part of the Company’s business strategy and revenue growth. During 2005, the average balance of net loans of the Company increased $7.6 million to $1,483.1 million, and increased $83.8 million in 2004 to $1,475.5 million, as compared to the 2003 average balance of $1,391.7 million. At December 31, 2005, loans outstanding decreased $33.1 million to $1,475.0 million, or a 2.2 percent decrease compared to loans outstanding at December 31, 2004. The 2005 loan decrease resulted from a decrease in construction and land development loans of $35.3 million; a decrease in demand loans of $18.2 million; a decrease in commercial mortgages of $8.1 million; a decrease in installment loans of $0.6 million; and a decrease in other loan categories net of deferred loan commitment fees of $3.5 million, partially offset by increases in residential mortgage and home equity loans of $28.6 and $3.6 million and credit card loans of $0.4 million.

Loans outstanding at December 31, 2004 increased $59.4 million to $1,508.1 million, or 4.1 percent as compared to loans outstanding at December 31, 2003. The 2004 loan growth resulted from: an increase in construction and land development loans of $20.7 million; an increase in residential mortgage loans of $10.0 million; an increase in time and demand loans of $26.9 million; an increase in home equity loans of $19.7 million; an increase in credit card loans of $0.8 million; and an increase in other loan categories, net of deferred loan commitment fees of $3.0 million; partially offset by decreases in commercial mortgages and installment loans of $20.9 million and $0.8 million, respectively.

Real estate collateralized loans consisting of construction mortgages, interim and permanent commercial mortgages, home equity, and residential mortgages represent 88.9 percent and 87.6 percent of total gross loans at December 31, 2005 and 2004, respectively. Commercial mortgages, residential mortgages, and construction and land development loans will continue to be emphasized, as these loans represent quality real estate secured loans. At December 31, 2005 and 2004, the Company had approximately $242.7 million and $221.6 million of committed but unfunded commercial mortgage loans, construction and land development loans, and $81.0 million and $83.0 million of committed and unfunded residential mortgage loans (both first and junior liens), respectively.

Time and demand loans are loans to businesses and individuals that are secured by collateral other than real estate (i.e., accounts receivable and inventory) or are unsecured. These loans decreased to $147.7 million in 2005 from $165.9 million in 2004, and $139.0 million in 2003. The Company will continue its efforts to diversify its loan portfolio and offer a number of commercial customers (including commercial real estate customers) their lines of credit. Installment loans to individuals and businesses decreased in 2005 to $7.2 million from $7.8 million in 2004, which was a decrease from $8.6 million in 2003, as the Company experienced competition for these loans.

The Bank currently provides Union State Bank Visa and MasterCard credit cards. At December 31, 2005 and 2004, the Bank had unused credit card lines of $41.3 million and $36.2 million, and outstanding balances of $6.8 million and $6.4 million, respectively. The credit card business allows the Company to increase its consumer lending.

At December 31, 2005 and 2004, time and demand, installment, credit card, and other loans represented 11.1 percent and 12.4 percent of gross loans, respectively.

It is the Company’s policy to discontinue the accrual of interest on loans when, in the opinion of management, a reasonable doubt exists as to the timely collectibility of the amounts due. Regulatory requirements generally prohibit the accrual of interest on certain loans when principal or interest is due and remains unpaid for 90 days or more (with the exception of credit card loans for which the criteria is 180 days past due). Nonaccrual loans, which are primarily collateralized by real estate, increased at December 31, 2005 to $9.0 million compared to $1.6 million at December 31, 2004, and $6.1 million as of December 31, 2003.

Net income is adversely impacted by the level of non-performing assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provisions for credit losses, incur collection costs, and other costs associated with the management and disposition of foreclosed properties.

The most significant non-performing loans have typically been construction and real estate related commercial loans, and commercial lease finance loans. Although the Bank has an aggressive foreclosure policy, the process is often slow and can be hampered by legal and market factors. Loans considered to be impaired were $16.0 million and $1.3 million at December 31, 2005 and 2004, respectively. Net loan charge-offs against the allowance for loan losses were $0.1 million in 2005, compared to $3.2 million in 2004 and $1.9 million in 2003. The charge-offs in 2004 and 2003 reflect $3.2, million and $1.8 million, respectively, related to the Dutch Hill Loan.

The increase in non-performing loans in 2005 is the result of loans related to two customer relationships of which loans related to one relationship have been placed on nonaccrual status as a result of fraudulent activity by the borrower related to the real estate collateral of the loans. The loans related to the other customer relationship involve a real estate construction project that has experienced unexpected delays in completing the construction. The loans in both relationships are supported by personal guarantees. The decrease in non-performing loans in 2004 is primarily due to the reduction of the Dutch Hill Loan from principal payments and charge-offs, which were partially offset by advances to complete the construction and maintain the operations of the project. For further information on non-performing loans, see Note 5 to the Notes to Consolidated Financial Statements.

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

The allowance for loan losses of $15.2 million at both December 31, 2005 and 2004, is available to absorb charge-offs from any loan category, while additions are made through charges to income and recoveries of loans previously charged-off. In addition to the allowance for loan losses (the “allowance”), a reserve for credit losses related to unfunded loan commitments and standby letters of credit (the “reserve”) at December 31, 2005 of $1,106,000 is included in other liabilities. At December 31, 2004, $542,000 of a reserve is included in other liabilities and the reserve for standby letters of credit of $413,000 million in 2004 was included in the allowance for loan losses.

Based upon management’s assessment of the degree of risk associated with the various elements of the loan portfolio, it is estimated that at December 31, 2005 and 2004, 8 percent and 9 percent of the allowance and the reserve is applicable to time and demand loans, 87 percent and 84 percent is related to loans collateralized by real estate, including commercial and construction loans, 2 percent and 4 percent is applicable to installment, credit card and other loans, and 3 percent and 3 percent are unallocated, respectively.

As with any financial institution, poor economic conditions, high inflation, high interest rates or high unemployment may lead to increased losses in the loan portfolio. Conversely, improvements in economic conditions tend to reduce the amounts charged against the allowance. Management has established various controls, in addition to Board approved underwriting standards, in order to limit future losses, such as (1) a “watch list” of possible problem loans, (2) various loan policies concerning loan administration (loan file documentation, disclosures, approvals, etc.), and (3) a loan review staff employed by the Company, as well as outside loan review consultants, to determine compliance with established controls, and to review the quality and identify anticipated collectibility issues of the portfolio. Management determines which loans are uncollectible and makes additional provisions, as necessary, to state the allowance and the reserve at the appropriate levels.

Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company’s loan portfolio. In management’s judgment, the allowance and reserve are considered adequate to absorb losses inherent in the credit portfolio. A substantial portion (88.9 percent at December 31, 2005) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. The collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for credit losses established in 2005, 2004, and 2003, and the related allowance and reserve reflect net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card, and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio.

Management believes the allowance and the reserve at December 31, 2005 appropriately reflects the risk elements inherent in the total credit portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance or the reserve in response to changing economic conditions or regulatory examinations. During 2005, the FRB and the FDIC completed examinations of the Company and the Bank, respectively. During 2004, the New York State Banking Department completed an examination of the Bank. As a result of these examinations, no adjustments to the allowance or the reserve were required.

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturities of loans outstanding at December 31, 2005 (excluding installment loans to individuals and real estate loans other than construction loans), and the amount of such loans by maturity date that have predetermined interest rates and the amounts that have floating or adjustable rates.

	(000’s, except percentages)
		After
		1 But
	Within	Within	After
	1 Year	5 Years	5 Years	Total	Percent
Loans:
Time and demand loans	$101,540	$40,915	$5,279	$147,734	38%
Commercial installment loans	26	5,222	394	5,642	1
Mortgage construction loans	183,702	51,528	—	235,230	61
Total	$285,268	$97,665	$5,673	$388,606	100%
Rate Sensitivity:
Fixed or predetermined interest rates	$10,853	$24,003	$3,069	$37,925	10%
Floating or adjustable interest rates	274,415	73,662	2,604	350,681	90
Total	$285,268	$97,665	$5,673	$388,606	100%
Percent	73%	25%	2%	100%

Contractual Obligations

In the normal course of business, the Company incurs contractual obligations. A summary of all significant contractual obligations as of December 31, 2005 are summarized below:
	(000’s)
		After 1	After 3
		But	But
	Within	Within 3	Within 5	After 5
Contractual Obligations	1 Year	Years	Years	Years	Total
Operating lease obligations	$894	$2,129	$341	$420	$3,784
Borrowings	72,350	85,041	130,046	334,722	622,159
Time deposits	595,005	125,201	47,873	—	768,079
Employment agreements	3,835	6,647	500	—	10,982
Total	$672,084	$219,018	$178,760	$335,142	$1,405,004

Further information is included in Note 6, Note 7, Note 9, and Note 16 to the Consolidated Financial Statements, as applicable.

Off Balance Sheet Commitments

Off balance sheet commitments incurred in the normal course of business as of December 31, 2005 are summarized below:

	(000’s)
		After 1	After 3
		But	But
	Within	Within 3	Within 5	After 5
Commercial Commitments	1 Year	Years	Years	Years	Total
Lines of credit	$417,995	—	$—	$—	$$417,995
Standby letters of credit	41,950	—	—	—	41,950
Other loan commitments
— Commercial	103,346	—	—	—	103,346
— Residential	14,218	—	—	—	14,218
Total	$577,509	$—	$—	$—	$577,509

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

Total deposits at December 31, 2005 decreased 0.6 percent to $1,847.2 million from $1,858.2 million at December 31, 2004, and increased 4.7 percent from $1,775.0 million as of December 31, 2003. Excluding municipal time deposits, which are acquired on a bid basis, and brokered time deposits, total deposits decreased to $1,678.5 million or by 1.0 percent as of December 31, 2005 and increased to $1,695.5 million or by 2.8 percent as of December 31, 2004. Average deposits outstanding increased to $1,898.9 million or by 1.1 percent in 2005, and to $1,878.8 million or by 9.8 percent in 2004 from the $1,711.4 million as of December 31, 2003. Average deposits, excluding municipal time deposits and brokered time deposits, decreased to $1,734.4 million or by 0.1 percent in 2005 and increased to $1,735.3 million or by 9.8 percent in 2004 compared to the prior year.

Average non-interest bearing deposits increased 6.8 percent to $344.8 million in 2005 compared to 2004, and 14.3 percent to $322.8 million in 2004 compared to 2003, due to expansion of the branch network and business development efforts. The 2004 increase was also attributable to $4.9 million of non-interest bearing deposits assumed from Reliance Bank.

Average interest bearing deposits in 2005 decreased $1.9 million and in 2004 increased $127.1 million. The 2005 decrease reflects a decrease in money market deposits, partially offset by increases in all other deposit categories. The increase in 2004 reflects increases in all deposit categories, except for savings deposits. Average balances in NOW deposits increased $19.8 million in 2005 and $30.5 million in 2004, due principally to new and increased account activity by customers and an increase in average municipal deposits. The decrease of $49.1 million in 2005 in average money market deposit accounts principally resulted from customers seeking higher rates on competitive products. The increase of $64.5 million in 2004 in average money market deposit accounts principally resulted from an increase due to the offering of attractively priced accounts in select markets and branch locations, and an increase in average municipal deposits in both years. Savings deposits average balances increased $10.9 million and decreased $8.9 million in 2005 and 2004, respectively. The 2005 increase was due to a promotional high yielding savings product offered throughout the year. The 2004 decrease was due to customers seeking more competitive products as a result of lower yields offered during this period of low interest rates, partially offset by $5.8 million of savings deposits assumed in the Reliance Bank acquisition.

In 2005 and 2004, average time deposits outstanding increased $16.5 million and $41.0 million, respectively. Average time deposits increased in 2005, primarily by obtaining retail time deposits with short to medium term maturities by offering attractive rates. Average time deposits increased in 2004, primarily by obtaining municipal and brokered time deposits and by offering medium to long-term maturities by offering attractive rates. The 2004 increase was also due to $13.3 million of time deposits assumed in the Reliance Bank acquisition.

Municipal and brokered time deposits are used to fund loan growth, in excess of retail and commercial deposit growth, security purchases, and to leverage the balance sheet. Average municipal deposits increased $19.5 million in 2005 and $30.2 million in 2004 to provide funding of average interest earning assets growth. In 2004, brokered time deposits of $25.0 million were acquired as management obtained longer-term maturity deposits during a low interest rate period. In 2005 and 2004, average time deposits over $100,000 (including municipal deposits) increased $28.7 million and decreased $9.3 million, respectively, compared to the prior years. Deposits of over $100,000 are generally for maturities of 30 to 180 days and are acquired to fund loans and securities.

Deposit costs generally increased in 2005 and decreased in 2004, which was a period of lower interest rates. The FRB increased short-term interest rates 200 basis points and 125 basis points during 2005 and 2004, respectively. The short-term rate increases caused average deposit rates to increase in the latter part of 2004 and throughout 2005, resulting in an increase in overall average deposit rates during 2005 compared to 2004. It is expected that depositors will continue to favor short-term deposit products to react quickly to the rising short-term interest rate environment, which will result in higher volatility of net interest margins due to the quick repricing of deposits during periods of both rising and declining interest rates.

The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

			(000’s, except percentages) Year Ended December 31,
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits	$344,807	—%	$322,753	—%	$282,469	—%
NOW accounts	187,537	0.80	167,787	0.44	137,270	0.42
Money market accounts	173,734	1.54	222,829	1.21	158,303	1.26
Savings deposits	436,963	1.33	426,031	0.56	434,945	0.64
Time deposits	755,886	2.99	739,379	2.49	698,372	2.64
Total	$1,898,927	1.72%	$1,878,779	1.29%	$1,711,359	1.39%

Capital Resources

Strong capitalization is fundamental to the successful operation of a banking organization. Management believes that the corporation-obligated mandatory redeemable capital securities of subsidiary trusts (“Capital Securities”) and related junior subordinated debt, future retained earnings and stock purchases under the employee benefit plans will provide the necessary capital for current operations and the planned growth in total assets. In addition, capital growth can be acquired through the reinstatement of the Company’s Dividend Reinvestment and Optional Stock Purchase Plan, which has been suspended, as well as by issuance of securities in the capital markets.

Stockholders’ equity increased to $204.2 million in 2005, or 12.1 percent compared to $182.0 million in 2004, and increased 8.2 percent in 2004 over the $168.3 million in 2003. The increase in 2005 was attributable to net income of $33.2 million, common stock options exercised and related tax benefit of $12.3 million and other increases of $0.1 million, partially offset by cash dividends of $11.6 million, purchases of treasury stock of $9.8 million, and an increase in accumulated other comprehensive loss of $2.0 million. The increase in 2004 was attributable to net income of $28.1 million, common stock options exercised and related tax benefit of $2.9 million, and other increases of $0.4 million, partially offset by cash dividends of $9.6 million, purchases of treasury stock of $7.1 million, and an increase in accumulated other comprehensive loss of $1.0 million.

The Company manages capital through its earnings, stock plans, dividend policy, and stock repurchase programs. During 2005 and 2004, the Company acquired 422,534 and 329,771 common shares, respectively, through stock repurchase plans and common shares tendered in connection with stock option exercises.

Cash dividends on the Company’s common stock have been paid since 1986, the first dividend paid in the Company’s history. In the first quarter of 1988, the Board of Directors authorized a quarterly cash dividend policy. Junior preferred stock dividends issued by TPNZ were approximately $10,000 in 2005, 2004, and 2003.

The various components and changes in common stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003.

All banks and bank holding companies are subject to risk-based capital guidelines. These guidelines define capital as Tier I and Total capital. Tier I capital consists of common stockholders’ equity, qualifying preferred stock and Capital Securities, less intangibles and accumulated other comprehensive income (loss). Total capital consists of Tier I capital plus the allowance for loan losses and reserve related to unfunded loan commitments and standby letters of credit up to certain limits, qualifying preferred stock and certain subordinated and long term-debt securities. The guidelines require a minimum total risk-based capital ratio of 8.0 percent, and a minimum Tier I risk-based capital ratio of 4.0 percent.

The risk-based capital ratios were as follows at December 31:

	2005	2004	2003
Tier I Capital:
Company	16.00%	14.15%	12.80%
Bank	15.67%	13.93%	12.49%
Total Capital:
Company	16.98%	15.07%	13.70%
Bank	16.65%	14.85%	13.39%

The Bank and Company must also maintain a minimum leverage capital ratio of at least 4 percent, which consists of Tier I capital based on risk-based capital guidelines, divided by average quarterly tangible assets (excluding intangible assets that were deducted to arrive at Tier I capital).

The leverage capital ratios were as follows at December 31:

	2005	2004	2003
Company	9.47%	8.15%	7.54%
Bank	9.32%	8.00%	7.34%

To be considered “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), an institution must generally have a leverage capital ratio of at least 5 percent, Tier I capital ratio of 6 percent, and Total capital ratio of 10 percent. The Bank exceeds all current regulatory capital requirements and was in the “well capitalized” category at December 31, 2005. Management fully expects that the Company and the Bank will maintain a strong capital position in the future.

For additional information on the Company’s and Bank’s Regulatory Capital requirements see Note 12 to the Consolidated Financial Statements.

Liquidity

As a banking institution, liquidity is of the utmost importance. The Company acquires funding through its retail and commercial deposits operations and through wholesale funding through borrowings, generally on a secured basis. Liquidity is also provided through cash flow from loan and investment security scheduled principal and interest payments, as well as prepayment of such assets. The Company’s contractual obligations are discussed under “Commitments and Contractual Obligations,” and, including investments in fixed assets, are not considered significant to the Company’s overall liquidity requirements. Risks regarding contractual agreements related to borrowings and the value of the underlying collateral to the borrowing can be impacted by changes in interest rates. These risks are addressed under “Risk Factors” in Item 1A of the Form 10-K. Discussion of the various sources and uses of liquidity are discussed in detail below.

The Asset/Liability Committee (“ALCO”) establishes specific policies and operating procedures governing the Company’s liquidity levels and develops plans to address future liquidity needs. The primary functions of asset/liability management are to provide safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. ALCO has also established an ALCO Investment Subcommittee (“Investment Committee”), which discusses investment and borrowing strategies on a more technical level. The Investment Committee is critical in developing appropriate strategies to effectively manage the Bank’s investment portfolio, wholesale borrowings, and leverage strategies.

Aside from cash on hand and due from banks, liquid assets are federal funds sold, which are available daily, and interest bearing deposits with banks. Excess liquid funds are invested by selling federal funds, which mature daily, to other financial institutions in need of funds. At December 31, 2005 and 2004, the Bank sold overnight federal funds in the amounts of $22.3 million and $17.0 million, respectively. Average balances of overnight federal funds sold for the year ended December 31, 2005 and 2004 were $65.8 million and $27.5 million, respectively.

Other sources of asset liquidity include maturities of and principal and interest payments on securities and loans. The security and loan portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long-term liquidity. The amortized cost of securities available for sale and held to maturity having the earlier of contractual maturities, expected call dates or weighted average lives of one year or less amounted to $23.1 million at December 31, 2005. This represented 2.1 percent of the amortized cost of the securities portfolio, compared to 14.7 percent at December 31, 2004. The foregoing amount reflects mortgage-backed securities maturities based on a weighted average life, which does not consider monthly principal payments and prepayments received on these securities. Including the estimated cash flow from principal payments of mortgage-backed securities, the total cash flow of the security portfolio in the one year time frame is approximately $56.5 million at December 31, 2005, or 5.0 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals and real estate loans other than construction loans, $285.3 million, or 73 percent of such loans at December 31, 2005 mature in one year or less.

As a preferred seller of mortgages to both Freddie Mac and Fannie Mae, the Bank may also increase liquidity by selling residential mortgages, or exchanging them for mortgage-backed securities that may be sold, in the secondary market. Residential mortgages may also be used as collateral for borrowings from the FHLB.

Demand deposits from individuals, businesses and institutions, as well as other transactional accounts and retail time deposits (“core deposits”) are a relatively stable source of funds. The deposits of the Bank generally have shown a steady growth trend. The trend of the deposit mix has generally been with a larger percentage of funds in demand accounts, savings deposits, and shorter-term certificates of deposit.

The Bank pledges certain of its assets as collateral for deposits of municipalities, FHLB borrowings, and securities sold under agreements to repurchase. The Bank had advances aggregating $71.8 million from the FHLB and borrowed $550.3 million under securities sold under agreements to repurchase at December 31, 2005. By utilizing collateralized funding sources, the Bank is able to access a variety of cost effective sources of funds. However, the pledging of assets for borrowings reduces the Bank’s ability to convert such assets to cash as the need arises. The assets pledged consisting of residential real estate loans, U.S. government agency securities, obligations of states and political subdivisions, and mortgage-backed securities totaled $959.5 million and $900.4 million at December 31, 2005 and 2004, respectively.

Additional liquidity is provided by the ability to borrow from the FRBNY discount window, which borrowings must be collateralized with U.S. Treasury or government agency securities. The Bank has never used its ability to borrow from the discount window.

Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity, and other factors. Based upon certain assets that are available for pledge as collateral, the Bank has the potential to borrow up to an additional $510.7 million as of December 31, 2005. The Bank may also borrow up to $75.0 million overnight under federal funds purchase agreements with six correspondent banks.

Another source of funding for the Company is capital market funds, which includes preferred stock, convertible debentures, Capital Securities, common stock, and long-term debt qualifying as regulatory capital.

Each of the Company’s sources of liquidity is vulnerable to various uncertainties beyond the control of the Company. Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, deposit flows, and the maturities and calls of borrowings along with the underlying collateral to the borrowing vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by pledging activities, general market interest rates, and other unforeseen market conditions. The Company’s financial condition is affected by its ability to borrow at attractive rates, retain deposits at market rates, and other market conditions.

Management considers the Company’s sources of liquidity to be adequate to meet expected funding needs and also to be responsive to changing interest rate markets.

Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates, foreign currency exchange rates, and commodity prices. Since all Company transactions are primarily denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposures, the Company’s primary market risk exposure is interest rate risk.

Interest rate risk is the exposure of net interest income to changes in interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more liabilities reprice than assets in a given period (a liability-sensitive position), market interest rate changes will be reflected more quickly in liability rates. If interest rates decline, such positions will generally benefit net interest income, while an increase in rates will have an adverse effect on net interest income. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset-sensitive position), a decline in market rates would have an adverse effect on net interest income, while an increase in rates would have a positive impact.

Changes in the shape of the yield curve will also impact net interest income for institutions such as the Bank, which price assets at varying terms, while liabilities are generally shorter-term. Generally, a steep yield curve (i.e., lower short-term rates and higher medium to long-term rates) will have a positive effect on net interest income, while a flatter or inverted yield curve will have a negative effect. Excessive levels of interest rate risk can result in a material adverse effect on the Company’s future financial condition and profitability. Accordingly, effective risk management techniques that maintain interest rate risk at prudent levels are essential to the Company’s safety and soundness.

Substantially, all market risk sensitive instruments are held to maturity or available for sale. The Company does not acquire any significant amount of financial instruments for trading purposes. Federal funds, both purchased and sold, which rates have the potential to change daily, and loans and deposits tied to certain indices, such as the prime rate and LIBOR, are the most market rate sensitive and have the most stable fair values. The least market rate sensitive instruments, which have the least stable fair values include long-term fixed rate loans, capped floating and fixed rate securities with call options, and fixed rate time deposits. For those types falling between these extremes, the management of maturity and repricing distributions is as important as the balances maintained.

The management techniques for maturity and repricing distributions involve the matching or mismatching to increase net interest spreads, of interest rate maturities, as well as principal maturities, and is a key determinant of net interest income. In periods of rapidly changing interest rates, an imbalance between the rate sensitive assets and liabilities can cause fluctuations in net interest income and earnings. Establishing patterns of sensitivity that will enhance future growth regardless of frequent shifts in market conditions is one of the objectives of the Company’s asset/liability management strategy.

Evaluating the Company’s exposure to changes in interest rates is the responsibility of ALCO and includes assessing both the adequacy of the management process used to control interest rate risk and the quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain interest rate risk at appropriate levels. Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, deposit base, borrowings, liquidity, and asset quality.

The Company uses two methods to evaluate its market risk to changes in interest rates, a “Static Gap” evaluation and a simulation analysis of the impact of a gradual parallel shift and gradual modified shift (flattening yield curve) in interest rates on the Company’s net interest income.

As further discussed below, the “Static Gap” analysis shows the Company as liability sensitive in the one-year time frame and the simulation analysis indicates an asset sensitive position. The simulation analysis more closely reflects the expected behavior of certain deposit accounts that do not reprice to the full extent of changes in interest rates (i.e., NOW, money market and savings accounts). The Company believes the simulation analysis is a more accurate analysis of its interest rate risk.

The “Static Gap” is presented in the table on page 75. Balance sheet items are categorized by contractual maturity, expected principal paydowns for mortgage-backed securities, or repricing dates, with floating rate loans constituting the bulk of the floating rate category. The determination of the interest rate sensitivity of non-contractual items is arrived at in a subjective fashion. Passbook and statement savings accounts, NOW, and money market accounts are viewed as a relatively stable source of funds and less price sensitive and are therefore classified partially as short-term and partially as intermediate term funds.

At December 31, 2005, the “Static Gap” shows a negative cumulative gap of $166.6 million or 6.3 percent of interest earning assets in the one day to one year repricing period, due principally to higher levels of deposits that reprice within one year or less over the levels of floating rate and short-term repriceable assets. A significant portion of the loans in the over one year to five years category represents three and five year adjustable rate commercial mortgages. Origination of such loans has allowed the Company to generate an asset structure repriceable within three to five years to reduce long-term interest rate risk. Longer-term loans and securities are originated or purchased to maximize yield and provide protection if rates decrease.

The simulation analysis estimates the effect of an increase or decrease in interest rates based on the slope of the yield curve and the resulting impact on net interest income. This analysis incorporates management’s assumptions about maturities and repricing of existing assets and liabilities without consideration of future growth or other actions that may be taken to react to changes in interest rates and changing relationships between interest rates (i.e., basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior.

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

The Company’s policy limit on interest rate risk, as measured by the simulation analysis, is that if interest rates were to gradually increase 200 basis points or decrease 200 basis points in 2005 and increase 200 basis points or decrease 100 basis points in 2004 (normally a 200 basis points decrease during periods of higher interest rates) from current rates (“parallel shift”), then the percentage change in estimated net interest income for the subsequent 12-month measurement period should not decline by more than 5.0 percent. In addition, the Company has prepared the simulation analysis in the rising rate scenario for 2005 and 2004 assuming short-term rates gradually increase 200 basis points, while medium to long-term interest rates increase 100 basis points to illustrate the flattening of the yield curve (“modified shift”).

The tables above illustrate the estimated exposures under the rising rate scenario and declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual parallel shift and modified shift for 2005 and 2004 in interest rates for the next 12 month measurement period beginning December 31, 2005 and 2004.

2005
Gradual Parallel Shift in Interest Rates	Percentage Change in Estimated Net Interest Income
+ 200 basis points	1.8%
- 200 basis points	(2.7)%
Gradual Shift in Interest Rates - Flattening yield curve (Modified Shift)
+ 200 basis points	0.8%

2004
Gradual Parallel Shift in Interest Rates	Percentage Change in Estimated Net Interest Income
+ 200 basis points	3.0%
-100 basis points	(2.3)%
Gradual Shift in Interest Rates - Flattening yield curve (Modified Shift)
+ 200 basis points	1.6%

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

Interest rate risk exposure is reviewed in weekly meetings in which guidelines are established for the following week and the longer-term. The interest rate gap and simulation are reviewed quarterly by ALCO and the Bank’s Board of Directors.

Risk can be mitigated by matching maturities or repricing more closely, and by reducing interest rate risk by the use of interest rate contracts. The Company does not use derivative financial instruments extensively, and no such contracts were outstanding at December 31, 2005 and 2004. However, as circumstances warrant, the Company may purchase derivatives such as interest rate contracts to manage its interest rate exposure. Any derivative financial instruments would be carefully evaluated to determine the impact on the Company’s interest rate risk in rising and declining interest rate environments, as well as the fair value of the derivative instruments. Use of derivative financial instruments is included in the Bank’s Statement on Interest Rate Risk Management as Related to Derivative Instruments and Hedging Activities Policy, which has been approved by the Bank’s Board of Directors.

INTEREST RATE SENSITIVITY ANALYSIS BY REPRICING DATE

The following table sets forth the interest rate sensitivity by repricing date as of December 31, 2005:

	(000’s, except percentages)
	One	Over	Over	Over
	Day and	One Day	Three	One Year	Over	Non-
	Floating	to Three	Months to	to Five	Five	Interest
	Rate	Months	One Year	Years	Years	Bearing	Total
Assets:
Loans, net	$565,154	$42,895	$110,501	$573,143	$168,127	$—	$1,459,820
Mortgage-backed securities	—	141,693	23,473	127,358	11,765	—	304,289
Other securities	—	3,469	19,254	50,397	745,432	—	818,552
Other interest earning assets	22,300	30,908	—	—	—	—	53,208
Other	—	—	—	—	—	122,357	122,357
Total assets	587,454	218,965	153,228	750,898	925,324	122,357	2,758,226
Liabilities and Equity:
Interest bearing deposits	78,806	538,795	370,037	544,408	—	—	1,532,046
Other borrowed funds	1,332	86,003	10,015	386,087	138,722	—	622,159
Subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	—	41,239	—	—	20,619	—	61,858
Demand deposits	—	—	—	—	—	315,156	315,156
Other	—	—	—	—	128	22,726	22,854
Stockholders’ equity	—	—	—	—	—	204,153	204,153
Total liabilities and equity	80,138	666,037	380,052	930,495	159,469	542,035	2,758,226
Net interest rate sensitivity gap	$507,316	$(447,072)	$(226,824)	$(179,597)	$765,855	$(419,678)	$—
Cumulative gap	$507,316	$60,244	$(166,580)	$(346,177)	$419,678	$—	$—
Cumulative gap to interest earning assets	19.2%	2.3%	(6.3)%	(13.1)%	15.9%	—%	—%

Financial Ratios

Significant ratios of the Company for the periods indicated are as follows:

	Years Ended December 31,
	2005	2004	2003
Earnings Ratios
Net income as a percentage of:
Average interest earning assets	1.24%	1.00%	1.15%
Average total assets	1.19%	0.96%	1.10%
Average common stockholders’ equity	17.15%	16.13%	18.05%
Capital Ratios
Total stockholders’ equity to assets	7.40%	6.63%	5.79%
Average total stockholders’ equity to average total assets	6.92%	5.96%	6.10%
Average total stockholders’ equity and corporation-obligated mandatory redeemable capital securities of subsidiary trusts to average total assets	9.14%	7.99%	7.98%
Average net loans as a multiple of average total stockholders’ equity	7.7	8.5	8.6
Leverage capital	9.47%	8.15%	7.54%
Tier I capital (to risk weighted assets)	16.00%	14.15%	12.80%
Total risk-based capital (to risk weighted assets)	16.98%	15.07%	13.70%
Other
Allowance for loan losses as a percentage of year-end loans	1.03%	1.01%	1.02%
Loans (net) as a percentage of year-end total assets	52.93%	54.36%	49.34%
Loans (net) as a percentage of year-end total deposits	79.03%	80.34%	80.78%
Securities, including FHLB stock, as a percentage of year-end total assets	41.82%	40.89%	46.45%
Average interest earning assets as a percentage of average interest bearing liabilities	120.52%	116.78%	118.25%
Dividends per common share as a percentage of diluted earnings per common share	36.49%	35.88%	26.71%