Form 10-Q
period 2006-03-31
USB HOLDING CO INC
filed 2006-05-10
CIK 707805

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

 :  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:  ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING AT MAY 1, 2006

Common stock, par value $0.01 per share	21,753,733

U.S.B. HOLDING CO., INC.

- i -

ITEM 1. PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC. CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	(000’s, except share data)
ASSETS	March 31, 2006	December 31, 2005
Cash and due from banks	$54,257	$58,635
Federal funds sold	10,000	22,300
Cash and cash equivalents	64,257	80,935
Interest bearing deposits in other banks	128	132
Securities:
Available for sale (at estimated fair value)	409,940	375,990
Held to maturity (estimated fair value of $732,205 as of 2006 and $740,269 as of 2005)	746,790	746,851
Loans, net of allowance for loan losses of $15,449 as of 2006 and $15,164 as of 2005	1,483,506	1,459,820
Premises and equipment, net	13,841	13,762
Accrued interest receivable	17,065	18,184
Federal Home Loan Bank of New York stock	34,781	30,776
Intangible assets, net	3,517	3,826
Goodwill	1,380	1,380
Other assets	24,481	26,570
TOTAL ASSETS	$2,799,686	$2,758,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$298,449	$315,156
Interest bearing deposits:
NOW accounts	177,536	163,295
Money market accounts	132,218	158,286
Savings deposits	427,286	442,386
Time deposits	760,673	768,079
Total deposits	1,796,162	1,847,202
Accrued interest payable	7,608	8,546
Accrued expenses and other liabilities	14,902	14,180
Securities sold under agreements to repurchase	590,188	550,332
Federal Home Loan Bank of New York advances	121,823	71,827
Subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	61,858	61,858
Total liabilities	2,592,541	2,553,945
Minority-interest junior preferred stock of consolidated subsidiary	128	128
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value
Authorized shares: 10,000,000; no shares outstanding as of 2006 and 2005	—	—
Common stock, $0.01 par value; authorized shares 50,000,000; issued shares of 23,120,733 as of 2006 and 2005	231	231
Additional paid-in capital	211,722	211,686
Retained earnings	26,724	21,654
Treasury stock at cost, common shares 1,367,000 as of 2006 and 1,406,928 as of 2005	(21,482)	(21,670)
Common stock held for benefit plans	(3,035)	(2,927)
Deferred compensation obligation	3,035	2,927
Accumulated other comprehensive loss	(10,178)	(7,748)
Total stockholders’ equity	207,017	204,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,799,686	$2,758,226

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	(000’s, except share data) Three Months Ended March 31,
	2006	2005
INTEREST INCOME:
Interest and fees on loans	$25,941	$23,631
Interest on federal funds sold	231	357
Interest and dividends on securities:
U.S. government agencies	9,935	7,686
Mortgage-backed securities	4,216	4,271
Obligations of states and political subdivisions	1,112	926
Corporate and other	43	35
Dividends on Federal Home Loan Bank of New York stock	378	315
Total interest income	41,856	37,221
INTEREST EXPENSE:
Interest on deposits	10,129	6,595
Interest on borrowings	7,038	6,516
Interest on subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	1,327	1,122
Total interest expense	18,494	14,233
NET INTEREST INCOME	23,362	22,988
Provision for credit losses	309	391
Net interest income after provision for credit losses	23,053	22,597
NON-INTEREST INCOME:
Service charges and fees	829	904
Other income	1,128	923
Total non-interest income	1,957	1,827
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,264	8,321
Occupancy and equipment	1,948	2,050
Advertising and business development	602	575
Professional fees	373	668
Communications	346	341
Stationery and printing	153	161
FDIC insurance	72	76
Amortization of intangibles	285	291
Other expense	925	861
Total non-interest expenses	12,968	13,344
Income before income taxes	12,042	11,080
Provision for income taxes	3,927	3,689
NET INCOME	$8,115	$7,391
BASIC EARNINGS PER COMMON SHARE	$0.37	$0.34
DILUTED EARNINGS PER COMMON SHARE	$0.36	$0.33
WEIGHTED AVERAGE COMMON SHARES	21,723,833	21,437,749
ADJUSTED WEIGHTED AVERAGE COMMON SHAES	22,724,986	22,423,850
DIVIDENDS PER COMMON SHARE	$0.14	$0.12

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(000’s) Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$8,115	$7,391
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	309	391
Depreciation and amortization	830	893
Amortization of discounts on securities - net	(51)	(143)
Deferred income tax benefit, net	(187)	(853)
Gains on securities transactions	(5)	—
Share based compensation	164	—
Non-cash benefit plan expense	7	131
Decrease in accrued interest receivable	1,119	4,706
Decrease in accrued interest payable	(938)	(244)
Increase in accrued income tax payable	3,704	4,020
Other - net	1,074	4,874
Net cash provided by operating activities	14,141	21,166
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	10	—
Proceeds from principal repayments, redemptions and maturities of:
Securities available for sale	12,111	122,827
Securities held to maturity	5,255	917
Purchases of securities available for sale	(49,950)	(14,750)
Purchases of securities held to maturity	(4,997)	(5,604)
Net (purchases) redemption of Federal Home Loan Bank of New York stock	(4,005)	1,271
Net decrease in interest bearing deposits in other banks	4	225
Net increase in loans outstanding	(24,098)	(18,655)
Purchases of premises and equipment - net	(600)	(33)
Net cash (used for) provided by investing activities	(66,270)	86,198
FINANCING ACTIVITIES:
Net decrease in non-interest bearing deposits, NOW, money market and savings accounts	(43,634)	(36,926)
Net decrease in time deposits, net of withdrawals and maturities	(7,406)	(24,425)
Net increase (decrease) in securities sold under agreements to repurchase - short-term	74,856	(26,327)
Proceeds from Federal Home Loan Bank of New York advances - long-term	50,000	—
Repayment of securities sold under agreements to repurchase - long term	(35,000)	—
Repayment of Federal Home Loan Bank of New York advances - long term	(4)	(434)
Cash dividends paid	(3,045)	(2,660)
Proceeds from exercise of common stock options	1,098	395
Purchases of treasury stock	(1,414)	(248)
Net cash provided by (used for) financing activities	$35,451	$(90,625)
(Decrease) Increase in Cash and Cash Equivalents	$(16,678)	$16,739
Cash and Cash Equivalents, Beginning of Period	80,935	65,295
Cash and Cash Equivalents, End of Period	$64,257	$82,034
Supplemental Disclosures:
Interest paid	$(19,432)	$(14,477)
Income tax payments	$(33)	$(33)
Purchases of held to maturity securities not yet settled, including interest receivable	$—	$101,366
Amortization of loss on transfer of available for sale securities to held to maturity securities	$169	$169
Change in shares held in trust for deferred compensation	$108	$108
Change in deferred compensation obligation	$(108)	$(108)
Change in accumulated other comprehensive loss	$(2,430)	$(3,433)
Non-cash exercise of stock options and related tax benefit	$638	$2,996
Non-cash purchases of treasury stock related to the exercise of stock options	$78	$2,505
Issuance of treasury stock related to the exercise of stock options	$1,680	$3,574
See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (000’s except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2006	21,713,805	$231	$211,686	$21,654	$(21,670)	$(2,927)	$2,927	$(7,748)	$204,153
Net Income				8,115					8,115
Other comprehensive loss: Net unrealized securities loss arising during the period, net of tax benefit of $1,307								(2,427)	(2,427)
Reclassification adjustment of net gain for securities sold, net of tax of $2								(3)	(3)
Other comprehensive loss								(2,430)	(2,430)
Total comprehensive income									5,685
Cash dividends: Common ($0.14 per share)				(3,045)					(3,045)
Common stock options exercised and related tax benefit	108,495		56		1,680				1,736
Amortization related to stock options vested during the period			164						164
Purchases of treasury stock	(68,567)		(184)		(1,492)				(1,676)
Deferred compensation obligation						(108)	108		―
Balance at March 31, 2006	21,753,733	$231	$211,722	$26,724	$(21,482)	$(3,035)	$3,035	$(10,178)	$207,017

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 (000’s, except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2005	20,346,814	$220	$184,166	$26,336	$(22,855)	$(2,780)	$2,746	$(5,787)	$182,046
Net Income				7,391					7,391
Other comprehensive loss: Net unrealized securities loss arising during the period, net of tax benefit of $1,848								(3,433)	(3,433)
Other comprehensive loss								(3,433)	(3,433)
Total comprehensive income									3,958
Cash dividends: Common ($0.12 per share)				(2,660)					(2,660)
Common stock options exercised and related tax benefit	255,079		(183)		3,574				3,391
Purchases of treasury stock	(119,280)				(2,753)				(2,753)
ESOP shares committed to be released			63			32			95
Deferred compensation obligation						(108)	108		―
Balance at March 31, 2005	20,482,613	$220	$184,046	$31,067	$(22,034)	$(2,856)	$2,854	$(9,220)	$184,077

    See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Principles of Consolidation

The condensed consolidated financial statements include the accounts of U.S.B. Holding Co., Inc. and its wholly-owned subsidiaries (the “Company”), Union State Bank (the “Bank”) and Ad Con, Inc. The condensed consolidated financial statements also include the Bank’s wholly-owned subsidiaries, Dutch Hill Realty Corp., U.S.B. Financial Services, Inc., and USB Delaware Inc., including its majority-owned subsidiary, TPNZ Preferred Funding Corporation (“TPNZ”). All significant intercompany accounts and transactions are eliminated in consolidation.

The Company also has four subsidiary trusts, Union State Capital Trust I, Union State Statutory Trust II, USB Statutory Trust III, and Union State Statutory Trust IV (collectively, the “Trusts”), that are not consolidated with the Company for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Trusts were established by the Company in 1997, 2001, 2002, and 2004, respectively, for the purpose of issuing corporation-obligated mandatory redeemable capital securities of subsidiary trusts (“Capital Securities”) and acquiring junior subordinated debt from the Company. See Note 10 to the Company’s Consolidated Financial Statements included in the Company’s 2005 Annual Report to Stockholders for a further discussion of the Capital Securities and the junior subordinated debt issued by the Company. The Company owns 100 percent of the voting securities of each of the Trusts. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trusts under the trust agreements relating to the Capital Securities. The Company’s ability to make interest payments on the subordinated debt is primarily dependent on the receipt of dividends from the Bank. See Note 9 of these notes to condensed consolidated financial statements for a discussion of the limits on the Bank’s ability to pay dividends to the Company.

2.    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2006, the Company’s operations for the three months ended March 31, 2006 and 2005, and the Company’s cash flows and changes in stockholders’ equity for the three months ended March 31, 2006 and 2005. For purposes of presenting the condensed consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, as well as federal funds sold.

The Company distributed a five percent common stock dividend on September 23, 2005 to stockholders of record on September 9, 2005. The weighted average common shares outstanding and per common share amounts for the 2005 periods have been adjusted to reflect the common stock dividend.

The condensed consolidated financial statements have been prepared in accordance with GAAP and predominant practices used within the banking industry. A summary of the Company's significant accounting policies is set forth in Note 3 to the Consolidated Financial Statements included in the Company's 2005 Annual Report to Stockholders. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities as of the dates of the condensed consolidated statements of condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimates that are particularly susceptible to significant change relate to the accounting for non-performing loans, the allowance for loan losses, reserve for unfunded loan commitments and standby letters of credit, and provision for credit losses, the classification of securities as either held to maturity or available for sale and evaluation of other than temporary impairment of securities, and the evaluation of the valuation reserves for net deferred tax assets. In connection with the determination of the allowance for loan losses, reserve for unfunded loan commitments and standby letters of credit and provision for credit losses, management obtains independent appraisals for significant properties that collateralize loans with real estate.

These condensed consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2005 and related notes included in the Company’s 2005 Annual Report to Stockholders and Form 10-K.

3.    Accounting Pronouncements

Accounting for Exchanges of Nonmonetary Assets: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Accounting for Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 effective as of January 1, 2006 did not have a material impact on its consolidated financial statements.

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

Other-Than-Temporary Impairment: On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance of this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The FSP is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP Nos. 115-1 and FAS 124-1 on January 1, 2006 did not have a material impact on its consolidated financial statements.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    Accounting for Stock Based Compensation

SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), was revised in December 2004 (“SFAS No. 123R”) to require accounting for stock based compensation using a fair value based method in the financial statements for the first interim or reporting period beginning after June 15, 2005. Under the SFAS No. 123R transition method, compensation cost is recognized for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Management has decided SFAS No. 123R will be applied prospectively beginning January 1, 2006. Accordingly, prior period amounts have not been restated.

On May 25, 2005, the stockholders of the Company approved the 2005 Director Stock Option Plan (the “Director Plan”) under which an aggregate of 525,000 shares (as adjusted for common stock dividends) of the Company’s common stock may be issued to non-employee members of the Company’s Board of Directors. The Director Plan has a term of ten years. Options may not be exercised prior to the first anniversary of the date of grant and expire ten years after the date of grant. There have been 94,811 options (as adjusted for common stock dividends) issued under this plan. There were 430,189 shares (as adjusted for common stock dividends) remaining to be granted at March 31, 2006 under the Director Plan.

Under the terms of the Director Plan, each eligible director will receive, effective as of the close of each annual meeting of stockholders of the Company, a non-qualified option to purchase a fixed number of shares of common stock at an exercise price equal to the fair market value of such shares on the date of the grant. The number of shares subject to the option is based on the number of years of service completed by the eligible director. After two years of service, the eligible director is entitled to an option covering 1,338 shares (as adjusted for common stock dividends). Each additional year of service entitles the eligible director to an option covering an additional 1,338 shares, until the director has completed 15 years of the eligible service, after which the director is entitled to an option covering 24,915 shares (as adjusted for common stock dividends).

Under the Tappan Zee Directors’ Stock Option Plan (the “Tappan Zee Directors’ Plan”), which was assumed by the Company, 80,057 shares (as adjusted for common stock dividends) were authorized for issuance to outside directors for option exercises. Option terms and conditions are similar to those under the Tappan Zee Stock Option Plan (described below), except that all director options are non-qualified options. There have been 66,710 options (as adjusted for common stock dividends) issued under this plan. Upon the change in control that resulted when Tappan Zee was acquired by the Company, all options under this plan became vested. There are 13,347 shares (as adjusted for common stock dividends) remaining to be granted at March 31, 2006 under this plan, which will expire in August 2006.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Director Plan and the Tappan Zee Directors’ Plan activity and related information for the three months ended March 31, 2006 follows:

	2006		($ in 000’s)
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Vested outstanding at January 1,	558,082	$13.09	$5,495
Unvested outstanding at January 1,	94,811	20.14	265
Outstanding at January 1,	652,893	14.11	5,760
Exercised	(3,242)	7.06	(49)
Outstanding at March 31,	649,651	14.15	5,711
Unvested outstanding at March 31	(94,811)	20.14	(265)
Exercisable at March 31,	554,840	$13.12	$5,446

The following table summarizes the range of exercise prices on stock options outstanding and exercisable under the Director Plan and the Tappan Zee Directors’ Plan at March 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.80 to $8.80	40,852	0.91	$5.68	40,852	$5.68
8.81 to 12.81	195,800	3.77	10.36	195,800	10.36
12.82 to 16.82	226,060	5.66	13.98	226,060	13.98
16.83 to 20.20	186,939	8.66	20.17	92,128	20.20
$4.80 to $20.20	649,651	5.66	$14.15	554,840	$13.12

Under the 2005 Employee Stock Option Plan for key employees of the Company and its subsidiaries, and the Tappan Zee Stock Option Plan, which was assumed by the Company, the issuance of both incentive and nonqualified stock options up to an aggregate of 2,076,798 shares (as adjusted for common stock dividends) were authorized for grant at prices at least equal to the fair value of the Company’s common stock at the time the options are granted (for incentive stock options, 110 percent of fair value for grants to an employee who, at the time of the grant, owns stock aggregating 10 percent or more of the combined voting power of all classes of Company stock).

For option grants prior to January 1, 2006, each option holder may exercise up to one-half of his or her options after a three month period subsequent to the grant date and may exercise the remaining one-half six months after the grant date. For option grants after January 1, 2006, excluding option grants related to reload grants under employment agreements that will continue to vest in accordance with option grants prior to January 1, 2006, options will vest over a three year period from the date of the grant and be eligible to be exercised in one-third annual increments from the grant date. The options granted have a maximum exercisable term of ten years from the date of grant (not more than five years in the case of incentive stock options granted to an employee who, at the time of grant, owns stock aggregating 10 percent or more of the total combined voting power of all classes of Company stock). There were 1,766,335 shares (as adjusted for common stock dividends) remaining to be granted at March 31, 2006 under the 2005 Employee Stock Option Plan.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Options under the Tappan Zee Stock Option Plan have a ten-year term and vest ratably over five years from the date of grant. Each option, however, became fully exercisable when Tappan Zee was acquired by the Company. At March 31, 2006, shares remaining to be granted totaled 53,368 (as adjusted for common stock dividends) for the Tappan Zee Stock Option Plan, which will expire in August 2006.

A summary of the Employee Stock Option Plan and Tappan Zee Stock Option Plan activity and related information for the three months ended March 31, 2006 follows:

		2006	($ in 000’s)
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Vested outstanding at January 1,	2,651,175	$ 14.16	$23,190
Unvested outstanding at January 1,	1,560	22.26	1
Outstanding at January 1, 2006	2,652,735	14.16	23,191
Granted	3,567	21.83	4
Exercised	(105,253)	10.96	(1,163)
Outstanding at March 31, 2006	2,551,049	14.30	22,032
Unvested outstanding at March 31,	(3,567)	21.83	(4)
Exercisable at March 31, 2006	2,547,482	$ 14.29	$22,028
Weighted average fair value of options granted
during the three months ended March 31, 2006		$6.76

The following table summarizes the range of exercise prices on stock options outstanding and exercisable under the Employee Stock Option Plan and Tappan Zee Stock Option Plan at March 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 7.06 to $11.06	835,603	4.06	$10.22	835,603	$10.22
11.07 to 15.07	1,003,167	4.71	13.63	1,003,167	13.63
15.08 to 20.08	511,423	8.52	19.58	511,423	19.58
20.09 to 24.34	200,856	8.73	21.24	197,289	21.23
$7.06 to $24.34	2,551,049	5.58	$14.30	2,547,482	$14.29

For the three months ended March 31, 2006, the adoption of SFAS No. 123R resulted in stock based compensation expense of $0.2 million, a decrease in net income of $0.1 million, a decrease in basic earnings per common share of $0.01 and no effect on diluted earnings per common share. The income tax benefit related to the stock based compensation cost for the three months ended March 31, 2006 was $0.1 million. For the three months ended March 31, 2006 and 2005, $1.1 million and $0.4 million was received from the exercise of stock options, and $0.4 million and $0.5 million was realized on income tax deductions, respectively. As of March 31, 2006, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. The cost is expected to be recognized over six months. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options’ vesting period.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following weighted average assumptions were used for Director Stock Option Plan grants for the three months ended March 31, 2006: dividend yield of 2.60 percent; volatility factor of the expected market price of the Company’s common stock of 33.16 percent; risk free interest of 4.04 percent; and expected life of 7.69 years.

The following weighted average assumptions were used for Employee Stock Option Plan grants for the three months ended March 31, 2006: dividend yield of 2.51 percent; volatility factor of the expected market price of the Company’s common stock 31.79 percent; risk free interest rate of 4.54 percent; and expected life of 7.04 years.

SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The following table compares the Company’s net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the three months ended March 31, 2005. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and recognized over the options’ vesting period.

(000’s, except share data) Three Months Ended March 31, 2005
Net income, as reported	$7,391

Less: total stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	180

Pro forma net income available to common stockholders	$7,211

Earnings per common share:

Basic - as reported Basic - pro forma	$ 0.34 0.34

Diluted - as reported Diluted - pro forma	$ 0.33 0.32

The following weighted average assumptions were used for Director Stock Option Plan grants for the three months ended March 31, 2005: dividend yield of 1.93 percent; volatility factor of the expected market price of the Company’s common stock of 39.57 percent; risk free interest rate of 3.89 percent; and expected life of 7.63 years.

The following weighted average assumptions were used for Employee Stock Option Plan grants for the three months ended March 31, 2005: dividend yield of 2.60 percent; volatility factor of the expected market price of the Company’s common stock of 39.01 percent; risk free interest rate of 4.08 percent; and expected life of 7.52 years.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets acquired in connection with branch and bank acquisitions and a favorable lease were $9.0 million and $5.6 million as of March 31, 2006, and $9.0 million and $5.3 million as of December 31, 2005, respectively. The intangible amortization expense for both the three months ended March 31, 2006 and 2005 was $0.3 million. The annual amortization expense for the remaining life of all intangibles will vary throughout the amortization periods. During such periods, the maximum amount of amortization will be $1.1 million.

6.     Earnings Per Common Share (“EPS”)

The computation of basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
Numerator: Net income for basic and diluted earnings per common share - net income available to common stockholders	$ 8,115	$ 7,391
Denominator:
Denominator for basic earnings per common share — weighted average shares	21,723,833	21,437,749
Effects of dilutive securities: Director and employee ― stock options	1,001,153	986,101
Denominator for diluted earnings per common share — adjusted weighted average shares	22,724,986	22,423,850
Basic earnings per common share	$ 0.37	$ 0.34
Diluted earnings per common share	$ 0.36	$ 0.33

7.    Securities

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

The Company had gross realized gains of $5,000 and did not have realized losses during the three months ended March 31, 2006. There were no gross realized gains or losses during the three months ended March 31, 2005.

A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses on securities at March 31, 2006 and December 31, 2005 is as follows:

	(000’s)
March 31, 2006	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,922	$	―	$2,382	$70,540
Mortgage-backed securities	344,026		1,915	6,929	339,012
Obligations of states and political subdivisions	231		15	―	246
Corporate securities	110		32	―	142
Total securities available for sale	$417,289		$1,962	$9,311	$409,940
Held to Maturity:
U.S. government agencies	$639,295		$—	$15,526	$623,769
Obligations of states and political subdivisions	107,495		1,779	838	108,436
Total securities held to maturity	$746,790		$1,779	$16,364	$732,205
	(000’s)
December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,921	$—	$1,616	$71,305
Mortgage-backed securities	306,166	2,053	3,930	304,289
Obligations of states and political subdivisions	230	17	―	247
Corporate securities	115	34	―	149
Total securities available for sale	$379,432	$2,104	$5,546	$375,990
Held to Maturity:
U.S. government agencies	$639,111	$31	$8,702	$630,440
Obligations of states and political subdivisions	107,740	2,470	381	109,829
Total securities held to maturity	$746,851	$2,501	$9,083	$740,269

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Available for sale and held to maturity obligations of states and political subdivisions are not subject to Federal income tax.

Securities in an Unrealized Loss Position that are not Other-Than-Temporarily Impaired
March 31, 2006	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$603,530	$13,771	$90,779	$4,137	$694,309	$17,908
Mortgage-backed securities	150,091	4,000	58,123	2,929	208,214	6,929
Obligations of states and political subdivisions	45,760	534	6,421	304	52,181	838
Total temporarily impaired securities	$799,381	$18,305	$155,323	$7,370	$954,704	$25,675

December 31, 2005	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$594,442	$7,381	$91,977	$2,937	$686,419	$10,318
Mortgage-backed securities	116,585	2,349	49,274	1,581	165,859	3,930
Obligations of states and political subdivisions	36,850	164	6,190	217	43,040	381
Total temporarily impaired securities	$747,877	$9,894	$147,441	$4,735	$895,318	$14,629

The Company’s U.S. government agency and mortgage-backed securities that are in an unrealized loss position at March 31, 2006 and December 31, 2005 are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At both March 31, 2006 and December 31, 2005, approximately $5.3 million of issuances are not rated, substantially all of which are bond or tax anticipation notes from local municipalities.

At March 31, 2006 the number of securities in an unrealized loss position included 24 U.S. government agencies, 26 mortgage-backed securities, and 132 obligations of states and political subdivisions. At December 31, 2005, the number of securities in an unrealized loss position included 23 U.S. government agencies, 23 mortgage-backed securities, and 102 obligations of states and political subdivisions. The temporary impairment on securities of less than 12 months and 12 months or more at March 31, 2006 and December 31, 2005 is due to the higher interest rate environment, as compared to the periods in which the securities were initially purchased. The higher interest rates resulted in a decline in the market value of the securities. The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment. Management does not consider the temporary impairment of the securities to be severe due to the high credit quality or insurance provided by private insurance companies, and the intent and ability of the Company to hold such securities until a forecasted recovery or maturity occurs.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    Loans

Nonaccrual loans were $8.1 million at March 31, 2006 and $9.0 million at December 31, 2005. Total nonaccrual loans at March 31, 2006 primarily consisted of two customer relationships of $4.7 million and $2.9 million. The loans related to one customer relationship aggregating $4.7 million have been placed on nonaccrual status as a result of fraudulent activity by the borrower related to the real estate collateral of the loans. The Bank is pursuing collection of the principal balance of the loan from a title insurance company, which insured the Bank’s first mortgage positions. The loans related to another customer relationship aggregating $2.9 million involve a real estate construction project that has experienced unexpected delays in completing the construction. The loans are also supported by personal guarantees. Restructured loans were $0.1 million at both March 31, 2006 and December 31, 2005.

Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At March 31, 2006, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances, with the exception of one customer relationship involving real estate construction loans aggregating $2.9 million on nonaccrual status. Additional funds may be used by the customer to complete the real estate project. At March 31, 2006, there are loans aggregating $7.2 million, which are not on nonaccrual status, that are potential problem loans, which may result in the loans being placed on nonaccrual status in the near future. Potential problem loans aggregating $5.8 million are related to one customer relationship and are well collateralized by real estate and supported by personal guarantees. Accruing loans that are contractually past due 90 days or more at March 31, 2006 are immaterial.

At March 31, 2006 and December 31, 2005, the recorded investment in loans that are considered to be impaired approximated $13.6 million and $16.0 million, of which $7.9 million and $8.7 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2006 and 2005, and for the year ended December 31, 2005 was $13.8 million, $3.3 million, and $11.4 million, respectively. Interest income recognized by the Company on impaired loans for both the three months ended March 31, 2006 and 2005 was $0.1 million. As applicable, each impaired loan has a related allowance for loan losses.

9.    Borrowings and Stockholders’ Equity

The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York (“FHLB”) advances. Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow, when available, under master security sale and repurchase agreements through four primary investment firms, the FHLB, and to a lesser extent, its customers. At March 31, 2006, the Bank had short-term repurchase agreements with the FHLB of $135.0 million at a weighted average interest rate of 4.73 percent. At December 31, 2005, the Bank had short-term repurchase agreements with the FHLB of $61.0 million at a weighted average interest rate of 4.17 percent.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2006 and December 31, 2005, the Bank had short-term repurchase agreements with customers of $2.2 million and $1.3 million at a weighted average interest rate of 3.75 percent and 3.31 percent, respectively. These short-term customer borrowings were collateralized by securities with an aggregate carrying value of $2.3 million and estimated fair value of $2.2 million at March 31, 2006 and an aggregate carrying value and estimated fair value of $1.4 million at December 31, 2005.

Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $75.0 million. At March 31, 2006 and December 31, 2005, the Bank had no federal funds purchased balances outstanding.

Short-term FHLB advances are borrowings with original maturities between one and 365 days. There were no short-term FHLB advances outstanding at March 31, 2006 and December 31, 2005.

Additional information with respect to short-term borrowings as of and for the three months ended March 31, 2006 and 2005 is presented in the following table.

	(000’s except percentages)
Short-Term Borrowings	2006	2005
Balance at March 31	$137,188	$996
Average balance outstanding	$62,468	$3,539
Weighted-average interest rate:
As of March 31	4.71%	2.45%
Paid during period	4.50%	2.11%

The Bank had long-term borrowings, which have original maturities of over one year, of $453.0 million and $488.0 million in securities sold under agreements to repurchase at March 31, 2006 and December 31, 2005, respectively. These borrowings have an original term of ten years at interest rates of 2.53 percent to 6.08 percent and 1.99 percent to 6.08 percent, respectively, which are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. The long-term borrowing in securities sold under agreements to repurchase may not be repaid in full prior to maturity without penalty.

As of March 31, 2006 and December 31, 2005, both short and long-term repurchase agreements with the FHLB were collateralized by securities with an aggregate carrying value of $610.2 million and $569.5 million, and an estimated fair value of $600.8 million and $566.0 million, respectively.

At March 31, 2006 and December 31, 2005, long-term FHLB advances totaled $121.8 million and $71.8 million at interest rates of between 4.05 percent to 5.99 percent and 4.55 percent and 5.99 percent, respectively. At March 31, 2006, borrowings totaling $1.8 million are amortizing advances having scheduled payments. Other borrowings totaling $120.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. Advances at December 31, 2005 include $1.8 million of amortizing advances having scheduled periodic payments and $70.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. The long-term FHLB advances may not be repaid in full prior to maturity without penalty. At March 31, 2006 and December 31, 2005 these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $151.4 million and $88.3 million, respectively.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at March 31, 2006, with comparative totals for December 31, 2005, is as follows:

	(000’s except percentages)
Long-Term Borrowings	Within 1 Year	After 1 But Within 5 Years	After 5 Years	2006 Total	2005 Total
Contractual Payment Date:
Total long-term borrowing	$19	$245,088	$329,716	$574,823	$559,828
Weighted average interest rate	5.99%	5.39%	3.75%	4.45%	4.37%
Expected Call Date:
Total long-term borrowing	$159,519	$393,588	$21,716	$574,823	$559,828
Weighted average interest rate	4.09%	4.56%	5.01%	4.45%	4.37%

At March 31, 2006 and December 31, 2005, the Bank held 347,812 shares and 307,764 shares of capital stock of the FHLB with a carrying value of $34.8 million and $30.8 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 50 percent of total assets, or for collateral pledged by TPNZ, 75 percent of net equity, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. In addition, the Bank may not declare and pay dividends more often than quarterly, and no dividends may be declared or paid if there is any impairment of the Bank’s capital stock. At March 31, 2006, the Bank could pay dividends of $55.0 million to the Company without having to obtain prior regulatory approval.

On December 13, 2005, the Company’s Board of Directors authorized the repurchase of up to 300,000 common shares, or approximately 1.4 percent of the Company’s outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2006 as, in the opinion of management, market conditions may warrant. The repurchased common shares will be held as treasury stock and will be available for general corporate purposes. The December 13, 2005 stock repurchase plan replaces the previous March 23, 2005 repurchase plan, which authorized the repurchase of up to 315,000 common shares (as adjusted for common stock dividends). For the three months ended March 31, 2006, the Company purchased 65,000 shares of common stock under its repurchase plan at an aggregate cost of $1.4 million. For the three months ended March 31, 2005, the Company purchased 11,865 shares of common stock (as adjusted for common stock dividends) under its repurchase plan at an aggregate cost of $0.2 million. There were also 3,567 and 113,379 shares of common stock (as adjusted for common stock dividends) for the three months ended March 31, 2006 and 2005, respectively, acquired in connection with stock option exercises.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trusts

The total amount of Capital Securities outstanding as of March 31, 2006 is $60.0 million. Capital Securities are generally permitted to be included in Tier I regulatory capital in an amount not in excess of 25 percent of Tier I Capital, with the remainder included in Total Capital. At March 31, 2006, Tier I Capital totaled $272.4 million, which included $60.0 million of Capital Securities.

11.	Commitments and Contingencies

In the normal course of business, various commitments to extend credit are made that are not reflected in the accompanying condensed consolidated financial statements. At March 31, 2006, formal credit lines, loan commitments, which are primarily loans collateralized by real estate, and credit card loans approximated $366.9 million, $72.4 million, and $41.0 million, respectively. Outstanding standby letters of credit totaled $44.5 million. Such amounts represent the maximum risk of loss on these commitments.

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

The Company is party to employment agreements with the Company’s Chief Executive Officer, Thomas E. Hales, and its President and Chief Operating Officer, Raymond J. Crotty, which are described in Note 16 to the Company’s Consolidated Financial Statements included in the 2005 Annual Report to Stockholders.

Effective May 19, 1999, the Company adopted the Retirement Plan for non-employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the “Director Retirement Plan”). At March 31, 2006 and December 31, 2005, the Company had a recorded liability of $556,000 and $549,000, respectively, to provide for the present value of payments expected to be made under the Director Retirement Plan. The discount rate used to compute the present value obligation is 5.25 percent for both periods. At March 31, 2006 and December 31, 2005, a net intangible asset of $116,000 and $140,000, respectively, is recorded, reflecting the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee Directors. Benefit cost for the Director Retirement Plan for the three months ended March 31, 2006 and 2005 was approximately $31,000 and $36,000, of which $24,000 and $25,000 represents amortization of prior service cost, and $7,000 and $11,000 represents current service cost, respectively.

U.S.B. HOLDING CO., INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other commitments are also described in Note 16 to the Company’s Consolidated Financial Statements included in the Company’s 2005 Annual Report to Stockholders.

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

12.	Segment Information

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

The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, and Southern Connecticut and the surrounding area. For the three months ended March 31, 2006 and 2005, there is no customer that accounted for more than ten percent of the Company’s revenue.

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

The Company’s core revenue, net interest income, has benefited during the three months ended March 31, 2006 from an increase in the net interest margin as a result of the Federal Reserve increasing short-term interest rates. However, the Company’s net interest income is under pressure from a relatively flat U.S. Treasury yield curve. The current slope of the U.S. Treasury yield curve could negatively affect net interest income by causing interest rate margins to compress.

Also significant to the Company’s net income and earnings per common share is the ability to generate quality interest earning assets in the form of loans and securities at reasonable interest spreads to maintain or increase net interest income. Increasing the Company’s interest earning assets is proving to be challenging as a result of the current interest rate environment and the flattening yield curve, intense competition for loans, and difficulty in obtaining acceptable yields and structures on security investments, while managing interest rate risk. In addition, significant loan prepayments, particularly in commercial mortgage loans, are also impacting the Company’s ability to increase interest earning assets.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with GAAP. The Company’s significant accounting policies are more fully described in Note 3 to the Company’s Consolidated Financial Statements included in the Company’s 2005 Annual Report to Stockholders. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary.

The more critical policies given the Company’s current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses, reserve for unfunded loan commitments and standby letters of credit, and provision for credit losses, the classification of securities as either held to maturity or available for sale and evaluation of other than temporary impairment of securities, and the evaluation of the valuation reserves for net deferred tax assets. In connection with the determination of the allowance for loan losses, reserve for unfunded loan commitments and standby letters of credit, and provision for credit losses, management obtains independent appraisals for significant properties that collateralize loans with real estate. These accounting policies are those that most frequently require management to make estimates and judgments and, therefore, are critical to understanding the Company’s results of operations. The Company’s critical accounting policies are described in greater detail under the heading “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2005 Annual Report to Stockholders. The Company’s practice on each of these accounting policies is further described in the applicable sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2005 Annual Report to Stockholders.

U.S.B. HOLDING CO., INC. ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

At March 31, 2006, the Company had total assets of $2,799.7 million, an increase of $41.5 million from December 31, 2005. The securities portfolio, including investments in Federal Home Loan Bank of New York (“FHLB”) stock, totaled $1,191.5 million and $1,153.6 million at March 31, 2006 and December 31, 2005, respectively, an increase of $37.9 million during the three months ended March 31, 2006. The securities portfolio consisted of securities held to maturity at amortized cost of $746.8 million and $746.9 million, securities available for sale at estimated fair value totaling $409.9 million and $376.0 million, and FHLB stock of $34.8 million and $30.8 million at March 31, 2006 and December 31, 2005, respectively.

Securities are selected to provide safety of principal and liquidity, produce income on excess funds during structural changes in the composition of deposits and during cyclical and seasonal changes in loan demand, and to leverage capital. The amount of securities purchased and maintained in the investment portfolio is dependent on the level of deposit growth in excess of loan growth, the ability to leverage capital, while maintaining adequate capital ratios and managing interest rate risk, and the ability of the Bank to borrow wholesale funds. In order to manage liquidity and control interest rate risk, the Company’s investment strategy focuses on a combination of securities that have short maturities, adjustable-rate securities or those whose cash flow patterns result in a lower degree of interest rate risk, and investments in fixed rate securities with longer-term maturities and call options by the issuer to increase yield.

Generally, most securities may be used to collateralize borrowings and public deposits. As a result, the investment portfolio is an integral part of the Company’s funding strategy. The weighted average yield on a tax equivalent basis of the investment portfolio for the three months ended March 31, 2006 and December 31, 2005 was 5.53 percent and 5.47 percent, respectively. The weighted average life at March 31, 2006 and December 31, 2005 of the investment portfolio was 9.36 years and 8.90 years, respectively. The Company will continue to utilize the investment portfolio to invest excess cash flow and leverage capital, while managing interest rate risk.

During the three months ended March 31, 2006, U.S. government agency securities decreased $0.6 million primarily due to a decrease in the estimated fair value of available for sale securities of $0.8 million, partially offset by $0.2 million of amortization of the loss on transfer of available for sale securities to held to maturity. U.S. government agency securities of $709.8 million as of March 31, 2006, consisted of fixed rate securities with longer term maturities and call options by the issuer to increase yield. Mortgage-backed securities increased by $34.7 million primarily due to purchases of $50.0 million, partially offset by principal paydowns of $12.1 million and a decrease in the estimated fair value of available for sale securities of $3.2 million. The Bank’s investment in obligations of states and political subdivisions, or municipal securities, decreased by $0.2 million due primarily to maturities and redemptions of $5.2 million, partially offset by purchases of $5.0 million. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. These obligations are principally of New York State political subdivisions and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

U.S.B. HOLDING CO., INC. ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company invests in medium-term corporate debt securities, bank and other equity securities, and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase. The Company had outstanding balances in corporate securities of $0.1 million at both March 31, 2006 and December 31, 2005 consisting of bank and other equity securities.

Loans represent the largest and highest yielding earning assets of the Company. The Company continues to originate a significant portion of loans collateralized by real estate within the markets it primarily conducts business. Loan volume is dependent on the Bank’s ability to originate loans in the competitive markets in which it operates. Critical factors include the credit worthiness of borrowers, the economy of the Bank’s markets, and the level of interest rates. Also impacting net loan growth is the level of loan prepayments and intense competition from other financial institutions.

At March 31, 2006, loans outstanding were $1,499.0 million, a net increase of $24.0 million or 1.6 percent compared to December 31, 2005. The increase in the outstanding loan balance reflects increases of: $10.6 million in land acquisition and construction loans, $10.6 million in time unsecured loans, $10.7 million in time secured loans, $1.3 million in residential mortgage loans, and $0.7 million in other loans. The increase was partially offset by decreases of $5.4 million in commercial mortgages, $3.8 million in home equity loans, $0.4 million in credit cards, and $0.3 million in commercial installment loans. The Company had approximately $407.9 million in formal credit lines outstanding, $72.4 million in loan commitments outstanding, which are loans primarily collateralized by real estate, and $44.5 million of standby letters of credit outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increasing deposits and borrowings, and receiving proceeds from loan repayments and maturing securities.

The Company's allowance for loan losses increased $285,000 to $15,449,000 at March 31, 2006, from $15,164,000 at December 31, 2005. The increase in the allowance for loan losses (the “allowance”) was due to an increase in the loan portfolio, partially offset by a decrease in classified loans. The allowance represents 1.03 percent of gross loans outstanding at both March 31, 2006 and December 31, 2005. The allowance and reserve for unfunded loan commitments and standby letters of credit (the “reserve”) reflect a provision of $309,000 and net charge-offs of $127,000 recorded for the three months ended March 31, 2006. The reserve of $1,003,000 at March 31, 2006 and $1,106,000 at December 31, 2005 is included in other liabilities. At March 31, 2006, there are loans of $7.2 million, which are not on nonaccrual status, that are potential problem loans, which may result in the loans being placed on nonaccrual status in the future. Potential problem loans aggregating $5.8 million are related to one customer relationship and are well collateralized by real estate and supported by personal guarantees.

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

The provisions for credit losses established for the three months ended March 31, 2006 and 2005, and the related allowance and reserve, reflect net charge-offs incurred and risks with respect to real estate, time and demand, installment, credit card, and other loans, as well as the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. Management believes the allowance and the reserve at March 31, 2006 appropriately reflect the risk elements inherent in the total credit portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance or the reserve in response to changing economic conditions or regulatory examinations.

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

Total deposits decreased $51.0 million, or 2.8 percent, for the three months ended March 31, 2006 to $1,796.2 million from $1,847.2 million at December 31, 2005. The total deposit decrease resulted from net decreases in retail and commercial deposits of $38.7 million and brokered deposits of $24.8 million, partially offset by an increase in municipal deposits of $12.5 million.

U.S.B. HOLDING CO., INC. ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The $38.7 million decrease in retail and commercial deposits at March 31, 2006 was due to decreases in savings, demand, money market, and NOW deposits of $17.0 million, $18.6 million, $23.4 million and $2.7 million, respectively, as compared to December 31, 2005. The decreases were primarily due to customers moving deposits to more competitive products to better react to a rising short-term interest rate environment and increasing competition for such accounts. The decrease in retail and commercial deposits was partially offset by increases in time deposits under $100,000, IRA and KEOGH deposits and time deposits over $100,000 of $13.8 million, $3.0 million, and $6.2 million, respectively. These increases were due to offering products with competitive rates on time deposits with maturities of less than 12 months.

The decrease in deposits was also due to $24.8 million of brokered deposits maturing during the 2006 first quarter. The brokered deposits were not renewed as a result of alternative sources of funding (i.e., wholesale borrowings and municipal deposits) being more competitive.

For the three months ended March 31, 2006, municipal deposits increased $12.5 million, primarily as a result of offering competitive rates on interest bearing products. An increase in municipal deposits occurred in demand, NOW, and savings deposits of $1.9 million, $17.0 million, and $1.9 million, respectively. The increases were partially offset by decreases in municipal money market and time deposits of $2.7 million and $5.6 million, respectively, due to increased competition for these deposits.

As the amounts of deposits change and earning assets increase or decrease, the Bank will manage its funding with short-term borrowings. Short-term borrowings provide management with the ability to react to changes in levels of earning assets. As of March 31, 2006, the Bank had $135.0 million of FHLB short-term borrowings primarily as a result of a decrease in retail and commercial deposits, as well as brokered deposits. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $207.0 million at March 31, 2006 from the December 31, 2005 balance of $204.2 million, an increase of 1.4 percent. The increase primarily resulted from: $8.1 million of net income for the three months ended March 31, 2006; $1.7 million of stock options exercised; and $0.2 million of amortization related to stock options vested during the period; partially offset by treasury stock purchases of $1.7 million; cash dividends paid of $3.0 million; and an increase in other comprehensive loss of $2.4 million.

The Company's leverage ratio at March 31, 2006 was 9.79 percent, compared to 9.47 percent at December 31, 2005. The increase in the Company’s leverage capital ratio is due primarily to the increase in stockholders’ equity, excluding accumulated other comprehensive loss, for the three months ended March 31, 2006. The Company's Tier I and total capital ratios under applicable risk-based capital guidelines were 15.91 percent and 16.87 percent at March 31, 2006, and 16.00 percent and 16.98 percent at December 31, 2005, respectively. In addition, the Bank exceeded all current regulatory capital requirements and was in the “well-capitalized” category at March 31, 2006 and December 31, 2005.

U.S.B. HOLDING CO., INC. ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Earnings

Net income for the three months ended March 31, 2006 was $8.1 million compared to $7.4 million for the three months ended March 31, 2005, an increase of 9.8 percent. Diluted earnings per common share were $0.36 for the three months ended March 31, 2006, compared to $0.33 per common share in the prior year period, an increase of 9.1 percent. The Company’s net income for the three months ended March 31, 2006 resulted in a 15.73 percent return on average common stockholders’ equity and a 1.16 percent return on average total assets, as compared to 16.03 percent and 1.07 percent, respectively, for the three months ended March 31, 2005.

The increases in the three months ended March 31, 2006 net income and diluted earnings per common share compared to the 2005 period are due to increases in net interest income and non-interest income, and decreases in the provision for credit losses, non-interest expenses and the effective rate for the provision for income taxes.

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income is positively impacted by a combination of increases in earning assets over interest bearing liabilities, and an increase in the net interest spread between earning assets and interest bearing liabilities, as well as an increase in the volume of interest earning assets. Net interest income is adversely impacted by a combination of decreases in earning assets over interest bearing liabilities, a decrease in the net interest spread between earning assets and interest bearing liabilities, and a decrease in the volume of interest earning assets. For the three months ended March 31, 2006, net interest income increased 1.6 percent to $23.4 million compared to $23.0 million for the three months ended March 31, 2005.

The increase in net interest income for the three months ended March 31, 2006 resulted primarily from increases in the net interest spread and margin on a tax equivalent basis. The net interest spread and margin on a tax equivalent basis for the three months ended March 31, 2006 increased to 3.46 percent and 3.59 percent, compared to 3.41 percent and 3.53 percent for the 2005 period, respectively. The increases in the net interest margin and spread on a tax equivalent basis were primarily due to a 200 basis point increase in short-term interest rates by the Federal Reserve Bank from March 31, 2005 to March 31, 2006. The short-term interest rate increases resulted in an increase in the yields on the Company’s floating rate assets tied to the prime rate and LIBOR, which was greater than the increase in the yield on interest bearing liabilities during the 2006 first quarter compared to the 2005 prior year period. As of March 31, 2006, the Company’s balance sheet is in a liability rate sensitive position. As a result, net interest income is under pressure from a relatively flat U.S. Treasury yield curve. The current slope of the U.S. Treasury yield curve could negatively affect net interest income by causing interest rate margins to compress.
For the three months ended March 31, 2006, tax equivalent yields on interest earning assets increased to 6.36 percent from 5.68 percent, and yields on interest bearing liabilities increased to 2.90 percent from 2.27 percent, as compared to the 2005 period, respectively. The increase in tax equivalent yields on interest earning assets for the three months ended March 31, 2006 was due to increases in yields on average securities to 5.53 percent from 5.00 percent, yields on average federal funds sold to 4.41 percent from 2.42 percent, and yields on average net loans to 7.05 percent from 6.31 percent, as compared to the 2005 period, respectively. For the three months ended March 31, 2006, the increase in yields on interest bearing liabilities was due to increases in yields on Capital Securities to 8.58 percent from 7.26 percent and yields on deposits to 2.20 percent from 1.42 percent, as compared to the 2005 period, respectively.

U.S.B. HOLDING CO., INC. ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in net interest income for the three months ended March 31, 2006 was also attributable to an increase in average earning assets of $12.3 million, or 0.5 percent, to $2,676.0 million from $2,663.7 million for the 2005 period. The increase was due to a $78.0 million, or 7.1 percent, increase in average investment securities, primarily from additional leveraging in the 2006 first quarter and investment of municipal deposits during the second half of 2005, partially offset by decreases in net average loans of $27.5 million, or 1.8 percent, from prepayments and competition in the Bank’s market area and average federal funds sold of $38.1 million, or 64.5 percent.

The increase in net interest income was partially offset by an increase in average interest bearing liabilities of $40.3 million, or 1.8 percent, for the three months ended March 31, 2006, as compared to the 2005 period. The increase in average interest bearing liabilities was primarily due to increases in average borrowings to fund investment securities of $37.4 million, or 6.2 percent, and interest bearing deposits of $2.9 million, or 0.2 percent, for the three months ended March 31, 2006, as compared to the 2005 period. Average demand deposits decreased $18.4 million, or 5.5 percent, for the three months ended March 31, 2006, as compared to the prior year period. The decrease in average demand deposits also partially offset the increase in the net interest income, as well as the net interest margin and spread on a tax equivalent basis, resulting in demand deposits being replaced with interest bearing liabilities.

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

Provision for Credit Losses

The provision for credit losses declined to $309,000 for the 2006 first quarter, as compared to $391,000 for the 2005 period. The decrease for the three months ended March 31, 2006 was due to a lower level of loan growth in the 2006 first quarter compared to the 2005 first quarter period, primarily as a result of prepayments on commercial loans, partially offset by a higher ratio of allowance for loan losses to total loans at March 31, 2006 compared to March 31, 2005. The ratio of non-performing assets to total assets at March 31, 2006 was 0.29 percent compared to 0.33 percent and 0.03 percent at December 31, 2005 and March 31, 2005, respectively. During the three months ended March 31, 2006, net charge-offs totaled $127,000 compared to net recoveries of $34,000 for the 2005 period. Net charge-offs during the three months ended March 31, 2006 primarily consisted of a standby letter of credit charge-off of $82,000 for a non-performing real estate construction project of which the amount was fully reserved for during 2005.

U.S.B. HOLDING CO., INC. ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans were $8.1 million and $1.0 million at March 31, 2006 and 2005, respectively, compared to $9.0 million at December 31, 2005. Total nonaccrual loans at March 31, 2006 primarily consisted of two customer relationships of $4.7 million and $2.9 million. The loans related to one customer relationship aggregating to $4.7 million ($4.7 million at December 31, 2005) have been placed on nonaccrual status as a result of alleged fraudulent activity by the borrower related to the real estate collateral of the loans. The Bank is pursuing collection of the principal from a title insurance company, which insured the Bank’s first mortgage positions. The loans related to another customer relationship aggregating to $2.9 million ($3.9 million at December 31, 2005) involve a collateralized real estate construction project that has experienced unexpected delays in completing the construction. The loans are also supported by personal guarantees.

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

Net income is adversely impacted by the level of non-performing assets caused by the deterioration of borrowers’ ability to meet scheduled interest and principal payments. In addition to foregone revenue, the Company must increase the level of provisions for credit losses, incur collection costs, and other costs associated with the management and disposition of foreclosed properties. A substantial portion (87.8 percent at March 31, 2006) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates.

Non-Interest Income

Non-interest income increased for the three months ended March 31, 2006 to $2.0 million from $1.8 million compared to the 2005 prior year period. The increase for the three months ended March 31, 2006, as compared to the 2005 period was primarily due to loan prepayment fees and fee income on debit cards, generation gold checking account products, and credit cards, as well as an increase in the market value on deferred compensation. The increase was partially offset by decreases in fee income on letters of credit and investment product sales and commission-based products.

Non-Interest Expenses

Non-interest expenses decreased $0.4 million, or 2.8 percent, to $13.0 million for the three months ended March 31, 2006 compared to the 2005 period. The primary reasons for the decrease were lower levels of salaries and benefits expense, professional fees, and occupancy and equipment expense, partially offset by increases in advertising and business development expense and other expense.

U.S.B. HOLDING CO., INC. ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salaries and employee benefits expense, the largest component of non-interest expense, decreased by $57,000, or 0.7 percent, during the three months ended March 31, 2006 compared to the 2005 period. This decrease was due to lower expenses related to medical benefit costs, partially offset by higher levels of incentive, stock options, and deferred compensation expense, and a decrease in deferred loan origination costs.

Changes in non-interest expense for the three months ended March 31, 2006, compared to the 2005 period, were also primarily due to the following:

▪
Decrease of $102,000 (5.0 percent) in occupancy and equipment expense. The decrease primarily reflects a reevaluation of maintenance contracts and a decrease in depreciation expense due to fixed assets being fully depreciated during the second half of 2005. The decrease was partially offset by higher energy costs and an increase in rent expense for the Stamford, Connecticut, and Manhattan locations.

▪	Increase of $27,000 (4.7 percent) in advertising and business development expense. The increase for the three month period was due to an increase in television, print, and radio advertising.

▪
Decrease of $295,000 (44.2 percent) in professional fees. The decrease is primarily due to higher legal fees during the 2005 period related to a non-performing real estate construction loan and costs related to compliance with Section 404 of the Sarbanes-Oxley Act.

▪
Increase of $64,000 (7.4 percent) in other expenses. The increase was primarily due to an increase in dues paid to the New York State Banking Department, higher expenses related to value added account services, and an increase in consulting costs. The increase was partially offset by a decrease in employee travel and training.

Income Taxes

The effective income tax rate for the three months ended March 31, 2006 was 32.6 percent compared to 33.3 percent for the 2005 first quarter. The effective income tax rate for both the 2006 and 2005 periods reflects nontaxable income from municipal bonds, lower state income taxes, and in 2006 the satisfactory completion of a Federal tax examination for prior income tax years.

As a result of a reduction in taxable income for New York State tax purposes, the Company has established a valuation allowance at March 31, 2006, December 31, 2005, and March 31, 2005 in the amount of $3.0 million, $3.0 million, and $2.8 million, respectively. The valuation allowance reduces the New York State net deferred tax asset to the amount management believes will more likely than not be realized. As of March 31, 2006, the New York State deferred tax asset, net of state deferred tax liabilities, is fully reserved by the valuation allowance.

U.S.B. HOLDING CO., INC. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates, foreign currency exchange rates, and commodity prices. Quantitative and qualitative disclosures about market risk at December 31, 2005 were reported in the Company’s 2005 Annual Report to Stockholders. There have been no material changes in the Company’s market risk exposures at March 31, 2006 compared to December 31, 2005. Interest rate risk continues to be the Company’s primary market risk exposure since substantially all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into or acquired for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps and has not been party to any derivative financial instruments during the three months ended March 31, 2006.

The Company continues to use two methods to evaluate its market risk to changes in interest rates, a “Static Gap” evaluation and a simulation analysis of the impact of changes in interest rates on the Company’s net interest income and cash flow. There have been no changes in the Company’s policy limit of acceptable variances to net interest income at March 31, 2006 as compared to December 31, 2005. The Company’s “Static Gap” at March 31, 2006 was a negative cumulative gap of $373.4 million in the one-year time frame compared to a negative cumulative gap of $166.6 million at December 31, 2005. If interest rates were to gradually increase 200 basis points or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period continues to be within the Company’s policy limit of not changing by more than 5.0 percent.

U.S.B. HOLDING CO., INC. ITEM 4. CONTROLS AND PROCEDURES

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of March 31, 2006. The Chief Executive Officer and Chief Financial Officer have each concluded, based on their review, that as of March 31, 2006, the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors relevant to our operations from those disclosed in the Company’s 2005 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs[2]
January 1 to January 31	―	―	―	300,000
February 1 to February 28	35,000	21.65	35,000	265,000
March 1 to March 31	33,567	21.88	30,000	235,000
Total	68,567	21.76	65,000	235,000

1    Includes common stock acquired in connection with the exercise of stock options.
2    The Company authorized a common stock repurchase plan of up to 300,000 shares on December 13, 2005 to expire on December 31, 2006.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

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

ITEM 6. EXHIBITS

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

		(10) (w)	U.S.B. Holding Co., Inc. Severance Plan dated January 30, 2002 (incorporated herein by reference to Registrant’s 2001 10-K, Exhibit (10)(y)).
(10) (l)
Amendment No. 2 to the Employees Stock Option Plan (incorporated herein by reference to Appendix A to Tappan Zee Financial, Inc.’s Proxy Statement for use in connection with its 1997 Annual Meeting of Shareholders (File No. 000-26466) (“Tappan Zee 1997 Proxy Statement”)).

		(10) (x)	U.S.B. Holding Co., Inc. Executive Incentive Bonus Plan as amended February 24, 1999 (incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement filed April 27, 1999 (File No. 002-79734)).
(10) (m)	Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors (“Outside Director Option Plan”) (incorporated herein by reference to Exhibit B to the Tappan Zee 1996 Proxy Statement).	(10) (y)	Amendment No. 2 to the Key Employees’ Supplemental Investment Plan dated September 1, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (“2003 Third Quarter 10-Q”), Exhibit (10)(ab)).
(10) (n)	Amendment No. 1 to the Outside Director Option Plan (incorporated herein by reference to the Tappan Zee 1997 10-K, Exhibit 10.2.1).	(10) (z)	Amendment No. 1 to the Key Employees’ Diversified Investment Plan dated September 1, 2003 (incorporated herein by reference to the Registrant’s 2003 Third Quarter 10-Q, Exhibit (10)(ac)).
(10) (o)	Amendment No. 2 to the Outside Director Option Plan (incorporated herein by reference to Appendix B to the Tappan Zee 1997 Proxy Statement).	(10) (aa)	Amended and restated Key Employees’ Supplemental Investment Plan and Key Employees’ Supplemental Diversified Investment Plan dated November 30, 2005, effective January 1, 2005 (incorporated herein by reference to Registrant’s 2005 Annual Report on Form 10-K, Exhibit (10) (cc)).
(10) (p)
Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 33-94128) filed on June 30, 1995, as amended, Exhibit 10.7).

		(10) (bb)	Amended and restated Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated December 13, 2005, effective January 1, 2005 (incorporated herein by reference to Registrant’s 2005 Annual Report on Form 10-K, Exhibit (10) (dd)).
(10) (q)	Registrant’s 2005 Employee Stock Option Plan (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement filed April 28, 2005).	(31.1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).*
(10) (r)	Form of Employee Stock Option Agreement by and between the Registrant and recipients of stock options granted pursuant to the Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 16, 2005).	(31.2)	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).*
(10) (s)	Registrant’s 2005 Director Stock Option Plan (incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement filed April 28, 2005).	(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*
* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2006.

U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales	/s/ Thomas M. Buonaiuto
Thomas E. Hales Chairman of the Board, Chief Executive Officer, and Director	Thomas M. Buonaiuto Executive Vice President, Chief Financial Officer, and Assistant Secretary (Principal Financial and Accounting Officer)