Form 10-Q
period 2006-06-30
USB HOLDING CO INC
filed 2006-08-09
CIK 707805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:  ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING AT AUGUST 1, 2006

Common stock, par value $0.01 per share	21,760,268

U.S.B. HOLDING CO., INC.

- i -

ITEM 1. PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	(000’s, except share data)
ASSETS	June 30, 2006	December 31, 2005
Cash and due from banks	$41,200	$58,635
Federal funds sold	63,300	22,300
Cash and cash equivalents	104,500	80,935
Interest bearing deposits in other banks	123	132
Securities:
Available for sale (at estimated fair value)	394,022	375,990
Held to maturity (estimated fair value of $714,018 as of 2006 and $740,269 as of 2005)	738,713	746,851
Loans, net of allowance for loan losses of $16,260 as of 2006 and $15,164 as of 2005	1,482,010	1,459,820
Premises and equipment, net	14,154	13,762
Accrued interest receivable	18,325	18,184
Federal Home Loan Bank of New York stock	32,273	30,776
Intangible assets, net	3,216	3,826
Goodwill	1,380	1,380
Other assets	31,570	26,570
TOTAL ASSETS	$2,820,286	$2,758,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$308,966	$315,156
Interest bearing deposits:
NOW accounts	174,137	163,295
Money market accounts	193,769	158,286
Savings deposits	424,415	442,386
Time deposits	765,452	768,079
Total deposits	1,866,739	1,847,202
Accrued interest payable	9,476	8,546
Accrued expenses and other liabilities	15,164	14,180
Securities sold under agreements to repurchase	566,238	550,332
Federal Home Loan Bank of New York advances	91,818	71,827
Subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	61,858	61,858
Total liabilities	2,611,293	2,553,945
Minority-interest in junior preferred stock of consolidated subsidiary	128	128
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value
Authorized shares: 10,000,000; no shares outstanding as of 2006 and 2005	—	—
Common stock, $0.01 par value; authorized shares 50,000,000; Issued shares of 23,120,733 as of 2006 and 2005	231	231
Additional paid-in capital	211,876	211,686
Retained earnings	30,891	21,654
Treasury stock at cost, common shares 1,352,165 as of 2006 and 1,406,928 as of 2005	(21,614)	(21,670)
Common stock held for benefit plans	(3,087)	(2,927)
Deferred compensation obligation	3,087	2,927
Accumulated other comprehensive loss	(12,519)	(7,748)
Total stockholders’ equity	208,865	204,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,820,286	$2,758,226

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	(000’s, except share data)
	Three Months Ended
	June 30,
	2006	2005
INTEREST INCOME:
Interest and fees on loans	$27,014	$24,990
Interest on federal funds sold	390	173
Interest and dividends on securities:
U.S. government agencies	9,945	8,680
Mortgage-backed securities	4,549	4,260
Obligations of states and political subdivisions	1,102	1,003
Corporate and other	43	38
Dividends on Federal Home Loan Bank of New York stock	403	348
Total interest income	43,446	39,492
INTEREST EXPENSE:
Interest on deposits	11,237	7,569
Interest on borrowings	7,962	6,826
Interest on subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	1,382	1,182
Total interest expense	20,581	15,577
NET INTEREST INCOME	22,865	23,915
Provision for credit losses	998	85
Net interest income after provision for credit losses	21,867	23,830
NON-INTEREST INCOME:
Service charges and fees	834	927
Other income	773	952
Total non-interest income	1,607	1,879
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,000	8,268
Occupancy and equipment	1,942	1,812
Advertising and business development	673	595
Professional fees	401	470
Communications	297	327
Amortization of intangibles	276	285
Stationery and printing	143	152
FDIC insurance	64	70
Other expense	994	1,009
Total non-interest expenses	12,790	12,988
Income before income taxes	10,684	12,721
Provision for income taxes	3,459	3,912
NET INCOME	$7,225	$8,809
BASIC EARNINGS PER COMMON SHARE	$0.33	$0.41
DILUTED EARNINGS PER COMMON SHARE	$0.32	$0.39
WEIGHTED AVERAGE COMMON SHARES	21,765,023	21,577,459
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	22,771,764	22,418,588
DIVIDENDS PER COMMON SHARE	$0.14	$0.13
See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	(000’s, except share data) Six Months Ended June 30,
	2006	2005
INTEREST INCOME:
Interest and fees on loans	$52,955	$48,621
Interest on federal funds sold	619	528
Interest and dividends on securities:
U.S. government agencies	19,880	16,366
Mortgage-backed securities	8,768	8,533
Obligations of states and political subdivisions	2,214	1,929
Corporate and other	85	73
Dividends on Federal Home Loan Bank of New York stock	781	663
Total interest income	85,302	76,713
INTEREST EXPENSE:
Interest on deposits	21,366	14,164
Interest on borrowings	15,000	13,342
Interest on subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	2,709	2,304
Total interest expense	39,075	29,810
NET INTEREST INCOME	46,227	46,903
Provision for credit losses	1,307	476
Net interest income after provision for credit losses	44,920	46,427
NON-INTEREST INCOME:
Service charges and fees	1,663	1,831
Other income	1,901	1,875
Total non-interest income	3,564	3,706
NON-INTEREST EXPENSES:
Salaries and employee benefits	16,264	16,589
Occupancy and equipment	3,890	3,862
Advertising and business development	1,275	1,170
Professional fees	774	1,138
Communications	643	668
Amortization of intangibles	561	576
Stationery and printing	296	313
FDIC insurance	136	146
Other expense	1,919	1,870
Total non-interest expenses	25,758	26,332
Income before income taxes	22,726	23,801
Provision for income taxes	7,386	7,601
NET INCOME	$15,340	$16,200
BASIC EARNINGS PER COMMON SHARE	$0.71	$0.75
DILUTED EARNINGS PER COMMON SHARE	$0.67	$0.72
WEIGHTED AVERAGE COMMON SHARES	21,744,542	21,507,990
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	22,755,686	22,421,999
DIVIDENDS PER COMMON SHARE	$0.28	$0.26

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(000’s) Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$15,340	$16,200
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,307	476
Depreciation and amortization	1,648	1,751
Amortization of discounts on securities - net	(102)	(250)
Deferred income tax benefit, net	(428)	(1,719)
Gains on securities transactions	(5)	—
Share based compensation	499	—
Excess income tax benefits from share based payment arrangements	(731)	—
Non-cash benefit plan expense	14	170
Increase in accrued interest receivable	(141)	(27)
Increase in accrued interest payable	930	120
Decrease in accrued income tax payable	(1,097)	(800)
Other - net	899	6,878
Net cash provided by operating activities	18,133	22,799
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	10	—
Proceeds from principal repayments, redemptions and maturities of:
Securities available for sale	25,427	165,748
Securities held to maturity	16,117	31,130
Purchases of securities available for sale	(51,098)	(14,750)
Purchases of securities held to maturity	(7,582)	(270,233)
Net purchases of Federal Home Loan Bank of New York stock	(1,497)	(3,707)
Net decrease in interest bearing deposits in other banks	9	121
Net increase in loans outstanding	(23,602)	(8,962)
Purchases of premises and equipment - net	(1,430)	(161)
Net cash used for investing activities	(43,646)	(100,814)
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits, NOW, money market and savings accounts	22,164	41,291
Net decrease in time deposits, net of withdrawals and maturities	(2,627)	(1,992)
Net (decrease) increase in securities sold under agreements to repurchase - short-term	(61,594)	73,654
Proceeds from securities sold under agreements to repurchase - long-term	160,000	—
Repayment of securities sold under agreement to repurchase - long-term	(82,500)	—
Proceeds from Federal Home Loan Bank of New York advances - long-term	50,000	―
Repayment of Federal Home Loan Bank of New York advances - long term	(30,009)	(873)
Cash dividends paid	(6,103)	(5,554)
Excess income tax benefits from share based payment arrangements	731	—
Proceeds from exercise of common stock options	1,631	2,472
Purchases of treasury stock	(2,615)	(1,409)
Net cash provided by financing activities	$49,078	$107,589
Increase in Cash and Cash Equivalents	$23,565	$29,574
Cash and Cash Equivalents, Beginning of Period	80,935	65,295
Cash and Cash Equivalents, End of Period	$104,500	$94,869
Supplemental Disclosures:
Interest paid	$(38,145)	$(29,690)
Income tax payments	$(8,227)	$(9,090)
Purchases of held to maturity securities not yet settled, including interest receivable	$—	$3,247
Amortization of loss on transfer of available for sale securities to held to maturity securities	$338	$339
Change in shares held in trust for deferred compensation	$(160)	$(160)
Change in deferred compensation obligation	$160	$160
Change in accumulated other comprehensive income	$(4,771)	$1,316
Non-cash exercise of stock options and related tax benefit	$1,384	$3,725
Non-cash purchases of treasury stock related to the exercise of stock options	$(197)	$(2,805)
Issuance of treasury stock related to the exercise of stock options	$2,869	$6,069

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006
(000’s except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2006	21,713,805	$231	$211,686	$21,654	$(21,670)	$(2,927)	$2,927	$(7,748)	$204,153

Net Income				15,340					15,340

Other comprehensive loss:
Net unrealized securities loss arising during the period, net of tax benefit of $2,567								(4,768)	(4,768)
Reclassification adjustment of net gain for securities sold, net of tax of $2								(3)	(3)

Other comprehensive loss								(4,771)	(4,771)

Total comprehensive income									10,569

Cash dividends:
Common ($0.28 per share)				(6,093)					(6,093)
Junior preferred stock				(10)					(10)

Common stock options exercised and related tax benefit	183,985		147		2,869				3,016

Amortization related to stock options vested during the period			499						499

Purchases of treasury stock	(129,222)		(456)		(2,813)				(3,269)

Deferred compensation obligation						(160)	160		―
Balance at June 30, 2006	21,768,568	$231	$211,876	$30,891	$(21,614)	$(3,087)	$3,087	$(12,519)	$208,865

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005
(000’s except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2005	20,346,814	$220	$184,166	$26,336	$(22,855)	$(2,780)	$2,746	$(5,787)	$182,046

Net Income				16,200					16,200

Other comprehensive income:

Net unrealized securities gain arising during the period, net of tax benefit of $709								1,316	1,316
Other comprehensive income								1,316	1,316

Total comprehensive income									17,516

Cash dividends:
Common ($0.26 per share)				(5,544)					(5,544)
Junior preferred stock				(10)					(10)

Common stock options exercised and related tax benefit	442,926		128		6,069				6,197

Purchases of treasury stock	(189,595)				(4,214)				(4,214)

ESOP shares committed to be released			65			34			99

Deferred compensation obligation						(160)	160		―
Balance at June 30, 2005	20,600,145	$220	$184,359	$36,982	$(21,000)	$(2,906)	$2,906	$(4,471)	$196,090

 See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Principles of Consolidation

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

The Company also has four subsidiary trusts, Union State Capital Trust I, Union State Statutory Trust II, USB Statutory Trust III, and Union State Statutory Trust IV (collectively, the “Trusts”), that are not consolidated with the Company for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Trusts were established by the Company in 1997, 2001, 2002, and 2004, respectively, for the purpose of issuing corporation-obligated mandatory redeemable capital securities (“Capital Securities”) and acquiring junior subordinated debt from the Company. See Note 10 to the Company’s Consolidated Financial Statements included in the Company’s 2005 Annual Report to Stockholders for a further discussion of the Capital Securities and the junior subordinated debt issued by the Company. The Company owns 100 percent of the voting securities of each of the Trusts. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trusts under the trust agreements relating to the Capital Securities. The Company’s ability to make interest payments on the subordinated debt is primarily dependent on the receipt of dividends from the Bank. See Note 9 of these notes to condensed consolidated financial statements for a discussion of the limits on the Bank’s ability to pay dividends to the Company.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006, the Company’s operations for the three and six months ended June 30, 2006 and 2005, and the Company’s cash flows and changes in stockholders’ equity for the six months ended June 30, 2006 and 2005. For purposes of presenting the condensed consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, as well as federal funds sold. Certain reclassifications have been made to prior year accounts to conform to the current year’s presentations.

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

Other-Than-Temporary Impairment: On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance of this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The FSP is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP Nos. 115-1 and FAS 124-1 on January 1, 2006 did not have a material impact on its consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pending Accounting Pronouncement: Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), requires a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring income tax positions for financial statement purposes. FIN No. 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt FIN No. 48 on January 1, 2007. Management is in the process of evaluating the impact of the adoption of FIN No. 48 on its consolidated financial statements.

4.	Accounting for Stock Based Compensation

SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), was revised in December 2004 (“SFAS No. 123R”) to require accounting for stock based compensation using a fair value based method in the financial statements for the first interim or reporting period beginning after June 15, 2005. Under the SFAS No. 123R transition method, compensation cost is recognized, net of estimated forfeitures, for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Prior to SFAS No. 123R, forfeitures were recorded as they occurred. Management has decided SFAS No. 123R will be applied prospectively beginning January 1, 2006. Accordingly, prior period amounts have not been restated.

On May 25, 2005, the stockholders of the Company approved the 2005 Director Stock Option Plan (the “Director Plan”) under which options to purchase an aggregate of 525,000 shares (as adjusted for common stock dividends) of the Company’s common stock may be granted to non-employee members of the Company’s Board of Directors. The Director Plan has a term of ten years. Options may not be exercised prior to the first anniversary of the date of grant and expire ten years after the date of grant. There have been options to purchase 192,297 shares (as adjusted for common stock dividends) granted under this plan, and there were options to purchase 332,703 shares (as adjusted for common stock dividends) remaining to be granted at June 30, 2006.

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

Under the Tappan Zee Directors’ Stock Option Plan (the “Tappan Zee Directors’ Plan”), which was assumed by the Company, 80,057 shares (as adjusted for common stock dividends) were authorized for issuance to non-employee directors for option exercises. Option terms and conditions are similar to those under the Tappan Zee Stock Option Plan (described below), except that all director options are non-qualified options. There have been options to purchase an aggregate of 66,710 shares (as adjusted for common stock dividends) granted under this plan. Upon the change in control that resulted when Tappan Zee was acquired by the Company, all options under this plan became vested. There were options to purchase an aggregate of 13,347 shares (as adjusted for common stock dividends) remaining to be granted at June 30, 2006 under this plan, which will expire at the end of August 2006.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company also maintains a 1998 Director Plan and 1989 Director Plan with options to purchase 563,818 shares (as adjusted for common stock dividends) granted and 935,646 shares (as adjusted for common stock dividends) granted, respectively, under the plans at June 30, 2006.

A summary of the activity in the director stock option plans and related information for the six months ended June 30, 2006 is as follows:

		2006	($ in 000’s)
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Vested outstanding at January 1,	558,082	$13.09	$5,216
Unvested outstanding at January 1,	94,811	20.14	224
Outstanding at January 1,	652,893	14.11	5,440
Granted	97,486	21.88	60
Exercised	(55,667)	9.20	(704)
Outstanding at June 30,	694,712	15.60	4,796
Unvested outstanding at June 30	(97,486)	21.88	(60)
Exercisable at June 30,	597,226	$14.57	$4,736
Weighted average fair value of options granted during the six months ended June 30, 2006		$7.38

The following table summarizes the range of exercise prices on stock options outstanding and exercisable under the director stock option plans at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 7.06 to $10.76	149,951	2.87	$9.82	149,951	$9.82
10.77 to 13.32	59,191	4.88	10.98	59,191	10.98
13.33 to 17.87	201,145	5.85	13.97	201,145	13.97
17.88 to 21.88	284,425	8.93	20.76	186,939	20.17
$ 7.06 to $21.88	694,712	6.38	$15.60	597,226	$14.57

On May 25, 2005, the stockholders of the Company approved the 2005 Employee Stock Option Plan under which options to purchase an aggregate of 1,890,000 shares (as adjusted for common stock dividends) of the Company’s common stock were authorized to be granted to key employees of the Company and its subsidiaries.

Under the 2005 Employee Stock Option Plan, both incentive and nonqualified stock options were authorized for issuance at prices at least equal to the fair value of the Company’s common stock at the time the options are granted (for incentive stock options, 110 percent of fair value for grants to an employee who, at the time of the grant, owns stock aggregating 10 percent or more of the combined voting power of all classes of Company stock).

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For option grants prior to January 1, 2006, each option holder may exercise up to one-half of his or her options after a three month period subsequent to the grant date and may exercise the remaining one-half six months after the grant date. For option grants after January 1, 2006, excluding option grants related to reload grants under employment agreements that will continue to vest in accordance with option grants prior to January 1, 2006, options will vest over a three year period from the date of the grant and be eligible to be exercised in one-third annual increments from the grant date. The options granted have a maximum exercisable term of ten years from the date of grant (not more than five years in the case of incentive stock options granted to an employee who, at the time of grant, owns stock aggregating 10 percent or more of the total combined voting power of all classes of Company stock). There have been options to purchase 441,684 shares (as adjusted for common stock dividends) granted under this plan, and there were options to purchase 1,448,316 shares (as adjusted for common stock dividends) remaining to be granted at June 30, 2006.

Under the Tappan Zee Stock Option Plan, which was assumed by the Company, 186,798 shares (as adjusted for common stock dividends) were authorized for issuance to employees for option exercises. Options under the Tappan Zee Stock Option Plan have a ten-year term and vest ratably over five years from the date of grant. Each option, however, became fully exercisable when Tappan Zee was acquired by the Company. There have been options to purchase 133,430 shares (as adjusted for common stock dividends) granted under the plan. At June 30, 2006, options to purchase 53,368 shares (as adjusted for common stock dividends) were remaining to be granted under this plan, which will expire at the end of August 2006.

The Company also maintains a 2001 Employee Stock Option Plan and 1997 Employee Stock Option Plan with options to purchase 1,907,467 shares (as adjusted for common stock dividends) granted and options to purchase 1,857,670 shares (as adjusted for common stock dividends) granted, respectively, under the plans at June 30, 2006.

A summary of the activity in the employee stock option plans and related information for the six months ended June 30, 2006 is as follows:

		2006	($ in 000’s)
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Vested outstanding at January 1,	2,651,175	$14.16	$22,072
Unvested outstanding at January 1,	1,560	22.26	—
Outstanding at January 1, 2006	2,652,735	14.16	22,072
Granted	321,586	21.96	174
Exercised	(128,318)	10.26	(1,521)
Expired	(69,300)	22.37	(9)
Outstanding at June 30, 2006	2,776,703	15.04	20,716
Unvested outstanding at June 30,	(319,803)	21.96	(174)
Exercisable at June 30, 2006	2,456,900	$14.14	$20,542
Weighted average fair value of options granted
during the six months ended June 30, 2006		$6.92

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the range of exercise prices on stock options outstanding and exercisable under the employee stock option plans at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 7.06 to $11.38	956,775	3.48	$10.47	956,775	$10.47
11.39 to 15.71	858,930	5.04	14.01	858,930	14.01
15.72 to 20.04	511,423	8.27	19.58	511,423	19.58
20.05 to 24.34	449,575	9.34	21.58	129,772	20.64
$ 7.06 to $24.34	2,776,703	5.79	$15.04	2,456,900	$14.14

For the three and six months ended June 30, 2006, the adoption of SFAS No. 123R resulted in stock based compensation expense of $0.3 million and $0.5 million, a decrease in net income of $0.2 million and $0.3 million, a decrease in basic earnings per common share of $0.01 and $0.01, and a decrease in diluted earnings per common share of $0.01 and $0.02, respectively. The income tax benefit related to the stock based compensation cost for the three and six months ended June 30, 2006 was $0.1 million and $0.2 million, respectively.

For the three months ended June 30, 2006 and 2005, $0.5 million and $2.1 million was received from the exercise of stock options, and $0.3 million and $0.4 million was realized as income tax deductions, respectively. For the six months ended June 30, 2006 and 2005, $1.6 million and $2.5 million was received from the exercise of stock options, and $0.7 million and $0.9 million was realized as income tax deductions, respectively.

As of June 30, 2006, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. The cost is expected to be recognized over thirty-four months. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options’ vesting period.

The following weighted average assumptions were used for the director and employee stock option plans for the three and six months ended June 30, 2006 and 2005:

	Three months ended		Six months ended
Director Plan Assumptions:	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected stock price volatility	32.22%	35.45%	32.22%	35.45%
Risk-free interest rate	4.56	3.98	4.56	3.98
Expected dividend yield	2.51	2.36	2.51	2.36
Expected annual forfeitures	1.70	n/a	1.70	n/a
Expected life (in years)	7.75	7.67	7.75	7.67

Employee Plan Assumptions:
Expected stock price volatility	30.52%	32.46%	30.54%	33.67%
Risk-free interest rate	5.03	4.06	5.03	4.06
Expected dividend yield	2.43	2.60	2.43	2.60
Expected annual forfeitures	1.29	n/a	1.29	n/a
Expected life (in years)	6.86	7.26	6.87	7.31

n/a - Prior to adopting SFAS No. 123R, forfeitures were recorded as they occurred.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The following table compares the Company’s net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the three and six months ended June 30, 2005. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and recognized over the options’ vesting period.

	(000’s, except share data)
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$8,809	$16,200
Less: junior preferred stock dividends	10	10
Less: total stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	692	872
Pro forma net income available to common stockholders	$8,107	$15,318
Earnings per common share:
Basic - as reported Basic - pro forma	$0.41 0.38	$0.75 0.71
Diluted - as reported Diluted - pro forma	$0.39 0.36	$0.72 0.68

5.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets acquired in connection with branch and bank acquisitions and a favorable lease were $9.0 million and $5.9 million as of June 30, 2006, and $9.0 million and $5.3 million as of December 31, 2005, respectively. The intangible amortization expense for the three and six months ended June 30, 2006 was $0.3 million and $0.6 million, respectively. The intangible amortization expense for the three and six months ended June 30, 2005 was $0.3 million and $0.6 million, respectively. The annual amortization expense for the remaining life of all intangibles will vary throughout the amortization periods. During such periods, the maximum amount of amortization will be $1.1 million. The Company also has a net intangible asset related to the Retirement Plan for non-employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the “Director Retirement Plan”) of $0.1 million at June 30, 2006, as further described in Note 11 to the condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Earnings Per Common Share (“EPS”)

The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Numerator:
Net Income	$7,225	$8,809	$15,340	$16,200
Less: preferred dividends	10	10	10	10
Net income for basic and diluted earnings per common share - net income available to common stockholders	$7,215	$8,799	$15,330	$16,190
Denominator:
Denominator for basic earnings per common share - weighted average shares	21,765,023	21,577,459	21,744,542	21,507,990
Effects of dilutive securities: director and employee - stock options	1,006,741	841,129	1,011,144	914,009
Denominator for diluted earnings per common share - adjusted weighted average shares	22,771,764	22,418,588	22,755,686	22,421,999
Basic earnings per common share	$0.33	$0.41	$0.71	$0.75
Diluted earnings per common share	0.32	0.39	0.67	0.72

7.	Securities

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

The decision to sell securities available for sale is based on management’s assessment of changes in economic or financial market conditions, interest rate risk, and the Company’s financial position and liquidity. Estimated fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of similar instruments. Securities in an unrealized loss position are periodically evaluated for other-than-temporary impairment. Management considers the effect of interest rates, credit ratings and other factors on the valuation of such securities, as well as the Company’s intent and ability to hold such securities until a forecasted recovery or maturity occurs. The Company does not acquire a significant amount of securities for the purpose of engaging in trading activities.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had gross realized gains of $5,000 and did not have realized losses during the six months ended June 30, 2006. There were no gross realized gains or losses during the three months ended June 30, 2006 and 2005, and six months ended June 30, 2005.

A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses on securities at June 30, 2006 and December 31, 2005 is as follows:

	(000’s)
June 30, 2006	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,924	$	―	$3,333	$69,591
Mortgage-backed securities	331,878		1,714	9,542	324,050
Obligations of states and political subdivisions	230		12	―	242
Corporate securities	109		30	―	139
Total securities available for sale	$405,141		$1,756	$12,875	$394,022
Held to Maturity:
U.S. government agencies	$639,478		$—	$24,868	$614,610
Obligations of states and political subdivisions	99,235		1,420	1,247	99,408
Total securities held to maturity	$738,713		$1,420	$26,115	$714,018

	(000’s)
December 31, 2005	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,921		$—	$1,616	$71,305
Mortgage-backed securities	306,166		2,053	3,930	304,289
Obligations of states and political subdivisions	230		17	―	247
Corporate securities	115		34	―	149
Total securities available for sale	$379,432		$2,104	$5,546	$375,990
Held to Maturity:
U.S. government agencies	$639,111		$31	$8,702	$630,440
Obligations of states and political subdivisions	107,740		2,470	381	109,829
Total securities held to maturity	$746,851		$2,501	$9,083	$740,269

Available for sale and held to maturity obligations of states and political subdivisions are not subject to Federal income tax.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securities in an Unrealized Loss Position that are not Other-Than-Temporarily Impaired

June 30, 2006	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$382,300	$12,173	$301,902	$16,027	$684,202	$28,200
Mortgage-backed Securities	79,754	1,681	126,874	7,861	206,628	9,542
Obligations of states and political subdivisions	44,312	750	9,237	498	53,549	1,248
Total temporarily impaired securities	$506,366	$14,604	$438,013	$24,386	$944,379	$38,990

December 31, 2005	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$594,442	$7,381	$91,977	$2,937	$686,419	$10,318
Mortgage-backed securities	116,585	2,349	49,274	1,581	165,859	3,930
Obligations of states and political subdivisions	36,850	164	6,190	217	43,040	381
Total temporarily impaired securities	$747,877	$9,894	$147,441	$4,735	$895,318	$14,629

The Company’s U.S. government agency and mortgage-backed securities that are in an unrealized loss position at June 30, 2006 and December 31, 2005 are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At June 30, 2006 and December 31, 2005, approximately $5.6 million and $5.3 million, respectively, of issuances were not rated, substantially all of which were bond or tax anticipation notes from local municipalities.

At June 30, 2006 the number of securities in an unrealized loss position included 24 U.S. government agencies, 30 mortgage-backed securities, and 156 obligations of states and political subdivisions. At December 31, 2005, the number of securities in an unrealized loss position included 23 U.S. government agencies, 23 mortgage-backed securities, and 102 obligations of states and political subdivisions. The temporary impairment on securities of less than 12 months and 12 months or more at June 30, 2006 and December 31, 2005 is due to the higher interest rate environment, as compared to the periods in which the securities were initially purchased. The higher interest rates resulted in a decline in the market value of the securities. The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment. Management does not consider the temporary impairment of the securities to be severe due to the high credit quality or insurance provided by private insurance companies, and the intent and ability of the Company to hold such securities until a forecasted recovery or maturity occurs.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Loans

Nonaccrual loans were $9.0 million at both June 30, 2006 and December 31, 2005. Total nonaccrual loans at June 30, 2006 primarily consisted of two customer relationships aggregating $4.7 million and $2.8 million, respectively. The loans related to the customer relationship aggregating $4.7 million have been placed on nonaccrual status as a result of alleged fraudulent activity by the borrower related to the real estate collateral of the loans. The Bank is pursuing collection of the principal balance of the loan from a title insurance company, which insured the Bank’s first mortgage positions. The loans related to the customer relationship aggregating $2.8 million involve a collateralized real estate construction project that has experienced unexpected delays in completing the construction. The loans are also supported by personal guarantees. Restructured loans were $0.1 million at both June 30, 2006 and December 31, 2005.

Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At June 30, 2006, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances, with the exception of one customer relationship involving real estate construction loans aggregating $2.8 million on nonaccrual status. Additional funds may be used by the customer to complete the real estate project. At June 30, 2006, there were loans aggregating $12.0 million, which were not on nonaccrual status, that were potential problem loans, which may result in the loans being placed on nonaccrual status in the near future. Potential problem loans aggregating $6.2 million are related to one customer relationship and are well collateralized by real estate and supported by personal guarantees. Accruing loans that are contractually past due 90 days or more at June 30, 2006 are immaterial.

At June 30, 2006 and December 31, 2005, the recorded investment in loans that are considered to be impaired approximated $19.0 million and $16.0 million, respectively, of which $8.7 million were in nonaccrual status for both periods. The average recorded investment in impaired loans for the six months ended June 30, 2006 and 2005, and for the year ended December 31, 2005 was $14.6 million, $6.6 million, and $11.4 million, respectively. Interest income recognized by the Company on impaired loans for the three and six months ended June 30, 2006 and 2005 was $0.2 million and $0.3 million, and $0.2 million and $0.4 million, respectively. As applicable, each impaired loan has a related allowance for loan losses.

9.	Borrowings and Stockholders’ Equity

The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York (“FHLB”) advances. Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow, when available, under master security sale and repurchase agreements through four primary investment firms, the FHLB, and to a lesser extent, its customers. At June 30, 2006, the Bank had no short-term repurchase agreements with the FHLB. At December 31, 2005, the Bank had short-term repurchase agreements with the FHLB of $61.0 million at a weighted average interest rate of 4.17 percent.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2006 and December 31, 2005, the Bank had short-term repurchase agreements with customers of $0.7 million and $1.3 million at a weighted average interest rate of 3.75 percent and 3.31 percent, respectively. These short-term customer borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $0.8 million at June 30, 2006 and an aggregate carrying value and estimated fair value of $1.4 million at December 31, 2005.

Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $90.0 million. At June 30, 2006 and December 31, 2005, the Bank had no federal funds purchased balances outstanding.

Short-term FHLB advances are borrowings with original maturities between one and 365 days. There were no short-term FHLB advances outstanding at June 30, 2006 and December 31, 2005.

Additional information with respect to short-term borrowings as of and for the six months ended June 30, 2006 and 2005 is presented in the following table:

	(000’s except percentages)
Short-Term Borrowings	2006	2005
Balance at June 30	$738	$100,977
Average balance outstanding	$62,716	$19,416
Weighted-average interest rate:
As of June 30	3.75%	3.29%
Paid during period	4.67%	2.90%

The Bank had long-term borrowings, which have original maturities of over one year, of $565.5 million and $488.0 million in securities sold under agreements to repurchase at June 30, 2006 and December 31, 2005, respectively. These borrowings have an original term of ten years at interest rates of 2.53 percent to 6.08 percent and 1.99 percent to 6.08 percent, respectively, which are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. The long-term borrowing in securities sold under agreements to repurchase may not be repaid in full prior to maturity without penalty.

As of June 30, 2006, long-term repurchase agreements with the FHLB were collateralized by securities with an aggregate carrying value of $584.2 million and an estimated fair value of $570.7 million. As of December 31, 2005, both short and long-term repurchase agreements with the FHLB were collateralized by securities with an aggregate carrying value of $569.5 million and an estimated fair value of $566.0 million.

At June 30, 2006 and December 31, 2005, long-term FHLB advances totaled $91.8 million and $71.8 million at interest rates of between 4.05 percent to 5.99 percent and 4.55 percent to 5.99 percent, respectively. At June 30, 2006, borrowings totaling $1.8 million were amortizing advances having scheduled payments. Other borrowings totaling $90.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. Advances at December 31, 2005 include $1.8 million of amortizing advances having scheduled periodic payments and $70.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. The long-term FHLB advances may not be repaid in full prior to maturity without penalty. At June 30, 2006 and December 31, 2005 these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $115.6 million and $88.3 million, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at June 30, 2006, with comparative totals for December 31, 2005, is as follows:
	(000’s except percentages)
Long-Term Borrowings	Within 1 Year	After 1 But Within 5 Years	After 5 Years	2006 Total	2005 Total
Contractual Payment Date:
Total long-term borrowing	$19	$242,589	$414,710	$657,318	$559,828
Weighted average interest rate	5.99%	5.43%	3.90%	4.46%	4.37%
Expected Call Date:
Total long-term borrowing	$214,519	$441,089	$1,710	$657,318	$559,828
Weighted average interest rate	4.25%	4.56%	5.99%	4.46%	4.37%

At June 30, 2006 and December 31, 2005, the Bank held 322,731 shares and 307,764 shares of capital stock of the FHLB with a carrying value of $32.3 million and $30.8 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 50 percent of total assets, or for collateral pledged by TPNZ, 75 percent of net equity, excluding securities sold under agreements to repurchase, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. In addition, the Bank may not declare and pay dividends more often than quarterly, and no dividends may be declared or paid if there is any impairment of the Bank’s capital stock. At June 30, 2006, the Bank could pay dividends of $55.0 million to the Company without having to obtain prior regulatory approval.

On December 13, 2005, the Company’s Board of Directors authorized the repurchase of up to 300,000 common shares, or approximately 1.4 percent of the Company’s outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2006 as, in the opinion of management, market conditions may warrant. The repurchased common shares will be held as treasury stock and will be available for general corporate purposes. The December 13, 2005 stock repurchase plan replaces the previous March 23, 2005 repurchase plan, which authorized the repurchase of up to 315,000 common shares (as adjusted for common stock dividends). For the six months ended June 30, 2006, the Company purchased 120,300 shares of common stock under its repurchase plan at an aggregate cost of $2.6 million. For the six months ended June 30, 2005, the Company purchased 70,140 shares of common stock (as adjusted for common stock dividends) under its repurchase plan at an aggregate cost of $1.4 million. There were also 8,922 and 128,935 shares of common stock (as adjusted for common stock dividends) for the six months ended June 30, 2006 and 2005, respectively, acquired in connection with stock option exercises.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trusts

The total amount of Capital Securities outstanding as of June 30, 2006 is $60.0 million. Capital Securities are generally permitted to be included in Tier I regulatory capital in an amount not in excess of 25 percent of Tier I Capital, with the remainder included in Total Capital. At June 30, 2006, Tier I Capital totaled $276.9 million, which included $60.0 million of Capital Securities.

11.	Commitments and Contingencies

In the normal course of business, various commitments to extend credit are made that are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2006, formal credit lines, loan commitments, which are primarily loans collateralized by real estate, and credit card loans approximated $399.2 million, $56.2 million, and $41.5 million, respectively. Outstanding standby letters of credit totaled $42.4 million. Such amounts represent the maximum risk of loss on these commitments.

Standby letters of credit are issued to guarantee financial performance or obligations of the Bank’s customers. Generally, standby letters of credit are either partially or fully collateralized by cash, real estate, or other assets. In most cases, personal guarantees are obtained. Standby letters of credit are considered in the Bank’s evaluation of its reserve for unfunded loan commitments.

The Company is party to employment agreements with the Company’s Chief Executive Officer, Thomas E. Hales, and its President and Chief Operating Officer, Raymond J. Crotty, which are described in Note 16 to the Company’s Consolidated Financial Statements included in the 2005 Annual Report to Stockholders.

Effective May 19, 1999, the Company adopted the Director Retirement Plan. At June 30, 2006 and December 31, 2005, the Company had a recorded liability of $563,000 and $549,000, respectively, to provide for the present value of payments expected to be made under the Director Retirement Plan. The discount rate used to compute the present value obligation is 5.25 percent for both periods. At June 30, 2006 and December 31, 2005, a net intangible asset of $91,000 and $140,000, respectively, was recorded, reflecting the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee Directors. Benefit cost for the Director Retirement Plan for the three and six months ended June 30, 2006 was approximately $31,000 and $63,000, of which $24,000 and $49,000 represents amortization of prior service cost, and $7,000 and $14,000 represents current service cost, respectively. Benefit cost for the Director Retirement Plan for the three and six months ended June 30, 2005 was approximately $36,000 and $71,000, of which $25,000 and $50,000 represents amortization of prior service cost, and $11,000 and $22,000 represents current service cost, respectively.

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

The Company provides reserves in accordance with SFAS No. 5, “Accounting for Contingencies,” as required. The ultimate resolution of any legal proceedings may differ from the amounts reserved, if any.

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

The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, and Southern Connecticut and the surrounding area. For the six months ended June 30, 2006 and 2005, there is no customer that accounted for more than ten percent of the Company’s revenue.

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

OVERVIEW

The Company’s primary business is obtaining deposits through its retail branch system, and commercial and municipal relationships, and lending to both a retail and commercial customer base. A substantial amount of loans are collateralized by real estate, including construction projects. The Company also acquires triple-A credit rated securities and obligations of local municipalities to invest deposits in excess of loan production and borrows on a wholesale basis to leverage capital and manage interest rate risk. The Company operates through its 29 full service branches and its four loan centers in Rockland, Westchester, and Orange counties, and New York City in New York and Stamford, Connecticut.

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

The Company’s core revenue, net interest income, has been adversely affected during the three and six months ended June 30, 2006 by a decrease in the net interest margin as a result of a relatively flat U.S. Treasury yield curve and pricing pressures from increased competition for loans and deposits. The current slope of the U.S. Treasury yield curve, combined with continuing pricing pressures on deposits and loans in the Company’s marketplace, could continue to negatively affect net interest income by causing the net interest rate margin to compress further.

Also significant to the Company’s net income and earnings per common share is the ability to generate quality interest earning assets in the form of loans and securities at reasonable interest rate spreads to maintain or increase net interest income. Increasing the Company’s interest earning assets is proving to be challenging as a result of the current interest rate environment and the flattening U.S. Treasury yield curve in the current interest rate environment, intense competition for loans, and difficulty in obtaining acceptable yields and structures on security investments, while managing interest rate risk. In addition, loan prepayments, particularly on commercial mortgage loans, are also continuing to impact the Company’s ability to increase interest earning assets.

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

The more critical policies given the Company’s current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses, the reserve for unfunded loan commitments and standby letters of credit, the provision for credit losses, the classification of securities as either held to maturity or available for sale, the evaluation of other than temporary impairment of securities, and the evaluation of the valuation reserves for net deferred tax assets. These accounting policies are those that most frequently require management to make estimates and judgments and, therefore, are critical to understanding the Company’s results of operations. The Company’s critical accounting policies are described in greater detail under the heading “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2005 Annual Report to Stockholders. The Company’s practice on each of these accounting policies is further described in the applicable sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2005 Annual Report to Stockholders.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

At June 30, 2006, the Company had total assets of $2,820.3 million, an increase of $62.1 million from December 31, 2005. The securities portfolio, including investments in FHLB stock, totaled $1,165.0 million and $1,153.6 million at June 30, 2006 and December 31, 2005, respectively, an increase of $11.4 million during the six months ended June 30, 2006. The securities portfolio consisted of securities held to maturity at amortized cost of $738.7 million and $746.9 million, securities available for sale at estimated fair value totaling $394.0 million and $376.0 million, and FHLB stock of $32.3 million and $30.8 million at June 30, 2006 and December 31, 2005, respectively.

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

Generally, most securities may be used to collateralize borrowings and public deposits. As a result, the investment portfolio is an integral part of the Company’s funding strategy. The Company will continue to utilize the investment portfolio to invest excess cash flow and leverage capital, while managing interest rate risk. The weighted average life at June 30, 2006 and December 31, 2005 of the investment portfolio was 10.77 years and 8.90 years, respectively.

During the six months ended June 30, 2006, U.S. government agency securities decreased $1.3 million primarily due to a decrease in the estimated fair value of available for sale securities of $1.7 million, partially offset by $0.4 million of amortization of the loss on transfer of available for sale securities to held to maturity that occurred during July 2004. U.S. government agency securities of $709.1 million as of June 30, 2006, consisted of fixed rate securities with longer term maturities and call options by the issuer to increase yield. Mortgage-backed securities increased by $19.8 million primarily due to purchases of $51.1 million, partially offset by principal paydowns of $25.4 million and a decrease in the estimated fair value of available for sale securities of $5.9 million. The Bank’s investment in obligations of states and political subdivisions, or municipal securities, decreased by $8.5 million due primarily to maturities and redemptions of $16.1 million, partially offset by purchases of $7.6 million. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. These obligations are principally of New York State political subdivisions and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company invests in medium-term corporate debt securities, bank and other equity securities, and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase. The Company had outstanding balances in corporate securities of $0.1 million at both June 30, 2006 and December 31, 2005 consisting of bank and other equity securities.

Loans represent the largest and highest yielding earning assets of the Company. The Company continues to originate a significant portion of loans collateralized by real estate within the markets in which it primarily conducts business. Loan volume is dependent on the Bank’s ability to originate loans in the competitive markets in which it operates. Critical factors include the credit worthiness of borrowers, the economy of the Bank’s markets, and the level of interest rates. Also impacting net loan growth is the level of loan prepayments and intense competition from other financial institutions.

At June 30, 2006, total loans, net were $1,482.0 million, a net increase of $22.2 million or 1.5 percent compared to December 31, 2005. A summary of the increase in total loans, net at June 30, 2006 compared to December 31, 2005 is as follows:
		(000’s)
	June 30, 2006	December 31, 2005	Increase/(Decrease)
Time and demand loans	$156,992	$147,734	$9,258
Installment loans	7,983	7,248	735
Credit Card	6,849	6,769	80
Real Estate
- Commercial	574,089	586,073	(11,984)
- Residential	282,639	277,211	5,428
- Construction and land development	389,765	366,457	23,308
- Home equity	78,925	83,782	(4,857)
Other	3,340	2,538	802
Gross loans	1,500,582	1,477,812	22,770
Deferred net loan commitment fees	(2,312)	(2,828)	516
Total loans	1,498,270	1,474,984	23,286
Allowance for loan losses	(16,260)	(15,164)	(1,096)
Total loans, net	$1,482,010	$1,459,820	$22,190

The Company had approximately $399.2 million in formal credit lines outstanding, $56.2 million in loan commitments outstanding, which are loans primarily collateralized by real estate, $42.4 million of standby letters of credit outstanding, and $41.5 million of credit card loans outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increasing deposits and borrowings, and receiving proceeds from loan repayments and maturing securities.

The Company's allowance for loan losses increased $1.1 million to $16.3 million at June 30, 2006, from $15.2 million at December 31, 2005. The increase in the allowance for loan losses (the “allowance”) was due to an increase in gross loans and additional reserves needed for nonaccrual and impaired loans. The allowance represents 1.09 percent and 1.03 percent of total loans outstanding at June 30, 2006 and December 31, 2005, respectively. The allowance and reserve for unfunded loan commitments and standby letters of credit (the “reserve”) reflect a provision of $1.3 million and net charge-offs of $0.3 million recorded for the six months ended June 30, 2006. The reserve of $1.0 million at June 30, 2006 and $1.1 million at December 31, 2005 is included in other liabilities. At June 30, 2006, there were loans of $12.0 million, which were not on nonaccrual status, that were potential problem loans, which may result in the loans being placed on nonaccrual status in the future. Potential problem loans aggregating $6.2 million are related to one customer relationship and are well collateralized by real estate and supported by personal guarantees.

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

The provisions for credit losses established for the six months ended June 30, 2006 and 2005, and the related allowance and reserve, reflect net charge-offs incurred and risks with respect to real estate, time and demand, installment, credit card, and other loans, as well as the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. Management believes the allowance and the reserve at June 30, 2006 appropriately reflect the risk elements inherent in the total credit portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance or the reserve in response to changing economic conditions or regulatory examinations.

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

Total deposits increased $19.5 million, or 1.1 percent, for the six months ended June 30, 2006 to $1,866.7 million from $1,847.2 million at December 31, 2005. The total deposit increase resulted from net increases in retail and commercial deposits of $45.0 million and municipal deposits of $24.1 million, partially offset by a decrease in brokered deposits of $49.5 million.

A summary of the increase in total deposits at June 30, 2006 compared to December 31, 2005 is as follows:
		(000’s)
	June 30, 2006	December 31, 2005	Increase/(Decrease)
Non-interest bearing deposits:
Individuals, partnerships, and corporations	$288,896	$294,350	$(5,454)
Certified and official checks	8,129	10,499	(2,370)
States and political subdivisions	11,941	10,307	1,634
Total non-interest bearing deposits	308,966	315,156	(6,190)
Interest bearing deposits:
NOW accounts	122,045	117,512	4,533
Money market accounts	160,292	134,711	25,581
Savings deposits	421,826	440,299	(18,473)
States and political subdivisions - NOW, money market, and savings deposits	88,158	71,445	16,713
Time deposits of individuals, partnerships, corporations under $100,000	370,012	354,140	15,872
Time deposits of individuals, partnerships, corporations over $100,000	176,160	156,393	19,767
Brokered time deposits	—	49,499	(49,499)
States and political subdivisions - time deposits	124,887	119,170	5,717
IRAs and Keoghs	94,393	88,877	5,516
Total interest bearing deposits	1,557,773	1,532,046	25,727
Total deposits	$1,866,739	$1,847,202	$19,537

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in retail, commercial, and municipal deposits at June 30, 2006 was primarily due to the Bank offering competitively priced products to better react to a rising short-term interest rate environment and the continued increased competition for such accounts. The decrease in brokered deposits was a result of maturities during the first six months of 2006. The brokered deposits were not renewed as a result of alternative sources of funding (i.e., wholesale borrowings and municipal deposits) being more competitive.

As the amounts of deposits change and earning assets increase or decrease, the Bank will manage its funding with short-term borrowings. Short-term borrowings provide management with the ability to react to changes in levels of earning assets. As of June 30, 2006, the Bank did not have any FHLB short-term borrowings as a result of an increase in retail, commercial, and municipal deposits. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $208.9 million at June 30, 2006 from the December 31, 2005 balance of $204.2 million, an increase of 2.3 percent. The increase primarily resulted from: $15.3 million of net income for the six months ended June 30, 2006; $3.0 million of stock options exercised; and $0.5 million of amortization related to stock options vested during the period; partially offset by treasury stock purchases of $3.3 million; cash dividends paid of $6.1 million; and an increase in other comprehensive loss of $4.8 million.

The Company's leverage ratio at June 30, 2006 was 9.90 percent, compared to 9.47 percent at December 31, 2005. The increase in the Company’s leverage capital ratio is due primarily to the increase in stockholders’ equity, excluding accumulated other comprehensive loss, for the six months ended June 30, 2006. The Company's Tier I and total capital ratios under applicable risk-based capital guidelines were 16.00 percent and 17.00 percent at June 30, 2006, and 16.00 percent and 16.98 percent at December 31, 2005, respectively. In addition, the Bank exceeded all current regulatory capital requirements and was in the “well-capitalized” category at June 30, 2006 and December 31, 2005.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Earnings

Net income for the three months ended June 30, 2006 was $7.2 million compared to $8.8 million for the three months ended June 30, 2005, a decrease of $1.6 million, or 18.0 percent. Diluted earnings per common share for the quarter ended June 30, 2006 was $0.32 compared to $0.39 in the prior year period, a decrease of 17.9 percent. The Company’s second quarter 2006 net income resulted in a 13.88 percent return on average common stockholders’ equity and a 1.03 percent return on average total assets, as compared to 18.57 percent and 1.26 percent, respectively, for the prior year period.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2006, net income was $15.3 million compared to $16.2 million for the six months ended June 30, 2005, a decrease of $0.9 million, or 5.3 percent. Diluted earnings per common share was $0.67 for the six months ended June 30, 2006 compared to $0.72 in the prior year period, a decrease of 6.9 percent. The Company’s net income for the six months ended June 30, 2006 resulted in a 14.80 percent return on average common stockholders’ equity and a 1.10 percent return on average total assets, as compared to 17.28 percent and 1.17 percent, respectively, for the 2005 period.

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income is positively impacted by a combination of increases in earning assets over interest bearing liabilities and an increase in the net interest spread between earning assets and interest bearing liabilities. Net interest income is adversely impacted by a combination of decreases in earning assets over interest bearing liabilities and a decrease in the net interest spread between earning assets and interest bearing liabilities. For the three and six months ended June 30, 2006, net interest income decreased $1.0 million, or 4.4 percent, to $22.9 million and $0.7 million, or 1.4 percent, to $46.2 million compared to $23.9 million and $46.9 million for the 2005 periods, respectively.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the average balances and interest yield/rates for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is as follows:

				(000’s, except percentages) For the three months ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Federal funds sold	$31,333	$390	4.92%	$23,509	$173	2.91%
Securities:
U.S. government agencies	712,282	9,945	5.58	613,991	8,680	5.65
Mortgage-backed securities	338,019	4,549	5.38	386,360	4,260	4.41
Obligations of states and political subdivisions	106,182	1,695	6.39	92,337	1,543	6.68
Corporate securities, FHLB of New York stock, and other securities	36,142	446	4.95	33,801	386	4.58
Loans, net	1,486,197	27,060	7.26	1,513,975	25,036	6.60
Total interest earning assets	2,710,155	44,085	6.49%	2,663,973	40,078	6.01%
Non-interest earning assets	92,969			128,976
TOTAL	$2,803,124			$2,792,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
NOW	$170,669	$475	1.12%	$175,515	$307	0.70%
Money market	150,347	782	2.09	170,674	658	1.55
Savings	420,709	2,237	2.13	421,024	1,183	1.12
Time	772,002	7,743	4.01	762,003	5,421	2.85
Total interest bearing deposits	1,513,727	11,237	2.93	1,529,216	7,569	1.96
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	699,842	7,962	4.50	632,113	6,826	4.32
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	61,858	1,382	8.94	61,858	1,182	7.64
Total interest bearing liabilities	2,275,427	20,581	3.57%	2,223,187	15,577	2.79%
Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	306,889			337,076
Other liabilities	12,647			42,976
Stockholders’ equity	208,161			189,710
TOTAL	$2,803,124			$2,792,949
NET INTEREST INCOME		$23,504			$24,501
NET YIELD ON INTEREST EARNING ASSETS (NET INTEREST MARGIN)			3.47%			3.68%

The data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35 percent and the applicable state and local income tax rates. The effect of the tax equivalent adjustment to interest income on total interest earning assets was $0.6 million for both the three months ended June 30, 2006 and 2005. The estimated fair value adjustment on the available for sale securities is included in non-interest earning assets. Non accruing loans are included in average balances of loans, net. The net amount of loan origination and commitment fees, net of certain direct loan origination costs, for the three months ended June 30, 2006 and 2005 of $0.6 million and $0.7 million, respectively, are included in interest income on loans, net.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the average balances and interest yields/rates for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is as follows:

				(000’s, except percentages) For the six months ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Federal funds sold	$26,172	$619	4.70%	$41,183	528	2.55%
Securities:
U.S. government agencies	712,189	19,880	5.58	592,211	16,366	5.53
Mortgage-backed securities	330,910	8,768	5.30	397,865	8,533	4.29
Obligations of states and political subdivisions	106,972	3,406	6.38	89,709	2,966	6.61
Corporate securities, FHLB of New York stock, and other securities	34,704	866	5.03	32,979	736	4.50
Loans, net	1,482,236	53,047	7.14	1,509,877	48,719	6.44
Total interest earning assets	2,693,183	86,586	6.43%	2,663,824	77,848	5.84%
Non-interest earning assets	101,648			113,494
TOTAL	$2,794,831			$2,777,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
NOW	$194,081	$1,293	1.34%	$185,365	$626	0.68%
Money market	146,253	1,389	1.92	187,170	1,403	1.51
Savings	428,709	4,301	2.02	414,509	1,864	0.91
Time	762,795	14,383	3.79	751,158	10,271	2.75
Total interest bearing deposits	1,531,838	21,366	2.81	1,538,202	14,164	1.85
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	669,292	15,000	4.46	616,624	13,342	4.35
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	61,858	2,709	8.76	61,858	2,304	7.45
Total interest bearing liabilities	2,262,988	39,075	3.46%	2,216,684	29,810	2.71%
Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	310,310			334,612
Other liabilities	14,242			38,532
Stockholders’ equity	207,291			187,490
TOTAL	$2,794,831			$2,777,318
NET INTEREST INCOME		$47,511			$48,038
NET YIELD ON INTEREST EARNING ASSETS (NET INTEREST MARGIN)			3.53%			3.61%

The data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35 percent and the applicable state and local income tax rates. The effect of the tax equivalent adjustment to interest income on total interest earning assets was $1.3 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively. The estimated fair value adjustment on the available for sale securities is included in non-interest earning assets. Non accruing loans are included in average balances of loans, net. The net amount of loan origination and commitment fees, net of certain direct loan origination costs, for the six months ended June 30, 2006 and 2005 of $1.0 million and $1.2 million, respectively, are included in interest income on loans, net.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in net interest income for the three and six months ended June 30, 2006 resulted primarily from decreases in the net interest spread and margin on a tax equivalent basis. The decreases in the net interest spread and margin on a tax equivalent basis were primarily due to the rates on interest bearing liabilities increasing more rapidly than the yields on interest earning assets from competitive pressures on loan and deposit pricing and a relatively flat U.S. Treasury yield curve. As of June 30, 2006, the Company’s balance sheet is in a liability interest rate sensitive position. The current slope of the U.S. Treasury yield curve could continue to negatively affect net interest income by causing net interest rate margins to compress further.

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

Provision for Credit Losses

The provision for credit losses increased $0.9 million to $1.0 million and $0.8 million to $1.3 million for the three and six months ended June 30, 2006 compared to $0.1 million and $0.5 million for the 2005 periods, respectively. This resulted in a higher ratio of allowance for loan losses to total loans at June 30, 2006 of 1.09 percent compared to 1.03 percent at both December 31, 2005 and June 30, 2005. The ratio of non-performing assets to total assets at June 30, 2006 was 0.32 percent compared to 0.33 percent and 0.18 percent at December 31, 2005 and June 30, 2005, respectively. During the six months ended June 30, 2006, net charge-offs totaled $0.3 million compared to $0.2 million for the 2005 period. Net charge-offs during the six months ended June 30, 2006 primarily consisted of a standby letter of credit charge-off of $0.2 million for a non-performing real estate construction project of which the amount was fully reserved for during 2005.

Nonaccrual loans were $9.0 million and $5.2 million at June 30, 2006 and 2005, respectively, compared to $9.0 million at December 31, 2005. Total nonaccrual loans at June 30, 2006 primarily consisted of two customer relationships aggregating $4.7 million and $2.8 million, respectively. The loans related to the customer relationship aggregating $4.7 million ($4.7 million at December 31, 2005) have been placed on nonaccrual status as a result of alleged fraudulent activity by the borrower related to the real estate collateral of the loans. The Bank is pursuing collection of the principal from a title insurance company, which insured the Bank’s first mortgage positions. The loans related to the customer relationship aggregating $2.8 million ($3.9 million at December 31, 2005) involve a collateralized real estate construction project that has experienced unexpected delays in completing the construction. The loans are also supported by personal guarantees. Restructured loans were $0.1 million at both June 30, 2006 and December 31, 2005.

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

Net income is adversely impacted by the level of non-performing assets caused by the deterioration of borrowers’ ability to meet scheduled interest and principal payments. In addition to foregone revenue, the Company must increase the level of its provision for credit losses and incur collection, and other costs associated with the management and disposition of foreclosed properties. A substantial portion (88.5 percent at June 30, 2006) of total loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates.

Non-Interest Income

Non-interest income decreased for the three and six months ended June 30, 2006 to $1.6 million from $1.9 million and to $3.6 million from $3.7 million compared to the 2005 periods, respectively. The decrease for the three months ended June 30, 2006 compared to the 2005 period was primarily due to lower levels of service charges on deposit accounts, loan prepayment fees, and fee income on credit cards. The decrease was partially offset by higher letter of credit fees and fee income from Generations Gold account products. The decrease for the six months ended June 30, 2006 compared to the 2005 period was primarily due to lower levels of service charges on deposit accounts, loan prepayment fees, investment product sales, commission-based product sales and mortgage servicing income. The decrease was partially offset by higher debit card fee income, fee income from Generation Gold account products, and amortization of loan commitment fees.

Non-Interest Expenses

Non-interest expenses decreased $0.2 million, or 1.5 percent, to $12.8 million and $0.6 million, or 2.2 percent, to $25.8 million for the three and six months ended June 30, 2006 compared to $13.0 million and $26.3 million for the 2005 periods. The primary reasons for the decreases were lower levels of salaries and benefits expense, professional fees and communication expense, stationary and printing expense, and for the three month period, other expense. The decreases were partially offset by increases in advertising and business development expense and occupancy and equipment expense, and for the six month period, other expense.

Salaries and employee benefits expense, the largest component of non-interest expense, decreased by $268,000, or 3.2 percent, and $325,000, or 2.0 percent, during the three and six months ended June 30, 2006 compared to the 2005 periods, respectively. The decrease for the three months ended June 30, 2006 was primarily due to lower levels of incentive compensation and deferred compensation expense, and lower payroll expense. The decrease was partially offset by an increase in stock option expense, medical benefit costs, and overtime. The decrease for the six months ended June 30, 2006 was primarily due to lower levels of medical benefit costs, incentive compensation expense, and tuition costs. The decrease was partially offset by an increase in stock option expense, and a lower level of deferred salaries and employee benefits expense related to loan originations.

U.S.B. HOLDING CO., INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in non-interest expense for the three and six months ended June 30, 2006 compared to the 2005 period were also primarily due to the following:

•
Increase of $130,000 (7.2 percent) and $28,000 (0.7 percent) in occupancy and equipment expense. The increases primarily reflect higher rent expense for the Stamford, Connecticut, and Manhattan locations and real estate taxes and maintenance costs for various Bank owned locations. The increases were partially offset by lower levels of depreciation expense.

•
Increase of $78,000 (13.1 percent) and $105,000 (9.0 percent) in advertising and business development expense. The increases primarily reflect higher costs related to television, print, and radio advertising, partially offset by decreases in business development expense.

•
Decrease of $69,000 (14.7 percent) and $364,000 (32.0 percent) in professional fees. The decreases were primarily due to higher legal fees during the 2005 period related to a non-performing real estate construction loan and costs related to compliance with Section 404 of the Sarbanes-Oxley Act.

Income Taxes

The effective income tax rate for the three and six months ended June 30, 2006 was 32.4 percent and 32.5 percent compared to 30.8 percent and 31.9 percent for the 2005 periods, respectively. The effective income tax rate for both the 2006 and 2005 periods reflects nontaxable income from municipal bonds and in 2005 the satisfactory completion of a Federal tax examination for prior income tax years.

As a result of a reduction in taxable income for New York State tax purposes, the Company has established a valuation allowance at June 30, 2006, December 31, 2005, and June 30, 2005 in the amount of $3.3 million, $3.0 million, and $2.9 million, respectively. The valuation allowance reduces the New York State net deferred tax asset to the amount management believes will more likely than not be realized. As of June 30, 2006, the New York State deferred tax asset, net of state deferred tax liabilities, is fully reserved by the valuation allowance.

U.S.B. HOLDING CO., INC.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments as a result of adverse changes in market indices such as interest rates, foreign currency exchange rates, and commodity prices. Quantitative and qualitative disclosures about market risk at December 31, 2005 were reported in the Company’s 2005 Annual Report to Stockholders. There have been no material changes in the Company’s market risk exposures at June 30, 2006 compared to December 31, 2005. Interest rate risk continues to be the Company’s primary market risk exposure since substantially all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into or acquired for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps and has not been party to any derivative financial instruments during the six months ended June 30, 2006.

The Company continues to use two methods to evaluate its sensitivity to changes in interest rates, a “Static Gap” evaluation and a simulation analysis of the impact of changes in interest rates on the Company’s net interest income and cash flow. There have been no changes in the Company’s policy limit of acceptable variances to net interest income at June 30, 2006 as compared to December 31, 2005. The Company’s “Static Gap” at June 30, 2006 was a negative cumulative gap of $387.2 million in the one-year time frame compared to a negative cumulative gap of $166.6 million at December 31, 2005. If interest rates were to gradually increase 200 basis points or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period would continue to be within the Company’s policy limit of not changing by more than 5.0 percent.

U.S.B. HOLDING CO., INC.
ITEM 4.	CONTROLS AND PROCEDURES

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of June 30, 2006. The Chief Executive Officer and Chief Financial Officer have each concluded, based on their review, that as of June 30, 2006, the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors relevant to our operations from those disclosed in the Company’s 2005 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs[2]
April 1 to April 30	―	―	―	235,000
May 1 to May 31	35,555	21.69	30,200	204,800
June 1 to June 30	25,100	21.87	25,100	179,700
Total	60,655	21.76	55,300	179,700

[1]	Includes common stock acquired in connection with the exercise of stock options.
[2]	The Company authorized a common stock repurchase plan of up to 300,000 shares on December 13, 2005 to expire on December 31, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 24, 2006 for the purpose of considering and voting upon the following matters:

I.	Election of three directors, Messrs. Thomas E. Hales, Raymond J. Crotty, and Michael H. Fury, constituting Class III members of the Board of Directors, to a three-year term of office.

Votes	For	Withheld
Thomas E. Hales	18,981,875	1,383,431
Raymond J. Crotty	19,007,220	1,358,076
Michael H. Fury	18,379,946	1,785,350

The names of each other director whose term of office as a director continued after the meetings are as follows: Edward T. Lutz, Kevin J. Plunkett, Howard V. Ruderman, and Kenneth J. Torsoe.

II.
The appointment of the Company’s independent registered public accounting firm, Deloitte & Touche, LLP, for the audit of the Company’s consolidated financial statements for the year ending December 31, 2006 was ratified with 20,264,270 shares voting for, 88,817 shares voting against, and 12,209 shares abstaining.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

(31.1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2006.

U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales	/s/ Thomas M. Buonaiuto
Thomas E. Hales	Thomas M. Buonaiuto
Chairman of the Board, Chief Executive Officer, and Director	Executive Vice President, Chief Financial Officer, and Assistant Secretary (Principal Financial and Accounting Officer)