Form 10-Q
period 2006-09-30
USB HOLDING CO INC
filed 2006-11-09
CIK 707805

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:  ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING AT NOVEMBER 1, 2006

Common stock, par value $0.01 per share	21,741,169

U.S.B. HOLDING CO., INC.

-i-

ITEM 1.

PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	(000’s, except share data)
	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$132,191	$58,635
Federal funds sold	76,500	22,300
Cash and cash equivalents	208,691	80,935
Interest bearing deposits in other banks	179	132
Securities:
Available for sale (at estimated fair value)	440,385	375,990
Held to maturity (estimated fair value of $729,470 as of 2006 and $740,269 as of 2005)	738,124	746,851
Loans, net of allowance for loan losses of $15,822 as of 2006 and $15,164 as of 2005	1,518,634	1,459,820
Premises and equipment, net	13,619	13,762
Accrued interest receivable	17,756	18,184
Federal Home Loan Bank of New York stock	34,523	30,776
Intangible assets, net	2,816	3,826
Goodwill	1,380	1,380
Other assets	28,413	26,570
TOTAL ASSETS	$3,004,520	$2,758,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$378,820	$315,156
Interest bearing deposits:
NOW accounts	277,386	163,295
Money market accounts	164,395	158,286
Savings deposits	376,922	442,386
Time deposits	792,514	768,079
Total deposits	1,990,037	1,847,202
Accrued interest payable	10,624	8,546
Accrued expenses and other liabilities	15,928	14,180
Securities sold under agreements to repurchase	606,363	550,332
Federal Home Loan Bank of New York advances	101,814	71,827
Subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	61,858	61,858
Total liabilities	2,786,624	2,553,945
Minority-interest in junior preferred stock of consolidated subsidiary	128	128
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value
Authorized shares: 10,000,000; no shares outstanding as of 2006 and 2005	—	—
Common stock, $0.01 par value; authorized shares 50,000,000; Issued shares of 23,134,075 as of 2006 and 23,120,733 as of 2005	231	231
Additional paid-in capital	212,415	211,686
Retained earnings	35,990	21,654
Treasury stock at cost, common shares 1,392,906 as of 2006 and 1,406,928 as of 2005	(22,612)	(21,670)
Common stock held for benefit plans	(3,091)	(2,927)
Deferred compensation obligation	3,091	2,927
Accumulated other comprehensive loss	(8,256)	(7,748)
Total stockholders’ equity	217,768	204,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,004,520	$2,758,226

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	(000’s, except share data) Three Months Ended September 30,
	2006	2005
INTEREST INCOME:
Interest and fees on loans	$27,931	$25,124
Interest on federal funds sold	396	724
Interest and dividends on securities:
U.S. government agencies	9,942	9,300
Mortgage-backed securities	5,789	3,915
Obligations of states and political subdivisions	1,037	1,049
Corporate and other	41	39
Dividends on Federal Home Loan Bank of New York stock	489	395
Total interest income	45,625	40,546
INTEREST EXPENSE:
Interest on deposits	12,816	8,863
Interest on borrowings	8,223	6,662
Interest on subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	1,436	1,236
Total interest expense	22,475	16,761
NET INTEREST INCOME	23,150	23,785
Provision for credit losses	37	95
Net interest income after provision for credit losses	23,113	23,690
NON-INTEREST INCOME:
Service charges and fees	826	918
Other income	853	931
Gains on securities transactions	426	—
Gains on sales of loans	—	314
Total non-interest income	2,105	2,163
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,363	8,277
Occupancy and equipment	1,995	1,921
Advertising and business development	666	804
Professional fees	379	588
Communications	337	302
Amortization of intangibles	277	285
Stationery and printing	136	110
FDIC insurance	61	63
Other expense	891	1,040
Total non-interest expenses	13,105	13,390
Income before income taxes	12,113	12,463
Provision for income taxes	3,968	4,032
NET INCOME	$8,145	$8,431
BASIC EARNINGS PER COMMON SHARE	$0.37	$0.39
DILUTED EARNINGS PER COMMON SHARE	$0.36	$0.37
WEIGHTED AVERAGE COMMON SHARES	21,751,565	21,685,896
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	22,641,540	22,605,328
DIVIDENDS PER COMMON SHARE	$0.14	$0.14
See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	(000’s, except share data) Nine Months Ended September 30,
	2006	2005
INTEREST INCOME:
Interest and fees on loans	$80,886	$73,745
Interest on federal funds sold	1,018	1,252
Interest and dividends on securities:
U.S. government agencies	29,822	25,666
Mortgage-backed securities	14,549	12,448
Obligations of states and political subdivisions	3,251	2,978
Corporate and other	131	112
Dividends on Federal Home Loan Bank of New York stock	1,270	1,058
Total interest income	130,927	117,259
INTEREST EXPENSE:
Interest on deposits	34,182	23,027
Interest on borrowings	23,223	20,004
Interest on subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	4,145	3,540
Total interest expense	61,550	46,571
NET INTEREST INCOME	69,377	70,688
Provision for credit losses	1,344	571
Net interest income after provision for credit losses	68,033	70,117
NON-INTEREST INCOME:
Service charges and fees	2,489	2,749
Other income	2,749	2,806
Gains on securities transactions	431	—
Gains on sales of loans	—	314
Total non-interest income	5,669	5,869
NON-INTEREST EXPENSES:
Salaries and employee benefits	24,627	24,866
Occupancy and equipment	5,885	5,783
Advertising and business development	1,941	1,974
Professional fees	1,153	1,726
Communications	980	970
Amortization of intangibles	838	861
Stationery and printing	432	423
FDIC insurance	197	209
Other expense	2,810	2,910
Total non-interest expenses	38,863	39,722
Income before income taxes	34,839	36,264
Provision for income taxes	11,354	11,633
NET INCOME	$23,485	$24,631
BASIC EARNINGS PER COMMON SHARE	$1.08	$1.14
DILUTED EARNINGS PER COMMON SHARE	$1.03	$1.10
WEIGHTED AVERAGE COMMON SHARES	21,746,909	21,567,925
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	22,708,031	22,466,223
DIVIDENDS PER COMMON SHARE	$0.42	$0.40

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(000’s) Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$23,485	$24,631
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,344	571
Depreciation and amortization	2,554	2,600
Amortization of discounts on securities - net	(181)	(337)
Deferred income tax benefit, net	(385)	(2,474)
Gains on securities transactions	(431)	—
Gains on loan sales	—	(314)
Share based compensation	868	—
Excess income tax benefits from share-based payment arrangements	(841)	—
Non-cash benefit plan expense	21	133
Decrease in accrued interest receivable	428	1,819
Increase in accrued interest payable	2,078	337
Other - net	1,451	9,296
Net cash provided by operating activities	30,391	36,262
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	47,413	—
Proceeds from principal repayments, redemptions and maturities of:
Securities available for sale	40,486	224,121
Securities held to maturity	18,978	134,225
Purchases of securities available for sale	(153,061)	(14,750)
Purchases of securities held to maturity	(9,653)	(351,825)
Net (purchases) redemptions of Federal Home Loan Bank of New York stock	(3,747)	1,793
Net (increase) decrease in interest bearing deposits in other banks	(47)	143
Proceeds from sales of loans	—	7,505
Net (increase) decrease in loans outstanding	(60,226)	31,144
Purchases of premises and equipment - net	(1,401)	(249)
Net cash (used for) provided by investing activities	(121,258)	32,107
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits, NOW, money market and savings accounts	118,400	219,031
Net increase (decrease) in time deposits, net of withdrawals and maturities	24,435	(414)
Net decrease in securities sold under agreements to repurchase - short-term	(61,469)	(21,900)
Proceeds from securities sold under agreements to repurchase - long-term	210,000	—
Repayment of securities sold under agreement to repurchase - long-term	(92,500)	—
Proceeds from Federal Home Loan Bank of New York advances - long-term	100,000	―
Repayment of Federal Home Loan Bank of New York advances - long term	(70,013)	(10,877)
Cash dividends paid	(9,149)	(8,814)
Excess income tax benefits from share-based payment arrangements	841	—
Proceeds from exercise of common stock options	1,994	3,069
Purchases of treasury stock	(3,916)	(1,409)
Net cash provided by financing activities	$218,623	$178,686
Increase in Cash and Cash Equivalents	$127,756	$247,055
Cash and Cash Equivalents, Beginning of Period	80,935	65,295
Cash and Cash Equivalents, End of Period	$208,691	$312,350
Supplemental Disclosures:
Interest paid	$(59,472)	$(46,234)
Income tax payments	$(11,449)	$(13,292)
Purchases of available for sale securities not yet settled, including interest receivable	$—	$(26,185)
Purchases of held to maturity securities not yet settled, including interest receivable	$—	$(1,346)
Amortization of loss on transfer of available for sale securities to held to maturity securities	$(507)	$(507)
Change in shares held in trust for deferred compensation	$(164)	$(213)
Change in deferred compensation obligation	$164	$213
Change in accumulated other comprehensive income	$(508)	$(1,072)
Non-cash exercise of stock options and related tax benefit	$1,494	$7,367
Non-cash purchases of treasury stock related to the exercise of stock options	$(197)	$(5,895)
Non-cash issuance of treasury stock related to the exercise of stock options	$653	$3,496
See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (000’s except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2006	21,713,805	$231	$211,686	$21,654	$(21,670)	$(2,927)	$2,927	$(7,748)	$204,153
Net Income				23,485					23,485
Other comprehensive loss:
Net unrealized securities loss arising during the period, net of tax benefit of $272								(505)	(505)
Reclassification adjustment of net gain for securities sold, net of tax of $2								(3)	(3)
Other comprehensive loss								(508)	(508)
Total comprehensive income									22,977
Cash dividends:
Common ($0.42 per share)				(9,139)					(9,139)
Junior preferred stock				(10)					(10)
Common stock options exercised and related tax benefit	216,186		317		3,171				3,488
Amortization related to stock options vested during the period			868						868
Purchases of treasury stock	(188,822)		(456)		(4,113)				(4,569)
Deferred compensation obligation						(164)	164		―
Balance at September 30, 2006	21,741,169	$231	$212,415	$35,990	$(22,612)	$(3,091)	$3,091	$(8,256)	$217,768
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2006, the Company’s operations for the three and nine months ended September 30, 2006 and 2005, and the Company’s cash flows and changes in stockholders’ equity for the nine months ended September 30, 2006 and 2005. For purposes of presenting the condensed consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, as well as federal funds sold. Certain reclassifications have been made to prior year accounts to conform to the current year’s presentations.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting for Uncertainty in Income Tax Positions: In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring income tax positions, for financial statement purposes. FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before an income tax benefit can be recognized in the consolidated financial statements. To meet this threshold, a company must determine that upon examination by the taxing authority, the income tax position is more likely than not to be sustained based on the technical merits of the position. Once the recognition threshold has been met, a company is required to recognize the largest amount of income tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt FIN No. 48 on January 1, 2007. Management is in the process of evaluating the impact of the adoption of FIN No. 48 on the Company’s consolidated financial statements.

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. A fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial statement.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to (1) recognize the overfunded or underfunded status of a defined benefit postretirement plan, which is measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its statement of financial position; (2) recognize changes in that funded status in the year in which the changes occur through comprehensive income; and (3) measure the defined benefit plan assets and obligations as of the date of its year-end statement of financial position. SFAS No. 158 also requires additional disclosures related to net actuarial gains or losses, prior service costs or credits and transition assets or obligations and their impact on comprehensive income and net periodic benefit cost. SFAS No. 158 does not change how an employer measures plan assets and benefit obligations as of the date of its statement of financial position or how it determines the amount of net periodic benefit cost. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure defined benefit plan assets and obligations as of the date of an employers’ year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company intends to adopt SFAS No. 158 on January 1, 2007. Management does not expect the adoption of SFAS No. 158 to have a material impact on the Company’s consolidated financial statements.

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

On May 25, 2005, the stockholders of the Company approved the 2005 Director Stock Option Plan (the “Director Plan”) under which options to purchase an aggregate of 525,000 shares (as adjusted for common stock dividends) of the Company’s common stock may be granted to non-employee members of the Company’s Board of Directors. The Director Plan has a term of ten years. Options may not be exercised prior to the first anniversary of the date of grant and expire ten years after the date of grant. There have been options to purchase 192,297 shares (as adjusted for common stock dividends) granted under this plan, and there were options to purchase 332,703 shares (as adjusted for common stock dividends) remaining to be granted at September 30, 2006.

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

Under the Tappan Zee Directors’ Stock Option Plan (the “Tappan Zee Directors’ Plan”), which was assumed by the Company, options to purchase 80,057 shares (as adjusted for common stock dividends) were authorized for grant to non-employee directors. Option terms and conditions are similar to those under the Tappan Zee Stock Option Plan (described below), except that all director options are non-qualified options. There have been options to purchase an aggregate of 66,710 shares (as adjusted for common stock dividends) granted under this plan. Upon the change in control that resulted when Tappan Zee Financial, Inc. (“Tappan Zee”) was acquired by the Company, all options under this plan became vested. This plan expired at the end of August 2006, and no further options may be granted under this plan.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company maintains a 1998 Director Plan and 1989 Director Plan under which options to purchase an aggregate of 563,818 and 935,646 shares (as adjusted for common stock dividends), respectively, have been granted. No additional options will be granted under the 1998 Director Plan or the 1989 Director Plan.

A summary of the activity in the director stock option plans and related information for the nine months ended September 30, 2006 is as follows:

		2006	($ in 000’s)
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Vested outstanding at January 1,	558,082	$13.09	$4,990
Unvested outstanding at January 1,	94,811	20.14	182
Outstanding at January 1, 2006	652,893	14.11	5,172
Granted	97,486	21.88	17
Exercised	(69,009)	8.79	(899)
Outstanding at September 30, 2006	681,370	15.76	4,290
Unvested outstanding at September 30	(97,486)	21.88	(17)
Exercisable at September 30, 2006	583,884	$14.74	$4,273
Weighted average fair value of options granted during the nine months ended Sept. 30, 2006		$7.38

The following table summarizes the range of exercise prices for stock options outstanding and exercisable under the director stock option plans at September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 9.43 to $12.54	195,800	3.27	$10.36	195,800	$10.36
12.55 to 15.66	201,145	5.60	13.97	201,145	13.97
15.67 to 20.14	94,811	8.65	20.14	94,811	20.14
20.15 to 21.88	189,614	8.69	21.06	92,128	20.20
$ 9.43 to $21.88	681,370	6.22	$15.76	583,884	$14.74

On May 25, 2005, the stockholders of the Company approved the 2005 Employee Stock Option Plan under which options to purchase an aggregate of 1,890,000 shares (as adjusted for common stock dividends) of the Company’s common stock were authorized to be granted to key employees of the Company and its subsidiaries.

Under the 2005 Employee Stock Option Plan, both incentive and nonqualified stock options were authorized for grant at exercise prices at least equal to the fair market value of the Company’s common stock on the date of grant (for incentive stock options, 110 percent of fair market value for grants to an employee who, at the time of the grant, owns stock aggregating 10 percent or more of the combined voting power of all classes of Company stock).

For option grants prior to January 1, 2006, each option holder may exercise up to one-half of his or her options after a three month period subsequent to the grant date and may exercise the remaining one-half six months after the grant date. For option grants after January 1, 2006, excluding option grants related to reload grants under employment agreements that will continue to vest in accordance with option grants prior to January 1, 2006, options will vest over a three year period from the date of the grant and be eligible to be exercised in one-third annual increments from the grant date. The options granted have a maximum exercisable term of ten years from the date of grant (not more than five years in the case of incentive stock options granted to an employee who, at the time of grant, owns stock aggregating 10 percent or more of the total combined voting power of all classes of Company stock). There have been options to purchase 441,684 shares (as adjusted for common stock dividends) granted under this plan, and there were options to purchase 1,448,737 shares (as adjusted for common stock dividends) remaining to be granted at September 30, 2006.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the Tappan Zee Stock Option Plan, which was assumed by the Company, options to purchase 186,798 shares (as adjusted for common stock dividends) were authorized for grant to employees. Options under the Tappan Zee Stock Option Plan have a ten-year term and vest ratably over five years from the date of grant. Each option, however, became fully exercisable when Tappan Zee was acquired by the Company. There have been options to purchase 133,430 shares (as adjusted for common stock dividends) granted under this plan. This plan expired at the end of August 2006, and no further options may be granted under this plan.

The Company also maintains a 2001 Employee Stock Option Plan and 1997 Employee Stock Option Plan under which options to purchase an aggregate of 1,907,467 and 1,857,670 shares (as adjusted for common stock dividends), respectively, have been granted. No additional options will be granted under the 2001 Employee Stock Option Plan or the 1997 Employee Stock Option Plan.

A summary of the activity in the employee stock option plans and related information for the nine months ended September 30, 2006 is as follows:

		2006	($ in 000’s)
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Vested outstanding at January 1,	2,651,175	$14.16	$20,982
Unvested outstanding at January 1,	1,560	22.26	—
Outstanding at January 1, 2006	2,652,735	14.16	20,982
Granted	321,586	21.96	33
Exercised	(147,177)	10.77	(1,670)
Expired	(69,858)	22.34	—
Forfeited	(200)	21.93	—
Outstanding at September 30, 2006	2,757,086	15.04	19,345
Unvested outstanding at September 30,	(317,819)	21.96	(32)
Exercisable at September 30, 2006	2,439,267	$14.14	$19,313
Weighted average fair value of options granted
during the nine months ended Sept. 30, 2006		$6.92

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the range of exercise prices for stock options outstanding and exercisable under the employee stock option plans at September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 9.45 to $13.12	1,048,082	3.32	$10.65	1,048,082	$10.65
13.13 to 16.80	753,058	4.85	14.22	753,058	14.22
16.81 to 20.48	610,216	8.12	19.67	610,216	19.67
20.49 to 24.34	345,730	9.22	22.01	27,911	22.55
$ 9.45 to $24.34	2,757,086	5.54	$15.04	2,439,267	$14.14

For the three and nine months ended September 30, 2006, the adoption of SFAS No. 123R resulted in stock based compensation expense of $0.4 million and $0.9 million, a decrease in net income of $0.2 million and $0.6 million, a decrease in basic earnings per common share of $0.01 and $0.03, and a decrease in diluted earnings per common share of $0.01 and $0.02, respectively. The income tax benefit related to the stock based compensation cost for the three and nine months ended September 30, 2006 was $0.1 million and $0.3 million, respectively.

For the three months ended September 30, 2006 and 2005, $0.4 million and $0.6 million was received from the exercise of stock options, and $0.1 million and $0.6 million was realized as income tax deductions, respectively. For the nine months ended September 30, 2006 and 2005, $2.0 million and $3.1 million was received from the exercise of stock options, and $0.8 million and $1.5 million was realized as income tax deductions, respectively.

As of September 30, 2006, there was $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. The cost is expected to be recognized over thirty-one months. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options’ vesting period.

The following weighted average assumptions were used for the director and employee stock option plans for the three and nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
Director Plan Assumptions:	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Expected stock price volatility	31.31%	33.16%	32.22%	35.65%
Risk-free interest rate	5.07	4.04	4.56	3.98
Expected dividend yield	2.43	2.60	2.51	2.34
Expected annual forfeitures	1.70	n/a	1.70	n/a
Expected life (in years)	7.81	7.69	7.75	7.67

Employee Plan Assumptions:
Expected stock price volatility	30.52%	33.69%	30.54%	34.19%
Risk-free interest rate	5.03	4.06	5.03	4.07
Expected dividend yield	2.43	2.60	2.43	2.60
Expected annual forfeitures	1.29	n/a	1.29	n/a
Expected life (in years)	6.86	7.31	6.87	7.32

n/a - Prior to adopting SFAS No. 123R, forfeitures were recorded as they occurred.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The following table compares the Company’s net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the three and nine months ended September 30, 2005. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and recognized over the options’ vesting period.

	(000’s, except share data)
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$8,431	$24,631
Less: junior preferred stock dividends	—	10
Less: total stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	928	1,800
Pro forma net income available to common stockholders	$7,503	$22,821
Earnings per common share:
Basic - as reported	$0.39	$1.14
Basic - pro forma	0.35	1.06
Diluted - as reported	$0.37	$1.10
Diluted - pro forma	0.33	1.02

5.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets acquired in connection with branch and bank acquisitions and a favorable lease were $9.0 million and $6.2 million as of September 30, 2006, and $9.0 million and $5.3 million as of December 31, 2005, respectively. The intangible amortization expense for the three and nine months ended September 30, 2006 was $0.3 million and $0.8 million, respectively. The intangible amortization expense for the three and nine months ended September 30, 2005 was $0.3 million and $0.9 million, respectively. The annual amortization expense for the remaining life of all intangibles will vary throughout the amortization periods. During such periods, the maximum amount of amortization will be $1.1 million on an annual basis. The Company also has a net intangible asset related to the Retirement Plan for non-employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the “Director Retirement Plan”) of $0.1 million at both September 30, 2006 and December 31, 2005, as further described in Note 11 to the condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Earnings Per Common Share (“EPS”)

The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net Income	$8,145	$8,431	$23,485	$24,631
Less: preferred dividends	—	—	10	10
Net income for basic and diluted earnings per common share - net income available to common stockholders	$8,145	$8,431	$23,475	$24,621
Denominator:
Denominator for basic earnings per common share - weighted average shares	21,751,565	21,685,896	21,746,909	21,567,925
Effects of dilutive securities:
director and employee - stock options	889,975	919,432	961,122	898,298
Denominator for diluted earnings per common share - adjusted weighted average shares	22,641,540	22,605,328	22,708,031	22,466,223
Basic earnings per common share	$0.37	$0.39	$1.08	$1.14
Diluted earnings per common share	0.36	0.37	1.03	1.10

7.	Securities

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had gross realized gains of $426,000 and $431,000 during the three and nine months ended September 30, 2006, respectively. The Company did not have realized losses during the three and nine months ended September 30, 2006. There were no gross realized gains or losses during the three and nine months ended September 30, 2005.

A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses on securities at September 30, 2006 and December 31, 2005 is as follows:

	(000’s)
September 30, 2006	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,925	$	―	$1,797	$71,128
Mortgage-backed securities	371,851		2,205	5,190	368,866
Obligations of states and political subdivisions	230		14	―	244
Corporate securities	109		38	―	147
Total securities available for sale	$445,115		$2,257	$6,987	$440,385
Held to Maturity:
U.S. government agencies	$639,663		$—	$10,933	$628,730
Obligations of states and political subdivisions	98,461		2,481	202	100,740
Total securities held to maturity	$738,124		$2,481	$11,135	$729,470

	(000’s)
December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,921	$—	$1,616	$71,305
Mortgage-backed securities	306,166	2,053	3,930	304,289
Obligations of states and political subdivisions	230	17	―	247
Corporate securities	115	34	―	149
Total securities available for sale	$379,432	$2,104	$5,546	$375,990
Held to Maturity:
U.S. government agencies	$639,111	$31	$8,702	$630,440
Obligations of states and political subdivisions	107,740	2,470	381	109,829
Total securities held to maturity	$746,851	$2,501	$9,083	$740,269

 Available for sale and held to maturity obligations of states and political subdivisions are not subject to Federal income tax.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securities in an Unrealized Loss Position that are not Other-Than-Temporarily Impaired

September 30, 2006	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$181,151	$1,052	$518,707	$11,678	$699,858	$12,730
Mortgage-backed Securities	29,092	439	126,441	4,751	155,533	5,190
Obligations of states and political subdivisions	13,128	20	8,229	182	21,357	202
Total temporarily impaired securities	$223,371	$1,511	$653,377	$16,611	$876,748	$18,122

December 31, 2005	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$594,442	$7,381	$91,977	$2,937	$686,419	$10,318
Mortgage-backed securities	116,585	2,349	49,274	1,581	165,859	3,930
Obligations of states and political subdivisions	36,850	164	6,190	217	43,040	381
Total temporarily impaired securities	$747,877	$9,894	$147,441	$4,735	$895,318	$14,629

The Company’s U.S. government agency and mortgage-backed securities that are in an unrealized loss position at September 30, 2006 and December 31, 2005 are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At September 30, 2006 and December 31, 2005, approximately $6.0 million and $5.3 million, respectively, of issuances were not rated, substantially all of which were bond or tax anticipation notes from local municipalities.

At September 30, 2006, the number of securities in an unrealized loss position included 24 U.S. government agencies, 27 mortgage-backed securities, and 48 obligations of states and political subdivisions. At December 31, 2005, the number of securities in an unrealized loss position included 23 U.S. government agencies, 23 mortgage-backed securities, and 102 obligations of states and political subdivisions. The temporary impairment on securities of less than 12 months and 12 months or more at September 30, 2006 and December 31, 2005 is due to the higher interest rate environment, as compared to the periods in which the securities were initially purchased. The higher interest rates resulted in a decline in the market value of the securities. The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment. Management does not consider the temporary impairment of the securities to be severe due to the high credit quality or insurance provided by private insurance companies, and the intent and ability of the Company to hold such securities until a forecasted recovery or maturity occurs.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Loans

Nonaccrual loans were $3.7 million and $9.0 million at September 30, 2006 and December 31, 2005, respectively. Total nonaccrual loans at September 30, 2006 primarily consisted of one customer relationship with loans aggregating $2.4 million. The loans involve a collateralized real estate construction project that has experienced unexpected delays in completing the construction. The loans are also supported by personal guarantees. The decrease in nonaccrual loans for the nine month period was primarily due to a $4.7 million pay off of loans that had been placed on nonaccrual status. Restructured loans were $0.1 million at both September 30, 2006 and December 31, 2005.

Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At September 30, 2006, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances, with the exception of one customer relationship involving real estate construction loans aggregating $2.4 million that are on nonaccrual status. A nominal amount of additional funds may be used by the customer towards completion of the real estate project. At September 30, 2006, there were loans aggregating $9.3 million, which were not on nonaccrual status, but were classified as potential problem loans, which may result in the loans being placed on nonaccrual status in the near future. Potential problem loans aggregating $6.8 million are related to one customer relationship. The potential problem loans are collateralized by real estate and supported by personal guarantees. Accruing loans that are contractually past due 90 days or more at September 30, 2006 are immaterial.

At September 30, 2006 and December 31, 2005, the recorded investment in loans that are considered to be impaired approximated $13.6 million and $16.0 million, respectively, of which $3.2 million and $8.7 million were in nonaccrual status at September 30, 2006 and December 31, 2005, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2006 and 2005, and for the year ended December 31, 2005 was $14.7 million, $9.5 million, and $11.4 million, respectively. Interest income recognized by the Company on impaired loans for the three and nine months ended September 30, 2006 was $0.2 million and $0.5 million, respectively. Interest income recognized by the Company on impaired loans for the three and nine moths ended September 30, 2005 was $0.3 million and $0.8 million, respectively. As applicable, each impaired loan has a related allowance for loan losses.

9.	Borrowings and Stockholders’ Equity

The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York (“FHLB”) advances. Short-term securities sold under agreements to repurchase generally mature between one and 365 days. The Bank may borrow, when available, under master security sale and repurchase agreements through four primary investment firms, the FHLB, and to a lesser extent, its customers. At September 30, 2006, the Bank had no short-term repurchase agreements with the FHLB. At December 31, 2005, the Bank had short-term repurchase agreements with the FHLB of $61.0 million at a weighted average interest rate of 4.17 percent.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2006 and December 31, 2005, the Bank had short-term repurchase agreements with customers of $0.9 million and $1.3 million at a weighted average interest rate of 3.88 percent and 3.31 percent, respectively. These short-term customer borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $1.0 million at September 30, 2006 and an aggregate carrying value and estimated fair value of $1.4 million at December 31, 2005.

Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $90.0 million. At September 30, 2006 and December 31, 2005, the Bank had no federal funds purchased balances outstanding.

Short-term FHLB advances are borrowings with original maturities between one and 365 days. There were no short-term FHLB advances outstanding at September 30, 2006 and December 31, 2005.

Additional information with respect to short-term borrowings as of and for the nine months ended September 30, 2006 and 2005 is presented in the following table:

	(000’s except percentages)
Short-Term Borrowings	2006	2005
Balance at September 30	$863	$5,423
Average balance outstanding	$46,901	$15,442
Weighted-average interest rate:
As of September 30	3.88%	3.31%
Paid during period	4.72%	2.96%

The Bank had long-term borrowings, which have original maturities of over one year, of $605.6 million and $488.0 million in securities sold under agreements to repurchase at September 30, 2006 and December 31, 2005, respectively. These borrowings have an original term of ten years at interest rates ranging from 2.53 percent to 6.08 percent, and 1.99 percent to 6.08 percent, respectively, which are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. The long-term borrowing in securities sold under agreements to repurchase may not be repaid in full prior to maturity without penalty.

As of September 30, 2006, long-term repurchase agreements with the FHLB were collateralized by securities with an aggregate carrying value of $655.3 million and an estimated fair value of $648.9 million. As of December 31, 2005, both short and long-term repurchase agreements with the FHLB were collateralized by securities with an aggregate carrying value of $569.5 million and an estimated fair value of $566.0 million.

At September 30, 2006 and December 31, 2005, long-term FHLB advances totaled $101.8 million and $71.8 million at interest rates ranging from 4.05 percent to 5.99 percent and 4.55 percent to 5.99 percent, respectively. At September 30, 2006, borrowings totaling $1.8 million were amortizing advances having scheduled payments. Other borrowings totaling $100.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. Advances at December 31, 2005 include $1.8 million of amortizing advances having scheduled periodic payments and $70.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. The long-term FHLB advances may not be repaid in full prior to maturity without penalty. At September 30, 2006 and December 31, 2005, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain mortgage-related assets having an aggregate book value of $125.6 million and $88.3 million, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at September 30, 2006, with comparative totals for December 31, 2005, is as follows:

	(000’s except percentages)
Long-Term Borrowings	Within 1 Year	After 1 But Within 5 Years	After 5 Years	2006 Total	2005 Total
Contractual Payment Date:
Total long-term borrowing	$19	$192,591	$514,704	$707,314	$559,828
Weighted average interest rate	5.99%	5.61%	4.03%	4.46%	4.37%
Expected Call Date:
Total long-term borrowing	$122,019	$323,591	$261,704	$707,314	$559,828
Weighted average interest rate	3.66%	4.67%	4.56%	4.46%	4.37%

At September 30, 2006 and December 31, 2005, the Bank held 345,229 and 307,764 shares, respectively, of capital stock of the FHLB with a carrying value of $34.5 million and $30.8 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings up to an aggregate of 50 percent of total assets, or for collateral pledged by TPNZ, 75 percent of net equity, upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company in any year may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. In addition, the Bank may not declare and pay dividends more often than quarterly, and no dividends may be declared or paid if there is any impairment of the Bank’s capital stock. At September 30, 2006, the Bank could pay dividends of $58.5 million to the Company without having to obtain prior regulatory approval.

On December 13, 2005, the Company’s Board of Directors authorized the repurchase of up to 300,000 common shares, or approximately 1.4 percent of the Company’s outstanding common stock at that date. Repurchases of common stock are authorized to be made from time to time in open-market and private transactions throughout 2006 as, in the opinion of management, market conditions may warrant. The repurchased common shares will be held as treasury stock and will be available for general corporate purposes. The December 13, 2005 stock repurchase plan replaced the previous March 23, 2005 repurchase plan, which authorized the repurchase of up to 315,000 common shares (as adjusted for common stock dividends). For the nine months ended September 30, 2006, the Company purchased 179,900 shares of common stock under its repurchase plan at an aggregate cost of $3.9 million. For the nine months ended September 30, 2005, the Company purchased 70,140 shares of common stock under its repurchase plan at an aggregate cost of $1.4 million. There were also 8,922 and 237,762 shares of common stock for the nine months ended September 30, 2006 and 2005, respectively, acquired in connection with stock option exercises.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trusts

The total amount of Capital Securities outstanding as of September 30, 2006 is $60.0 million. Capital Securities are generally permitted to be included in Tier I regulatory capital in an amount not in excess of 25 percent of Tier I Capital, with the remainder included in Total Capital. At September 30, 2006, Tier I Capital totaled $282.0 million, which included $60.0 million of Capital Securities.

11.	Commitments and Contingencies

In the normal course of business, various commitments to extend credit are made that are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2006, formal credit lines, loan commitments, which are primarily loans collateralized by real estate, and credit card loans approximated $406.2 million, $93.6 million, and $43.4 million, respectively. Outstanding standby letters of credit totaled $40.8 million. Such amounts represent the maximum risk of loss on these commitments.

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

Effective May 19, 1999, the Company adopted the Director Retirement Plan. At September 30, 2006 and December 31, 2005, the Company had a recorded liability of $570,000 and $549,000, respectively, to provide for the present value of payments expected to be made under the Director Retirement Plan. The discount rate used to compute the present value obligation is 5.25 percent for both periods. At September 30, 2006 and December 31, 2005, a net intangible asset of $67,000 and $140,000, respectively, was recorded, reflecting the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee Directors. Benefit cost for the Director Retirement Plan for the three and nine months ended September 30, 2006 was approximately $31,000 and $94,000, of which $24,000 and $73,000 represents amortization of prior service cost, and $7,000 and $21,000 represents current service cost, respectively. Benefit cost for the Director Retirement Plan for the three and nine months ended September 30, 2005 was approximately $36,000 and $107,000, of which $25,000 and $75,000 represents amortization of prior service cost, and $11,000 and $32,000 represents current service cost, respectively.

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

The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, and Southern Connecticut and the surrounding area. For the nine months ended September 30, 2006 and 2005, there is no customer that accounted for more than ten percent of the Company’s revenue.

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

The Company’s core revenue, net interest income, has been adversely affected during the three and nine months ended September 30, 2006 by a decrease in the net interest margin as a result of an inverted U.S. Treasury yield curve in which short-term interest rates are at higher levels than medium- to long-term interest rates, and pricing pressures from increased competition for loans and deposits. The current slope of the U.S. Treasury yield curve, combined with continuing pricing pressures on deposits and loans in the Company’s marketplace, could continue to negatively affect net interest income by causing the net interest margin to compress further.

Also significant to the Company’s net income and earnings per common share is the ability to generate quality interest earning assets in the form of loans and securities at reasonable interest rate spreads to maintain or increase net interest income. Increasing the Company’s interest earning assets is challenging as a result of the inverted U.S. Treasury yield curve in the current interest rate environment, intense competition for loans, and difficulty in obtaining acceptable yields and structures on security investments, while managing interest rate risk. In addition, loan prepayments, particularly on commercial mortgage loans, also impact the Company’s ability to increase interest earning assets.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with GAAP. The Company’s significant accounting policies are more fully described in Note 3 to the Company’s Consolidated Financial Statements included in the Company’s 2005 Annual Report to Stockholders. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary.

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

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

At September 30, 2006, the Company had total assets of $3,004.5 million, an increase of $246.3 million from December 31, 2005. The increase in total assets was primarily due to increases in federal funds sold, the securities portfolio and loans, net, as well as cash and due from banks resulting from seasonal municipal tax monies that were not yet invested in federal funds sold.

The securities portfolio, including investments in FHLB stock, totaled $1,213.0 million and $1,153.6 million at September 30, 2006 and December 31, 2005, respectively, an increase of $59.4 million during the nine months ended September 30, 2006. The securities portfolio consisted of securities held to maturity at amortized cost of $738.1 million and $746.9 million, securities available for sale at estimated fair value totaling $440.4 million and $376.0 million, and FHLB stock of $34.5 million and $30.8 million at September 30, 2006 and December 31, 2005, respectively.

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

Generally, most securities may be used to collateralize borrowings and public deposits. As a result, the investment portfolio is an integral part of the Company’s funding strategy. The Company will continue to seek opportunities in utilizing the investment portfolio to invest excess cash flow and leverage capital, while managing interest rate risk. The weighted average life at September 30, 2006 and December 31, 2005 of the investment portfolio was 9.29 years and 8.90 years, respectively.

During the nine months ended September 30, 2006, U.S. government agency securities increased $0.4 million primarily due to an increase of $0.5 million of amortization of the loss on transfer of available for sale securities to held to maturity and an increase of $0.1 million in discount accretion, partially offset by a decrease of $0.2 million in the estimated fair value of available for sale securities. U.S. government agency securities of $710.8 million as of September 30, 2006, consisted of fixed rate securities with longer term maturities and call options by the issuer to increase yield. Mortgage-backed securities increased by $64.6 million primarily due to purchases of $153.1 million and an increase of $0.1 million in discount accretion, partially offset by sales of $47.0 million, principal paydowns of $40.5 million, and a decrease in the estimated fair value of available for sale securities of $1.1 million. The Bank’s investment in obligations of states and political subdivisions, or municipal securities, decreased by $9.3 million due primarily to maturities and redemptions of $19.0 million, partially offset by purchases of $9.7 million. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. These obligations are principally of New York State political subdivisions and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company invests in medium-term corporate debt securities, bank and other equity securities, and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase. The Company had outstanding balances in corporate securities of $0.1 million at both September 30, 2006 and December 31, 2005 consisting of bank and other equity securities.

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

At September 30, 2006, total loans, net were $1,518.6 million, a net increase of $58.8 million or 4.0 percent compared to December 31, 2005. A summary of the increase in total loans, net at September 30, 2006 compared to December 31, 2005 is as follows:

	(000’s)
	September 30, 2006	December 31, 2005	Increase/ (Decrease)
Time and demand loans	$161,522	$147,734	$13,788
Installment loans	8,148	7,248	900
Credit Card	6,990	6,769	221
Real Estate
- Commercial	585,322	586,073	(751)
- Residential	289,098	277,211	11,887
- Construction and land development	406,312	366,457	39,855
- Home equity	75,831	83,782	(7,951)
Other	3,266	2,538	728
Gross loans	1,536,489	1,477,812	58,677
Deferred net loan commitment fees	(2,033)	(2,828)	795
Total loans	1,534,456	1,474,984	59,472
Allowance for loan losses	(15,822)	(15,164)	(658)
Total loans, net	$1,518,634	$1,459,820	$58,814

The Company had approximately $406.2 million in formal credit lines outstanding, $93.6 million in loan commitments outstanding, which are loans primarily collateralized by real estate, $40.8 million of standby letters of credit outstanding, and $43.4 million of credit card loans outstanding. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increasing deposits and borrowings, and receiving proceeds from loan and security repayments.

The Company's allowance for loan losses increased $0.7 million to $15.8 million at September 30, 2006, from $15.2 million at December 31, 2005. The increase in the allowance for loan losses (the “allowance”) was due to an increase in gross loans and additional reserves needed for nonaccrual and impaired loans. The allowance represents 1.03 percent of total loans outstanding at both September 30, 2006 and December 31, 2005. The allowance and reserve for unfunded loan commitments and standby letters of credit (the “reserve”) reflect a provision of $1.3 million and net charge-offs of $0.8 million recorded for the nine months ended September 30, 2006. The reserve of $1.0 million at September 30, 2006 and $1.1 million at December 31, 2005 is included in other liabilities. At September 30, 2006, there were loans aggregating $9.3 million, which were not on nonaccrual status, but were classified as potential problem loans that may result in the loans being placed on nonaccrual status in the near future. Potential problem loans aggregating $6.8 million are related to one customer relationship. The potential problem loans are collateralized by real estate and supported by personal guarantees.

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

The provisions for credit losses established for the nine months ended September 30, 2006 and 2005, and the related allowance and reserve, reflect net charge-offs incurred and risks with respect to real estate, time and demand, installment, credit card, and other loans, as well as the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. Management believes the allowance and the reserve at September 30, 2006 appropriately reflect the risk elements inherent in the total credit portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance or the reserve in response to changing economic conditions or regulatory examinations.

The Company’s fundamental source of funds supporting interest earning assets continues to be deposits, consisting of demand deposits (non-interest bearing), NOW, money market, savings, and various forms of time deposits. Retail deposits are obtained primarily by mass marketing efforts and are fee and interest rate sensitive. Commercial deposits are generally obtained through direct marketing and business relationship development efforts, as well as a result of lending relationships. The maintenance of a strong deposit base is key to the development of lending opportunities and creates long-term customer relationships, which enhance the ability to cross sell services. Depositors include individuals, small and large businesses, and governmental entities. To meet the requirements of a diverse customer base, a full range of deposit instruments is offered, which has allowed the Company to maintain the deposit base despite intense competition from other banking institutions and non-bank financial service providers.

Total deposits increased $142.8 million, or 7.7 percent, for the nine months ended September 30, 2006 to $1,990.0 million from $1,847.2 million at December 31, 2005. The total deposit increase resulted from net increases in municipal deposits of $208.0 million, partially offset by net decreases in retail and commercial deposits of $15.6 million and a decrease in brokered deposits of $49.5 million.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the increase in total deposits at September 30, 2006 compared to December 31, 2005 is as follows:

	(000’s)
	September 30, 2006	December 31, 2005	Increase/ (Decrease)
Non-interest bearing deposits:
Individuals, partnerships, and corporations	$272,178	$294,350	$(22,172)
Certified and official checks	10,924	10,499	425
States and political subdivisions	95,718	10,307	85,411
Total non-interest bearing deposits	378,820	315,156	63,664
Interest bearing deposits:
NOW accounts	102,456	117,512	(15,056)
Money market accounts	140,963	134,711	6,252
Savings deposits	374,399	440,299	(65,900)
States and political subdivisions - NOW, money market, and savings deposits	200,885	71,445	129,440
Time deposits of individuals, partnerships, corporations under $100,000	381,387	354,140	27,247
Time deposits of individuals, partnerships, corporations over $100,000	205,335	156,393	48,942
Brokered time deposits	—	49,499	(49,499)
States and political subdivisions - time deposits	112,296	119,170	(6,874)
IRAs and Keoghs	93,496	88,877	4,619
Total interest bearing deposits	1,611,217	1,532,046	79,171
Total deposits	$1,990,037	$1,847,202	$142,835

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in municipal deposits was primarily due to temporary seasonal tax monies received during the end of the 2006 third quarter. The decrease in retail and commercial deposits at September 30, 2006 was primarily due to increased competition for demand and savings deposits combined with a competitive interest rate environment for such accounts. The decrease in retail and commercial deposits was partially offset by an increase in retail and commercial time deposits as a result of the Bank offering competitively priced short-term products. The decrease in brokered deposits was a result of maturities during the first nine months of 2006. The brokered deposits were not renewed as a result of alternative sources of funding (i.e., wholesale borrowings and municipal deposits) being more competitively priced.

As the amounts of deposits change and earning assets increase or decrease, the Bank will manage its funding with short-term borrowings. Short-term borrowings provide management with the ability to react to changes in levels of earning assets. As of September 30, 2006, the Bank did not have any FHLB short-term borrowings as a result of an increase in municipal deposits. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $217.8 million at September 30, 2006 from the December 31, 2005 balance of $204.2 million, an increase of 6.7 percent. The increase primarily resulted from: $23.5 million of net income for the nine months ended September 30, 2006; $3.5 million of stock options exercised; and $0.9 million of amortization related to stock options vested during the period; partially offset by treasury stock purchases of $4.6 million; cash dividends paid of $9.1 million; and an increase in other comprehensive loss of $0.5 million.

The Company's leverage ratio at September 30, 2006 was 9.75 percent, compared to 9.47 percent at December 31, 2005. The increase in the Company’s leverage capital ratio is due primarily to the increase in stockholders’ equity, excluding accumulated other comprehensive loss, for the nine months ended September 30, 2006. The Company's Tier I and total capital ratios under applicable risk-based capital guidelines were 15.98 percent and 16.94 percent at September 30, 2006, and 16.00 percent and 16.98 percent at December 31, 2005, respectively. In addition, the Bank exceeded all current regulatory capital requirements and was in the “well-capitalized” category at September 30, 2006 and December 31, 2005.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Earnings

Net income for the three months ended September 30, 2006 was $8.1 million compared to $8.4 million for the three months ended September 30, 2005, a decrease of $0.3 million, or 3.4 percent. Diluted earnings per common share for the quarter ended September 30, 2006 was $0.36 compared to $0.37 for the prior year period, a decrease of 2.7 percent. The Company’s third quarter 2006 net income resulted in a 15.27 percent return on average common stockholders’ equity and a 1.13 percent return on average total assets, as compared to 17.05 percent and 1.18 percent, respectively, for the prior year period.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended September 30, 2006, net income was $23.5 million compared to $24.6 million for the nine months ended September 30, 2005, a decrease of $1.1 million, or 4.7 percent. Diluted earnings per common share was $1.03 for the nine months ended September 30, 2006 compared to $1.10 for the prior year period, a decrease of 6.4 percent. The Company’s net income for the nine months ended September 30, 2006 resulted in a 14.94 percent return on average common stockholders’ equity and a 1.11 percent return on average total assets, as compared to 17.21 percent and 1.17 percent, respectively, for the 2005 period.

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income is positively impacted by a combination of increases in earning assets over interest bearing liabilities and an increase in the net interest spread between earning assets and interest bearing liabilities. Net interest income is adversely impacted by a combination of decreases in earning assets over interest bearing liabilities and a decrease in the net interest spread between earning assets and interest bearing liabilities. For the three and nine months ended September 30, 2006, net interest income decreased $0.6 million, or 2.7 percent, to $23.2 million and $1.3 million, or 1.9 percent, to $69.4 million compared to $23.8 million and $70.7 million for the comparable 2005 periods, respectively.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the average balances and interest yield/rates for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is as follows:

	(000’s, except percentages) For the three months ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Federal funds sold	$30,029	$396	5.16%	$82,855	$725	3.42%
Securities:
U.S. government agencies	712,931	9,943	5.58	659,430	9,300	5.64
Mortgage-backed securities	410,217	5,780	5.64	341,708	3,912	4.58
Obligations of states and political subdivisions	98,589	1,595	6.47	102,106	1,614	6.32
Corporate securities, FHLB of New York stock, and other securities	36,930	538	5.83	32,042	436	5.44
Loans, net	1,493,654	27,976	7.47	1,480,898	25,172	6.74
Total interest earning assets	2,782,350	46,228	6.61%	2,699,039	41,159	6.07%
Non-interest earning assets	112,440			162,859
TOTAL	$2,894,790			$2,861,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
NOW	$166,551	$497	1.20%	$194,136	$456	0.93%
Money market	177,596	1,209	2.73	166,750	660	1.57
Savings	405,041	2,367	2.34	459,931	1,836	1.58
Time	799,036	8,743	4.33	755,657	5,911	3.10
Total interest bearing deposits	1,548,224	12,816	3.27	1,576,474	8,863	2.20
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	717,994	8,223	4.53	602,716	6,662	4.38
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	61,858	1,436	9.29	61,858	1,236	7.99
Total interest bearing liabilities	2,328,076	22,475	3.82%	2,241,048	16,761	2.94%
Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	314,263			354,861
Other liabilities	39,078			68,171
Stockholders’ equity	213,373			197,818
TOTAL	$2,894,790			$2,861,898
NET INTEREST INCOME		$23,753			$24,398
NET YIELD ON INTEREST EARNING ASSETS (NET INTEREST MARGIN)			3.41%			3.62%

The data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35 percent and the applicable state and local income tax rates. The effect of the tax equivalent adjustment to interest income on total interest earning assets was $0.6 million for both the three months ended September 30, 2006 and 2005. The estimated fair value adjustment on the available for sale securities is included in non-interest earning assets. Non accruing loans are included in average balances of loans, net. The amount of loan origination and commitment fees, net of certain direct loan origination costs, of $0.6 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively, are included in interest income on loans, net.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the average balances and interest yields/rates for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is as follows:

	(000’s, except percentages) For the nine months ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Federal funds sold	$27,472	$1,018	4.89%	55,226	1,256	3.00%
Securities:
U.S. government agencies	712,283	29,822	5.58	614,863	25,666	5.57
Mortgage-backed securities	357,793	14,549	5.42	378,940	12,440	4.38
Obligations of states and political subdivisions	104,147	5,001	6.40	93,887	4,580	6.50
Corporate securities, FHLB of New York stock, and other securities	35,454	1,401	5.28	32,663	1,174	4.79
Loans, net	1,486,081	81,023	7.22	1,500,116	73,891	6.52
Total interest earning assets	2,723,230	132,814	6.49%	2,675,695	119,007	5.92%
Non-interest earning assets	109,040			125,309
TOTAL	$2,832,270			$2,801,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
NOW	$184,803	$1,790	1.29%	$188,321	$1,082	0.77%
Money market	156,816	2,598	2.22	180,288	2,063	1.53
Savings	420,733	6,668	2.12	429,816	3,700	1.15
Time	775,008	23,126	3.98	752,674	16,182	2.87
Total interest bearing deposits	1,537,360	34,182	2.97	1,551,099	23,027	1.98
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	685,705	23,223	4.47	611,937	20,004	4.36
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	61,858	4,145	8.93	61,858	3,540	7.63
Total interest bearing liabilities	2,284,923	61,550	3.58%	2,224,894	46,571	2.79%
Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	311,648			341,446
Other liabilities	26,133			43,903
Stockholders’ equity	209,566			190,761
TOTAL	$2,832,270			$2,801,004
NET INTEREST INCOME		$71,264			$72,436
NET YIELD ON INTEREST EARNING ASSETS (NET INTEREST MARGIN)			3.49%			3.61%

The data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35 percent and the applicable state and local income tax rates. The effect of the tax equivalent adjustment to interest income on total interest earning assets was $1.9 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively. The estimated fair value adjustment on the available for sale securities is included in non-interest earning assets. Non accruing loans are included in average balances of loans, net. The amount of loan origination and commitment fees, net of certain direct loan origination costs, of $1.6 million for both the nine months ended September 30, 2006 and 2005 are included in interest income on loans, net.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the dollar amount of changes in interest income, interest expense, and net interest income between the three and nine months ended September 30, 2006 and 2005 on a tax equivalent basis:

	For the three months ended September 30, 2006 compared to 2005			For the nine months ended September 30, 2006 compared to 2005
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
INTEREST INCOME:
Federal funds sold	$(1,787)	$1,458	$(329)	$(1,032)	$794	$(238)
Securities	1,734	860	2,594	3,614	3,299	6,913
Loans, net	207	2,597	2,804	(1,112)	8,244	7,132
Total interest earning assets	154	4,915	5,069	1,470	12,337	13,807

INTEREST EXPENSE:
Interest bearing deposits	(1,058)	5,011	3,953	(340)	11,495	11,155
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	1,324	237	1,561	2,662	557	3,219
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	—	200	200	—	605	605
Total interest bearing liabilities	266	5,448	5,714	2,322	12,657	14,979
Decrease in interest differential	$(112)	$(533)	$(645)	$(852)	$(320)	$(1,172)

The decrease in net interest income for the three and nine months ended September 30, 2006 resulted primarily from decreases in the net interest spread and margin on a tax equivalent basis. The decreases in the net interest spread and margin on a tax equivalent basis were primarily due to the rates on interest bearing liabilities increasing more rapidly than the yields on interest earning assets due to competitive pressures on loan and deposit pricing and an inverted to relatively flat U.S. Treasury yield curve. As of September 30, 2006, the Company’s balance sheet is in a liability interest rate sensitive position.

The net interest margin may continue to be negatively affected if the U.S. Treasury yield curve maintains an inverted position with short-term interest rates at higher levels than medium- to long-term interest rates, or, to a lesser extent, begins to flatten resulting in short-term interest rates at similar levels to medium- and long-term interest rates. If short-term interest rates begin to decrease, resulting in a steepening U.S. Treasury yield curve, the net interest margin would be positively affected.

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

Provision for Credit Losses

The provision for credit losses for the three months ended September 30, 2006 decreased nominally compared to the 2005 period. The provision for credit losses increased $0.8 million to $1.3 million for the nine months ended September 30, 2006 compared to $0.6 million for the 2005 period. The ratio of allowance for loan losses to total loans at September 30, 2006, December 31, 2005, and September 30, 2005 was 1.03 percent. The ratio of non-performing assets to total assets at September 30, 2006 was 0.12 percent compared to 0.33 percent at both December 31, 2005 and September 30, 2005. The decrease in the non-performing assets ratio at September 30, 2006 was primarily due to a payoff of non-performing construction loans totaling $4.7 million and charge-offs of two business loans totaling $0.4 million. During the nine months ended September 30, 2006, net charge-offs totaled $0.8 million compared to $0.1 million for the 2005 period. Net charge-offs during the nine months ended September 30, 2006 primarily consisted of a standby letter of credit charge-off of $0.2 million for a non-performing real estate construction project of which the amount was fully reserved for during 2005 and two business loans totaling $0.4 million.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans were $3.7 million and $9.9 million at September 30, 2006 and 2005, respectively, compared to $9.0 million at December 31, 2005. Total nonaccrual loans at September 30, 2006 primarily consisted of one customer relationship with loans aggregating $2.4 million ($3.9 million at December 31, 2005). The loans involve a collateralized real estate construction project that has experienced unexpected delays in completing the construction. The loans are also supported by personal guarantees. Restructured loans were $0.1 million at both September 30, 2006 and December 31, 2005.

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

Net income is adversely impacted by the level of non-performing assets caused by the deterioration of borrowers’ ability to meet scheduled interest and principal payments. In addition to foregone revenue, the Company must increase the level of its provision for credit losses and incur collection and other costs associated with the management and disposition of foreclosed properties. A substantial portion (88.4 percent at September 30, 2006) of total loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates.

Non-Interest Income

Non-interest income decreased for the three months ended September 30, 2006 to $2.1 million from $2.2 million compared to the 2005 period. Non-interest income decreased for the nine months ended September 30, 2006 to $5.7 million from $5.9 million compared to the 2005 period. The decreases for the three and nine months ended September 30, 2006 compared to the 2005 periods were primarily due to lower levels of service charges on deposit accounts, loan prepayment fees, and investment product sales, as well as the absence of gains on sales of loans for the 2006 period, compared to gains on sales of loans $0.3 million from the sale of $7.1 million of residential mortgages during 2005. The decrease was partially offset by gains on securities transactions of $0.4 million from the sale of $47.0 million of collateralized mortgage obligations.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Interest Expenses

Non-interest expenses decreased $0.3 million, or 2.1 percent, to $13.1 million and $0.9 million, or 2.2 percent, to $38.9 million for the three and nine months ended September 30, 2006 compared to $13.4 million and $39.7 million for the 2005 periods, respectively. The primary reasons for the decreases were lower levels of professional fees, advertising and business development expense, and other expense, and for the nine month period, salaries and benefits expense. The decreases were partially offset by increases in occupancy and equipment expense, and for the three month period, salaries and employee benefits expense.

Salaries and employee benefits expense, the largest component of non-interest expense, increased by $86,000, or 1.0 percent, during the three months ended September 30, 2006 compared to the 2005 period. The increase for the three months ended September 30, 2006 was primarily due to an increase in stock option expense and higher payroll expense. The increase was partially offset by lower levels of incentive compensation expense and a higher level of deferred salaries and employee benefits expense related to loan originations. Salaries and employee benefits expense decreased $239,000, or 1.0 percent, during the nine months ended September 30, 2006 compared to the 2005 period. The decrease for the nine months ended September 30, 2006 was primarily due to lower levels of medical benefit costs, incentive compensation expense, and tuition costs. The decrease was partially offset by an increase in stock option expense.

Changes in non-interest expense for the three and nine months ended September 30, 2006 compared to the 2005 periods were also primarily due to the following:

•
Increase of $74,000 (3.9 percent) and $102,000 (1.8 percent) in occupancy and equipment expense. The increases primarily reflect higher rent expense for the Stamford, Connecticut, and Manhattan locations, increases in real estate taxes and maintenance costs for various Bank owned locations, and higher utilities expenses. The increases were partially offset by lower levels of depreciation expense.

C
Decrease of $138,000 (17.2 percent) and $33,000 (1.7 percent) in advertising and business development expense. The decreases primarily reflect higher costs in 2005 related to the “Get to Know Us” television campaign and decreases in business development expense.

C
Decrease of $209,000 (35.5 percent) and $573,000 (33.2 percent) in professional fees. The decreases were primarily due to higher legal fees during the 2005 period related to a non-performing real estate construction loan and costs related to compliance with Section 404 of the Sarbanes-Oxley Act.

C	Decrease of $149,000 (14.3 percent) and $100,000 (3.4 percent) in other expense. The decreases were primarily due to lower credit card related expenses and expenses for courier runs to Bank locations.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2006 was 32.8 percent and 32.6 percent, respectively, compared to 32.4 percent and 32.1 percent for the 2005 periods. The effective income tax rate for both the 2006 and 2005 periods reflects nontaxable income from municipal bonds and in 2005 the satisfactory completion of a Federal tax examination for prior income tax years.

As a result of a reduction in taxable income for New York State tax purposes, the Company has established a valuation allowance at September 30, 2006, December 31, 2005, and September 30, 2005 in the amount of $3.6 million, $3.0 million, and $3.0 million, respectively. The valuation allowance reduces the New York State net deferred tax asset to the amount management believes will more likely than not be realized. As of September 30, 2006, the New York State deferred tax asset, net of state deferred tax liabilities, is fully reserved by the valuation allowance.

U.S.B. HOLDING CO., INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments as a result of adverse changes in market indices such as interest rates, foreign currency exchange rates, and commodity prices. Quantitative and qualitative disclosures about market risk at December 31, 2005 were reported in the Company’s 2005 Annual Report to Stockholders. There have been no material changes in the Company’s market risk exposures at September 30, 2006 compared to December 31, 2005. Interest rate risk continues to be the Company’s primary market risk exposure since substantially all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into or acquired for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps and has not been party to any derivative financial instruments during the nine months ended September 30, 2006.

The Company continues to use two methods to evaluate its sensitivity to changes in interest rates, a “Static Gap” evaluation and a simulation analysis of the impact of changes in interest rates on the Company’s net interest income and cash flow. There have been no changes in the Company’s policy limit of acceptable variances to net interest income at September 30, 2006 as compared to December 31, 2005. The Company’s “Static Gap” at September 30, 2006 was a negative cumulative gap of $279.8 million in the one-year time frame compared to a negative cumulative gap of $166.6 million at December 31, 2005. If interest rates were to gradually increase 200 basis points or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period would continue to be within the Company’s policy limit of not changing by more than 5.0 percent.

U.S.B. HOLDING CO., INC.
ITEM 4. CONTROLS AND PROCEDURES

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of September 30, 2006. The Chief Executive Officer and Chief Financial Officer have each concluded, based on their review, that as of September 30, 2006, the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors relevant to our operations from those disclosed in the Company’s 2005 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs[2]
July 1 to July 31	3,900	21.88	3,900	175,800
August 1 to August 31	47,400	21.79	47,400	128,400
September 1 to September 30	8,300	21.95	8,300	120,100
Total	59,600	21.82	59,600	120,100

1 Includes common stock acquired in connection with the exercise of stock options.
2 The Company authorized a common stock repurchase plan of up to 300,000 shares on December 13, 2005 to expire on December 31, 2006.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit

(31.1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2006.

U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales	/s/ Thomas M. Buonaiuto
Thomas E. Hales	Thomas M. Buonaiuto
Chairman of the Board, Chief Executive Officer, and Director	Executive Vice President, Chief Financial Officer, and Assistant Secretary (Principal Financial and Accounting Officer)