Form 10-K
period 2006-12-31
USB HOLDING CO INC
filed 2007-03-15
CIK 707805

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission File number 1-12811

U.S.B. HOLDING CO., INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3197969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Dutch Hill Rd., Orangeburg, New York	10962
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (845) 365-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange

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

Large accelerated filer ☐   Accelerated filer  ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes:  ☐ No: ☒

Class	Outstanding at February 28, 2007
Common Stock ($0.01 par value)	21,902,023 shares

The aggregate market value of the voting stock held by nonaffiliates of the registrant on June 30, 2006 was approximately $267.5 million, computed by reference to the closing price on the New York Stock Exchange composite tape of $22.50 per share of Common Stock on June 30, 2006.

Documents incorporated by reference:

Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2006 are incorporated by reference in Part II of this report.

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference in Part III of this report.

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

Union State Bank (the “Bank”), the Company’s commercial banking subsidiary, is a New York chartered commercial bank established in 1969. The Bank offers a wide range of banking services to individuals, municipalities, corporations, and small and medium-size businesses through its 28 retail branches in Rockland, Westchester and Orange Counties (as of January 8, 2007, the Bank’s second Orange County branch opened) and one branch each in Stamford, Connecticut, and New York City, New York. The Bank also has loan production offices located in Rockland County, Westchester County and Orange County, New York, and Stamford, Connecticut. The Bank’s corporate offices are located in Rockland County. The Bank’s products and services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial, personal, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities, and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs), debit cards, lock-box services, and Internet banking. The deposits of the Bank are insured to the extent permitted by law pursuant to the Federal Deposit Insurance Act of 1950, as amended.

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

Employees

As of December 31, 2006, the Company employed a total of 367 full-time and 37 part-time employees. The Company and its subsidiaries provide a variety of benefit plans, including incentive bonus, group life, health, and stock ownership plans. Management considers its employee relations to be satisfactory.

Competition

The Bank’s headquarters and fourteen of its branch offices are currently located in Rockland County, New York. Twelve of the Bank’s branch offices are located in Westchester County, New York. Two of the Bank’s branch offices are located in Orange County, New York (as of January 8, 2007, the Bank’s second Orange County branch opened). The Bank also has a branch location in Stamford, Connecticut, and New York City, New York, as well as offices that close loans and disburse funds in Tarrytown, New York, Goshen (Orange County), New York, and Stamford, Connecticut. The Company’s current deposits constitute a market share that is approximately 15.5 percent and 2.3 percent of Rockland and Westchester Counties’ deposits, respectively.

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

The Company, as a “bank holding company” under the Bank Holding Company Act of 1956 (the “BHC Act”), is regulated and examined by the Board of Governors of the Federal Reserve System (the “FRB”) and is required to file with the FRB an annual report and other information. The BHC Act restricts the business activities and acquisitions that may be engaged in by the Company. The FRB may examine the Company and has the authority (which it has not exercised) to regulate provisions of certain bank holding company debt. The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank that is not already majority-owned. Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. A national or state bank may also establish a de novo branch out of state if such branching is expressly permitted by the other state.

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

The GLB Act also authorizes a state bank to have a financial subsidiary that engages, as a principal, in the same activities that are permitted for a financial subsidiary of a national bank if the state bank meets eligible criteria and special conditions for maintaining the financial subsidiary. The GLB Act designates the FRB as the umbrella supervisor of financial holding companies and adopts a system of functional regulation where the primary regulator is determined by the nature of the activity rather than the type of institution. If the Company should elect to become a financial holding company, the Company may be subject to supervision from different governmental agencies. As of the date hereof, the Company has made no determination to elect to be treated as a financial holding company and, accordingly, will still be subject to regulations as a bank holding company under the BHC Act.

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

There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitations on the payment of dividends directly or indirectly to the Company from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary Bank, which could reduce the amount of dividends otherwise payable. Under applicable banking statutes, at December 31, 2006, the Bank could declare additional dividends of $62.5 million to the Company without prior regulatory approval.

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

The Company is subject to risk-based capital and leverage guidelines issued by the FRB. The Bank, whose deposits are insured by the FDIC, is subject to similar guidelines. These guidelines are utilized to evaluate capital adequacy. The regulatory agencies are required by law to take specific prompt corrective actions with respect to banks that do not meet minimum capital standards. As of December 31, 2006, the Bank was classified as “well capitalized” for regulatory purposes. See “Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 12 to the Consolidated Financial Statements.

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

Competition in the banking and financial services industry is intense. In the Company’s market area, the Company competes with commercial banks, savings institutions, mortgage firms, credit unions, and insurance companies operating locally and elsewhere. Many of these competitors (including money center, national and regional institutions) have substantially greater resources and higher lending limits than the Company and may offer certain services that the Company does not or cannot provide. The Company’s profitability depends upon its continued ability to successfully compete in its market area.

Changes in interest rates may reduce the Company’s net income.

The Company’s net income depends largely on the relationship between the yield on interest earning assets, primarily commercial loans and securities, and the cost of deposits and borrowings. This relationship, known as the net interest rate spread, is subject to fluctuations and is affected by economic and competitive factors that influence market interest rates, the volume and mix of interest earning assets and interest bearing liabilities, and the level of non-performing assets. Fluctuations in market interest rates affect customer demand for the Company’s products and services. The Company is subject to interest rate risk to the degree that interest bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than interest earning assets.

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

Also, many of the Company’s borrowings contain features that would allow them to be called prior to contractual maturity in periods of rising interest rates. If this were to occur, the Company would either renew the borrowings at a potentially higher rate of interest, which may negatively impact the Company’s net interest income, or repay such borrowings. If the Company sells securities to fund the repayment of such borrowings, the securities sold could result in a loss. Changes in interest rates may also affect the value of the underlying collateral to the borrowing. This may result in additional collateral needed for the borrowings. The effects of interest rate changes on the Company’s net interest income are further described on page 63 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Originating loans secured by real estate is the Company’s primary business. The Company’s financial results may be adversely affected by changes in prevailing economic conditions, primarily in the Metropolitan area. These economic conditions include decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal, state, and local governments, and other significant external events. As of December 31, 2006, approximately 88.6 percent of the Company’s loan portfolio was secured by real estate related properties located primarily in the New York Metropolitan market area. Decreases in real estate values could adversely affect the value of the properties pledged as collateral for the Company’s loans. Adverse changes in the economy may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans, which may have an adverse impact on net income.

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

The Bank is subject to extensive supervision, regulation, and examination by the New York State Banking Department, its chartering authority, and by the FDIC, as the primary Federal regulator and insurer of deposits. As a result, the Bank is limited in the manner in which it conducts its business, undertakes new investments and activities, and obtains financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and the Bank’s depositors and not to benefit the Company’s stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets, and the establishment of adequate loan loss reserves. The Company is also subject to supervision, regulation and examination by the FRB. In addition, the Company must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions that fail to comply with these laws.

Changes in laws, government regulation, and monetary policy may have a material effect on the Company’s results of operations.

Financial institution regulation has been the subject of significant legislation and may be the subject of further significant legislation in the future, none of which is in the Company’s control. Significant new laws or changes in, or repeals of, existing laws, including with respect to Federal and state taxation, may cause the Company’s results of operations to differ materially. The cost of compliance may adversely affect the Company’s ability to operate profitability. Also, Federal monetary policy significantly affects credit conditions for the Company. These policies are implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings, and reserve requirements. A material change in any of these conditions may have a material impact on the Company’s results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The main office of the Company and the Bank, including the Executive Offices, Finance, Commercial Loan, Residential Mortgage, Credit Administration, Legal, Compliance, Human Resources, Facilities/Security, Internal Audit, Operations Center, Customer Service Center, Transit and Data Processing, Marketing, Consumer Loan, and Credit Card Departments, is located at its Corporate Headquarters building, which is owned by the Bank at 100 Dutch Hill Road, Orangeburg, New York. The Bank’s main branch and Pension Department are located at 46 College Avenue, Nanuet, New York in premises that are leased by the Bank. The Bank also has loan production offices that may originate loans and disburse funds located at 660 White Plains Road in Tarrytown, New York, and 999 Bedford Street, Stamford, Connecticut, which premises are leased, and 50 North Church Street, Goshen, New York, which premises are owned.

In addition to the main branch in Nanuet, the Bank operates 13 retail banking branches in Rockland County, New York: 270 South Little Tor Road, New City; 87 Route 59, Monsey; 115 South Main Street, New City; 45 Kennedy Drive, Spring Valley; 35 South Liberty Drive, Stony Point; One Broadway, Haverstraw; Route 9W and Railroad Avenue, West Haverstraw; 338 Route 59, Central Nyack; 230 North Middletown Road, Pearl River; 747 Chestnut Ridge Road, Chestnut Ridge; 65 Dutch Hill Road, Orangeburg; 59 Route 59, Suffern, and 4 North Main Street, Spring Valley. The premises of the Little Tor Road, 45 Kennedy Drive, Spring Valley, Central Nyack, Chestnut Ridge and Orangeburg branch offices are leased, while the other Rockland County branch offices are owned by the Bank.

The Bank also operates 12 retail banking branches in Westchester County, New York: 131 Central Avenue, Tarrytown; 75 North Broadway, Tarrytown; 299 Bedford Road, Bedford Hills; 3000 East Main Street, Cortlandt Manor; 28 Le Count Place, New Rochelle; 313 Main Street, Eastchester; 270 Martine Avenue, White Plains; 88 Croton Avenue, Ossining, which are owned, and leased locations at 76 Virginia Road, North White Plains; 1779 Central Park Avenue, Yonkers; 2500 Central Park Avenue, Yonkers; and 800 Westchester Avenue, Rye Brook. The Bank also operates retail banking branches at 11 East 22nd Street, New York City, New York, 26 Brotherhood Plaza Drive, Washingtonville, New York (which opened on January 8, 2007), and 999 Bedford Street, Stamford, Connecticut, all of which are leased, and 50 North Church Street, Goshen, New York, which is owned.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to purchases made by the Company of its common stock during the year ended December 31, 2006.

2006 Periods	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under The Program[1]
January 1 to January 31	—	$—	—	300,000
February 1 to February 28	35,000	21.65	35,000	265,000
March 1 to March 31	33,567	21.88	30,000	235,000
April 1 to April 30	—	—	—	235,000
May 1 to May 31	35,555	21.69	30,200	204,800
June 1 to June 30	25,100	21.87	25,100	179,700
July 1 to July 31	3,900	21.88	3,900	175,800
August 1 to August 31	47,400	21.79	47,400	128,400
September 1 to September 30	8,300	21.95	8,300	120,100
October 1 to October 31	—	—	—	120,100
November 1 to November 30	9,000	21.92	9,000	111,100
December 1 to December 31	278,720	24.53	—	111,100
Total	476,542	$23.39	188,900

[1]	The Company announced a common stock repurchase plan of up to 300,000 shares on December 13, 2005, which expired on December 31, 2006.

Market Information and Holders

The Company’s common stock was held of record as of February 28, 2007 by 1,261 registered stockholders and is traded on the NYSE under the symbol “UBH.”

The high and low sales prices for the Company’s common stock, as reported by the NYSE, as adjusted for the 5 percent stock dividend distributed in September 2005, for each quarter of 2006 and 2005 and through February 28, 2007 are as follows:

	2006		2005
	High	Low	High	Low
First Quarter	$23.10	$21.09	$23.40	$20.90
Second Quarter	23.38	21.30	22.96	19.20
Third Quarter	22.96	21.28	23.81	21.17
Fourth Quarter	24.75	21.70	23.09	20.58
First Quarter 2007 through February 28, 2007	$24.06	$22.04

A summary of the Company’s equity compensation plans as of December 31, 2006 is included in Item 12.

Dividends

The Board of Directors of the Company has adopted a policy of paying quarterly cash dividends to holders of its common stock. In 2006, quarterly cash dividends per share were paid as follows: $0.14 to stockholders of record on March 31, June 30, and September 30 and $0.15 to stockholders of record on December 31. In 2005, quarterly cash dividends were paid as follows: $0.13 to stockholders of record on March 31 and June 30, and $0.14 to stockholders of record on September 30 and December 31.

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

Under New York Banking Law, a New York bank may declare and pay dividends not more often than quarterly, and no dividends may be declared, credited, or paid so long as there is any impairment of capital stock. In addition, except with the approval of the New York State Superintendent of Banks, the total of all dividends declared in any year may not exceed the sum of a bank’s net profits for that year and its undistributed net profits for the preceding two years, less any required transfers to surplus. A bank may be required to transfer to surplus up to 10 percent of its net profits in any accounting period if its combined capital stock, surplus, and undivided profit accounts do not equal 10 percent of its net deposit liabilities. At December 31, 2006, the Bank could pay dividends of $62.5 million to the Company without having to obtain prior regulatory approval.

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

NYSE CERTIFICATION

On June 13, 2006, the Company’s Chief Executive Officer submitted his annual certification to the NYSE indicating that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

Performance Graph

The following graph provides a comparison of the annual percentage changes in the cumulative total stockholder return on the Company’s common stock with that of a Peer Group and the Russell 2000 Market Value Index (“Russell 2000 Index”) for the five-year period ended December 31, 2006. The comparison assumes that $100 was invested on December 31, 2001 in the Company’s common stock and in each of the foregoing indices and assumes the reinvestment of all dividends.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
U.S.B. Holding Co., Inc.	$100.00	$117.97	$138.74	$190.78	$178.56	$203.65
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
U.S.B. Holding Peer Group*	100.00	116.99	162.97	197.04	178.62	191.55

*
U.S.B. Holding Peer Group consists of nine banks that trade on major exchanges and are headquartered in New York, New Jersey, or Pennsylvania and have between $2.0 billion and $5.0 billion in total assets. The banks include Community Bank System, Inc., Community Banks, Inc., Harleysville National Corporation, Lakeland Bancorp, Inc., S&T Bancorp, Inc., Signature Bank, Sun Bancorp, Inc., Tompkins Trustco, Inc. and Yardville National Bancorp.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from the table entitled “Selected Financial Data” in the Company’s 2006 Annual Report to Stockholders, page 56.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The information required by this Item is incorporated by reference from the Company’s 2006 Annual Report to Stockholders, beginning on page 56.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from the Company’s 2006 Annual Report to Stockholders, beginning on page 75.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from the Company’s 2006 Annual Report to Stockholders, beginning on page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the SEC. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of December 31, 2006. The principal executive officer and principal financial officer have each concluded, based on their review, that, as of December 31, 2006, the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a- 15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Management Report on Internal Control over Financial Reporting and the related report of the Company’s Independent Registered Public Accounting Firm appear on pages 52 and 54, respectively, of the Company’s 2006 Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Additional information required by Item 10 is incorporated by reference to the information in the Company’s definitive Proxy Statement for its 2007 Annual Stockholders’ Meeting that will be filed with the SEC not later than 120 days after December 31, 2006 (“2007 Proxy Statement”), under the headings “Item 1: Election of Directors,” “Audit Committee Independence,” and “Audit Committee Financial Expert.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in the Company’s 2007 Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Report,” and “Item 1: Election of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
          STOCKHOLDER MATTERS

Information with respect to equity compensation plans as of December 31, 2006 is as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Director plans	681,370	$15.76	332,703
Employee plans	2,587,232	16.85	1,170,017
Equity compensation plans not approved by security holders	—	—	—
Total	3,268,602	$16.62	1,502,720

Additional information required by Item 12 is incorporated by reference to the information in the Company’s 2007 Proxy Statement under the headings “Ownership of Shares by Management” and “Principal Stockholders of the Company.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in the Company’s 2007 Proxy Statement under the headings “Certain Relationships and Transactions with Management” and “Item 1: Election of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the Company’s 2007 Proxy Statement under the heading “Principal Accounting Firm: Fees and Policies.”

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as a Part of this Report:

1. and 2. FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the Company and its subsidiaries are incorporated in Item 8 by reference to the Company’s 2006 Annual Report to Stockholders:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, DECEMBER 31, 2006 AND 2005

CONSOLIDATED STATEMENTS OF INCOME, YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS, YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

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

(10) (d)	Registrant’s Director Stock Option Plan (incorporated herein by reference to Registrant’s 1996 10-K, Exhibit (10)(f)).

(10) (e)	Registrant’s 1998 Director Stock Option Plan (incorporated herein by reference to Registrant’s Form S-8 Registration Statement, filed June 5, 1998 (File No. 333-56169), Exhibit (99.1)).

(10) (f)
Registrant’s Key Employees’ Supplemental Investment Plan, as amended July 1, 1997 and September 1, 1998 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, (File No. 001-12811), Exhibit (10)(j)).

(10) (g)
Registrant’s Key Employees’ Supplemental Diversified Investment Plan dated September 1, 1998 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-12811), Exhibit (10)(k)).

(10) (h)	Registrant’s 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement filed April 16, 1997 (File No. 001-12811)).

(10) (i)
Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (incorporated herein by reference to the Registration Statement on Form S-1 (File No. 33-94128) filed on June 30, 1995, as amended, Exhibit 10.7).

(10) (j)	Registrant’s 2005 Employee Stock Option Plan (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement filed April 28, 2005).

(10) (k)
Form of Employee Stock Option Agreement by and between the Registrant and recipients of stock options granted pursuant to the Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 16, 2005).

(10) (l)	Registrant’s 2005 Director Stock Option Plan (incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement filed April 28, 2005).

(10) (m)
Form of Director Stock Option Agreement by and between the Registrant and recipients of stock options granted pursuant to the Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 16, 2005).

(10) (n)
Registrant’s Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated Effective as of May 19, 1999, and as amended March 20, 2002 (incorporated herein by reference to the Registrant’s 2001 10-K, Exhibit (10)(w)).

(10) (o)
Asset Purchase and Account Assumption Agreement by and between Union State Bank and La Jolla Bank dated May 25, 2000 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit (10)(oo)).

(10) (p)	U.S.B. Holding Co., Inc. Severance Plan dated January 30, 2002 (incorporated herein by reference to Registrant’s 2001 10-K, Exhibit (10)(y)).

(10) (q)
Asset Purchase and Liability Assumption Agreement dated as of June 14, 2002, by and between Union State Bank and Fourth Federal Savings Bank (incorporated herein by reference to Registrant’s 2002 Second Quarter 10-Q, Exhibit (10)(z)).

(10) (r)
U.S.B. Holding Co., Inc. Executive Incentive Bonus Plan as amended February 24, 1999 (incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement filed April 27, 1999 (File No. 002-79734)).

(10) (s)
Amendment No. 2 to the Key Employees’ Supplemental Investment Plan dated September 1, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (“2003 Third Quarter 10-Q”), Exhibit (10)(ab)).

(10) (t)	Amendment No. 1 to the Key Employees’ Diversified Investment Plan dated September 1, 2003 (incorporated herein by reference to the Registrant’s 2003 Third Quarter 10-Q, Exhibit (10)(ac)).

(10) (u)
Amended and restated Key Employees’ Supplemental Investment Plan and Key Employees’ Supplemental Diversified Investment Plan dated November 30, 2005, effective January 1, 2005 (incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”), Exhibit (10)(cc)).

(10) (v)
Amended and restated Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates dated December 13, 2005, effective January 1, 2005 (incorporated herein by reference to Registrant’s 2005 10-K, Exhibit (10)(dd)).

(13)	Registrant’s Annual Report to Stockholders for the year ended December 31, 2006* (portions incorporated herein by reference).

(14) (a)	Business Code of Conduct.*

(14) (b)	Code of Ethics applicable to Financial Officers and the Chief Executive Officer.*

(21)	Subsidiaries of the Registrant.*

(23)	Consent of Deloitte & Touche LLP.*

(31.1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).*

(31.2)	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).*

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2007.

U.S.B. HOLDING CO., INC.

/s/ THOMAS E. HALES
By: Thomas E. Hales, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 13, 2007.

/s/ THOMAS E. HALES	/s/ THOMAS M. BUONAIUTO
Thomas E. Hales, Chairman of the Board, Chief Executive Officer, and Director	Thomas M. Buonaiuto, Executive Vice President, Chief Financial Officer, and Assistant Secretary

/s/ RAYMOND J. CROTTY	/s/ MICHAEL H. FURY
Raymond J. Crotty, President, Chief Operating Officer, Secretary, and Director	Michael H. Fury, Esq., Director

/s/ EDWARD T. LUTZ	/s/ KEVIN J. PLUNKETT
Edward T. Lutz, Director	Kevin J. Plunkett, Esq., Director

/s/ HOWARD V. RUDERMAN	/s/ KENNETH J. TORSOE
Howard V. Ruderman, Director	Kenneth J. Torsoe, Director

Consolidated Statements of Financial Condition
December 31, 2006 and 2005
U.S.B. Holding Co., Inc.

	(000’s, except share data)
	2006	2005
ASSETS
Cash and due from banks	$33,493	$58,635
Federal funds sold	23,600	22,300
Cash and cash equivalents	57,093	80,935
Interest bearing deposits in other banks	175	132
Securities:
Available for sale (at estimated fair value)	431,294	375,990
Held to maturity (estimated fair value of $747,507 as of 2006 and $740,269 as of 2005)	751,948	746,851
Loans, net of allowance for loan losses of $16,034 as of 2006 and $15,164 as of 2005	1,577,386	1,459,820
Premises and equipment, net	13,943	13,762
Accrued interest receivable	22,486	18,184
Federal Home Loan Bank of New York stock	34,523	30,776
Intangible assets, net	2,572	3,826
Goodwill	1,380	1,380
Other assets	30,447	26,570
TOTAL ASSETS	$2,923,247	$2,758,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$294,882	$315,156
Interest bearing deposits	1,601,487	1,532,046
Total deposits	1,896,369	1,847,202
Accrued interest payable	12,274	8,546
Dividend payable	3,285	3,040
Accrued expenses and other liabilities	12,884	11,140
Securities transaction not yet settled	5,000	—
Securities sold under agreements to repurchase	606,206	550,332
Federal Home Loan Bank of New York advances	101,809	71,827
Subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	61,858	61,858
Total liabilities	2,699,685	2,553,945
Minority-interest junior preferred stock of consolidated subsidiary	126	128
Commitments and contingencies (Notes 6 and 16)
Stockholders’ equity:
Preferred stock, no par value
Authorized shares: 10,000,000; no shares outstanding as of 2006 and 2005	—	—
Common stock, $0.01 par value
Authorized shares: 50,000,000
Issued shares: 23,134,075 as of 2006 and 23,120,733 as of 2005	231	231
Additional paid-in capital	212,398	211,686
Retained earnings	40,777	21,654
Treasury stock at cost, 1,232,052 shares as of 2006 and 1,406,928 shares as of 2005	(22,348)	(21,670)
Common stock held for benefit plans	(3,390)	(2,927)
Deferred compensation obligation	3,390	2,927
Accumulated other comprehensive loss	(7,622)	(7,748)
Total stockholders’ equity	223,436	204,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,923,247	$2,758,226

See notes to Consolidated Financial Statements.

Consolidated Statements of Income
Years Ended December 31, 2006, 2005, and 2004
U.S.B. Holding Co., Inc.

	(000’s, except share data)
	2006	2005	2004
INTEREST INCOME:
Interest and fees on loans	$109,498	$98,856	$89,128
Interest on federal funds sold	2,283	2,193	347
Interest and dividends on securities:
U.S. government agencies	39,762	35,466	38,414
Mortgage-backed securities	19,693	16,339	13,469
Obligations of states and political subdivisions	4,321	4,072	3,532
Corporate and other	169	147	120
Interest on deposits in other banks	7	5	6
Dividends on Federal Home Loan Bank of New York stock	1,821	1,455	680
Total interest income	177,554	158,533	145,696
INTEREST EXPENSE:
Interest on deposits	48,592	32,609	24,225
Interest on borrowings	31,307	26,527	29,368
Interest on subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	5,578	4,834	3,968
Total interest expense	85,477	63,970	57,561
NET INTEREST INCOME	92,077	94,563	88,135
Provision for credit losses	1,619	611	3,687
Net interest income after provision for credit losses	90,458	93,952	84,448
NON-INTEREST INCOME:
Service charges and fees	3,309	3,598	4,256
Other income	4,870	3,995	3,542
Gains on securities transactions	431	―	1,199
Gains on sales of loans	—	314	―
Total non-interest income	8,610	7,907	8,997
NON-INTEREST EXPENSES:
Salaries and employee benefits	33,029	33,232	30,858
Occupancy and equipment	7,986	7,759	7,849
Advertising and business development	2,662	2,704	2,622
Professional fees	1,441	1,926	2,796
Communications	1,286	1,218	1,506
Stationery and printing	577	572	646
FDIC insurance	260	276	291
Amortization of intangibles	1,114	1,146	1,126
Other expense	3,780	3,870	3,826
Total non-interest expenses	52,135	52,703	51,520
Income before income taxes	46,933	49,156	41,925
Provision for income taxes	15,376	15,964	13,860
NET INCOME	$31,557	$33,192	$28,065
BASIC EARNINGS PER COMMON SHARE	$1.45	$1.54	$1.31
DILUTED EARNINGS PER COMMON SHARE	$1.39	$1.48	$1.25
WEIGHTED AVERAGE COMMON SHARES	21,747,908	21,606,228	21,407,889
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	22,666,839	22,478,083	22,444,471
DIVIDENDS PER COMMON SHARE	$0.57	$0.54	$0.45

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005, and 2004
U.S.B. Holding Co., Inc.

		(000’s)
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$31,557	$33,192	$28,065
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,619	611	3,687
Depreciation and amortization	3,247	3,433	3,471
Amortization of discounts on securities - net	(255)	(388)	(562)
Deferred income tax benefit, net	(920)	(3,284)	(3,263)
Gains on securities transactions	(431)	—	(1,199)
Gains on sales of loans	—	(314)	—
Gains on insurance proceeds	(267)	—	—
Share-based compensation	1,239	—	—
Income tax benefits from share-based payment arrangements	(3,041)	—	—
Benefit plan liability	31	128	523
Increase in accrued interest receivable	(4,302)	(872)	(1,548)
Increase in accrued interest payable	3,728	1,764	163
Other - net	1,893	6,380	(1,209)
Net cash provided by operating activities	34,098	40,650	28,128
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	47,413	—	105,418
Proceeds from principal paydowns, redemptions and maturities of:
Securities available for sale	52,831	250,984	892,419
Securities held to maturity	26,453	135,568	90,956
Purchases of securities available for sale	(155,415)	(40,871)	(803,699)
Purchases of securities held to maturity	(25,755)	(379,379)	(57,421)
Net (purchases) redemptions of Federal Home Loan Bank of New York stock	(3,747)	359	(541)
Net liabilities assumed in Reliance Bank acquisition	—	—	10,697
Net (increase) decrease in interest bearing deposits in other banks	(43)	202	(284)
Proceeds from sales of loans	—	7,505	—
Net (increase) decrease in loans outstanding, excluding sales of loans	(119,240)	25,814	(51,749)
Insurance proceeds received for fixed assets	397	—	—
Insurance proceeds used to purchase fixed assets	(130)	—	—
Purchases of premises and equipment	(2,090)	(433)	(2,533)
Net cash (used for) provided by investing activities	(179,326)	(251)	183,263
FINANCING ACTIVITIES:
Net (decrease) increase in non-interest bearing deposits, NOW, money market and savings accounts	(82,942)	(25,378)	32,261
Net increase in time deposits, net of withdrawals and maturities	132,109	14,362	26,995
Net (decrease) increase in securities sold under agreements to repurchase - short-term	(61,626)	35,009	(254,309)
Repayment of Federal Home Loan Bank of New York advances - short-term	—	—	(10,500)
Proceeds from securities sold under agreements to repurchase - long-term	210,000	—	75,000
Repayment of securities sold under agreements to repurchase - long-term	(92,500)	(27,000)	(67,000)
Proceeds from Federal Home Loan Bank of New York advances - long-term	100,000	—	—
Repayment of Federal Home Loan Bank of New York advances - long-term	(70,018)	(10,882)	(11,664)
Net proceeds from issuance of corporation-obligated mandatory redeemable capital securities of subsidiary trusts	—	—	9,975
Redemption of junior preferred stock of consolidated subsidiary	2	—	―
Cash dividends paid	(12,434)	(11,659)	(9,579)
Income tax benefits from share-based payment arrangements	3,041	—	—
Proceeds from exercise of common stock options	2,137	4,713	740
Purchases of treasury stock	(6,383)	(3,924)	(5,466)
Net cash provided by (used for) financing activities	121,386	(24,759)	(213,547)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,842)	15,640	(2,156)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	80,935	65,295	67,451
CASH AND CASH EQUIVALENTS, END OF YEAR	$57,093	$80,935	$65,295
Supplemental Disclosures:
Interest paid	$(81,749)	$(62,206)	$(57,398)
Income tax payments	(14,982)	(17,324)	(17,100)
Change in shares held in trust for deferred compensation	(463)	(181)	(419)
Change in deferred compensation obligation	463	181	419
Change in accumulated other comprehensive loss	126	(1,961)	(977)
Non cash purchases of treasury stock related to exercise of stock options	(4,764)	(5,609)	(1,600)
Issuance of treasury stock related to the exercise of stock options	10,469	10,718	2,436
Purchase of held to maturity securities not yet settled	5,000	—	―
Payment for held to maturity securities not yet settled at beginning of period, including interest receivable	—	—	(924)
Transfer of available for sale securities to held to maturity securities	—	—	298,171
Amortization of loss on transfer of available for sale securities to held to maturity securities	(676)	(677)	(310)
Loans acquired in acquisition of Reliance Bank, including interest receivable	—	—	(10,869)
Deposits assumed in acquisition of Reliance Bank, including interest payable	—	—	23,932
Other assets (including intangibles) acquired in acquisition of Reliance Bank, net of other liabilities assumed	—	—	(2,367)

See notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2006, 2005, and 2004
U.S.B. Holding Co., Inc.

	(000’s, except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2004	19,487,790	$209	$159,628	$31,655	$(18,225)	$(2,491)	$2,327	$(4,810)	$168,293
Net income	—	—	—	28,065	—	—	—	—	28,065
Other comprehensive loss: Net unrealized securities loss arising during the year, net of tax benefit and adjustment of effective tax rate of $627	—	—	—	—	—	—	—	(1,164)	(1,164)
Reclassification adjustment of net loss for securities sold, net of tax of $130	—	—	—	—	—	—	—	187	187
Other comprehensive loss	—	—	—	—	—	—	—	(977)	(977)
Total comprehensive income	—	—	—	—	—	—	—	—	27,088
Five percent common stock dividend	1,055,984	10	23,795	(23,805)	—	—	—	—	—
Five percent common stock dividend on treasury stock	(88,324)	—	—	—	—	—	—	—	—
Cash dividends: Common ($0.45 per share)	—	—	—	(9,569)	—	—	—	—	(9,569)
Junior preferred stock	—	—	—	(10)	—	—	—	—	(10)
Common stock options exercised and related tax benefit	221,135	1	484	—	2,436	—	—	—	2,921
Purchases of treasury stock	(329,771)	—	—	—	(7,066)	—	—	—	(7,066)
ESOP shares committed to be released	—	—	259	—	—	130	—	—	389
Deferred compensation obligation	—	—	—	—	—	(419)	419	—	—
Balance at December 31, 2004	20,346,814	220	184,166	26,336	(22,855)	(2,780)	2,746	(5,787)	182,046
Net income	—	—	—	33,192	—	—	—	—	33,192
Other comprehensive loss: Net unrealized securities loss arising during the year, net of tax benefit of $1,056	—	—	—	—	—	—	—	(1,961)	(1,961)
Other comprehensive loss	—	—	—	—	—	—	—	(1,961)	(1,961)
Total comprehensive income	—	—	—	—	—	—	—	—	31,231
Five percent common stock dividend	1,131,266	11	26,204	(26,235)	—	—	—	—	(20)
Five percent common stock dividend on treasury stock	(97,966)	—	—	—	—	—	—	—	—
Cash dividends: Common ($0.54 per share)	—	—	—	(11,629)	—	—	—	—	(11,629)
Junior preferred stock	—	—	—	(10)	—	—	—	—	(10)
Common stock options exercised and related tax benefit	756,225	―	1,534	—	10,718	—	—	—	12,252
Purchases of treasury stock	(422,534)	—	(285)	—	(9,533)	—	—	—	(9,818)
ESOP shares committed to be released	—	—	67	—	—	34	—	—	101
Deferred compensation obligation	—	—	—	—	—	(181)	181	—	—
Balance at December 31, 2005	21,713,805	231	211,686	21,654	(21,670)	(2,927)	2,927	(7,748)	204,153
Net income	—	—	—	31,557	—	—	—	—	31,557
Other comprehensive income: Net unrealized securities gain arising during the year, net of tax of $85	—	—	—	—	—	—	—	159	159
Reclassification adjustment of net gain for securities sold, net of tax of $2	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	—	156	156
Total comprehensive income	—	—	—	—	—	—	—	—	31,713
Adjustment to initially apply Statement of Financial Accounting Standards No. 158, net of tax of $16	—	—	—	—	—	—	—	(30)	(30)
Cash dividends: Common ($0.57 per share)	—	—	—	(12,424)	—	—	—	—	(12,424)
Junior preferred stock	—	—	—	(10)	—	—	—	—	(10)
Common stock options exercised and related tax benefit	664,760	—	2,499	—	10,469	—	—	—	12,968
Compensation cost related to stock options	—	—	1,239	—	—	—	—	—	1,239
Purchases of treasury stock	(476,542)	—	(3,026)	—	(11,147)	—	—	—	(14,173)
Deferred compensation obligation	—	—	—	—	—	(463)	463	—	—
Balance at December 31, 2006	21,902,023	$231	$212,398	$40,777	$(22,348)	$(3,390)	$3,390	$(7,622)	$223,436

See notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

U.S.B. Holding Co., Inc.

Balance sheet information as of December 31, 2004, 2003, and 2002, and income statement information for the years ended December 31, 2003 and 2002 are not covered by the Report of Independent Registered Public Accounting Firm included on page 51. The weighted average common shares outstanding and per common share amounts have been adjusted to reflect all stock dividends and splits.

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

Union State Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, is a New York State chartered full-service commercial bank that was established in 1969. The Bank offers a complete range of community banking services to individuals, municipalities, corporations, and small and medium-size businesses through its 28 retail branches in Rockland, Westchester and Orange Counties (as of January 8, 2007, the Bank’s second Orange County branch opened), and one branch each in Stamford, Connecticut, and New York City, New York. The Bank also has loan production offices located in Rockland County, Westchester County, and Orange County, New York, and Stamford, Connecticut. The Bank’s corporate offices are located in Rockland County. The Bank’s products and services include checking accounts, NOW accounts, money market accounts, savings accounts (passbook and statement), certificates of deposit, retirement accounts, commercial loans, personal loans, residential, construction, home equity (second mortgage) and condominium mortgage loans, consumer loans, credit cards, safe deposit facilities, and other consumer oriented financial services. The Bank also makes available to its customers automated teller machines (ATMs), debit cards, lock-box services, and internet banking.

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

Union State Capital Trust I (“Trust I”), a Delaware business trust, Union State Statutory Trust II (“Trust II”) and USB Statutory Trust III (“Trust III”), both Connecticut business trusts, and Union State Statutory Trust IV (“Trust IV”), a Delaware business trust, were established by the Company in 1997, 2001, 2002, and 2004, respectively. Trust I, Trust II, Trust III, and Trust IV (collectively, the “Trusts”) were established for the purpose of issuing corporation-obligated mandatory redeemable capital securities (“Capital Securities”) and acquiring junior subordinated debt from the Company (see Note 10).

Ad Con, Inc., currently inactive, is a wholly-owned non-bank subsidiary of the Company.

2. ACQUISITIONS

As of the close of business on March 19, 2004, the Bank assumed deposits and acquired certain assets in connection with the acquisition of Reliance Bank. Reliance Bank was closed by the New York Superintendent of Banks, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as Receiver. Reliance Bank, which operated as a one branch bank at 1200 Mamaroneck Avenue, White Plains, New York, became a Bank branch effective immediately after its closing. During February 2005, the Bank closed the Mamaroneck Avenue branch, and the deposits were transferred to the Bank’s Martine Avenue, White Plains branch.

The assumption of deposits and acquisition of certain assets of Reliance Bank has been accounted for as a business combination in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations.” Assets, time deposits, and other liabilities acquired have been recorded at their estimated fair values as of March 19, 2004, and a core deposit intangible of $0.7 million ($0.3 million as of December 31, 2006) was recorded based on a core deposit valuation study. Goodwill of $1.4 million was also recorded. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the core deposit intangible is being amortized over its estimated life of fifteen years, and the goodwill component is tested for impairment annually at year-end. As of December 31, 2006, there was no impairment of goodwill.

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

Basis of Financial Statement Presentation: The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and predominant practices used within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and provision for credit losses. In connection with the determination of the allowance for loan losses and provision for credit losses, management obtains independent appraisals for significant properties for loans that are collateralized by real estate.

Securities: In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company’s asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the Consolidated Statements of Financial Condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss).

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

Derivative Instruments and Hedging Activities: In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities, an Amendment of SFAS 133,” and as further amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively, “SFAS No. 133”), the Company established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized in the statement of financial condition, either as assets or as liabilities, and be measured at fair value. SFAS No. 133 requires that changes in a derivative’s fair value be recognized in current earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying hedges permits changes in the fair value of derivatives to be either offset against the changes in the fair value of the hedged item through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

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

Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is accreted as an adjustment of the loan yield over the life of the related loan.

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

Income Taxes: The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting. Deferred income taxes are based on prevailing statutory regulations. Valuation allowances for deferred tax assets are established when, in management’s judgment, it is more likely than not that such deferred tax assets will not be realized. The Company and its subsidiaries, with the exception of TPNZ, file a consolidated Federal income tax return. The Company and its subsidiaries, with the exception of TPNZ and USB Delaware Inc., file a combined New York State income tax return. The Bank files separate Connecticut State and New York City income tax returns. TPNZ files separate Federal and New York State income tax returns. USB Delaware Inc. is not subject to State of Delaware income tax under current Delaware law.

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

Diluted EPS reflects the potential dilution that could occur if options were exercised and resulted in the issuance of common stock that would then share in the earnings of the Company, reduced by common stock that could be repurchased by the Company with the assumed proceeds of such exercise and related tax benefit. Diluted EPS is based on net income available to common stockholders divided by the weighted average number of common shares outstanding and common equivalent shares (“adjusted weighted average common shares”). Stock options granted but not yet exercised under the Company’s stock option plans are considered common stock equivalents for diluted EPS calculations.

Accounting for Share-Based Payment: SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) was revised in December 2004 by SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”) to require accounting for share-based compensation using a fair value based method in the financial statements for the first interim or reporting period beginning after June 15, 2005. Under the SFAS No. 123R transition method, compensation cost is recognized, net of estimated forfeitures, for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Prior to SFAS No. 123R, forfeitures were recorded as they occurred. The Company applied SFAS No. 123R beginning January 1, 2006 under the modified prospective method. Accordingly, prior period amounts have not been restated.

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

For the year ended December 31, 2006, the adoption of SFAS No. 123R resulted in stock-based compensation expense of $1.2 million, a decrease in net income of $0.8 million, a decrease in basic earnings per common share of $0.04, and a decrease in diluted earnings per common share of $0.04. The income tax benefit related to the stock-based compensation cost for the year ended December 31, 2006 was $0.4 million. For the years ended December 31, 2006 and 2005, $2.1 million and $4.7 million, respectively, was received from the exercise of stock options and $3.0 million and $1.6 million was realized as income tax deductions from the exercise of stock options, respectively.

As of December 31, 2006, there was $4.0 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. The cost is expected to be recognized over thirty-six months. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options’ vesting period.

The following weighted average assumptions were used for the director and employee stock option plans for the year ended December 31, 2006 for stock-based compensation expense:

Year Ended
Director Plan Assumptions:	December 31, 2006
Expected stock price volatility	32.22%
Risk-free interest rate	4.56%
Expected dividend yield	2.51%
Expected annual forfeitures	1.35%
Expected life (in years)	7.75

Employee Plan Assumptions:
Expected stock price volatility	30.26%
Risk-free interest rate	4.82%
Expected dividend yield	2.43%
Expected annual forfeitures	1.29%
Expected life (in years)	6.97

The following table compares the Company’s net income and basic and diluted earnings per common share, as reported, to the pro forma results as if the fair value method of accounting for options prescribed by SFAS No. 123 had been applied for the years ended December 31, 2005 and 2004. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized as pro forma compensation expense over the options’ vesting period.

	(000’s, except share data)
	Years Ended December 31,
	2005	2004
Net income, as reported	$33,192	$28,065
Less preferred stock dividends	10	10
Less total stock-based compensation expense determined under the fair value based method for all awards, net of tax	2,219	2,910
Pro forma net income available to common stockholders	$30,963	$25,145
Earnings per common share:
Basic - as reported	$1.54	$1.31
Basic - pro forma	1.43	1.17

Diluted - as reported	$1.48	$1.25
Diluted - pro forma	1.38	1.12

The following weighted average assumptions for pro forma stock-based compensation expense were used for the director and employee stock option plans for the years ended December 31, 2005 and 2004:

	Years Ended
	December 31,
Director Plan Assumptions:	2005	2004
Expected stock price volatility	34.89%	40.25%
Risk-free interest rate	3.99%	3.34%
Expected dividend yield	2.42%	2.16%
Expected annual forfeitures	N/A	N/A
Expected Life (in years)	7.67	7.63

	Years Ended
	December 31,
Employee Plan Assumptions:	2005	2004
Expected stock price volatility	34.00%	39.77%
Risk-free interest rate	4.07%	3.60%
Expected dividend yield	2.60%	2.00%
Expected annual forfeitures	N/A	N/A
Expected Life (in years)	7.32	8.50

N/A: Prior to adopting SFAS No. 123R, forfeitures were recorded as they occurred.

Reporting Comprehensive Income: Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by and distributions to owners.

The Company’s comprehensive income for the years ended December 31, 2006, 2005, and 2004 are presented as part of the Consolidated Statements of Changes in Stockholders’ Equity.

Goodwill and Other Intangible Assets: SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires, among other things, amortization of intangibles over the estimated useful lives and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires an annual impairment test of goodwill.

At December 31, 2006, core deposit intangible assets, net of accumulated amortization, acquired in connection with bank and branch acquisitions were $2.2 million and $0.3 million, and are being amortized over eight year and fifteen year periods, respectively, the estimated life of the deposits assumed. In addition, there is $0.1 million of intangible assets related to a favorable lease acquired. The annual amortization expense for the remaining life of all intangibles will vary throughout the amortization periods. The maximum amount of amortization will be $1.1 million during such periods. Gross intangible assets related to bank and branch acquisitions and a favorable lease were $9.0 million at both December 31, 2006 and 2005, and accumulated amortization on such intangible assets was $6.5 million and $5.3 million at December 31, 2006 and 2005, respectively. At December 31, 2006, goodwill recorded totaled $1.4 million.

Accounting for Exchanges of Nonmonetary Assets: In December 2004, the FASB issued SFAS No. 153, “Accounting for Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 on January 1, 2006 did not have any impact on its Consolidated Financial Statements.

Other-Than-Temporary Impairment: In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

This FSP nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP amends SFAS No. 115. The FSP is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP Nos. 115-1 and FAS 124-1 on January 1, 2006 did not have a material impact on its Consolidated Financial Statements.

Accounting for Uncertainty in Income Tax Positions: In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring income tax positions, for financial statement purposes. FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before an income tax benefit can be recognized in the consolidated financial statements. To meet this threshold, a company must determine that, upon examination by the taxing authority, the income tax position is more likely than not to be sustained based on the technical merits of the position. Once the recognition threshold has been met, a company is required to recognize the largest amount of income tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s Consolidated Financial Statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan, which is measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its statement of financial position; recognize changes in that funded status in the year in which the changes occur through comprehensive income; and measure the defined benefit plan assets and obligations as of the date of its year-end statement of financial position.

SFAS No. 158 also requires additional disclosures related to net actuarial gains or losses, prior service costs or credits and transition assets or obligations and their impact on comprehensive income and net periodic benefit cost. SFAS No. 158 does not change how an employer measures plan assets and benefit obligations as of the date of its statement of financial condition or how it determines the amount of net periodic benefit cost. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure defined benefit plan assets and obligations as of the date of an employers’ year-end statement of financial condition is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006. The adoption of SFAS No. 158 did not have a material impact on the Company’s Consolidated Financial Statements. For more information, see Note 17 to the Notes to the Consolidated Financial Statements.

Pending Accounting Pronouncement - Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. A fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the impact that the adoption of SFAS No. 157 will have on the Company’s Consolidated Financial Statements.

Pending Accounting Pronouncement - Accounting for Servicing Assets: In September 2006, the FASB issued SFAS No 156 “Accounting for Servicing of Financial Assets” (“SFAS No 156”). SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract. The servicing assets or servicing liabilities must be initially measured at fair value, if practicable.

SFAS No 156 also allows an entity to choose the amortization method or the fair value measurement when subsequently measuring its servicing assets and servicing liabilities. The amortization method allows a company to amortize its servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and requires the assessment of those servicing assets or servicing liabilities for impairment or increased obligation on the basis of fair value at each reporting date. The fair value measurement method allows companies to measure servicing assets or servicing liabilities at fair value on each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS No. 156 is effective in fiscal periods beginning after September 15, 2006. The Company’s adoption of SFAS No. 156 on January 1, 2007 did not have any impact on its Consolidated Financial Statements.

Pending Accounting Pronouncement - The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment to FASB Statement No. 115” (“SFAS No. 159”), which permits companies to choose to measure eligible items at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is in the process of evaluating the effects of choosing to measure eligible items at fair value under SFAS No. 159.

Consolidated Statements of Cash Flows: For purposes of presenting the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, as well as federal funds sold.

4. SECURITIES

A summary of the amortized cost, related gross unrealized gains and losses, and estimated fair value of securities at December 31, 2006 and 2005 is as follows:

	(000's)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
Available for Sale:
U.S. government agencies	$72,927	$—	$1,027	$71,900
Mortgage-backed securities	361,904	2,027	4,932	358,999
Obligations of states and political subdivisions	230	12	—	242
Corporate securities	109	44	—	153
Total securities available for sale	$435,170	$2,083	$5,959	$431,294
Held to Maturity:
U.S. government agencies	$639,846	$178	$6,033	$633,991
Obligations of states and political subdivisions	112,102	1,800	386	113,516
Total securities held to maturity	$751,948	$1,978	$6,419	$747,507

	(000's)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
Available for Sale:
U.S. government agencies	$72,921	$—	$1,616	$71,305
Mortgage-backed securities	306,166	2,053	3,930	304,289
Obligations of states and political subdivisions	230	17	—	247
Corporate securities	115	34	—	149
Total securities available for sale	$379,432	$2,104	$5,546	$375,990
Held to Maturity:
U.S. government agencies	$639,111	$31	$8,702	$630,440
Obligations of states and political subdivisions	107,740	2,470	381	109,829
Total securities held to maturity	$746,851	$2,501	$9,083	$740,269

During the year ended December 31, 2006 and 2004, gross realized gains from sales of available for sale securities were $431,000 and $1,199,000, respectively. There were no gross realized losses during the years ended December 31, 2006 and 2004. In addition, there were no gross realized gains or losses during the year ended December 31, 2005.

The following tables present the amortized costs of securities at December 31, 2006, distributed based on contractual maturity or earlier call date for securities expected to be called and weighted average yields computed on a tax equivalent basis. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties, and due to monthly principal payments and prepayments for mortgage-backed securities, which are distributed to a maturity category based on estimated average lives.

Maturities of Securities Available for Sale

	(000’s, except percentages)
		Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years		Total
	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield
U.S. government agencies - Fixed rate	$—	—%	$—	—%	$72,927	5.75%	$—	—%	$72,927	5.75%
Mortgage-backed securities:
Fixed rate	193	5.03	190,660	5.23	58,697	4.87	510	5.51	250,060	5.15
Adjustable rate	1,946	6.64	15,886	6.55	17,563	6.62	76,449	6.75	111,844	6.70
Obligations of states and political subdivisions - Fixed rate	—	—	230	8.48	—	—	—	—	230	8.48
Other	—	—	—	—	—	—	109	3.31	109	3.31
Total securities available for sale	$2,139	6.49%	$206,776	5.34%	$149,187	5.51%	$77,068	6.74%	$435,170	5.65%
Estimated fair value	$2,148		$204,447		$146,231		$78,468		$431,294

Maturities of Securities Held to Maturity

	(000’s, except percentages)
		Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years		Total
	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield	Amt.	Weighted Average Yield
U.S. government agencies - Fixed rate	$34,996	4.56%	$9,992	5.03%	$482,926	5.62%	$111,932	5.27%	$639,846	5.49%
Obligations of states and political subdivisions - Fixed rate	30,928	5.37	1,628	6.77	35,792	6.76	43,754	5.75	112,102	5.98
Total securities held to maturity	$65,924	4.94%	$11,620	5.27%	$518,718	5.70%	$155,686	5.40%	$751,948	5.56%
Estimated fair value	$65,702		$11,616		$514,637		$155,552		$747,507

Available for sale and held to maturity qualified obligations of states and political subdivisions, in the above tables, are not subject to Federal income tax.

Securities having a total carrying amount of approximately $936.7 million at December 31, 2006 were pledged to secure public deposits, as required or permitted by law, letters of credit, and securities sold under agreements to repurchase transactions.

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

Management does not intend to sell these securities. The net unrealized loss on the transferred securities at December 31, 2006 was $5.1 million, net of taxes.

As of December 31, 2006, the security portfolio had gross unrealized losses of $12.4 million, of which $6.0 million and $6.4 million were related to available for sale securities and held to maturity securities, respectively.

A summary of gross unrealized losses on securities that are not other-than-temporarily impaired, which have been in a continuous unrealizable loss position for less than 12 months and for 12 months or longer, as of December 31, 2006 and 2005, is as follows:

Securities in an Unrealized Loss Position that are not Other-Than-Temporarily Impaired

December 31, 2006	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$120,536	$511	$406,325	$6,549	$526,861	$7,060
Mortgage-backed securities	6,550	22	145,583	4,910	152,133	4,932
Obligations of states and political subdivisions	41,195	148	8,914	238	50,109	386
Total temporarily impaired securities	$168,281	$681	$560,822	$11,697	$729,103	$12,378

December 31, 2005	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$594,442	$7,381	$91,977	$2,937	$686,419	$10,318
Mortgage-backed securities	116,585	2,349	49,274	1,581	165,859	3,930
Obligations of states and political subdivisions	36,850	164	6,190	217	43,040	381
Total temporarily impaired securities	$747,877	$9,894	$147,441	$4,735	$895,318	$14,629

The Company’s U.S. government agency and mortgage-backed securities that are in an unrealized loss position at December 31, 2006 and 2005 are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At December 31, 2006 and 2005, approximately $14.4 million and $5.3 million, respectively, of issuances are not rated, substantially all of which are bond or tax anticipation notes from local municipalities.

At December 31, 2006, the number of securities in an unrealized loss position included 17 U.S. government agencies, 29 mortgage-backed securities, and 107 obligations of states and political subdivisions. At December 31, 2005, the number of securities in an unrealized loss position included 23 U.S. government agencies, 23 mortgage-backed securities, and 102 obligations of states and political subdivisions.

The temporary impairment on securities of less than 12 months and 12 months or more at December 31, 2006 and 2005 is due to the higher interest rate environment as compared to the periods in which the securities were initially purchased. The higher interest rates at December 31, 2006 and 2005 resulted in a decline in the market value of the securities. The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment. Management does not consider the temporary impairment of the securities to be severe due to the high credit quality or insurance provided by private insurance companies, and the intent and ability of the Company to hold such securities until a forecasted recovery or maturity occurs.

5. LOANS

Major classifications of loans at December 31 are as follows:

	(000’s)
	2006	2005	2004	2003	2002
Time and demand loans	$140,416	$147,734	$165,884	$139,018	$132,199
Installment loans	28,621	7,248	7,802	8,570	10,174
Credit card	7,444	6,769	6,400	5,631	5,760
Real estate loans
- Commercial	572,622	586,073	594,167	615,061	568,894
- Residential	293,370	277,211	248,667	238,707	230,267
- Construction and land development	465,463	366,457	401,802	381,107	348,151
- Home equity	82,452	83,782	80,199	60,539	55,190
Other	5,280	2,538	6,869	4,934	4,017
Gross loans	1,595,668	1,477,812	1,511,790	1,453,567	1,354,652
Deferred net loan commitment fees	(2,248)	(2,828)	(3,692)	(4,887)	(4,211)
Total loans	1,593,420	1,474,984	1,508,098	1,448,680	1,350,441
Allowance for loan losses	(16,034)	(15,164)	(15,226)	(14,757)	(14,168)
Total loans, net	$1,577,386	$1,459,820	$1,492,872	$1,433,923	$1,336,273

Balance sheet information as of December 31, 2004, 2003, and 2002, and income statement information for the years ended December 31, 2003 and 2002 are not covered by the Report of Independent Registered Public Accounting Firm included on page 51.

At December 31, 2006 and 2005, there were no loans or commitments to close loans that were held for sale. The Bank sold $7.2 million of residential mortgages to Freddie Mac during 2005. The transaction resulted in gains on sales of loans of $0.3 million. No loans were sold during 2006 and 2004.

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

An analysis of the allowance for loan losses and reserve for unfunded loan commitments and standby letters of credit for the years ended December 31 is as follows:

		(000’s, except percentages)
	2006	2005	2004	2003	2002
Total loans	$1,593,420	$1,474,984	$1,508,098	$1,448,680	$1,350,441
Net loans outstanding at year end	1,577,386	1,459,820	1,492,872	1,433,923	1,336,273
Average net loans outstanding during the year	1,498,166	1,483,093	1,475,462	1,391,689	1,245,697
Allowance for loan losses:
Balance at beginning of the year	$15,164	$15,226	$14,757	$14,168	$12,412
Provision for credit losses charged to expense	1,619	611	3,687	2,513	4,109
Reclassification of provision for credit losses related to unfunded loan commitments and standby letters of credit, and classified as other liabilities	55	(564)	(6)	(39)	(161)
	16,838	15,273	18,438	16,642	16,360
Charge-offs and recoveries during the year:
Charge-offs:
Real estate	(436)	—	(3,179)	(1,783)	(1,352)
Time and demand	(9)	—	—	—	(43)
Installment	(408)	(243)	(130)	(249)	(839)
Recoveries:
Real estate	—	59	—	72	—
Installment	49	75	97	75	42
Net charge-offs during the year	(804)	(109)	(3,212)	(1,885)	(2,192)
Balance at year end	$16,034	$15,164	$15,226	$14,757	$14,168
Reserve for unfunded loan commitments and standby letters of credit	$1,051	$1,106	$542	$536	$497
Ratio of net charge-offs to average net loans outstanding during the year	0.05%	0.01%	0.22%	0.14%	0.18%
Ratio of allowance for loan losses to total loans outstanding at year end	1.01%	1.03%	1.01%	1.02%	1.05%
Ratio of provision for credit losses to net charge-offs (times)	2.01	5.61	1.15	1.33	1.87

A summary of the Company’s nonaccrual and restructured loans, OREO, and related interest income not recorded on nonaccrual loans as of and for the years ended December 31 is as follows:

		(000’s, except percentages)
	2006	2005	2004	2003	2002
Nonaccrual loans at year end	$9,820	$8,977	$1,648	$6,130	$12,484
OREO at year end	—	—	—	—	34
Restructured loans at year end	126	132	137	142	147
Additional interest income that would have been recorded if these borrowers had complied with contractual loan terms	383	331	157	404	895
Non-performing assets to total assets at year end	0.34%	0.33%	0.06%	0.21%	0.49%

Substantially all of the nonaccruing loans are collateralized by real estate. At December 31, 2006, loans that were not on nonaccrual status that management believes were potential problem loans that may result in their being placed on nonaccrual status in the near future totaled $1.4 million. Accruing loans that are contractually past due 90 days or more at December 31, 2006 are immaterial. Total interest income on nonaccrual loans that would have been recorded if borrowers had complied with contractual loan terms for the years ended December 31, 2006 and 2005 was $815,000 and $336,000, compared to actual interest income reported with respect to such loans of $432,000 and $5,000, respectively.

At December 31, 2006 and 2005, the recorded investment in loans that are considered to be impaired approximated $9.2 million and $16.0 million, of which $9.2 million and $8.7 million were in nonaccrual status, respectively. The average recorded investment in impaired loans for the years ended December 31, 2006, 2005, and 2004 was approximately $14.1 million, $11.4 million, and $4.3 million, respectively. For the years ended December 31, 2006, 2005, and 2004 interest income recognized by the Company on impaired loans was not material.

As applicable, each impaired loan has a related allowance for loan losses. As of December 31, 2006, impaired and nonaccrual loans primarily consisted of two customer relationships. As of December 31, 2006, the loans related to one customer relationship aggregating $1.8 million have been placed on nonaccrual status as a result of a real estate construction project experiencing unexpected delays in completing the construction. A specific allowance for loan loss allocated to these impaired loans was $0.7 million at December 31, 2006. The loans related to another customer relationship aggregating $7.3 million of commercial loans as of December 31, 2006 involve problems with sources of repayment from operating cash flows. No specific allowance for loan loss was allocated to these impaired loans due to the market value of the real estate collateral. The loans in both customers’ relationships are also supported by personal guarantees.

In November 2000, the Company reclassified a real estate construction loan held by the Bank’s wholly owned subsidiary, Dutch Hill Realty Corp. (the “Dutch Hill Loan”) in the amount of $19.7 million as a non-performing asset and placed the loan on nonaccrual status. As of February 2005, all 83 condominium units in the project have been sold and the remaining loan balance, net of charge-offs, had been paid in full.

In November 2004, Dutch Hill Realty Corp. received an unfavorable ruling from the Superior Court of New Jersey in connection with the foreclosure action of two collateral security mortgages on New Jersey properties that partially collateralized the Dutch Hill Loan. The court had also voided the personal guarantees of one of the principals. Dutch Hill Realty Corp. appealed the unfavorable ruling by the Superior Court of New Jersey.

In December 2006, Dutch Hill Realty Corp. received a favorable ruling by the Superior Court of New Jersey Appellate Division on the appeal. Dutch Hill Realty Corp. is vigorously pursuing collection of the charged-off real estate construction loans. Any recovery as a result of the appeal will be recorded when and if realized.

A summary of impaired loans by loan type and loan amount measured by both present value of expected cash flows and fair value of collateral at December 31 is as follows:

	(000’s)
	2006		2005
	Present Value	Fair Value	Present Value	Fair Value
	Method of Expected	Method of	Method of Expected	Method of
	Cash Flows	Collateral	Cash Flows	Collateral
Real estate - commercial	$—	$3,697	$4,730	$11,280
Business Loans - commercial	—	5,488	—	—
Totals	$—	$9,185	$4,730	$11,280

6. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

	(000’s)
	2006	2005
Land	$4,332	$4,190
Buildings	10,117	10,603
Leasehold improvements	95	141
Furniture, fixtures and equipment	6,649	6,956
Subtotal	21,193	21,890
Accumulated depreciation and amortization	(7,250)	(8,128)
Premises and equipment, net	$13,943	$13,762

The Bank leases certain premises and equipment under noncancellable operating leases. Certain of these lease agreements provide for periodic increases in annual rental payments based on current price indices, renewal options for varying periods and purchase options at amounts that are expected to approximate the fair values of the related assets at the dates the options are exercisable.

Rent expense for premises and equipment was $1,366,000 in 2006, $1,141,000 in 2005, and $1,181,000 in 2004. Amortization of leasehold improvements and depreciation expense for buildings, furniture, fixtures, and equipment was $2,039,000 in 2006, $2,287,000 in 2005, and $2,345,000 in 2004.

The Bank leases a portion of its owned properties to tenants under operating leases and recorded rental income of $288,000 in 2006, $259,000 in 2005, and $263,000 in 2004.

As of December 31, 2006 future minimum lease payments are as follows:

Years Ending December 31,	(000’s)
2007	$1,279
2008	1,222
2009	1,032
2010	742
2011	105
After 2011	326
Total minimum lease payments	$4,706

As of December 31, 2006 future minimum lease receipts are as follows:

Years Ending December 31,	(000’s)
2007	$283
2008	109
2009	100
2010	—
2011	—
Total minimum lease receipts	$492

7. DEPOSITS

A summary of deposits at December 31 is as follows:

	(000’s)
	2006	2005
Non-interest bearing deposits:
Individuals, partnerships, and corporations	$269,468	$294,350
Certified and official checks	14,753	10,499
States and political subdivisions	10,661	10,307
Total non-interest bearing deposits	294,882	315,156
Interest bearing deposits:
NOW accounts	110,386	117,512
Money market accounts	139,052	134,711
Savings deposits	370,034	440,299
States and political subdivisions - NOW, money market, and savings deposits	81,827	71,445
Time deposits of individuals, partnerships, corporations	592,670	510,533
Brokered time deposits	54,000	49,499
States and political subdivisions - time deposits	161,660	119,170
IRAs and Keoghs	91,858	88,877
Total interest bearing deposits	1,601,487	1,532,046
Total deposits	$1,896,369	$1,847,202

Time deposits, including IRAs and Keoghs, time deposits of states and political subdivisions, and brokered time deposits, classified by time remaining to maturity for each of the five years following December 31, 2006 are as follows:

(000’s)
Less than 12 months	$807,539
Over 12 months through 24 months	44,426
Over 24 months through 36 months	28,091
Over 36 months through 48 months	14,621
Over 48 months through 60 months	5,511
Total	$900,188

At December 31, 2006 and 2005, time deposits of $100,000 or more totaled $407,076,000 and $307,283,000, respectively. At December 31, 2006, such deposits of $100,000 or more classified by time remaining to maturity were as follows:

(000’s)
3 months or less	$222,789
Over 3 months through 6 months	128,802
Over 6 months through 12 months	16,810
Over 12 months	38,675
Total	$407,076

8. INCOME TAXES

The components of the provision for income taxes for the years ended December 31 are as follows:

	(000’s)
	2006	2005	2004
Federal:
Current	$15,883	$18,791	$16,861
Deferred	(1,034)	(3,356)	(3,658)
	14,849	15,435	13,203
State:
Current	527	529	262
Deferred	(720)	(373)	(687)
Valuation allowance	720	373	1,082
	527	529	657
Total	$15,376	$15,964	$13,860

The income tax provision includes income taxes related to both gains on securities transactions and sales of loans of approximately $150,000, $110,000, and $420,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

The income tax effects of temporary differences that give rise to the significant portions of the cumulative deferred tax asset, net at December 31, 2006 and 2005 are as follows:

	(000’s)
	2006	2005
Allowance for loan losses and reserve for unfunded loan commitments and standby letters of credit	$6,983	$6,650
Fair value adjustment, securities	4,087	4,172
Deferred compensation and benefit plan expenses	3,333	2,990
Depreciation and other, net	1,877	1,486
Sale of loans to subsidiary	1,011	873
Deferred net loan commitment fees	919	1,156
Vesting of non-qualified stock option grants	436	—
State deferred tax asset valuation allowance, net of Federal tax Benefit	(2,419)	(1,951)
Total deferred tax asset, net	$16,227	$15,376

The deferred tax asset, net is recorded as a component of other assets in the Consolidated Statements of Financial Condition.

The Company has a net operating loss carry forward (“NOL”) for New York State tax purposes of $4.9 million, of which a portion begins to expire in 2025. The income tax effect of such NOL is included in Depreciation and other, net. The income tax effect on the fair value adjustment of available for sale securities and the income tax effect on securities transferred at fair value from available for sale to held to maturity are components of accumulated other comprehensive income (loss).

As a result of a reduction in taxable income for New York State tax purposes, the Company has established a valuation allowance to reduce the State deferred tax asset to the amount that management believes will more likely than not be realized. As of December 31, 2006 and December 31, 2005, the New York State deferred tax asset, net of New York State deferred tax liabilities, is fully reserved by the valuation allowance.

The following is a reconciliation of the statutory Federal income tax rate to the effective income tax rate as a percentage of income before taxes for the years ended
December 31:

	2006	2005	2004
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Interest on tax exempt obligations of states and political subdivisions	(2.7)	(2.6)	(2.6)
State income taxes (benefit), net of Federal tax benefit	(0.3)	0.2	(0.7)
Valuation allowance	1.0	0.5	1.7
Other	(0.2)	(0.6)	(0.3)
Effective tax rate	32.8%	32.5%	33.1%

The Company is under continuous examination by various tax authorities in jurisdictions in which the Company has significant business operations. During the 2005 first quarter, the Company completed a tax examination by the Internal Revenue Service for the tax year ended December 31, 2002. The examination resulted in a $0.6 million adjustment to taxable income that was subsequently taken as a deduction of taxable income on the 2004 Federal income tax return. The Company is currently under examination by the New York State Tax Department for the tax years 2003, 2004, and 2005.

The Company regularly evaluates the likelihood of additional assessments by the tax authorities resulting from examinations. Income tax reserves of $0.5 million have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Income tax reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of tax matters could have an impact on the Company’s effective income tax rate.

The Company adopted FIN No. 48 on January 1, 2007. Based on management’s evaluation of uncertain income tax positions under FIN No. 48, an estimated reserve between $0.4 million and $0.6 million will be needed for uncertain income tax positions.

9. BORROWINGS AND LONG-TERM DEBT

Balance sheet information as of December 31, 2004 is not covered by the Report of Independent Registered Public Accounting Firm included on page 51.

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

At December 31, 2006, the Bank had short-term repurchase agreements with customers of $0.7 million at a weighted average interest rate of 3.83 percent, which were collateralized by securities with an aggregate carrying value and estimated fair value of $0.7 million. At December 31, 2006, the Bank had no short-term repurchase agreements with the FHLB. At December 31, 2005, the Bank had short-term repurchase agreements with the FHLB of $61.0 million at a weighted average interest rate of 4.17 percent. These short-term borrowings were collateralized by securities with an aggregate carrying value and estimated fair value of $71.7 million and $70.9 million, respectively. At December 31, 2005, the Bank also had short-term repurchase agreements with customers of $1.3 million at a weighted average interest rate of 3.31 percent, which were collateralized by securities with an aggregate carrying value and estimated fair value of $1.4 million. The Bank did not have any short-term repurchase agreements outstanding with primary investment firms at December 31, 2006 and December 31, 2005.

Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $90.0 million. At December 31, 2006 and 2005, the Bank had no federal funds purchased balances outstanding.

Short-term FHLB advances are borrowings with original maturities between one and 365 days. There were no short-term advances outstanding with the FHLB at December 31, 2006 and December 31, 2005.

Additional information with respect to short-term borrowings for the three years ended December 31, 2006, 2005, and 2004 is presented in the following table.

	(000’s, except percentages)
Short-Term Borrowings	2006	2005	2004
Balance at December 31	$706	$62,331	$27,323
Average balance outstanding	$35,465	$13,044	$165,140
Weighted average interest rate
As of December 31	3.83%	4.15%	2.09%
Paid during the year	4.71%	3.06%	1.47%

The Bank has long-term borrowings, which have original maturities of over one year, of $605.5 million and $488.0 million of securities sold under agreements to repurchase as of December 31, 2006 and 2005, respectively. At both December 31, 2006 and 2005, these borrowings have an original term of ten years at interest rates between 2.53 percent to 6.08 percent that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. As of December 31, 2006 and 2005, these borrowings were collateralized by securities with an aggregate carrying value of $653.8 million and $497.8 million, and an estimated fair value of $650.8 million and $495.1 million, respectively.

At December 31, 2006, long-term FHLB advances totaled $101.8 million at interest rates between 4.05 percent to 5.99 percent, compared with $71.8 million at December 31, 2005, at interest rates between 4.55 percent to 5.99 percent. Advances at December 31, 2006 include $1.8 million of amortizing advances having scheduled periodic payments and $100.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. Advances at December 31, 2005 include $1.8 million of amortizing advances having scheduled periodic payments, and $70.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. At December 31, 2006 and 2005, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain residential mortgage loans having an aggregate book value of $125.6 million and $88.3 million, respectively.

The borrowings/advances may not be repaid by the Bank prior to the scheduled/repurchase payment dates without penalty. The maximum amount of total borrowings outstanding at any month end period during the years ended December 31, 2006, 2005, and 2004 were $736.4 million, $697.8 million, and $926.2 million, respectively. At December 31, 2006, the Bank had sufficient collateral available to borrow approximately $430.3 million under additional collateralized transactions through securities sold under agreements to repurchase and FHLB advances.

At both December 31, 2006 and 2005, a $20.0 million FHLB letter of credit was used as collateral for a New York State governmental deposit. The FHLB letter of credit was collateralized by a pledge to the FHLB of residential mortgage loans at December 31, 2006 and 2005 having an aggregate book value of $24.7 million and $25.1 million, respectively.

At December 31, 2006 and 2005, the Bank held 345,227 shares and 307,764 shares of capital stock of the FHLB with a carrying value of $34.5 million and $30.8 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits the Bank’s borrowings to an aggregate of 50 percent of total assets upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at December 31, 2006, with comparative totals for December 31, 2005 and 2004 is as follows:

	(000’s, except percentages)
Long-Term Borrowings	Within 1 Year	After 1 But Within 5 Years	After 5 Years	2006 Total	2005 Total	2004 Total
Contractual Payment Date:
Total long-term borrowings	$30,020	$194,592	$482,697	$707,309	$559,828	$597,709
Weighted average interest rate	5.63%	5.39%	4.01%	4.46%	4.37%	4.33%
Expected Call Date:
Total long-term borrowings	$180,521	$265,092	$261,696	$707,309	$559,828	$597,709
Weighted average interest rate	4.04%	4.64%	4.56%	4.46%	4.37%	4.33%

10. SUBORDINATED DEBT ISSUED IN CONNECTION WITH CORPORATION-OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

The Company has issued $61.9 million of junior subordinated debt in connection with the issuance of $61.9 million of Capital Securities. In accordance with FIN No. 46R, the Company has deconsolidated its investment in the Trusts, which have issued the Capital Securities. The Consolidated Financial Statements reflect junior subordinated debt issued in connection with the Capital Securities (“subordinated debt”), along with the Company’s investment in common equity of the Trusts. A description of the terms of each issuance of Capital Securities and related subordinated debt (which terms are substantially identical to the related Capital Securities) is discussed below.

On February 5, 1997, the Company completed its first issuance of subordinated debt in connection with the issuance of Capital Securities totaling $20.6 million that raised $20.0 million of regulatory capital ($18.8 million net proceeds after issuance costs). The 9.58 percent Capital Securities, due February 1, 2027, were issued by Trust I, a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust I advanced the proceeds to the Company by purchasing 9.58 percent subordinated debt of the Company. The Capital Securities and related subordinated debt can be redeemed as of February 1, 2007, and thereafter at a premium which reduces over a ten year period. Dividends and interest are paid semi-annually in February and August.

On July 31, 2001, the Company completed its second issuance of subordinated debt in connection with the issuance of Capital Securities totaling $20.6 million that raised an additional $20.0 million of regulatory capital ($19.4 million net proceeds after issuance costs). These Capital Securities and related subordinated debt pay dividends and interest on a floating rate basis at a rate equal to three month LIBOR plus 358 basis points (current rate as of December 31, 2006 of 8.96 percent), which resets in October, January, April, and July of each calendar year. These Capital Securities, due July 31, 2031, were issued by Trust II, a Connecticut business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust II advanced the proceeds to the Company by purchasing subordinated debt of the Company. These Capital Securities and related subordinated debt may be redeemed as of July 31, 2006, and thereafter at a premium which reduces over a five year period. Dividends and interest are paid quarterly in October, January, April, and July.

On June 26, 2002, the Company completed its third issuance of subordinated debt in connection with the issuance of Capital Securities totaling $10.3 million that raised $10.0 million of regulatory capital (approximately $9.7 million net proceeds after issuance costs). These Capital Securities and related subordinated debt pay dividends and interest on a floating rate basis, based on three month LIBOR plus 345 basis points (current rate as of December 31, 2006 of 8.82 percent), which resets in September, December, March, and June of each calendar year. These Capital Securities, which are due June 26, 2032, were issued by Trust III, a Connecticut business trust that was formed by the Company solely to issue these Capital Securities and related common stock. Trust III advanced the proceeds to the Company by purchasing subordinated debt of the Company. These Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until June 26, 2007 at par. Dividends and interest are paid quarterly in September, December, March, and June.

On March 25, 2004, the Company completed its fourth issuance of subordinated debt in connection with the issuance of Capital Securities totaling $10.3 million that raised $10.0 million of regulatory capital ($9,975,000 net proceeds after issuance costs). These Capital Securities and related subordinated debt pay dividends and interest on a floating rate basis at a rate equal to three month LIBOR plus 280 basis points (current rate as of December 31, 2006 of 8.17 percent), which resets in April, July, October, and January of each calendar year. These Capital Securities, due April 6, 2034, were issued by Trust IV, a Delaware business trust that was formed by the Company solely to issue the Capital Securities and related common stock. Trust IV advanced the proceeds to the Company by purchasing subordinated debt of the Company. These Capital Securities and related subordinated debt may not be redeemed, except under limited circumstances, until March 25, 2009, at par. Dividends and interest are paid quarterly in April, July, October, and January of each calendar year.

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

Capital Securities qualify as Tier I or core capital for the Company under the risk-based capital guidelines of the Board of Governors of the Federal Reserve System (“FRB”) to the extent such Capital Securities equal 25 percent or less of Tier I Capital. Amounts in excess of the foregoing amount will qualify as Tier II or Total Capital. The aggregate amount of Capital Securities total $60.0 million at December 31, 2006, all of which is included in Tier I regulatory capital.

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

11. STOCKHOLDERS’ EQUITY

The Company distributed 5 percent common stock dividends on September 23, 2005 and September 24, 2004 to stockholders of record on September 9, 2005 and September 10, 2004.

The ability of the Company and the Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company’s ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank’s dividends to the Company in any year may not exceed the sum of the Bank’s undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. In addition, the Bank may not declare and pay dividends more often than quarterly, and no dividends may be declared or paid if there is any impairment of the Bank’s capital stock. At December 31, 2006, the Bank could pay dividends of $62.5 million to the Company without having to obtain prior regulatory approval.

The Company may not pay dividends on its common stock or preferred stock if it is in default with respect to the Capital Securities or related subordinated debt, or if the Company elects to defer payment for up to five years as permitted under the terms of the Capital Securities and related subordinated debt (see Note 10).

As of December 31, 2006, 200,000 shares of common stock are authorized for issuance in connection with a Dividend Reinvestment Plan (currently suspended), of which 98,020 shares have been issued.

During 2006, 2005, and 2004, TPNZ declared and paid dividends totaling approximately $10,000 in each of those years to its non-affiliate minority-interest junior preferred stockholders. Upon the voluntary or involuntary liquidation or dissolution of TPNZ, TPNZ junior preferred stockholders are entitled to receive $1,000 per share, plus a sum equal to all dividends accrued and unpaid to date, out of TPNZ’s assets available under applicable law, before any payment or distribution of assets shall be made on TPNZ’s common stock.

The Company issued 651,418, 740,258, and 188,676 shares of treasury stock in 2006, 2005, and 2004, respectively, in connection with the exercise of stock options. The Company also issued 13,342 shares related to the exercise of stock options in 2006. In addition, the Company acquired 476,542, 422,534, and 329,771 common shares at fair value for the treasury in 2006, 2005, and 2004, respectively. Certain treasury stock purchases were made in connection with previously announced stock repurchase programs discussed below. The remaining treasury stock purchases were made in connection with common stock tendered for exercise of stock options. Treasury shares also increased 97,966 and 88,324 in 2005 and 2004, respectively, as a result of common stock dividends.

On December 13, 2005, the Company’s Board of Directors authorized the repurchase of up to 300,000 (adjusted for common stock dividends) common shares, or approximately 1.4 percent (as determined at the time of the authorizations), respectively, of the Company’s outstanding common stock, which authorization expired on December 31, 2006. Repurchases of common stock had been authorized to be made from time to time in open-market and private transactions as, in the opinion of management, market conditions warranted. The repurchased common shares are held as treasury stock and are available for general corporate purposes. For the years ended December 31, 2006, 2005, and 2004, the Company purchased 188,900, 184,772, and 253,200 shares of common stock under authorized repurchase plans at an aggregate cost of approximately $4.1 million, $3.9 million, and $5.5 million, respectively. The Company’s Board of Directors has not authorized a new repurchase plan.

In connection with the Bank’s Key Employee Supplemental Investment Plan (“KESIP”), amounts deferred by participating employees and contributed by the Bank are invested in Company stock. This investment in Company stock of $3,390,000 at December 31, 2006 and $2,927,000 at December 31, 2005 is included in common stock held for benefit plans, at cost, which is shown as a reduction of stockholders’ equity. The related deferred compensation obligation is also shown as a component of stockholders’ equity (see Note 17).

12. REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet or exceed specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices and as presented in the following table. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

	(000’s, except percentages)
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$304,317	16.34%	$148,949	8.0%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	287,232	15.43	74,475	4.0	N/A	N/A
Tier I Capital (to Average Quarterly Assets)	287,232	9.75	117,835	4.0	N/A	N/A

As of December 31, 2005
Total Capital (to Risk Weighted Assets)	$283,093	16.98%	$133,403	8.0%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	266,823	16.00	66,702	4.0	N/A	N/A
Tier I Capital (to Average Quarterly Assets)	266,823	9.47	112,664	4.0	N/A	N/A
Bank
As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$292,570	15.82%	$147,971	8.0%	$184,963	10.0%
Tier I Capital (to Risk Weighted Assets)	275,485	14.89	73,985	4.0	110,978	6.0
Tier I Capital (to Average Quarterly Assets)	275,485	9.38	117,527	4.0	146,909	5.0

As of December 31, 2005
Total Capital (to Risk Weighted Assets)	$276,560	16.65%	$132,852	8.0%	$166,066	10.0%
Tier I Capital (to Risk Weighted Assets)	260,290	15.67	66,426	4.0	99,639	6.0
Tier I Capital (to Average Quarterly Assets)	260,290	9.32	111,674	4.0	139,593	5.0

N/A - Not Applicable

Capital ratios are computed excluding net unrealized gains or losses on available for sale securities, net of tax and the unamortized prior service cost of the Retirement Plan for Non-Employee Directors, net of tax, which are included in the accumulated other comprehensive income (loss) component of stockholders’ equity.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain or exceed minimum capital amounts and ratios as defined in the regulations and set forth in the above tables. Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject and are considered “well capitalized” under regulatory guidelines. Total Capital and Tier I Capital for the Company includes $60.0 million of Capital Securities.

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that assessment.

13. EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the years ended December 31 is as follows:

	(000’s, except share amounts)
	2006	2005	2004
Numerator:
Net income	$31,557	$33,192	$28,065
Less junior preferred stock dividends	10	10	10
Numerator for basic and diluted earnings per common share – net income available to common stockholders	$31,547	$33,182	$28,055
Denominator:
Denominator for basic earnings per common share – weighted average shares	21,747,908	21,606,228	21,407,889
Effect of dilutive securities – director and employee stock options	918,931	871,855	1,036,582
Denominator for diluted earnings per common share – adjusted weighted average shares	22,666,839	22,478,083	22,444,471
Basic earnings per common share	$1.45	$1.54	$1.31
Diluted earnings per common share	$1.39	$1.48	$1.25

Note 17 describes the Company’s director and employee stock option plans.

14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended by SFAS No. 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments,” requires disclosure of the estimated fair values for certain financial instruments. The estimated fair values disclosed below are as of December 31, 2006 and 2005, and have been determined by using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items due to changes in expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the determination of the estimated fair values.

The fair value estimates presented in the following table are based on pertinent information available to the Company as of December 31, 2006 and 2005. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2006 and 2005, and therefore, current estimates of fair value may differ significantly from the amounts that follow.

	As of December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:		(in millions)
Cash and cash equivalents, and interest bearing deposits in other banks	$57.3	$57.3	$81.1	$81.1
Securities, FHLB stock, and accrued interest receivable	1,232.1	1,227.7	1,164.9	1,158.3
Loans, net, and accrued interest receivable	1,585.3	1,583.8	1,466.7	1,463.8
Liabilities:
Deposits without stated maturities and accrued interest payable	996.3	996.3	1,079.2	1,079.2
Time deposits and accrued interest payable	906.9	906.1	772.5	773.2
Securities sold under agreements to repurchase and accrued interest payable	609.5	612.5	552.5	554.1
FHLB advances and accrued interest payable	102.6	103.3	72.3	73.5
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts and accrued interest payable	63.2	66.0	63.1	66.3

Fair value methods and assumptions are as follows:

Cash and Cash Equivalents and Interest Bearing Deposits in Other Banks - The carrying amount is a reasonable estimate of fair value.

Securities, FHLB Stock, and Accrued Interest Receivable - The fair value of securities is estimated based on quoted market prices or dealer quotes, if available. If a quote is not available, fair value is estimated using quoted market prices for similar securities. The fair value of FHLB stock is stated at redemption value, which equals its carrying value. Accrued interest receivable is stated at its carrying amount, which approximates fair value.

Loans and Accrued Interest Receivable - For certain homogeneous fixed rate categories of loans, such as residential mortgages, fair value is estimated by using quoted market prices for securities backed by similar loans. The fair value of other fixed rate loans is estimated by discounting projected cash flows using current rates for similar loans with equivalent credit risk. For loans for which there has been no impairment in credit risk and which reprice frequently to market rates, the carrying amount is a reasonable estimate of fair value. The fair value of impaired and nonaccrual loans is estimated by reducing such amounts by specific and general loan loss allowances. Accrued interest receivable is stated at its carrying amount, which approximates fair value.

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

Financial Instruments with Off-Balance Sheet Risk - As described in Note 16, the Company is a party to financial instruments with off-balance sheet risk at December 31, 2006 and 2005. Such financial instruments include commitments to extend permanent financing and standby letters of credit. If the commitments are exercised by the prospective borrowers, these financial instruments will become interest earning assets of the Company. If the commitments expire, the Company retains any fees paid by the counterparty to obtain the commitment or guarantee.

The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of standby letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 2006 and 2005 approximates the recorded amounts of the related fees, which are not material to the consolidated financial position of the Company.

15. RELATED PARTY TRANSACTIONS

A summary of the transactions for the years ended December 31, 2006 and 2005, with respect to loans (in excess of $120,000 and $60,000 with respect to each party in 2006 and 2005, respectively) to directors, executive officers, stockholders whose ownership equals or exceeds 10 percent, and companies in which such related party has a 10 percent or more beneficial interest (“insiders”) is as follows:

	(000’s)
	2006	2005
Balance, January 1,	$994	$772
New loans	536	281
Repayments, other reductions	(340)	(59)
Balance, December 31,	$1,190	$994

As of December 31, 2006 and 2005, deposits from insiders were $10.6 million and $8.3 million, respectively.

The Company has made payments to organizations in which certain directors have a beneficial interest for services rendered by such organizations. Except as discussed below, such payments are not considered to be material in the aggregate. Fees of approximately $87,000, $57,000, and $420,000 in 2006, 2005, and 2004, respectively, were incurred with respect to a law firm in which a director is a partner. This law firm also represented the Bank for loan closings for which additional fees of approximately $426,000, $527,000, and $301,000 in 2006, 2005, and 2004, respectively, were paid by customers of the Bank. An additional law firm in which another director is the senior partner represented the Bank for loan closings, which resulted in fees paid by customers of the Bank of approximately $12,000, $19,000, and $17,000 in 2006, 2005, and 2004, respectively.

16. COMMITMENTS AND CONTINGENCIES

At December 31, 2006, the Company and Bank are committed under employment agreements with the Chairman and Chief Executive Officer (“CEO”) and President and Chief Operating Officer (“COO”) requiring an annual salary of $855,000 and $325,000, respectively; annual bonus payments equal to 6.0 percent and 1.25 percent of net income (as defined) of the Company under the Executive Incentive Bonus Plan, respectively (see Note 17); and annual stock option grants of 142,370 shares and 53,389 shares, respectively, issued at fair value at the date of grant (110 percent of fair value for incentive stock options if the key officer’s ownership of the Company equals or exceeds 10 percent at the date of grant); and other benefits for the term of the agreements.

The CEO’s employment agreement, dated as of November 16, 2003, is for a five-year term, expiring November 16, 2008, while the President’s agreement, dated as of July 28, 2004, is for a three-year term, expiring July 28, 2007. The CEO’s contract also requires minimum annual salary increases of $30,000. Both of the agreements include change in control provisions, requiring certain payments, including an amount equal to three times annual salary and bonus payments (as defined), in the event of a voluntary or involuntary termination of employment with the Company or the Bank following a change in control.

In the normal course of business, various commitments to extend credit are made which are not reflected in the accompanying Consolidated Financial Statements. At December 31, 2006 and 2005, formal credit lines and loan commitments, which are primarily credit card lines and loans collateralized by real estate, approximated $568.5 million and $535.6 million, and outstanding standby letters of credit totaled $39.1 million and $41.9 million, respectively. Such amounts represent the maximum risk of loss on these commitments.

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

The Bank is an approved Freddie Mac seller/servicer. At December 31, 2006, the principal balance of the loans sold or exchanged with Freddie Mac that remain uncollected totaled $9.3 million. The Bank is committed to service these loans.

The Bank is required to report deposits directly to the Federal Reserve Bank of New York (“FRBNY”) and to maintain reserves on a portion of these deposits. At December 31, 2006, the reserve requirement for the Bank totaled $7.0 million.

The Company is party to various legal proceedings arising in the ordinary course of business. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty, or other relief might be, if any. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may be incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

The Company provides reserves for such matters in accordance with SFAS No. 5, “Accounting for Contingencies,” as required. The ultimate resolution may differ from the amounts reserved, if any.

17. EMPLOYEE BENEFIT PLANS

Executive Incentive Bonus Plan

The Company provides an Executive Incentive Bonus Plan whereby certain key officers of the Company and/or the Bank (two of whom are directors of the Company and the Bank) are entitled to compensation in addition to their salaries at varying percentages of the Company’s or Bank’s net income (as defined). The total amount of such additional compensation cannot exceed 15 percent of the Company’s net income (as defined) in any year. Incentive compensation under the Executive Incentive Bonus Plan aggregated $3.6 million during 2006, $3.9 million during 2005, and $3.3 million during 2004.

Employee Stock Ownership Plan (With 401(k) Provisions)

The Company maintains for the benefit of its employees an Employee Stock Ownership Plan (With 401(k) Provisions) (“KSOP”).

The 401(k) feature of the KSOP allows eligible employees of the Company and its affiliates to elect investment of their voluntary contributions in a fund that purchases common stock of the Company or in thirteen other investment funds. Employees may elect to defer, through voluntary contributions, up to fifteen percent of compensation ($15,000 maximum in 2006), except for participants that are 50 years of age or older who may contribute an additional amount ($5,000 in 2006). The Company may elect to match fifty percent of the employee’s voluntary contributions up to an amount equal to four percent of the employee’s eligible compensation. Employer matching contributions for the years ended December 31, 2006, 2005, and 2004 aggregated approximately $626,000, $654,000, and $618,000, respectively.

Under the Employee Stock Ownership feature, covering substantially all of the Company’s full-time employees, the optional cash contribution determined by the Board of Directors, intended to be invested in the Company’s common stock, was $350,000 and $250,000 for the years ended December 31, 2006 and 2005. The Company did not make an optional cash contribution for the year ended December 31, 2004. The Company and Bank paid expenses attributable to the KSOP of approximately $100,000, $76,000 and $70,000 in 2006, 2005, and 2004, respectively. Shares purchased with the Company’s contribution are allocated to participants on the basis of their relative compensation (as defined). The cumulative amount of shares allocated vest over the first seven years of a participant’s service. After completion of seven years of credited service, all shares allocated (and to be allocated) are fully vested. Any forfeited shares are allocated to other participants based on compensation (as defined).

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

Shares allocated to participants and committed for release to participants totaled 4,170 and 16,638 (as adjusted for common stock splits and dividends) for the years ended December 31, 2005 and 2004, respectively. Expense recognized with respect to such shares allocated and released amounted to approximately $99,000, and $380,000 for the years ended December 31, 2005 and 2004, respectively, based on the average fair value of Company common stock for each period. As of December 31, 2005, all shares have been allocated to KSOP participants and the Bank’s loan has been reduced to zero.

Key Employees’ Supplemental Investment Plans

The Bank maintains the KESIP, established solely for the purpose of providing, to certain key management personnel who participate in the KSOP, benefits attributable to contribution allocations that would otherwise be made under the KSOP except for Internal Revenue Service (“IRS”) limitations. Under the KESIP, salary reduction contributions may be made in excess of the limitations on annual contributions imposed by Internal Revenue Code Section 415, and the Bank matches up to fifty percent of the employee’s voluntary KESIP contribution (to the extent such election is made under the KSOP), not to exceed four percent of the employee’s compensation (less the amount of the employer matching contribution under the KSOP). The Bank must also contribute an amount equivalent to the KSOP optional contribution that would otherwise have been made to participating employees in the KSOP had it not been for IRS limitations. The Bank’s matching and optional contributions under the KESIP for the years ended December 31, 2006, 2005, and 2004 were $81,000, $75,000, and $86,000, respectively.

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

The Bank also maintains a Key Employees Supplemental Diversified Investment Plan (“KESDIP”). The KESDIP is similar in terms to the KESIP, except that investments made by the KESDIP trust may be in diversified assets, excluding common stock of the Company. All investments in the KESDIP are reflected in the Consolidated Financial Statements in other assets at fair market value. The Bank’s matching and optional contributions (which are reduced to the extent of contributions made to the KSOP and KESIP) under the KESDIP for the years ended December 31, 2006, 2005, and 2004 were $85,000, $91,000, and $98,000, respectively.

Director Stock Option Plans

In 2005, 1998, and 1989, the stockholders of the Company approved Director Stock Option Plans (the “Director Plans”) for an aggregate of 525,000, 588,306, and 928,052 shares (after adjustment for stock splits and dividends), respectively, of the Company’s common stock to be issued to all non-employee members of the Company’s Board of Directors. Final awards under the 1989 Director Plan were made on the date of the approval of the 1998 Director Plan by the Company’s stockholders. Final awards under the 1998 Director Plan were made on the date of the approval of the 2005 Director Plan by the Company’s stockholders.

The 2005 Director Plan has a term of ten years. Options may not be exercised prior to the first anniversary of the date of grant and expire ten years after the date of grant. There were options to purchase 332,703 shares (as adjusted for common stock splits and dividends) remaining to be granted at December 31, 2006 under the 2005 Director Plan.

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

Under the Tappan Zee Directors’ Stock Option Plan (the “Tappan Zee Directors’ Plan”), which was assumed by the Company, options to purchase 80,057 shares (after adjustment for stock splits and stock dividends) were authorized for grant to non-employee directors. Option terms and conditions are similar to those under the Tappan Zee Stock Option Plan (see Employee Stock Option Plans below), except that all director options are non-qualified options. There have been options to purchase 66,710 shares (after adjustment for stock splits and dividends) granted under this plan. Upon the change in control that resulted when Tappan Zee was acquired by the Company, all options under this plan became vested. This plan expired at the end of August 2006 and no further options may be granted under this plan.

A summary of the Director Plans and the Tappan Zee Directors’ Plan activity and related information for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006			2005			2004
	Options	Weighed Average Exercise Price	Aggregate Intrinsic Value (000’s)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)
Outstanding at January 1,	652,893	$14.11		630,216	$12.54		576,902	$10.84
Granted	97,486	21.88		94,811	20.14		92,129	20.20
Exercised	(69,009)	8.79		(72,134)	8.29		(38,815)	5.44
Outstanding at December 31,	681,370	$15.76	$5,680	652,893	$14.11	$4,927	630,216	$12.54	$7,039
Exercisable at December 31,	583,884	$14.74	$5,464	558,082	$13.09	$4,783	538,086	$11.23	$6,716
Weighted average fair value of options granted during the year		$7.38			$6.44			$8.00

The following table summarizes the range of exercise prices on stock options outstanding and exercisable under the Director Plans and the Tappan Zee Directors’ Plan at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 9.43 to $13.00	195,800	3.02 years	$10.36	195,800	$10.36
13.01 to 17.00	201,145	5.35	13.97	201,145	13.97
17.01 to 20.14	94,811	8.41	20.14	94,811	20.14
20.15 to 21.88	189,614	8.44	21.06	92,128	20.20
$ 9.43 to $21.88	681,370	5.97 years	$15.76	583,884	$14.74

Employee Stock Option Plans

Under the 1993 and 1984 Incentive Stock Option Plans, and the 2005, 2001, and 1997 Employee Stock Option Plans for key employees of the Company and its subsidiaries, and the Tappan Zee Stock Option Plan, which was assumed by the Company (collectively, the “Employee Stock Option Plans”), the issuance of both incentive and non-qualified stock options up to an aggregate of 8,475,515 shares (after adjustment for stocks splits and stock dividends) were authorized for grant at prices at least equal to the fair value of the Company’s common stock at the time the options are granted (for incentive stock options, 110 percent of fair value for grants to an employee who, at the time of the grant, owns stock aggregating 10 percent or more of the combined voting power of all classes of stock of the Company).

For the 1993 and 1984 Incentive Stock Option Plans, and the 2005, 2001 and 1997 Employee Stock Option Plans, option holders may exercise up to one-half of their options after three months subsequent to the grant date and may exercise the remaining one-half six months after the grant date. For option grants after January 1, 2006, excluding reload options granted under employment agreements prior to December 1, 2006 that will continue to vest in accordance with option grants prior to January 1, 2006, options will vest over a three year period from the date of the grant and be eligible to be exercised in one-third annual increments from the grant date. The options granted have a maximum exercisable term of ten years from the date of grant (five years in the case of incentive stock options granted to an employee who, at the time of grant, owns stock aggregating 10 percent or more of the total combined voting power of all classes of stock of the Company). The option shares and related prices are adjusted for stock splits and stock dividends.

There were options to purchase 1,170,017 shares (as adjusted for common stock splits and dividends) remaining to be granted at December 31, 2006 under the 2005 Employee Stock Option Plan. The 2005 Employee Stock Option Plan has a term of ten years. No additional shares will be granted under the 1993 and 1984 Incentive Stock Option Plans or the 2001 and 1997 Employee Stock Option Plans.

Options under the Tappan Zee Stock Option Plan have a ten-year term and vest ratably over five years from the date of grant. Each option, however, became fully exercisable upon the change in control of Tappan Zee. There have been options to purchase 133,430 shares (as adjusted for common stock splits and dividends) granted under this plan. This plan expired at the end of August 2006, and no further options may be granted under this plan.

A summary of the Employee Stock Option Plans’ activity and related information for the years ended December 31, 2006, 2005, and 2004 follows:

	2006			2005			2004
	Options	Weighed Average Exercise Price	Aggregate Intrinsic Value (000’s)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)
Outstanding at January 1,	2,652,735	$14.16		2,963,830	$13.16		2,710,412	$11.85
Granted	600,306	23.15		430,077	20.13		457,370	19.72
Exercised	(595,751)	10.57		(716,110)	13.58		(203,623)	10.45
Expired or forfeited	(70,058)	22.34		(25,062)	14.65		(329)	17.96
Outstanding at December 31,	2,587,232	$16.85	$18,871	2,652,735	$14.16	$19,972	2,963,830	$13.16	$31,276
Exercisable at December 31,	1,990,693	$14.96	$18,190	2,651,175	$14.16	$19,972	2,963,830	$13.16	$31,276
Weighted average fair value of options granted during the year		$7.19			$6.43			$7.95

The following table summarizes the range of exercise prices on stock options outstanding and exercisable under the Employee Stock Option Plans at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 10.14 to $13.74	627,850	3.26 years	$10.90	627,850	$10.90
13.75 to 17.35	724,926	4.57	14.23	724,926	14.23
17.36 to 20.96	615,725	7.87	19.68	615,725	19.68
20.97 to 24.53	618,731	9.45	23.16	22,192	23.04
$ 10.14 to $24.53	2,587,232	6.20 years	$16.85	1,990,693	$14.96

Director Retirement Plans

Effective May 19, 1999, the Company adopted the Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the “Director Retirement Plan”). A non-employee director who has served for a period of fifteen years is eligible to receive benefits. Vesting of benefits under the Director Retirement Plan accelerates in the event of change in control. Upon retirement, a non-employee director will be paid $2,000 per month for a period not to exceed ten years. In the event of death of a non-employee director, after commencement of retirement payments but prior to the conclusion of the ten year payment period, the payments will be paid to his or her spouse at a rate of 50 percent of the retirement payment over the remaining term of the retirement payment period, or through the date of the spouse’s death if it occurs prior to completion of the payment period. Alternatively, the retiree may choose a lump sum payment equivalent to the present value of $200,000 paid in equal monthly installments over the ten year period, discounted based on an interest rate equal to the average ten-year advance rate from the FHLB, for the thirty days prior to the election. The Director Retirement Plan is unfunded.

At December 31, 2006 and 2005, the Company has recorded a liability of $580,000 and $549,000, respectively, included in accrued expenses and other liabilities to provide for the actuarial present value of payments expected to be made under the Director Retirement Plan. The discount rate used to compute the present value obligation is 5.25 percent for both 2006 and 2005.

At December 31, 2006, the Company adopted SFAS No. 158 and recorded the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee directors, of $30,000, net of tax of $16,000, as a component of accumulated other comprehensive income (loss). At December 31, 2005, prior to the adoption of SFAS No. 158, a net intangible asset of $140,000 was recorded, reflecting the unamortized prior service cost. Benefit cost for the Director Retirement Plan for the years ended December 31, 2006, 2005, and 2004 was approximately $126,000, $143,000, and $134,000, of which $17,000, $15,000, and $11,000 represents current service cost, $97,000, $100,000, and $95,000 represents amortization of prior service cost, and $12,000, $28,000, and $28,000 represents interest, respectively. No payments were made under the Director Retirement Plan to retired non-employee directors during the years ended December 31, 2006, 2005, and 2004.

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

The accumulated projected benefit obligation of the Deferred Compensation Plan included in accrued expenses and other liabilities aggregated $0.4 million at December 31, 2006 and $0.5 million at December 31, 2005. The present value of the accumulated projected benefit obligation is based on a discount rate of 4.66 percent and 4.40 percent as of December 31, 2006 and 2005, respectively. Expenses for this plan for the years ended December 31, 2006, 2005, and 2004 were $23,000, $57,000, and $12,000, respectively.

For financial reporting purposes, the cash surrender values of the life insurance contracts are not considered plan assets but instead are included in the Company’s Consolidated Statements of Financial Condition. At December 31, 2006 and 2005, the cash surrender values of purchased life insurance policies included in other assets were approximately $740,000 and $690,000, respectively. The total death benefits payable under the insurance policies amounted to $1.1 million at December 31, 2006.

Postretirement Health Care Benefits

Substantially all Tarrytown’s employees were eligible for postretirement health care (medical and dental) benefits if they met certain age and length of service requirements. This plan was terminated on September 1, 1998, and only employees vested on that date will continue to receive benefits under this plan. A liability of $0.1 million has been recorded in accrued expenses and other liabilities to reflect an amount approximately equal to the Medicare Supplemental premiums for the three remaining participants.

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

The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, Southern Connecticut, and the surrounding area. For the years ended December 31, 2006, 2005, and 2004, there is no customer that accounted for more than 10 percent of the Company’s revenue.

19. CONDENSED FINANCIAL INFORMATION OF U.S.B. HOLDING CO., INC. (PARENT COMPANY ONLY)

Condensed statements of financial condition are as follows:

	(000’s) December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$3,497	$3,789
Securities available for sale (at estimated fair value)	119	114
Investment in common stock of bank subsidiary	271,691	257,464
Other assets	15,550	9,874
TOTAL ASSETS	$290,857	$271,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$5,563	$5,230
Subordinated debt issued in connection with corporation – obligated mandatory redeemable capital securities of subsidiary trusts	61,858	61,858
Stockholders’ equity	223,436	204,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$290,857	$271,241

Condensed statements of income are as follows:

	(000’s) Years Ended December 31,
	2006	2005	2004
Income:
Dividends from bank subsidiary	$22,700	$15,500	$5,200
Gains on securities transactions	5	—	66
Other income	169	150	129
Total income	22,874	15,650	5,395
Expenses:
Interest on subordinated debt issued in connection with corporation – obligated mandatory redeemable capital securities of subsidiary trusts	5,578	4,834	3,968
Other expenses	2,403	1,427	1,529
Total expenses	7,981	6,261	5,497
Income (loss) before equity in undistributed income of subsidiary and benefit for income taxes	14,893	9,389	(102)
Equity in undistributed income of subsidiary	14,093	21,886	26,398
Income tax benefit	2,571	1,917	1,769
NET INCOME	$31,557	$33,192	$28,065

Condensed statements of cash flows are as follows:

	(000’s) Years Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$31,557	$33,192	$28,065
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on securities transactions	(5)	—	(66)
Equity in undistributed income of subsidiary	(14,093)	(21,886)	(26,398)
Other – net	(1,081)	(1,608)	3,472
Net cash provided by operating activities	16,378	9,698	5,073
Investing activities:
Proceeds from sale of available for sale securities	10	—	100
Net cash provided by investing activities	10	—	100
Financing activities:
Dividends paid – common	(12,434)	(11,659)	(9,569)
Net proceeds from exercise of common stock options	2,137	4,713	740
Net proceeds from issuance of subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	—	—	9,975
Purchases of treasury stock	(6,383)	(3,924)	(5,466)
Net cash used for financing activities	(16,680)	(10,870)	(4,320)
Net (decrease) increase in cash and cash equivalents	(292)	(1,172)	853
Cash and cash equivalents at beginning of year	3,789	4,961	4,108
Cash and cash equivalents at end of year	$3,497	$3,789	$4,961

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
U.S.B. Holding Co., Inc.
Orangeburg, New York

We have audited the accompanying consolidated statements of financial condition of U.S.B. Holding Co., Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S.B. Holding Co., Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York March 13, 2007

Management Report on Internal Control Over Financial Reporting

March 13, 2007

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

The financial statements have been audited by an independent registered public accounting firm, Deloitte & Touche LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent registered public accounting firm during their audit were valid and appropriate. The independent registered public accounting firm’s report is presented on page 51.

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

Management, including the Company’s principal executive officer and principal financial officer, assessed the Company’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America and, for Union State Bank, in conformity with the Call Report Instructions as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, the Company maintained effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America, and for Union State Bank, in conformity with the Call Report Instructions.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is presented on page 54.

Compliance with Laws and Regulations

Management is also responsible for ensuring compliance with the federal and state laws and regulations concerning loans to insiders, and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (“FDIC”) as safety and soundness laws and regulations.

Management assessed its compliance with those designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Union State Bank has complied, in all material respects, with the designated safety and soundness laws and regulations referred to above for the year ended December 31, 2006.

/s/ Thomas E. Hales	/s/ Thomas M. Buonaiuto
Thomas E. Hales	Thomas M. Buonaiuto
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
U.S.B. Holding Co., Inc.
Orangeburg, New York

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that U.S.B. Holding Co., Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation by Union State Bank (the Company’s wholly-owned bank subsidiary) of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York March 13, 2007

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

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

Selected Financial Data	(000’s, except share data)
	Years Ended December 31,
	2006	2005	2004	2003	2002
Operating Results:
Total interest income	$177,554	$158,533	$145,696	$131,215	$125,419
Total interest expense	85,477	63,970	57,561	54,191	52,904
Net interest income	92,077	94,563	88,135	77,024	72,515
Provision for credit losses	1,619	611	3,687	2,513	4,109
Gains on securities transactions	431	—	1,199	8,383	6,405
Income before income taxes	46,933	49,156	41,925	45,319	40,912
Net income	31,557	33,192	28,065	29,288	27,034
Basic earnings per common share	1.45	1.54	1.31	1.36	1.27
Diluted earnings per common share	1.39	1.48	1.25	1.33	1.23
Cash dividends per common share	0.57	0.54	0.45	0.35	0.31
Weighted average common shares	21,747,908	21,606,228	21,407,889	21,458,322	21,312,705
Adjusted weighted average common shares	22,666,839	22,478,083	22,444,471	22,070,626	21,994,776

	December 31,
	2006	2005	2004	2003	2002
Financial Position:
Total loans, net	$1,577,386	$1,459,820	$1,492,872	$1,433,923	$1,336,273
Total assets	2,923,247	2,758,226	2,746,270	2,906,462	2,542,866
Total deposits	1,896,369	1,847,202	1,858,218	1,775,049	1,551,787
Borrowings	708,015	622,159	625,032	893,505	504,094
Subordinated debt issued in connection with/and corporation-obligated mandatory redeemable capital securities of subsidiary trusts	61,858	61,858	61,858	51,548	50,000
Stockholders’ equity	223,436	204,153	182,046	168,293	156,011

	2006 Quarters				2005 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Quarterly Results of Operations (Unaudited):
Interest income	$46,627	$45,625	$43,446	$41,856	$41,274	$40,546	$39,492	$37,221
Net interest income	22,700	23,150	22,865	23,362	23,875	23,785	23,915	22,988
Provision for credit losses	275	37	998	309	40	95	85	391
Gains on securities transactions	—	426	—	5	—	—	—	—
Gains on sales of loans	—	—	—	—	—	314	—	—
Income before income taxes	12,094	12,113	10,684	12,042	12,892	12,463	12,721	11,080
Net income	8,072	8,145	7,225	8,115	8,561	8,431	8,809	7,391
Basic earnings per common share	0.37	0.37	0.33	0.37	0.39	0.39	0.41	0.34
Diluted earnings per common share	0.36	0.36	0.32	0.36	0.38	0.37	0.39	0.33

Average Balances and Interest Rates	(000’s, except percentages) Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits	$151	$7	4.64%	$243	$5	2.06%	$474	$6	1.27%
Federal funds sold	44,616	2,276	5.10	65,826	2,193	3.33	27,458	347	1.26
Securities:
U.S. government agencies	712,376	39,762	5.58	636,477	35,466	5.57	784,112	38,414	4.90
Mortgage-backed securities	360,228	19,693	5.47	363,784	16,339	4.49	397,373	13,469	3.39
Obligations of states and political subdivisions	103,539	6,647	6.42	96,962	6,263	6.46	81,644	5,439	6.66
Corporate securities, FHLB stock and other securities	35,662	1,997	5.60	32,093	1,602	4.99	41,117	800	1.95
Loans, net	1,498,166	109,673	7.32	1,483,093	99,050	6.68	1,475,462	89,335	6.05
Total interest earning assets	2,754,738	180,055	6.54%	2,678,478	160,918	6.01%	2,807,640	147,810	5.26%
Non-interest earning assets	100,450			114,862			112,191
TOTAL	$2,855,188			$2,793,340			$2,919,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
NOW	$189,229	$2,603	1.38%	$187,537	$1,499	0.80%	$167,787	$739	0.44%
Money market	156,813	3,676	2.34	173,734	2,680	1.54	222,829	2,702	1.21
Savings	409,162	8,910	2.18	436,963	5,806	1.33	426,031	2,372	0.56
Time	800,854	33,403	4.17	755,886	22,624	2.99	739,379	18,412	2.49
Total interest bearing deposits	1,556,058	48,592	3.12	1,554,120	32,609	2.10	1,556,026	24,225	1.56
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	691,536	31,307	4.53	606,410	26,527	4.37	788,661	29,368	3.72
Subordinated debt issued in connection with corporation – obligated mandatory redeemable capital securities of subsidiary trusts	61,858	5,578	9.02	61,858	4,834	7.81	59,447	3,968	6.67
Total interest bearing liabilities	2,309,452	85,477	3.70%	2,222,388	63,970	2.88%	2,404,134	57,561	2.39%
Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	313,101			344,807			322,753
Other liabilities	20,318			32,708			19,011
Stockholders’ equity	212,317			193,437			173,933
TOTAL	$2,855,188			$2,793,340			$2,919,831
NET INTEREST INCOME		$94,578			$96,948			$90,249
NET YIELD ON INTEREST EARNING ASSETS (NET INTEREST MARGIN)			3.43%			3.62%			3.21%

The data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35 percent. The effect of the tax equivalent adjustment to interest income on total interest earning assets was $2.5 million, $2.4 million, and $2.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. Non accruing loans are included in average balances of loans, net. The net amortization of loan commitment fees, net of certain direct loan origination costs for the years ended December 31, 2006, 2005, and 2004 of $2.2 million, $2.3 million, and $3.1 million respectively, are included in interest income on loans, net.

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

Forward-looking statements are based on various assumptions and analyses made by the Company in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors the Company believes are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following: the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company’s control; there may be increases in competitive pressure among financial institutions or from non-financial institutions; changes in the interest rate environment may reduce interest margins; changes in deposit flows, loan demand or real estate values may adversely affect the Company’s business; changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently; general economic conditions, either nationally or locally in some or all of the areas in which the Company does business, or conditions in the securities markets or the banking industry may be less favorable than the Company currently anticipates; legislative or regulatory changes may adversely affect the Company’s business; applicable technological changes may be more difficult or expensive than the Company anticipates; success or consummation of new business initiatives may be more difficult or expensive than the Company anticipates; or litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates.

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

The accounting policies described below are those that most frequently require management to make estimates and judgments and, therefore, are critical to understanding the Company’s results of operations. The more critical policies given the Company’s current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses, reserve for unfunded loan commitments and standby letters of credit and provision for credit losses, the classification of securities as either held to maturity or available for sale and evaluation of other than temporary impairment of securities, and the evaluation of valuation reserves for deferred tax assets. In addition to the discussion below and the Notes to the Consolidated Financial Statements, the Company’s practice on each of these accounting policies is further described in the applicable sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loans: The Company’s decision to classify loans as non-performing is judgmental in nature, but generally loans are placed on non-performing status when they are past due 90 days or more (180 days for credit cards) or earlier if management determines that the loan will become non-performing in the near future. At the time a loan is placed on non-performing status, interest accrued but not collected is reversed. Interest payments received while a loan is on non-performing status are either applied to reduce principal or, based on management’s estimate of collectibility, recognized as income. As reported in the Notes to the Consolidated Financial Statements, as of December 31, 2006, non-accrual assets were $9.8 million and potential problem loans that may result in being placed on nonaccrual status in the near future were $1.4 million.

Allowance for Loan Losses: The determination of the allowance for loan losses (the “allowance”), reserve for unfunded loan commitments and standby letters of credit (the “reserve”) and provision for credit losses (the “provision”) is judgmental in nature. The process of evaluating the loan portfolio, classifying loans and determining the allowance, reserve, and provision is described beginning on page 70. As a substantial amount of the Company’s loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuation are critical in determining the amount of the allowance or reserve required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

Securities: The classification of securities is determined by management at the time of purchase, and the reasoning and analysis of the classification is described beginning on page 67. Securities classified as held to maturity are carried at amortized cost, while those identified as available for sale are carried at estimated fair value with the resulting unrealized gain or loss, net of income tax, included in other comprehensive income (loss), which is a component of stockholders’ equity. Accordingly, a misclassification would have a direct effect on stockholders’ equity. Securities in an unrealized loss position are periodically evaluated for other than temporary impairment. Management considers the effect of interest rates, credit ratings and other factors on the valuation of such securities, as well as the Company’s ability and intent to hold such securities until a forecasted recovery or maturity occurs. A substantial amount of the investment portfolio consists of triple-A rated credits, and, therefore, substantially all unrealized losses are due to interest rate factors. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all held to maturity securities to available for sale. The Company has not sold or reclassified held to maturity securities to available for sale other than in specifically permitted circumstances.

Valuation Reserve for Deferred Tax Assets: A valuation reserve for deferred tax assets is established when, in management’s judgment, it is more likely than not that such deferred tax assets will not be realized. The determination of the valuation reserve for deferred tax assets (“tax valuation reserve”) is based on an evaluation of projected taxable income in which the net deductible timing differences are expected to reverse, and the ability to carry forward or back losses to years in which taxable income will be or was generated. For Federal tax purposes, losses may be carried back two years and forward 20 years. As the Company has recorded substantial taxable income in the past two years, significantly in excess of net Federal deferred tax assets, it is more likely than not that any net Federal deferred tax asset will be realized. New York State allows losses to be carried forward for 20 years but does not allow losses to be carried back for banking institutions. Therefore, the determination of any tax valuation reserve for New York State deferred tax assets is based on projected taxable income. If the projected amount of future taxable income decreases or increases (based on an analysis of the current year’s taxable income), the tax valuation reserve will increase or decrease, respectively.

Overview

The Company’s primary business is obtaining deposits through its retail branch system, and commercial and municipal relationships, and lending to both a retail and commercial customer base. A substantial amount of loans are secured by real estate, including construction projects. The Company also generally acquires triple-A credit rated securities to invest deposits in excess of loan production, and borrows on a wholesale basis to leverage capital and manage interest rate risk. The Company operates through its 30 full service branches (as of January 8, 2007) and its four loan centers in Rockland, Westchester and Orange Counties, New York, and Stamford, Connecticut.

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

As the Company’s primary source of income is net interest income, the interest rate environment has a significant effect on revenue, which is discussed in greater detail under “Net Interest Income” and “Market Risk” beginning on page 63 and 75, respectively. The market for and credit quality of loans is also impacted by interest rates, as well as the local economy. Deposits are also sensitive to interest rates, local economic conditions, and the attractiveness of alternative investments, such as stocks, bonds, mutual funds, and annuities.

As discussed in “Net Interest Income” and “Market Risk,” a declining interest rate environment and flattening U.S. Treasury yield curve will have the effect of reducing the net interest margin. The Company’s balance sheet was in a liability sensitive position during 2006, primarily as a result of the Company’s deposit base moving to shorter term maturities. A reduction in medium- to long-term interest rates, or a continued inverted U.S. Treasury yield curve, may further reduce the net interest margin as deposits reprice at higher rates while interest earning assets will not reprice at higher yields.

However, a steepening of the U.S. Treasury yield curve will most likely increase the net interest margin due to an increase in yields on interest earning assets and management’s ability to reprice the deposit base at a slower rate. Higher interest rates may also impact credit quality and loan production, as borrowers must pay more for debt service. Credit quality, however, has been well managed by the Company in varying economic cycles due to strong underwriting standards and loan monitoring processes.

Also significant to the Company’s net income and earnings per common share is the ability to generate quality interest earning assets in the form of loans and securities at reasonable interest rate spreads to maintain and increase net interest income. Due to the inverted U.S. Treasury yield curve, intense competition for loans, and difficulty in obtaining acceptable yields and structures on security investments, increasing the Company’s interest earning assets, while managing interest rate risk, is proving to be challenging. In addition, significant loan prepayments are also impacting the Company’s ability to increase interest earning assets.

Comparison of Results of Operations

The Company’s net income was $31.6 million for the year ended December 31, 2006, a 4.9 percent decrease compared to 2005. Net income was $33.2 million for the year ended December 31, 2005, an 18.3 percent increase from 2004 net income of $28.1 million.

The decreased net income for 2006, compared to 2005, reflects a decrease in net interest income, and an increase in the provision for credit losses. The decrease in net income was partially offset by an increase in non-interest income and a decrease in non-interest expenses, as well as gains on securities transactions in 2006. There were no gains on securities transactions in 2005. The increase in net income for 2005, compared to 2004, primarily reflects an increase in net interest income, a significant decrease in the provision for credit losses, gains on sales of loans, and a decrease in the effective rate for the provision for income taxes. The increase in net income was partially offset by a decrease in non-interest income and an increase in non-interest expenses, as well as gains on securities transactions in 2004.

Diluted earnings per common share decreased 6.1 percent to $1.39 in 2006 compared to the $1.48 recorded in 2005, reflecting lower net income in 2006, while diluted earnings per common share increased 18.4 percent in 2005 compared to the $1.25 recorded in 2004, reflecting higher net income in 2005. Return on average common stockholders’ equity was 14.86 percent in 2006, compared to 17.15 percent in 2005, and 16.13 percent in 2004. Return on average total assets in 2006 was 1.11 percent, compared to 1.19 percent in 2005, and 0.96 percent in 2004.

Net interest income for 2006 declined to $92.1 million, a 2.6 percent decrease from the $94.6 million recorded in 2005, while 2005 net interest income increased 7.3 percent compared to the $88.1 million recorded in 2004. The decrease in net interest income in 2006 primarily resulted from a decrease in net interest margin on a tax equivalent basis to 3.43 percent compared to 3.62 percent in 2005, partially offset by continuing growth of average interest earning assets, primarily loans and securities. The increase in net interest income in 2005 resulted primarily from an increase in the net interest margin on a tax equivalent basis to 3.62 percent compared to 3.21 percent in 2004, partially offset by a decrease in average interest earning assets, primarily securities. Net interest income during 2006, 2005, and 2004 was also negatively impacted by interest foregone on non-performing assets of $0.4 million in 2006, $0.3 million in 2005, and $0.2 million in 2004.

Non-interest income for 2006 increased $0.7 million and for 2005 decreased $1.1 million, compared to 2005 and 2004, respectively. The 2006 increase was primarily due to gains on securities transactions and other income, partially offset by lower fees from service charges on deposit accounts. The 2005 decrease was primarily due to the absence of gains on securities transactions in 2005 compared to 2004 and lower fees from service charges on deposit accounts, partially offset by higher other income and gains on sales of loans in 2005.

The provision for credit losses increased $1.0 million in 2006 and decreased $3.1 million in 2005 as compared to the prior year periods. The increase in the provision for credit loses for 2006 was primarily due to a higher level of net loan production, partially offset by a higher level of net charge-offs compared to 2005. The 2005 decrease was attributable to a lower level of net loan production as a result of a significant amount of loan prepayments and a lower level of net charge-offs compared to 2004. The significant charge-offs in 2004 were related to one non-performing real estate construction loan recorded by the Bank’s wholly owned subsidiary, Dutch Hill Realty Corp. (the “Dutch Hill Loan”). The Dutch Hill Loan balance was reduced to zero in February 2005.

Non-interest expenses for 2006 decreased 1.1 percent and for 2005 increased 2.3 percent compared to the prior year periods. The decrease in 2006 primarily reflects lower salaries and employee benefits and professional fees, partially offset by higher occupancy and equipment expense. The increase in 2005 reflects higher salaries and employee benefits and advertising and business development expense, which were partially offset by lower professional fees and communications expense.

Under SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), the Company accounted for stock-based compensation using a fair value based method as disclosed in Note 3 to the Consolidated Financial Statements. The effect of complying with SFAS No. 123R resulted in $1.2 million of additional expense related to salaries and employee benefits in 2006. The Company was still able to reduce non-interest expense by controlling costs even with the additional expense from SFAS No. 123R.

The Company’s effective income tax rate for the determination of the provision for income taxes was 32.8 percent, 32.5 percent, and 33.1 percent for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in 2006 was primarily due to an increase in the valuation allowance for New York State deferred tax assets. The decrease in 2005 compared to 2004 was primarily due to lower state income taxes and a decrease in income tax reserves as a result of the satisfactory completion of state tax examinations for prior income tax years.

Each of the components of net income is discussed in further detail throughout Management’s Discussion and Analysis.

The Company’s total capital ratio under the risk-based capital guidelines exceeds regulatory guidelines of eight percent, as the total capital ratio equaled 16.34 percent and 16.98 percent at December 31, 2006 and 2005, respectively. The Company’s leverage capital ratio was 9.75 percent at December 31, 2006 and 9.47 percent at December 31, 2005, which also exceeds regulatory guidelines of four percent.

The Company is not aware of any factors, not otherwise disclosed, that would significantly affect its business operations. The Company has the liquidity to meet its obligations from stable sources of deposits and borrowings from reliable lending institutions, the assets to generate income from stable loan production with strong credit quality, and investments in triple-A credit rated securities, and sufficient capital to support its business and future growth prospects.

Interest Differential

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income between the years ended December 31, 2006 and 2005, and the years ended December 31, 2005 and 2004, on a tax equivalent basis.

	(000’s)
	2006 Compared to 2005 Increase (Decrease) Due to Change in			2005 Compared to 2004 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest income:
Interest on deposits in other banks	$(2.4)	$4.4	$2.0	$(3.7)	$2.7	$(1.0)
Federal funds sold	(127.8)	210.8	83.0	848.5	997.5	1,846.0
Securities:
U.S. government agencies	4,232.4	63.6	4,296.0	(7,794.6)	4,846.6	(2,948.0)
Mortgage-backed securities	(161.9)	3,515.9	3,354.0	(1,213.6)	4,083.6	2,870.0
Obligations of states and political subdivisions	423.0	(39.0)	384.0	991.8	(167.8)	824.0
Corporate securities, FHLB stock and other securities	(34.9)	429.9	395.0	(209.5)	1,011.5	802.0
Loans, net	1,018.8	9,604.2	10,623.0	459.7	9,255.3	9,715.0
Total interest earning assets	5,347.2	13,789.8	19,137.0	(6,921.4)	20,029.4	13,108.0
Interest expense:
Deposits:
NOW	13.6	1,090.4	1,104.0	95.6	664.4	760.0
Money market	(281.6)	1,277.6	996.0	(667.0)	645.0	(22.0)
Savings	(343.2)	3,447.2	3,104.0	62.9	3,371.1	3,434.0
Time	1,412.0	9,367.0	10,779.0	421.4	3,790.6	4,212.0
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	3,841.4	938.6	4,780.0	(7,456.0)	4,615.0	(2,841.0)
Subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	—	744.0	744.0	166.1	699.9	866.0
Total interest bearing liabilities	4,642.2	16,864.8	21,507.0	(7,377.0)	13,786.0	6,409.0
Increase (decrease) in interest differential	$705.0	$(3,075.0)	$(2,370.0)	$455.6	$6,243.4	$6,699.0

The variance, not solely due to rate or volume, is allocated between the average rate and average volume variances based upon their absolute relative weights to the total change. Nonaccruing loans are included in average balances for purposes of computing changes in average volume and average rate. The net amortization of loan commitment fees, net of certain direct loan origination costs for the years ended December 31, 2006, 2005, and 2004 of $2.2 million, $2.3 million, and $3.1 million, respectively, are included in interest income on loans, net.

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

Net interest income of $94.6 million on a tax equivalent basis for 2006 reflects a 2.4 percent decrease as compared to the $96.9 million in 2005. Net interest income on a tax equivalent basis for 2005 rose 7.4 percent as compared to the $90.2 million for 2004. The decrease in net interest income on a tax equivalent basis in 2006 was primarily due to a decrease in the net interest margin to 3.43 percent in 2006 from 3.62 percent in 2005, as compared to an increase in 2005 from 3.21 percent in 2004. Net interest income benefited from the excess of average interest earning assets over average interest bearing liabilities of $445.3 million in 2006, $456.1 million in 2005, and $403.5 million in 2004.

Interest income is determined by the volume of and related interest rates earned on interest earning assets. Interest income on a tax equivalent basis for 2006 increased to $180.1 million or by 11.9 percent as compared to 2005, which increased to $160.9 million or by 8.9 percent as compared to 2004. An increase in the average rate in all categories, except obligations of states and political subdivisions, contributed to a higher level of interest income in 2006 and 2005 compared to 2005 and 2004, respectively. An overall increase in average volume in 2006, except interest bearing deposits, federal funds sold, mortgage-baked securities, and corporate securities, FHLB stock and other securities, contributed to a higher level of interest income compared to 2005. An overall decrease in average volume in 2005, except federal funds sold, obligations of states and political subdivisions, and loans, net, partially offset the increase in interest income compared to 2004.

The decrease in net interest income due to changes in average rate in 2006 compared to 2005 was primarily due to higher rates paid on deposits in 2006 as a result of competitive market pressures to obtain these deposits with higher promotional rates. The increase in net interest income due to changes in average rate in 2005 compared to 2004 primarily resulted from higher yields on floating rate securities and loans as a result of the Board of Governors of the Federal Reserve System (“FRB”) raising short-term interest rates a total of 200 basis points during 2005.

Average interest earning assets increased in 2006 to $2,754.7 million compared to $2,678.5 million in 2005 and decreased from $2,807.6 million in 2004, reflecting a 2.8 percent increase and 4.6 percent decrease in 2006 and 2005, respectively. The Company’s ability to make changes in the asset mix enables management to capitalize on more desirable yields, as available, related to various interest earning assets.

Interest income on federal funds sold increased in 2006 due to higher average rate, partially offset by lower average volume, while such income increased in 2005 due to higher average volume and average rate, as compared to the prior year. The level of federal funds sold is dependent upon the amount of loan and deposit growth, cash flow requirements, and yields on alternative security investments. To a lesser extent, investments in interest bearing deposits are also an alternative to federal funds sold.

The average balances of total securities increased in 2006 and decreased in 2005. The increase in 2006 was due primarily to efforts to effectively leverage capital, as well as management’s efforts to balance the risk and liquidity of the entire portfolio. The decrease in 2005 was due to calls, maturities, and principal payments from amortizing securities, as well as management’s decision to not implement a significant amount of leveraging strategies during the year.

Interest income on total securities increased in both 2006 and 2005 compared to the prior years. The increase in 2006 and 2005 was primarily due to higher average interest rates on all categories except obligations of states and political subdivisions, and in 2006 higher average volume primarily from U.S. government agencies. The increase in 2005 was partially offset by lower average volume in U.S. government agencies, mortgage-backed securities, corporate securities, FHLB stock and other securities.

Loans are the largest component of interest earning assets and, due to their significance, are carefully reviewed with respect to the Company’s overall interest rate sensitivity position. Interest income on loans in 2006 and 2005 increased due to higher average volume and average rates. In 2006, average net loan balances increased $15.1 million to $1,498.2 million compared to 2005, while average net loans increased $7.6 million in 2005 to $1,483.1 million compared to 2004. Net loans outstanding increased $117.6 million to $1,577.4 million at December 31, 2006 from $1,459.8 million at December 31, 2005, or an 8.1 percent increase, compared to a decrease of $33.1 million, or 2.2 percent, in 2005 compared to 2004. Loan interest income was negatively impacted by interest income foregone on nonaccrual loans of $383,000 in 2006, $331,000 in 2005, and $157,000 in 2004.

Interest expense is a function of both the volume and rates paid for interest bearing liabilities. Interest expense in 2006 increased $21.5 million, or 33.6 percent, to $85.5 million, and in 2005 increased $6.4 million to $64.0 million, or 11.1 percent, compared to $57.6 million in 2004. Average balances in all categories increased in both 2006 and 2005, except for savings deposits in 2006 and money market deposits in 2006 and 2005. Average balances increased in 2006 and 2005 primarily due to continuing growth of deposits in existing branches from ongoing business development efforts. The increase in interest expense on interest bearing deposits in 2006 and 2005 was due to increases in average rate in all categories.

Non-interest earning deposits are an integral aspect of liability management and have a positive impact on the determination of net interest income. The level of non-interest bearing average demand deposits decreased 9.2 percent in 2006 to $313.1 million from $344.8 million in 2005, which was a 6.8 percent increase compared to $322.8 million in 2004.

The Company utilizes federal funds purchased, securities sold under agreements to repurchase and FHLB advances (“borrowings”) to fund loan growth in excess of deposit growth and to leverage the Company’s capital by funding security investments. Interest expense on borrowings increased in 2006 due to an increase in average volume and average rate. Interest expense decreased on borrowings in 2005 due to a decrease in average volume, partially offset by an increase in average rate.

Subordinated debt issued in connection with corporation-obligated mandatory redeemable securities of subsidiary trusts is issued to provide Tier I regulatory capital with interest that is deductible for federal and state income tax purposes. Such securities are issued on both a fixed and floating rate basis. Interest expense increased on these securities in 2006 and 2005 due to an increase in the average rate and, in 2005, as a result of an increase in securities issued.

The net interest spread on a tax equivalent basis for the years ended December 31, 2006, 2005, and 2004 is as follows:

Net Interest Spread Analysis

	2006	2005	2004
Average interest rate on:
Total average interest earning assets	6.54%	6.01%	5.26%
Total average interest bearing liabilities	3.70	2.88	2.39
Total average interest bearing liabilities and demand deposits	3.26	2.49	2.11
Net interest spread excluding demand deposits	2.84%	3.13%	2.87%
Net interest spread including demand deposits	3.28%	3.52%	3.15%

In 2006, the net interest spread decreased due to rates on interest bearing liabilities increasing at a faster rate than yields on interest earning assets primarily from competitive market pressures to obtain deposits with higher promotional rates. In 2005, the net interest spread increased due to yields on assets increasing at a faster rate than rates on interest bearing liabilities from 200 basis points of short-term rate increases by the FRB and an asset sensitive balance sheet during a significant part of 2005.

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

The Company’s balance sheet at December 31, 2006 is liability sensitive during the short-term period (one year and less). If the U.S. Treasury yield curve maintains an inverted position whereby short-term interest rates are at levels higher than medium- to long-term interest rates or a relatively flat position, compression of the net interest margins may continue to occur and the Company’s net interest income would be negatively affected.

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

Non-interest income for 2006 was $8.6 million compared to $7.9 million for 2005, and $9.0 million in 2004. The increase in 2006, as compared to 2005, is primarily due to gains on securities transactions of $431,000, and higher other income of $875,000, partially offset by lower service charges and fees and gains on sales of loans of $314,000 in 2005. The decrease in non-interest income in 2005 is primarily due to gains on securities transactions during 2004 of $1,199,000 and lower service charges and fees of $658,000, partially offset by increases in other income of $453,000 and gains on sales of loans of $314,000 compared to 2004.

Gains on securities transactions in 2006 and 2004 were the result of gains realized on sales of available for sale securities. There were no gains on securities transactions realized in 2005. During 2005, the Company sold $7.2 million of residential mortgages to Freddie Mac and realized a gain of $314,000. There were no gains on sales of loans in 2006 and 2004.

Service charges and fees on deposit accounts decreased 8.0 percent and 15.5 percent in 2006 and 2005, respectively, compared to the prior years. The decreases primarily reflect lower non-sufficient funds fees on checking accounts.

The increase in other income in 2006 reflects increases in loan prepayment fees, debit card fee income and other non-interest income. The 2006 increase was partially offset by decreases in letter of credit fees, fee income on investment product sales, and mortgage servicing income. The 2005 increase in other income primarily reflects higher letter of credit and credit card fees, income from merchant credit card transactions, and other non-interest income. The 2005 increase was partially offset by lower fee income from investment product sales and lower loan prepayment fees compared to the prior year.

Loan prepayment fees increased in 2006 and 2005, as compared to the prior periods, due to a higher amount of loan refinancing and payoffs in the Bank’s competitive market. Letter of credit fees fluctuate depending on the needs of the Bank’s customer base, particularly those involved in real estate development. Increases in other fee categories reflect increased marketing and business development efforts.

Non-Interest Expenses

Non-interest expenses are primarily incurred to support the existing operations and growth of the Company, to increase its market share and customer base, to support the Company’s investment in people and technology, and to handle administrative functions. Non-interest expenses declined to $52.1 million for 2006, or 1.1 percent from $52.7 million for 2005, compared to a 2.3 percent increase in 2005 from $51.5 million for 2004. The decrease in 2006 represents the Company’s ability to control and reduce areas of operating expenses even with the addition in 2006 of $1.2 million of expense related to stock-based compensation from the implementation of SFAS No. 123R. The increase in 2005 reflects increased business volume and investments in people and technology.

The Company’s efficiency ratio (a lower ratio indicates greater efficiency), which compares non-interest expense to total adjusted revenue (taxable equivalent net interest income, plus non-interest income, excluding gains on securities transactions and gains on sales of loans), was 50.7 percent in 2006 compared to 50.4 percent in 2005, and 52.5 percent in 2004. The increase in the efficiency ratio in 2006, as compared to 2005, is primarily due to a lower net interest margin, partially offset by a decrease in non-interest expenses. The decrease in efficiency ratio in 2005 as compared to 2004 is partially due to an increase in the net interest margin combined with a relatively smaller increase in non-interest expenses.

Salaries and employee benefits, the largest component of non-interest expenses, declined 0.6 percent in 2006 to $33.0 million from $33.2 million in 2005, compared to a 7.7 percent increase in 2005 from $30.9 million in 2004. The decrease in 2006 primarily reflects lower levels of incentive compensation, medical costs, and a higher level of deferred loan origination costs, partially offset by stock-based compensation expense. The increase in 2005 primarily reflects higher salaries, medical costs and incentive compensation.

The percentages of salaries and employee benefits as a percentage of total non-interest expenses for 2006, 2005, and 2004 are set forth in the following table:

	2006	2005	2004
Employees at December 31,
Full-time employees	367	377	367
Part-time employees	37	39	43

	(000’s, except percentages)
Salaries and employee benefits
Salaries	$17,827	$17,806	$17,206
Payroll taxes	1,897	1,843	1,774
Medical plans	3,428	3,936	3,775
Incentive compensation plans	5,861	6,891	5,542
Deferred compensation and employee retirement plans	2,205	2,132	1,948
Stock-based compensation expense	1,239	—	—
Other	572	624	613
Total	$33,029	$33,232	$30,858
Percentage of salaries and employee benefits to total non-interest expenses	63.4%	63.1%	59.9%

Occupancy and equipment expenses increased in 2006 to $7,986,000, a 2.9 percent increase compared to the 2005 amount of $7,759,000, which represents a decrease of 1.1 percent over 2004. The increase in 2006 is due to higher leasing and renovation costs on several Bank branch locations and maintenance contracts on new imaging equipment. The 2006 increase was partially offset by lower depreciation expense as assets became fully depreciated. The decrease in 2005 is a result of decreases in rent expense and building maintenance due to the closing of the Mamaroneck branch in the 2005 first quarter, a decrease in maintenance expense related to the network infrastructure, and less depreciation expense as assets became fully depreciated. The 2005 decrease was partially offset by increases in real estate taxes from adjustments of real estate taxes on owned properties in the prior year and higher utility costs due to rising energy prices.

Advertising and business development expense decreased to $2,662,000, a 1.6 percent decrease, compared to the $2,704,000 recorded in 2005, which reflects an increase of 3.1 percent compared to 2004. The decrease in 2006 is primarily due to lower costs incurred for promotional and special events. The increase in 2005 is principally due to a new cable television and print advertising campaign to further promote the Company’s brand, “Do business with us, do better with us.”®

Professional fees decreased 25.2 percent to $1,441,000 in 2006 from $1,926,000 in 2005, which was a 31.1 percent decrease from the $2,796,000 recorded in 2004. The 2006 and 2005 decreases reflect lower professional fees in connection with litigation related to the Dutch Hill Loan and a decrease in outside service fees for compliance with the Sarbanes-Oxley Act of 2002.

Communications expense increased 5.6 percent in 2006 to $1,286,000 from $1,218,000 in 2005, which was a 19.1 percent decrease from $1,506,000 in 2004. The increase in 2006 reflects an increase in costs to support the network infrastructure and increased mailings in the Bank’s market area, while the decrease in 2005 reflects decreased costs related to data and telephone lines.

Stationery and printing expense increased 0.9 percent to $577,000 in 2006 from $572,000 in 2005 and decreased 11.5 percent from $646,000 in 2004. The increase in expense in 2006 reflects a higher level of miscellaneous supplies, partially offset by a decrease in printing costs from the use of in-house printing and technology. The decreases in expense in 2005 reflect a reduction in miscellaneous supplies for the branch network.

Amortization of intangibles decreased to $1,114,000 in 2006, compared to $1,146,000 in 2005 and $1,126,000 in 2004. The decrease in 2006 reflects a reduction of core deposit intangible amortization. The increase in 2005 reflects additional amortization related to the core deposit intangible allocated in the Reliance Bank acquisition in March 2004.

Other non-interest expenses, as reflected in the following table, decreased in 2006 and increased in 2005. The decrease in 2006 primarily reflects a reduction of courier fees for branch locations and credit card expenses related to rewards programs. The increase in other non-interest expenses in 2005 primarily reflects higher credit card related costs associated with bonus awards, partially offset by a decrease in outside services resulting from a decrease in consulting fees.

	(000’s, except percentages)
Other non-interest expenses	2006	2005	2004
Other insurance	$408	$384	$370
Courier fees	549	629	615
Dues, meetings, and seminars	558	544	528
Outside services	996	888	1,018
U.S.B. Foundation, Inc.	252	250	250
Credit card related costs	490	535	346
Other	527	640	699
Total	$3,780	$3,870	$3,826
Percentage of total non- interest expenses	7.3%	7.3%	7.4%

To monitor and control the level of non-interest expenses and non-interest income, the Company continually monitors the system of internal budgeting, including analysis and follow-up of budget and prior period variances.

Income Taxes

Income tax provisions of $15,376,000, $15,964,000, and $13,860,000 were recorded in 2006, 2005, and 2004, respectively. The Company is currently subject to a statutory Federal tax rate of 35.0 percent, the higher of a New York State tax of 7.5 percent of New York State income, a tax on alternative income, or a tax on assets, and a Metropolitan Transportation tax of 17.0 percent of the New York State tax (as defined), a Connecticut State tax rate of 7.5 percent of Connecticut State income, a New York City tax rate of 9.0 percent of New York City income, and a Delaware State Franchise tax based on the number of authorized shares. The Company paid a New York State tax on assets in 2006 and 2005. The Company’s overall effective income tax rate was 32.8 percent in 2006, 32.5 percent in 2005, and 33.1 percent in 2004.

The lower effective income tax rate in all years as compared to statutory rates primarily reflects lower state income taxes and investments in tax exempt municipal bonds, as well as an adjustment to the income tax reserves from the completion of New York State and Federal income tax examinations in prior years. As a result of a reduction in taxable income for state tax purposes, the Company has established a valuation allowance net of Federal tax benefit at December 31, 2006 and 2005 in the amount of $2.4 million and $2.0 million, respectively, to fully reserve the amount of the state deferred tax assets that are more likely than not, in management’s judgment, not realizable. Other pertinent income tax information is set forth in the Notes to the Consolidated Financial Statements.

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

During July 2004, the Company transferred at fair value available for sale U.S. government agency securities with an amortized cost basis and fair value of approximately $307.6 million and $298.2 million, respectively, to held to maturity. The unrealized loss of $9.4 million, $6.2 million net of tax, was included as a component of other comprehensive income and is being accreted over the remaining life of the securities transferred. As of December 31, 2006 and 2005, the unrealized loss of $7.8 million and $8.5 million, $5.1 million and $5.5 million net of tax, respectively, was included as a component of other comprehensive income. Management does not intend to sell these securities.

The Company has continued to exercise its conservative approach to investing by purchasing high credit quality investments and controlling interest rate risk by investing in securities with periodic cash flow or with interest rates that reprice periodically, and longer-term maturities to complement the asset/liability structure of the balance sheet. Generally, most securities may be used to collateralize borrowings and public deposits. As a result, the securities portfolio is an integral part of the Company’s funding strategy. The securities portfolio, including the Bank’s investment in FHLB stock, of $1,217.8 million and $1,153.6 million at December 31, 2006 and 2005, consists of securities held to maturity totaling $751.9 million and $746.9 million, securities available for sale totaling $431.3 million and $376.0 million, and FHLB stock of $34.5 million and $30.8 million, respectively.

Securities, including FHLB stock, represent 44.0 percent, 42.2 percent, and 46.5 percent of average interest earning assets in 2006, 2005, and 2004, respectively. Emphasis on the securities portfolio will continue to be an important part of the Company’s asset/liability strategy. The size of the securities portfolio will depend on deposit and loan growth, the ability of the Company to take advantage of leverage opportunities, and the availability of high quality and rated securities with acceptable yields and structures. The carrying value, estimated fair value, weighted average yields, and maturity distributions of securities and information on securities in a gross unrealized loss position are included in the Notes to the Consolidated Financial Statements.

Obligations of U.S. government agencies principally include Federal Home Loan Bank, Fannie Mae and Freddie Mac debentures and notes. At December 31, 2006 and 2005, the outstanding balances held in such U.S. government agency securities totaled $711.7 million and $710.4 million, respectively. For 2006, U.S. government agency securities increased $1.3 million due primarily to an increase of $0.6 million of amortization of the unrealized loss on transfer of available for sale securities to held to maturity, an increase of $0.6 million in the estimated fair value of available for sale securities, and an increase of $0.1 million in discount accretion. For 2005, U.S. government agency securities increased $127.3 million due to purchases of $345.0 million in U.S. government agency bonds, net discount accretion of $0.2 million, and $0.7 million of amortization of the loss on transfer of available for sale securities to held to maturity, which were partially offset by redemptions of $217.3 million and a decrease in the fair value of available for sale securities of $1.3 million. There were no purchases of these securities in 2006. In 2005, the net new purchases of callable U.S. government agency securities consisted of fixed-rate securities with longer-term maturities and call options by the issuer to increase yield.

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

Mortgage-backed securities, including CMOs, increased $54.7 million to $359.0 million at December 31, 2006, and decreased $119.4 million to $304.3 million at December 31, 2005. The increase in 2006 was due primarily to purchases of $155.4 million and an increase of $0.1 million in discount accretion, partially offset by sales of $47.0 million, principal paydowns of $52.8 million, and a decrease in the estimated fair value of available for sale securities of $1.0 million. The decrease in 2005 was due primarily to principal paydowns of $158.0 million and a decrease in the estimated fair value of available for sale securities of $2.4 million, partially offset by purchases of $40.9 million and net discount accretion of $0.1 million.

The following table sets forth additional information concerning mortgage-backed securities, including CMOs, as of the periods indicated:

	(000’s) December 31,
	2006	2005	2004
U.S. government agency:
Mortgage-backed securities:
Fixed rate	$156,063	$169,346	$164,609
Collateralized mortgage obligations:
Fixed rate	88,841	—	—
Adjustable rate	113,568	134,709	259,030
Other	527	234	32
Total	$358,999	$304,289	$423,671

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

The outstanding balances in obligations of states and political subdivisions at December 31, 2006 and 2005 were $112.3 million and $108.0 million, with purchases of $30.7 million and $34.4 million, and net discount accretion of $0.1 million in both years, partially offset by maturities and other decreases of $26.5 million and $11.3 million during 2006 and 2005, respectively. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. The obligations are principally New York State political subdivisions with diversified final maturities and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

The Company invests in medium-term corporate debt securities, bank and other equity securities, and other securities that are rated investment grade by nationally recognized credit rating organizations at the time of purchase. The Company had outstanding balances in corporate securities of $0.2 million and $0.1 million at December 31, 2006 and 2005, respectively, consisting of bank and other equity securities.

The total investment in FHLB stock was $34.5 million, $30.8 million, and $31.1 million at December 31, 2006, 2005, and 2004, respectively. The increase in 2006 reflects purchases of $20.2 million, partially offset by redemptions of $16.5 million. The decrease in 2005 reflects redemptions of $40.8 million, partially offset by purchases of $40.5 million. The Bank is a member of the FHLB. As a prerequisite to obtaining increased funding from the FHLB, the Bank may be required to purchase additional shares of FHLB stock. Conversely, the FHLB may require the Bank to redeem shares of FHLB stock if the Bank’s borrowings from the FHLB decline.

Except for securities of the U. S. government agencies (principally callable and mortgage-backed securities), Freddie Mac, Ginnie Mae, Fannie Mae, and Federal Home Loan Bank, there were no obligations of any single issuer that exceeded ten percent of stockholders’ equity at December 31, 2006 and 2005.

Loan Portfolio

Loans represent the largest and highest yielding earning asset of the Company. Loan volume is dependent on the Bank’s ability to originate loans in the competitive markets in which it operates. Critical factors include the credit worthiness of borrowers, the economy of the Bank’s markets, and the level of interest rates. Also, impacting net loan growth is the level of loan prepayments, which occur more frequently in the current low interest rate environment. The Company continues to originate a significant portion of loans collateralized by real estate within the markets it primarily conducts business. The favorable economic conditions for both commercial and residential real estate and the credit worthiness of new and existing customers allowed the Bank to increase net loans outstanding in 2006, while significant loan prepayments in 2005 resulted in a decrease in net loans outstanding in 2005.

Increasing the loan portfolio and maintaining the loan portfolio’s performance is an integral part of the Company’s business strategy and revenue growth. During 2006, the average balance of net loans of the Company increased $15.1 million to $1,498.2 million, and increased $7.6 million in 2005 to $1,483.1 million, as compared to the 2004 average balance of $1,475.5 million. Loans outstanding at December 31, 2006 increased $118.4 million to $1,593.4 million, or 8.0 percent as compared to loans outstanding at December 31, 2005. At December 31, 2005, loans outstanding decreased $33.1 million to $1,475.0 million, or a 2.2 percent decrease compared to loans outstanding at December 31, 2004.

The 2006 loan growth resulted from: an increase in construction and land development loans of $99.0 million; an increase in residential mortgage loans of $16.2 million; an increase in installment loans of $21.4 million; an increase in credit card loans of $0.7 million; and an increase in other loans categories, net of deferred loan commitment fees of $3.3 million. The increases were partially offset by decreases in commercial mortgages of $13.5 million, time and demand loans of $7.3 million, and home equity loans of $1.3 million.

The 2005 loan decrease resulted from a decrease in construction and land development loans of $35.3 million; a decrease in demand loans of $18.2 million; a decrease in commercial mortgages of $8.1 million; a decrease in installment loans of $0.6 million; and a decrease in other loans categories, net of deferred loan commitment fees of $3.5 million. The decrease was partially offset by increases in residential mortgage and home equity loans of $28.6 and $3.6 million, and credit card loans of $0.4 million, respectively.

Real estate collateralized loans consisting of construction mortgages, interim and permanent commercial mortgages, home equity, and residential mortgages represent 88.6 percent and 88.9 percent of total gross loans at December 31, 2006 and 2005, respectively. Commercial mortgages, residential mortgages, and construction and land development loans will continue to be emphasized, as these loans represent quality real estate secured loans. At December 31, 2006 and 2005, the Company had approximately $244.6 million and $242.7 million of committed but unfunded commercial mortgage loans, construction and land development loans, and $89.8 million and $81.0 million of committed and unfunded residential mortgage loans (both first and junior liens), respectively.

Time and demand loans are loans to businesses and individuals that are secured by collateral other than real estate (i.e., accounts receivable and inventory) or are unsecured. These loans decreased to $140.4 million in 2006 from $147.7 million in 2005. The Company will continue its efforts to diversify its loan portfolio and offer a number of commercial customers (including commercial real estate customers) lines of credit. Installment loans to individuals and businesses increased in 2006 to $28.6 million from $7.2 million in 2005, which was a decrease from $7.8 million in 2004. The increase in 2006 was primarily due to a $20.0 million loan to one customer.

The Bank currently provides Union State Bank Visa and MasterCard credit cards. At December 31, 2006 and 2005, the Bank had unused credit card lines of $46.0 million and $41.3 million, and outstanding balances of $7.4 million and $6.8 million, respectively. The credit card business allows the Company to increase its consumer lending.

At December 31, 2006 and 2005, time and demand, installment, credit card, and other loans represented 11.4 percent and 11.1 percent of gross loans, respectively.

Nonaccrual loans, which are primarily collateralized by real estate, increased at December 31, 2006 to $9.8 million compared to $9.0 million at December 31, 2005, and $1.6 million as of December 31, 2004. Net income is adversely impacted by the level of non-performing assets caused by the deterioration of the borrowers’ ability to meet scheduled interest and principal payments. In addition to forgone revenue, the Company must increase the level of provisions for credit losses and incur collection costs and other costs associated with the management and disposition of foreclosed properties.

The most significant non-performing loans have typically been construction and real estate related commercial loans, and commercial lease finance loans. Although the Bank has an aggressive foreclosure policy, the process is often slow and can be hampered by legal and market factors. Loans considered to be impaired were $9.2 million and $16.0 million at December 31, 2006 and 2005, respectively. Net loan charge-offs against the allowance for loan losses were $0.8 million in 2006, compared to $0.1 million in 2005 and $3.2 million in 2004. The charge-offs in 2004 reflect $3.2 million related to the Dutch Hill Loan.

The non-performing loans in 2006 are primarily the result of loans related to two customer relationships. As of December 31, 2006, the loans related to one customer relationship aggregating $1.8 million have been placed on nonaccrual status as a result of a real estate construction project experiencing unexpected delays in completing the construction. A specific allowance for loan loss of $0.7 million was allocated to these impaired loans at December 31, 2006. The loans related to another customer relationship aggregating $7.3 million of commercial loans as of December 31, 2006 involve problems with sources of repayment from operating cash flows. No specific allowance for loan loss was allocated to these impaired loans due to the market value of the real estate collateral. The loans in both customers’ relationships are also supported by personal guarantees. For further information on non-performing loans, see Note 5 to the Notes to Consolidated Financial Statements.

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

The allowance for loan losses of $16.0 million and $15.2 million at December 31, 2006 and 2005, respectively, is available to absorb charge-offs from any loan category, while additions are made through charges to income and recoveries of loans previously charged-off. In addition to the allowance for loan losses (the “allowance”), a reserve for credit losses related to unfunded loan commitments and standby letters of credit (the “reserve”) at both December 31, 2006 and 2005 of $1.1 million is included in other liabilities.

Management makes an assessment of the degree of risk associated with the various elements of the loan portfolio. At December 31, 2006 and 2005, it is estimated that 8 percent of the allowance and the reserve is applicable to time and demand loans, 88 percent and 87 percent, respectively, is related to loans collateralized by real estate, including commercial and construction loans, 3 percent and 2 percent, respectively, is applicable to installment, credit card and other loans, and 1 percent and 3 percent, respectively, are unallocated.

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

Management takes a prudent and cautious position in evaluating various business and economic uncertainties in relation to the Company’s loan portfolio. In management’s judgment, the allowance and reserve are considered adequate to absorb losses inherent in the credit portfolio. A substantial portion (88.6 percent at December 31, 2006) of total gross loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. The collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates. The provisions for credit losses established in 2006, 2005, and 2004, and the related allowance and reserve reflect net charge-offs and losses incurred with respect to real estate, time and demand, installment, credit card, and other loans, and the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio.

Management believes the allowance and the reserve at December 31, 2006 appropriately reflect the risk elements inherent in the total loan portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance or the reserve in response to changing economic conditions or regulatory examinations. During 2006, the New York State Banking Department completed an examination of the Bank. During 2005, the Federal Reserve Bank of New York (“FRBNY”) and the FDIC completed examinations of the Company and the Bank, respectively. As a result of these examinations, no adjustments to the allowance or the reserve were required.

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturities of loans outstanding at December 31, 2006 (excluding installment loans to individuals and real estate loans other than construction loans), and the amount of such loans by maturity date that have predetermined interest rates and the amounts that have floating or adjustable rates.

	(000’s, except percentages)
	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total	Percent
Loans:
Time and demand loans	$89,240	$47,620	$3,556	$140,416	31%
Commercial installment loans	237	26,042	197	26,476	6
Mortgage construction loans	111,748	178,854	—	290,602	63
Total	$201,225	$252,516	$3,753	$457,494	100%
Rate Sensitivity:
Fixed or predetermined interest rates	$2,053	$79,690	$1,238	$82,981	18%
Floating or adjustable interest rates	199,172	172,826	2,515	374,513	82
Total	$201,225	$252,516	$3,753	$457,494	100%
Percent	44%	55%	1%	100%

Contractual Obligations

In the normal course of business, the Company incurs contractual obligations. A summary of all significant contractual obligations as of December 31, 2006 are summarized below:

	(000’s)
Contractual Obligations	Within 1 Year	After 1 But Within 3 Years	After 3 But Within 5Years	After 5 Years	Total
Operating lease obligations	$1,279	$2,254	$847	$326	$4,706
Borrowings	30,726	62,543	132,049	482,697	708,015
Time deposits	807,539	72,517	20,132	—	900,188
Employment agreements	3,450	2,784	—	—	6,234
Total	$842,994	$140,098	$153,028	$483,023	$1,619,143

Further information is included in Note 6, Note 7, Note 9, and Note 16 to the Consolidated Financial Statements, as applicable.

Off-Balance Sheet Commitments

Off-balance sheet commitments incurred in the normal course of business as of December 31, 2006 are summarized below. Lines of credit in the following table are available upon demand. It is not expected that standby letters of credit will be funded. Other loan commitments represent committed but not yet funded commercial and residential real estate loans.

	(000’s)
Commercial Commitments	Within 1 Year	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
Lines of credit	$534,064	$—	$—	$—	$534,064
Standby letters of credit	39,070	—	—	—	39,070
Other loan commitments
— Commercial	23,745	—	—	—	23,745
— Residential	10,705	—	—	—	10,705
Total	$607,584	$—	$—	$—	$607,584

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

Total deposits at December 31, 2006 increased 2.7 percent to $1,896.4 million from $1,847.2 million at December 31, 2005, and decreased 0.6 percent from $1,858.2 million as of December 31, 2004. Excluding municipal time deposits, which are acquired on a bid basis, and brokered time deposits, total deposits increased to $1,680.7 million, or by 0.1 percent, as of December 31, 2006 and decreased to $1,678.5 million, or by 1.0 percent, as of December 31, 2005.

Average deposits outstanding decreased to $1,869.2 million, or by 1.6 percent, in 2006, and increased to $1,898.9 million, or by 1.1 percent, in 2005 from $1,878.8 million as of December 31, 2004. Average deposits, excluding municipal time deposits and brokered time deposits, decreased to $1,717.1 million, or by 1.1 percent, in 2006 and to $1,735.8 million, or by 0.1 percent, in 2005 from $1,735.3 in 2004.

Average non-interest bearing deposits decreased 9.2 percent to $313.1 million in 2006 compared to 2005, and increased 6.8 percent to $344.8 million in 2005 compared to the prior year, due to business development efforts. The decrease in 2006 was primarily due to competition for non-interest bearing deposits as customers favored interest bearing accounts with promotional rates.

Average interest bearing deposits in 2006 increased $1.9 million and in 2005 decreased $1.9 million. The increase in 2006 reflects increases in NOW and time deposits, partially offset by decreases in money market and savings deposits. The 2005 decrease reflects a decrease in money market deposits, partially offset by increases in all other deposit categories.

Average balances in NOW deposits increased $1.7 million in 2006 and $19.8 million in 2005, due primarily to an increase in average municipal deposits. The decreases of $16.9 million in 2006 and $49.1 million in 2005 in average money market deposits, and the decrease of $27.8 million in 2006 in average savings deposits resulted primarily from customers seeking higher rates on competitive products. Savings deposits average balances increased $10.9 million in 2005 due to a promotional high yielding savings product offered throughout the year.

In 2006 and 2005, average time deposits outstanding increased $45.0 million and $16.5 million, respectively. Average time deposits increased in 2006 and 2005 primarily by obtaining retail time deposits with short- to medium-term maturities by offering attractive rates. The increase in 2006 was partially offset by a decrease in average brokered deposits.

Municipal and brokered time deposits are used to fund loan growth in excess of retail and commercial deposit growth and security purchases, and to leverage the balance sheet. Average municipal deposits increased $37.1 million in 2006 and $19.5 million in 2005 to provide funding of average interest earning assets growth. In 2006 and 2005, average time deposits over $100,000 (including municipal deposits) increased $52.4 million and $28.7 million, respectively, compared to the prior years. Deposits of over $100,000 are generally for maturities of 30 to 180 days and are acquired to fund loans and securities.

Deposit costs generally increased in 2006 and 2005, which was a period of rising interest rates. The FRB increased short-term interest rates 100 basis points and 200 basis points during 2006 and 2005, respectively. The short-term rate increases caused average deposit rates to increase resulting in an increase in overall average deposit rates during 2006 and 2005. It is expected that depositors will continue to favor short-term deposit products to react quickly to the rising short-term interest rate environment, which will result in higher volatility of net interest margins due to the quick repricing of deposits during periods of both rising and declining interest rates.

The following table summarizes the average amounts and rates of various classifications of deposits for the periods indicated:

	(000’s, except percentages) Year Ended December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits	$313,101	—%	$344,807	—%	$322,753	—%
NOW accounts	189,229	1.38	187,537	0.80	167,787	0.44
Money market accounts	156,813	2.34	173,734	1.54	222,829	1.21
Savings deposits	409,162	2.18	436,963	1.33	426,031	0.56
Time deposits	800,854	4.17	755,886	2.99	739,379	2.49
Total	$1,869,159	2.60%	$1,898,927	1.72%	$1,878,779	1.29%

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

Stockholders’ equity increased to $223.4 million in 2006, or 9.4 percent, compared to $204.2 million in 2005, and increased 12.1 percent in 2005 compared to $182.0 million in 2004. The increase in 2006 was attributable to net income of $31.6 million, common stock options exercised and related tax benefit of $13.0 million, compensation cost related to stock options of $1.2 million, and a decrease in accumulated other comprehensive loss of $0.1 million, partially offset by cash dividends of $12.4 million and purchases of treasury stock of $14.2 million. The increase in 2005 was attributable to net income of $33.2 million, common stock options exercised and related tax benefit of $12.3 million and other increases of $0.1 million, partially offset by cash dividends of $11.6 million, purchases of treasury stock of $9.8 million, and an increase in accumulated other comprehensive loss of $2.0 million.

The Company manages capital through its earnings, stock option plans, dividend policy, and stock repurchase programs. During 2006 and 2005, the Company acquired 476,542 and 422,534 common shares, respectively, through stock repurchase plans and common shares tendered in connection with stock option exercises.

Cash dividends on the Company’s common stock have been paid since 1986, the first dividend paid in the Company’s history. In the first quarter of 1988, the Board of Directors authorized a quarterly cash dividend policy. Junior preferred stock dividends issued by TPNZ were approximately $10,000 in 2006, 2005, and 2004.

The various components and changes in common stockholders’ equity are reflected in the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004.

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

The risk-based capital ratios were as follows at December 31:

	2006	2005	2004
Tier I Capital:
Company	15.43%	16.00%	14.15%
Bank	14.89%	15.67%	13.93%
Total Capital:
Company	16.34%	16.98%	15.07%
Bank	15.82%	16.65%	14.85%

The Bank and Company must also maintain a minimum leverage capital ratio of at least 4 percent, which consists of Tier I capital based on risk-based capital guidelines, divided by average quarterly tangible assets (excluding intangible assets that were deducted to arrive at Tier I capital).

The leverage capital ratios were as follows at December 31:

	2006	2005	2004
Company	9.75%	9.47%	8.15%
Bank	9.38%	9.32%	8.00%

To be considered “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), an institution must generally have a leverage capital ratio of at least 5 percent, Tier I capital ratio of 6 percent, and Total capital ratio of 10 percent. The Bank exceeds all current regulatory capital requirements and was in the “well capitalized” category at December 31, 2006. Management fully expects that the Company and the Bank will maintain a strong capital position in the future.

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

Aside from cash on hand and due from banks, liquid assets are federal funds sold, which are available daily, and interest bearing deposits with banks. Excess liquid funds are invested by selling federal funds, which mature daily, to other financial institutions in need of funds. At December 31, 2006 and 2005, the Bank sold overnight federal funds in the amounts of $23.6 million and $22.3 million, respectively. Average balances of overnight federal funds sold for the year ended December 31, 2006 and 2005 were $44.6 million and $65.8 million, respectively.

Other sources of asset liquidity include maturities of and principal and interest payments on securities and loans. The security and loan portfolios are of high credit quality and of mixed maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash should the need arise. The ability to redeploy these funds is an important source of medium to long-term liquidity. The amortized cost of securities available for sale and held to maturity having the earlier of contractual maturities, expected call dates or weighted average lives of one year or less amounted to $68.1 million at December 31, 2006. This represented 5.7 percent of the amortized cost of the securities portfolio, compared to 2.1 percent at December 31, 2005. The foregoing amount reflects mortgage-backed securities maturities based on a weighted average life, which does not consider monthly principal payments and prepayments received on these securities. Including the estimated cash flow from principal payments of mortgage-backed securities, the total cash flow of the security portfolio in the one year time frame is approximately $124.3 million at December 31, 2006, or 10.5 percent of the amortized cost of the securities portfolio. Excluding installment loans to individuals and real estate loans other than construction loans, $201.2 million, or 44 percent of such loans at December 31, 2006 mature in one year or less.

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

The Bank pledges certain of its assets as collateral for deposits of municipalities, FHLB borrowings, securities sold under agreements to repurchase, letters of credit and Federal Reserve Bank Treasury Tax and Loan deposits. The Bank had advances aggregating $101.8 million from the FHLB and borrowed $606.2 million under securities sold under agreements to repurchase at December 31, 2006. By utilizing collateralized funding sources, the Bank is able to access a variety of cost effective sources of funds. However, the pledging of assets for borrowings reduces the Bank’s ability to convert such assets to cash as the need arises. The assets pledged consisting of residential real estate loans, U.S. government agency securities, obligations of states and political subdivisions, and mortgage-backed securities totaled $1,086.9 million and $959.5 million at December 31, 2006 and 2005, respectively.

Additional liquidity is provided by the ability to borrow from the FRBNY discount window, which borrowings must be collateralized with U.S. Treasury or government agency securities. The Bank has never used its ability to borrow from the discount window.

Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity, and other factors. Based upon certain assets that are available for pledge as collateral, the Bank has the potential to borrow up to an additional $430.3 million as of December 31, 2006. The Bank may also borrow up to $90.0 million overnight under federal funds purchase agreements with six correspondent banks. Another source of funding for the Company is capital market funds, which includes preferred stock, convertible debentures, Capital Securities, common stock, and long-term debt qualifying as regulatory capital.

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

Changes in the shape of the U.S. Treasury yield curve will also impact net interest income for institutions such as the Bank, which price assets at varying terms, while liabilities are generally shorter-term. Generally, a steep U.S. Treasury yield curve (i.e., lower short-term rates and higher medium to long-term rates) will have a positive effect on net interest income, while a flatter or inverted U.S. Treasury yield curve will have a negative effect. Excessive levels of interest rate risk can result in a material adverse effect on the Company’s future financial condition and profitability. Accordingly, effective risk management techniques that maintain interest rate risk at prudent levels are essential to the Company’s safety and soundness.

Substantially all market risk sensitive instruments are held to maturity or available for sale. The Company does not acquire any significant amount of financial instruments for trading purposes. Federal funds, both purchased and sold, which rates have the potential to change daily, and loans and deposits tied to certain indices, such as the prime rate and LIBOR, are the most market rate sensitive and have the most stable fair values. The least market rate sensitive instruments, which have the least stable fair values, include long-term fixed rate loans, capped floating and fixed rate securities with call options, and fixed rate time deposits. For market rate sensitive instrument types falling between these extremes, the management of maturity and repricing distributions is as important as the balances maintained.

The management techniques for maturity and repricing distributions involve the matching or mismatching to increase net interest spreads of interest rate maturities, as well as principal maturities, and is a key determinant of net interest income. In periods of rapidly changing interest rates, an imbalance between the rate sensitive assets and liabilities can cause fluctuations in net interest income and earnings. Establishing patterns of sensitivity that will enhance future growth regardless of frequent shifts in market conditions is one of the objectives of the Company’s asset/liability management strategy.

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

The Company uses two methods to evaluate its market risk to changes in interest rates, a “Static Gap” evaluation and a simulation analysis of the impact of a gradual parallel shift in interest rates on the Company’s net interest income.

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

The “Static Gap” is presented in the table on page 78. Balance sheet items are categorized by contractual maturity, expected principal paydowns for mortgage-backed securities, or repricing dates, with floating rate loans constituting the bulk of the floating rate category. The determination of the interest rate sensitivity of non-contractual items is arrived at in a subjective manner. Passbook and statement savings accounts, NOW, and money market accounts are viewed as a relatively stable source of funds and less price sensitive and are therefore classified partially as short-term and partially as intermediate-term funds.

At December 31, 2006, the “Static Gap” shows a negative cumulative gap of $391.8 million or 13.9 percent of interest earning assets in the over three months to one year repricing period, due principally to higher levels of deposits and long-term borrowings that reprice within one year or less over the levels of floating rate and short-term repriceable assets. A significant portion of the loans in the over one year to five years category represents three and five year adjustable rate commercial mortgages. Origination of such loans has allowed the Company to generate an asset structure repriceable within three to five years to reduce long-term interest rate risk. Longer-term loans and securities are originated or purchased to maximize yield and provide protection if rates decrease.

The simulation analysis estimates the effect of an increase or decrease in interest rates based on the slope of the U.S. Treasury yield curve and the resulting impact on net interest income. This analysis incorporates management’s assumptions about maturities and repricing of existing assets and liabilities without consideration of future growth or other actions that may be taken to react to changes in interest rates and changing relationships between interest rates (i.e., basis risk). These assumptions have been developed through a combination of historical analysis and future expected pricing behavior.

For a given level of market interest rate changes, the simulation analysis can consider the impact of the varying behavior of cash flows from principal prepayments on the loan portfolio and mortgage-backed securities, call activities on investment securities, and can consider embedded option risk by taking into account the effects of interest rate caps and floors. The Company assesses the results of the simulation analysis on a quarterly basis and, if necessary, implements suitable strategies to adjust the structure of its assets and liabilities to reduce potential unacceptable risks to net interest income.

Net interest income is forecasted using rising and declining interest rate scenarios. A base case scenario, in which current interest rates remain stable, is used for comparison to other scenario simulations.

The Company’s policy limit on interest rate risk, as measured by the simulation analysis, is that if interest rates were to gradually increase 200 basis points or decrease 200 basis points in 2006 and 2005 from current rates (“parallel shift”), then the percentage change in estimated net interest income for the subsequent 12-month measurement period should not decline by more than 5.0 percent.

The table illustrates the estimated exposures under the rising rate scenario and declining rate scenario calculated as a percentage change in estimated net interest income from the base case scenario, assuming a gradual parallel shift for 2006 and 2005 in interest rates for the 12-month measurement period beginning December 31, 2006 and 2005.

	Percentage Change in Estimated Net Interest Income
Gradual Parallel Shift in Interest Rates	2006	2005
+ 200 basis points	0.8%	1.8%
- 200 basis points	(2.3)%	(2.7)%

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

Specific types of financial instruments may fluctuate in advance of changes in market interest rates, while other types of financial instruments may lag behind changes in market interest rates. Additionally, other assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset, which are assumed in the simulation. Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and securities and early withdrawals from time deposits or disintermediation of core deposit accounts from lower cost accounts into higher cost accounts could deviate significantly from those assumed in the simulation. In addition, a steepening of the U.S. Treasury yield curve may have a positive effect on net interest income, while a flattening or inverted U.S. Treasury yield curve will generally have a negative effect on net interest income.

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

Risk can be mitigated by matching maturities or repricing more closely, and by reducing interest rate risk by the use of interest rate contracts. The Company does not use derivative financial instruments extensively, and no such contracts were outstanding at December 31, 2006 and 2005. However, as circumstances warrant, the Company may purchase derivatives such as interest rate contracts to manage its interest rate exposure. Any derivative financial instruments would be carefully evaluated to determine the impact on the Company’s interest rate risk in rising and declining interest rate environments, as well as the fair value of the derivative instruments. Use of derivative financial instruments is included in the Bank’s Statement on Interest Rate Risk Management as Related to Derivative Instruments and Hedging Activities Policy, which has been approved by the Bank’s Board of Directors.

INTEREST RATE SENSITIVITY ANALYSIS BY REPRICING DATE

The following table sets forth the Static Gap interest rate sensitivity by repricing date as of December 31, 2006:

	(000’s, except percentages)
	One Day and Floating Rate	Over One Day to Three Months	Over Three Months to One Year	Over One Year to Five Years	Over Five Years	Non Interest Bearing	Total
Assets:
Loans, net	$600,357	$27,171	$72,062	$400,824	$476,972	$—	$1,577,386
Mortgage-backed securities	—	125,211	44,019	175,558	14,211	—	358,999
Other securities	—	1,798	64,126	11,863	746,456	—	824,243
Other interest earning assets	23,600	34,698	—	—	—	—	58,298
Other	—	—	—	—	—	104,321	104,321
Total assets	623,957	188,878	180,207	588,245	1,237,639	104,321	2,923,247
Liabilities and Equity:
Interest bearing deposits	80,715	731,596	350,019	439,157	—	—	1,601,487
Other borrowed funds	—	82,711	98,516	265,092	261,696	—	708,015
Subordinated debt issued in
connection with corporation-
obligated mandatory redeemable
capital securities of subsidiary
trusts	—	41,239	—	—	20,619	—	61,858
Demand deposits	—	—	—	—	—	294,882	294,882
Other	—	—	—	—	126	33,443	33,569
Stockholders’ equity	—	—	—	—	—	223,436	223,436
Total liabilities and equity	80,715	855,546	448,535	704,249	282,441	551,761	2,923,247
Net interest rate sensitivity gap	$543,242	$(666,668)	$(268,328)	$(116,004)	$955,198	$(447,440)	$—
Cumulative gap	$543,242	$(123,426)	$(391,754)	$(507,758)	$447,440	$—	$—
Cumulative gap to
interest earning assets	19.3%	(4.4)%	(13.9)%	(18.0)%	15.9%	—%	—%

Financial Ratios

Significant ratios of the Company for the periods indicated are as follows:

	Years Ended December 31,
	2006	2005	2004
Earnings Ratios
Net income as a percentage of:
Average interest earning assets	1.15%	1.24%	1.00%
Average total assets	1.11%	1.19%	0.96%
Average common stockholders’ equity	14.86%	17.15%	16.13%

Capital Ratios
Total stockholders’ equity to assets	7.64%	7.40%	6.63%
Average total stockholders’ equity to average total assets	7.44%	6.92%	5.96%
Average total stockholders’ equity and corporation-obligated mandatory redeemable capital
securities of subsidiary trusts to average total assets	9.60%	9.14%	7.99%
Average net loans as a multiple of average total stockholders’ equity	7.1	7.7	8.5
Leverage capital	9.75%	9.47%	8.15%
Tier I capital (to risk weighted assets)	15.43%	16.00%	14.15%
Total risk-based capital (to risk weighted assets)	16.34%	16.98%	15.07%
Other
Allowance for loan losses as a percentage of year-end loans	1.01%	1.03%	1.01%
Loans (net) as a percentage of year-end total assets	53.96%	52.93%	54.36%
Loans (net) as a percentage of year-end total deposits	83.18%	79.03%	80.34%
Securities, including FHLB stock, as a percentage of year-end total assets	41.66%	41.82%	40.89%
Average interest earning assets as a percentage of average interest bearing liabilities	119.28%	120.52%	116.78%
Dividends per common share as a percentage of diluted earnings per common share	41.01%	36.49%	35.88%