Form 10-Q
period 2007-03-31
USB HOLDING CO INC
filed 2007-05-10
CIK 707805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2007, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to ____________________

Commission file Number 1-12811

U.S.B. HOLDING CO., INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-3197969
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 DUTCH HILL ROAD, ORANGEBURG, NEW YORK	10962
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:  ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING AT MAY 1, 2007

Common stock, par value	21,930,758
$0.01 per share

U.S.B. HOLDING CO., INC.

-i-

ITEM 1. PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	(000’s, except share data)
	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$41,439	$33,493
Federal funds sold	36,000	23,600
Cash and cash equivalents	77,439	57,093
Interest bearing deposits in other banks	172	175
Securities:
Available for sale (at estimated fair value)	422,870	431,294
Held to maturity (estimated fair value of $748,038 as of 2007 and $747,507 as of 2006)	750,874	751,948
Loans, net of allowance for loan losses of $15,959 as of 2007 and $16,034 as of 2006	1,599,936	1,577,386
Premises and equipment, net	14,001	13,943
Accrued interest receivable	18,490	22,486
Federal Home Loan Bank of New York stock	33,960	34,523
Intangible assets, net	2,296	2,572
Goodwill	1,380	1,380
Other assets	26,779	30,447
TOTAL ASSETS	$2,948,197	$2,923,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$273,970	$294,882
Interest bearing deposits:
NOW accounts	200,652	166,809
Money market accounts	173,089	161,531
Savings deposits	371,869	372,959
Time deposits	915,545	900,188
Total deposits	1,935,125	1,896,369
Accrued interest payable	11,067	12,274
Dividend payable	3,286	3,285
Accrued expenses and other liabilities	11,165	12,884
Securities transactions not yet settled	—	5,000
Securities sold under agreements to repurchase	570,834	606,206
Federal Home Loan Bank of New York advances	126,804	101,809
Subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	61,858	61,858
Total liabilities	2,720,139	2,699,685
Minority-interest in junior preferred stock of consolidated subsidiary	124	126
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value
Authorized shares: 10,000,000; no shares outstanding as of 2007 and 2006	—	—
Common stock, $0.01 par value; authorized shares 50,000,000; issued shares of 23,134,075 as of 2007 and 2006	231	231
Additional paid-in capital	212,913	212,398
Retained earnings	44,232	40,777
Treasury stock at cost, common shares 1,228,983 as of 2007 and 1,232,052 as of 2006	(22,292)	(22,348)
Common stock held for benefit plans	(3,516)	(3,390)
Deferred compensation obligation	3,516	3,390
Accumulated other comprehensive loss	(7,150)	(7,622)
Total stockholders’ equity	227,934	223,436
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,948,197	$2,923,247

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	(000’s, except share data) Three Months Ended March 31,
	2007	2006
INTEREST INCOME:
Interest and fees on loans	$29,026	$25,941
Interest on federal funds sold	836	231
Interest and dividends on securities:
U.S. government agencies	9,941	9,935
Mortgage-backed securities	5,015	4,216
Obligations of states and political subdivisions	1,195	1,112
Corporate and other	45	43
Dividends on Federal Home Loan Bank of New York stock	609	378
Total interest income	46,667	41,856
INTEREST EXPENSE:
Interest on deposits	15,290	10,129
Interest on borrowings	7,847	7,038
Interest on subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	1,396	1,327
Total interest expense	24,533	18,494
NET INTEREST INCOME	22,134	23,362
Provision for credit losses	347	309
Net interest income after provision for credit losses	21,787	23,053
NON-INTEREST INCOME:
Service charges and fees	820	829
Other income	917	1,128
Total non-interest income	1,737	1,957
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,694	8,264
Occupancy and equipment	2,042	1,948
Advertising and business development	462	602
Professional fees	480	373
Communications	387	346
Amortization of intangibles	276	285
Stationery and printing	153	153
FDIC insurance	65	72
Other expense	998	925
Total non-interest expenses	13,557	12,968
Income before income taxes	9,967	12,042
Provision for income taxes	3,226	3,927
NET INCOME	$6,741	$8,115
BASIC EARNINGS PER COMMON SHARE	$0.31	$0.37
DILUTED EARNINGS PER COMMON SHARE	$0.30	$0.36
WEIGHTED AVERAGE COMMON SHARES	21,902,371	21,723,833
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	22,564,980	22,724,986
DIVIDENDS PER COMMON SHARE	$0.15	$0.14

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(000’s) Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$6,741	$8,115
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	347	309
Depreciation and amortization	771	830
Amortization of discounts on securities - net	(74)	(51)
Deferred income tax benefit, net	(99)	(187)
Gains on securities transactions	(2)	(5)
Share-based compensation	521	164
Income tax benefits from share-based payment arrangements	(11)	(376)
Benefit plan liability	8	7
Decrease in accrued interest receivable	3,996	1,119
Decrease in accrued interest payable	(1,207)	(938)
Increase in accrued income tax payable	3,279	3,704
Other - net	(1,391)	1,074
Net cash provided by operating activities	12,879	13,765
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	3	10
Proceeds from principal repayments, redemptions and maturities of:
Securities available for sale	13,183	12,111
Securities held to maturity	6,981	5,255
Purchases of securities available for sale	(4,177)	(49,950)
Purchases of securities held to maturity	(10,705)	(4,997)
Net redemptions (purchases) of Federal Home Loan Bank of New York stock	563	(4,005)
Net decrease in interest bearing deposits in other banks	3	4
Net increase in loans outstanding	(22,972)	(24,098)
Purchases of premises and equipment	(553)	(600)
Net cash used for investing activities	(17,674)	(66,270)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing deposits, NOW, money market and savings accounts	23,399	(43,634)
Net increase (decrease) in time deposits, net of withdrawals and maturities	15,357	(7,406)
Net increase in securities sold under agreements to repurchase - short-term	2,128	74,856
Repayment of securities sold under agreement to repurchase - long-term	(37,500)	(35,000)
Proceeds from Federal Home Loan Bank of New York advances - long-term	50,000	50,000
Repayment of Federal Home Loan Bank of New York advances - long term	(25,005)	(4)
Redemption of junior preferred stock of consolidated subsidiary	(2)	—
Cash dividends paid	(3,286)	(3,045)
Income tax benefits from share-based payment arrangements	11	376
Proceeds from exercise of common stock options	39	1,098
Purchases of treasury stock	—	(1,414)
Net cash provided by financing activities	25,141	35,827
Net increase (decrease) in Cash and Cash Equivalents	20,346	(16,678)
Cash and Cash Equivalents, Beginning of Period	57,093	80,935
Cash and Cash Equivalents, End of Period	$77,439	$64,257
Supplemental Disclosures:
Interest paid	$(25,740)	$(19,432)
Income tax payments	$(34)	$(33)
Amortization of loss on transfer of available for sale securities to held to maturity securities	$(169)	$(169)
Change in shares held in trust for deferred compensation	$126	$108
Change in deferred compensation obligation	$(126)	$(108)
Change in accumulated other comprehensive loss	$472	$(2,430)
Non-cash purchases of treasury stock related to the exercise of stock options	$—	$78
Issuance of treasury stock related to the exercise of stock options	$56	$1,680

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007
(000’s except share data)

	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2007	21,902,023	$231	$212,398	$40,777	$(22,348)	$(3,390)	$3,390	$(7,622)	$223,436
Net Income				6,741					6,741
Other comprehensive income: Net unrealized securities gains arising during the period, net of tax of $250								465	465
Reclassification adjustment of net gain for securities sold, net of tax of $1								(2)	(2)
Compensation cost related to the Retirement Plan for Non-Employee Directors, net of tax benefit of $5								9	9
Other comprehensive income								472	472
Total comprehensive income									7,213
Cash dividends: Common ($0.15 per share)				(3,286)					(3,286)
Common stock options exercised and related tax benefit	3,069		(6)		56				50
Compensation cost related to stock options			521						521
Deferred compensation obligation						(126)	126		―
Balance at March 31, 2007	21,905,092	$231	$212,913	$44,232	$(22,292)	$(3,516)	$3,516	$(7,150)	$227,934

  See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006
(000’s except share data)

	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2006	21,713,805	$231	$211,686	$21,654	$(21,670)	$(2,927)	$2,927	$(7,748)	$204,153
Net Income				8,115					8,115
Other comprehensive loss: Net unrealized securities loss arising during the period, net of tax benefit of $1,307								(2,427)	(2,427)
Reclassification adjustment of net gain for securities sold, net of tax of $2								(3)	(3)
Other comprehensive loss								(2,430)	(2,430)
Total comprehensive income									5,685
Cash dividends: Common ($0.14 per share)				(3,045)					(3,045)
Common stock options exercised and related tax benefit	108,495		56		1,680				1,736
Compensation cost related to stock options			164						164
Purchases of treasury stock	(68,567)		(184)		(1,492)				(1,676)
Deferred compensation obligation						(108)	108		―
Balance at March 31, 2006	21,753,733	$231	$211,722	$26,724	$(21,482)	$(3,035)	$3,035	$(10,178)	$207,017

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

The Company also has four subsidiary trusts, Union State Capital Trust I, Union State Statutory Trust II, USB Statutory Trust III, and Union State Statutory Trust IV (collectively, the “Trusts”), that are not consolidated with the Company for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Trusts were established by the Company in 1997, 2001, 2002, and 2004, respectively, for the purpose of issuing corporation-obligated mandatory redeemable capital securities (“Capital Securities”) and acquiring junior subordinated debt from the Company. See Note 10 to the Company’s Consolidated Financial Statements included in the Company’s 2006 Annual Report to Stockholders for a further discussion of the Capital Securities and the junior subordinated debt issued by the Company. The Company owns 100 percent of the voting securities of each of the Trusts. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trusts under the trust agreements relating to the Capital Securities. The Company’s ability to make interest payments on the subordinated debt is primarily dependent on the receipt of dividends from the Bank. See Note 9 of these notes to condensed consolidated financial statements for a discussion of the limits on the Bank’s ability to pay dividends to the Company.

2. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2007, the Company’s operations for the three months ended March 31, 2007 and 2006, and the Company’s cash flows and changes in stockholders’ equity for the three months ended March 31, 2007 and 2006. For purposes of presenting the condensed consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, as well as federal funds sold. Certain reclassifications have been made to prior year accounts to conform to the current year’s presentations.

The condensed consolidated financial statements have been prepared in accordance with GAAP and predominant practices used within the banking industry. A summary of the Company's significant accounting policies is set forth in Note 3 to the Consolidated Financial Statements included in the Company's 2006 Annual Report to Stockholders. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities as of the dates of the condensed consolidated statements of condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

These condensed consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2006 and related notes included in the Company’s 2006 Annual Report to Stockholders and Form 10-K.

3. Accounting Pronouncements

Accounting for Uncertainty in Income Tax Positions: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring income tax positions, for financial statement purposes. FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before an income tax benefit can be recognized in the consolidated financial statements. To meet this threshold, a company must determine that, upon examination by the taxing authority, the income tax position is more likely than not to be sustained based on the technical merits of the position. Once the recognition threshold has been met, a company is required to recognize the largest amount of income tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

The Company adopted FIN No. 48 on January 1, 2007. A summary of the Company’s gross amounts of unrecognized income tax benefits for the three months ended March 31, 2007 is as follows:

(000’s)
Balance at January 1, 2007	$472
Increase for income tax positions related to the current year	37
Increase for income tax positions related to prior years	1
Balance at March 31, 2007	$510

The balance at March 31, 2007 of $510,000 is the total amount of gross unrecognized income tax benefit, of which the entire unrecognized benefit, if recognized, would favorably affect the effective income tax rate. The total gross unrecognized income tax benefit at March 31, 2007 includes $320,000 of interest that would be incurred as a result of the Internal Revenue Service (“IRS”) and New York State Tax Department (“NYS Tax Department”) disallowing the income tax benefit during the year in which the benefit was recognized by the Company. Accrued interest on uncertain income tax positions and related penalties, when applicable, is recognized in the provision for income taxes. The impact of the Company’s adoption of FIN No. 48 did not have a material impact on the Company’s condensed consolidated financial statements.

As of March 31, 2007, the Company’s tax years for 2003, 2004, 2005, and 2006 can be subject to examination by the IRS according to a three year statute of limitations. The Company is currently under examination by the NYS Tax Department for the tax years 2003, 2004, and 2005. The Company can also be subject to examination by the NYS Tax Department for tax year 2006.

The Company’s gross uncertain income tax positions may change over the subsequent 12-month period as a result of completing the current NYS Tax Department examination for tax years 2003, 2004, and 2005. The gross uncertain income tax positions related to these tax years at March 31, 2007 totaled $326,000.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pending Accounting Pronouncement - Fair Value Measurements: In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. A fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the impact that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

Pending Accounting Pronouncement - Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment to FASB Statement No. 115” (“SFAS No. 159”), which permits companies to choose to measure eligible items at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is in the process of evaluating the effects of choosing to measure eligible items at fair value under SFAS No. 159.

4. Accounting for Share-Based Compensation

SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), requires accounting for share-based compensation cost using a fair value method in the financial statements. Compensation cost is recognized, net of estimated forfeitures, for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards.

In 2005, 1998 and 1989, the stockholders of the Company approved Director Stock Option Plans (the “Director Plans”) under which options to purchase an aggregate of 525,000, 588,306, and 928,052 shares (after adjustment for stock splits and dividends), respectively, of the Company’s common stock may be granted to all non-employee members of the Company’s Board of Directors. There have been options to purchase 192,297 shares (as adjusted for common stock dividends) granted under the 2005 Director Stock Option Plan, and there were options to purchase 332,703 shares (as adjusted for common stock dividends) remaining to be granted at March 31, 2007. No further options may be granted under the 1998 and 1989 Director Stock Option Plans.

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

A summary of the activity in the Director Plans and related information for the three months ended March 31, 2007 is as follows:

	2007
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($ in 000’s)
Vested outstanding at January 1, 2007	583,884	$14.74
Unvested outstanding at January 1, 2007	97,486	21.88
Outstanding at January 1, 2007	681,370	15.76
Exercised	—	—
Outstanding at March 31, 2007	681,370	15.76	$4,719
Exercisable at March 31, 2007	583,884	$14.74	$4,640

A summary of the activity in the Director Plans and Tappan Zee Directors’ Plan and related information for the three months ended March 31, 2006 is as follows:

	2006
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($ in 000’s)
Vested outstanding at January 1, 2006	558,082	$13.09
Unvested outstanding at January 1, 2006	94,811	20.14
Outstanding at January 1, 2006	652,893	14.11
Exercised	(3,242)	7.06
Outstanding at March 31, 2006	649,651	14.15	$5,711
Exercisable at March 31, 2006	554,840	$13.12	$5,446

Under the 1993 and 1984 Incentive Stock Option Plans and the 2005, 2001, and 1997 Employee Stock Option Plans (collectively, the “Employee Stock Option Plans”), both incentive and non-qualified options to purchase an aggregate of 8,475,515 shares (after adjustment for stock splits and stock dividends) of the Company’s common stock were authorized to be granted to key employees of the Company and its subsidiaries. There have been options to purchase 719,983 shares (as adjusted for common stock dividends) granted under the 2005 Employee Stock Option Plan, and there were options to purchase 1,170,017 shares (as adjusted for common stock dividends) remaining to be granted at March 31, 2007. No further options may be granted under the 1993 and 1984 Incentive Stock Option Plans and the 2001 and 1997 Employee Stock Option Plans.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the activity in the Employee Stock Option Plans and related information for the three months ended March 31, 2007 is as follows:

	2007		($ in 000’s)
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Vested outstanding at January 1, 2007	1,990,693	$14.96
Unvested outstanding at January 1, 2007	596,539	23.16
Outstanding at January 1, 2007	2,587,232	16.85
Exercised	(3,069)	12.44
Outstanding at March 31, 2007	2,584,163	16.86	$15,604
Exercisable at March 31, 2007	1,987,624	$14.97	$15,365

A summary of the activity in the Employee Stock Option Plans and Tappan Zee Stock Option Plan and related information for the three months ended March 31, 2006 is as follows:

	2006		($ in 000’s)
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Vested outstanding at January 1, 2006	2,651,175	$14.16
Unvested outstanding at January 1, 2006	1,560	22.26
Outstanding at January 1, 2006	2,652,735	14.16
Granted	3,567	21.83
Exercised	(105,253)	10.96
Outstanding at March 31, 2006	2,551,049	14.30	$22,032
Exercisable at March 31, 2006	2,547,482	$14.29	$22,028
Weighted average fair value of options granted
during the three months ended March 31, 2006		$6.76

For the three months ended March 31, 2007 and 2006, share-based compensation expense under SFAS No. 123R was $0.5 million and $0.2 million, resulting in a decrease in net income of $0.3 million and $0.1 million and a decrease in basic earnings per common share of $0.02 and $0.01, respectively, and for the three months ended March 31, 2007, a decrease in diluted earnings per common share of $0.02. The income tax benefit related to the share-based compensation cost for the three months ended March 31, 2007 and 2006 was $0.2 million and $0.1 million, respectively. For the three months ended March 31, 2007 and 2006, $38,000 and $1.1 million was received from the exercise of stock options, and $11,000 and $0.4 million was realized as income tax benefits, respectively.

As of March 31, 2007, there was $3.5 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. The cost is expected to be recognized over thirty-three months. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options’ vesting period.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following weighted average assumptions were used for the Director Plans and Employee Stock Option Plans for the three months ended March 31, 2007 and 2006:

	Three months ended
Director Plan Assumptions:	March 31, 2007	March 31, 2006
Expected stock price volatility	31.31%	33.16%
Risk-free interest rate	5.07	4.04
Expected dividend yield	2.43	2.60
Expected annual forfeitures	1.70	—
Expected life (in years)	7.81	7.69

Employee Plan Assumptions:
Expected stock price volatility	30.24%	31.79%
Risk-free interest rate	4.82	4.54
Expected dividend yield	2.43	2.51
Expected annual forfeitures	1.29	—
Expected life (in years)	6.97	7.04

5.	Intangible Assets

The gross carrying amounts of intangible assets acquired in connection with branch and bank acquisitions and a favorable lease were $9.0 million at both March 31, 2007 and December 31, 2006, and accumulated amortization on such intangible assets was $6.7 million and $6.4 million at March 31, 2007 and December 31, 2006, respectively. The intangible amortization expense was $0.3 million for both the three months ended March 31, 2007 and 2006. The annual amortization expense for the remaining life of all intangibles will vary throughout the amortization periods. During such periods, the maximum amount of amortization will be $1.1 million on an annual basis.

6.	Earnings Per Common Share (“EPS”)

The computation of basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income for basic and diluted earnings per common share - net income available to common stockholders	$6,741	$8,115
Denominator:
Denominator for basic earnings per common share - weighted average shares	21,902,371	21,723,833
Effects of dilutive securities - director and employee stock options	662,609	1,001,153
Denominator for diluted earnings per common share - adjusted weighted average shares	22,564,980	22,724,986
Basic earnings per common share	$0.31	$0.37
Diluted earnings per common share	0.30	0.36

7.	Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investment policies include a determination of the appropriate classification of securities at the time of purchase. Securities that may be sold as part of the Company’s asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for similar factors, are classified as available for sale. Securities that the Company has the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Realized gains and losses on the sales of all securities, determined by using the specific identification method, are reported in earnings. Securities available for sale are shown in the condensed consolidated statements of financial condition at estimated fair value and the resulting net unrealized gains and losses, net of tax, are shown in accumulated other comprehensive income (loss).

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

The Company had gross realized gains of $2,000 and $5,000 that were recorded as part of other income during the three months ended March 31, 2007 and 2006, respectively. The Company did not have realized losses during the three months ended March 31, 2007 and 2006, respectively.

A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses on securities at March 31, 2007 and December 31, 2006 is as follows:

	(000’s)
March 31, 2007	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,928	$	―	$779	$72,149
Mortgage-backed securities	352,941		2,420	5,023	350,338
Obligations of states and political subdivisions	226		11	―	237
Corporate securities	109		37	―	146
Total securities available for sale	$426,204		$2,468	$5,802	$422,870
Held to Maturity:
U.S. government agencies	$640,030		$1,056	$5,503	$635,583
Obligations of states and political subdivisions	110,844		1,900	289	112,455
Total securities held to maturity	$750,874		$2,956	$5,792	$748,038

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(000’s)
December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,927	$—	$1,027	$71,900
Mortgage-backed securities	361,904	2,027	4,932	358,999
Obligations of states and political subdivisions	230	12	―	242
Corporate securities	109	44	―	153
Total securities available for sale	$435,170	$2,083	$5,959	$431,294
Held to Maturity:
U.S. government agencies	$639,846	$178	$6,033	$633,991
Obligations of states and political subdivisions	112,102	1,800	386	113,516
Total securities held to maturity	$751,948	$1,978	$6,419	$747,507

Available for sale and held to maturity qualified obligations of states and political subdivisions are not subject to Federal income tax.

Securities in an Unrealized Loss Position that are not Other-Than-Temporarily Impaired

	(000’s)
	Less Than 12 Months		12 Months or More		Total
March 31, 2007	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$24,181	$84	$406,687	$6,198	$430,868	$6,282
Mortgage-backed securities	5,403	28	139,811	4,995	145,214	5,023
Obligations of states and political subdivisions	28,597	67	9,575	222	38,172	289
Corporate securities	1	—	—	—	1	—
Total temporarily impaired securities	$58,182	$179	$556,073	$11,415	$614,255	$11,594

	(000’s)
	Less Than 12 Months		12 Months or More		Total
December 31, 2006	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$120,536	$511	$406,325	$6,549	$526,861	$7,060
Mortgage-backed securities	6,550	22	145,583	4,910	152,133	4,932
Obligations of states and political subdivisions	41,195	148	8,914	238	50,109	386
Total temporarily impaired securities	$168,281	$681	$560,822	$11,697	$729,103	$12,378

The Company’s U.S. government agency and mortgage-backed securities that are in an unrealized loss position at March 31, 2007 and December 31, 2006 are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At March 31, 2007 and December 31, 2006, approximately $2.2 million and $14.4 million, respectively, of issuances were not rated, substantially all of which were bond or tax anticipation notes from local municipalities.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2007, the number of securities in an unrealized loss position included 16 U.S. government agencies, 29 mortgage-backed securities, and 69 obligations of states and political subdivisions. At December 31, 2006, the number of securities in an unrealized loss position included 17 U.S. government agencies, 29 mortgage-backed securities, and 107 obligations of states and political subdivisions. The temporary impairment on securities of less than 12 months and 12 months or more at March 31, 2007 and December 31, 2006 is due to the higher interest rate environment, as compared to the periods in which the securities were initially purchased. The higher interest rates resulted in a decline in the market value of the securities. The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment. Management does not consider the impairment of the securities to be other than temporary due to the high credit quality or insurance provided by private insurance companies, and the intent and ability of the Company to hold such securities until a forecasted recovery or maturity occurs.

8.	Loans

Nonaccrual loans were $9.6 million and $9.8 million at March 31, 2007 and December 31, 2006, respectively. Restructured loans were $0.1 million at both March 31, 2007 and December 31, 2006. At March 31, 2007 and December 31, 2006, the recorded investment in loans that are considered to be impaired approximated $9.0 million and $9.2 million, respectively, of which $9.0 million and $9.2 million were in nonaccrual status at March 31, 2007 and December 31, 2006, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2007 and 2006, and for the year ended December 31, 2006 was $9.0 million, $13.8 million, and $14.1 million, respectively. There was no interest income recognized by the Company on impaired loans for the three months ended March 31, 2007 and $0.1 million of interest income on impaired loans was recognized for the three months ended March 31, 2006.

As applicable, each impaired loan has a related allowance for loan losses in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15.” As of March 31, 2007, impaired and nonaccrual loans primarily consisted of three customer relationships. As of March 31, 2007, the loans related to one customer relationship aggregating $0.6 million have been placed on nonaccrual status as a result of a real estate construction project experiencing unexpected delays in completing the construction. The loans related to another customer relationship aggregating $7.5 million of commercial loans as of March 31, 2007 involve problems with sources of repayment from operating cash flows. No specific allowance for loan loss was allocated to the impaired loans related to both customer relationships due to the market value of the real estate collateral. A line of credit related to another customer relationship of $0.7 million also involves problems with sources of repayment from operating cash flows. A specific allowance for loan loss allocated to this impaired loan was $0.4 million at March 31, 2007. The impaired loans mentioned above are also supported by personal guarantees.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At March 31, 2007, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances. At March 31, 2007, accruing loans denoted as potential problem loans, which may result in the loans being placed on nonaccrual status in the near future, were not significant. Accruing loans that are contractually past due 90 days or more at March 31, 2007 were not significant.

9.	Borrowings and Stockholders’ Equity

The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York (“FHLB”) advances. Short-term securities sold under agreements to repurchase have original maturities between one and 365 days. The Bank has borrowing availability under master security sale and repurchase agreements through four primary investment firms, the FHLB, and to a lesser extent, its customers. At March 31, 2007 and December 31, 2006, the Bank had no short-term repurchase agreements outstanding with the FHLB or primary investment firms.

At March 31, 2007 and December 31, 2006, the Bank had short-term repurchase agreements with customers of $2.8 million and $0.7 million at a weighted average interest rate of 3.81 percent and 3.83 percent, respectively. These short-term customer borrowings were collateralized by securities with an aggregate carrying value of $3.0 million and an estimated fair value of $2.9 million at March 31, 2007 and an aggregate carrying value and estimated fair value of $0.7 million at December 31, 2006.

Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $90.0 million. At March 31, 2007 and December 31, 2006, the Bank had no federal funds purchased balances outstanding.

Short-term FHLB advances are borrowings with original maturities between one and 365 days. There were no short-term FHLB advances outstanding at March 31, 2007 and December 31, 2006.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additional information with respect to short-term borrowings as of and for the three months ended March 31, 2007 and 2006 is presented in the following table:

	(000’s except percentages)
Short-Term Borrowings	2007	2006
Balance at March 31	$2,834	$137,188
Average balance outstanding	$1,612	$62,468
Weighted-average interest rate:
As of March 31	3.81%	4.71%
Paid during period	3.79%	4.50%

The Bank had long-term borrowings, which have original maturities of over one year, of $568.0 million and $605.5 million in securities sold under agreements to repurchase at March 31, 2007 and December 31, 2006, respectively. These borrowings have an original term of ten years at interest rates between 2.83 percent and 6.08 percent at March 31, 2007, and between 1.99 percent and 6.08 percent at December 31, 2006 that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. The long-term borrowings in securities sold under agreements to repurchase may not be repaid in full prior to maturity without penalty. As of March 31, 2007, long-term repurchase agreements with the FHLB were collateralized by securities with an aggregate carrying value of $651.5 million and an estimated fair value of $649.7 million. As of December 31, 2006, long-term repurchase agreements with the FHLB were collateralized by securities with an aggregate carrying value of $653.8 million and an estimated fair value of $650.8 million.

At March 31, 2007 and December 31, 2006, long-term FHLB advances totaled $126.8 million and $101.8 million at interest rates between 4.04 percent and 5.99 percent and between 4.05 percent and 5.99 percent, respectively. At March 31, 2007, borrowings totaling $1.8 million were amortizing advances having scheduled payments. Other borrowings totaling $125.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. Advances at December 31, 2006 include $1.8 million of amortizing advances having scheduled periodic payments and $100.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. The long-term FHLB advances may not be repaid in full prior to maturity without penalty. At March 31, 2007 and December 31, 2006, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain residential mortgage-related assets having an aggregate book value of $156.2 million and $125.6 million, respectively.

At March 31, 2007 and December 31, 2006, a $20.0 million FHLB letter of credit was used as collateral for a New York State governmental deposit. The FHLB letter of credit was collateralized by a pledge to the FHLB of residential mortgage loans at March 31, 2007 and December 31, 2006 having an aggregate book value of $24.6 million and $24.7 million, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at March 31, 2007, with comparative totals for December 31, 2006, is as follows:

	(000’s except percentages)
Long-Term Borrowings	Within 1 Year	After 1 But Within 5 Years	After 5 Years	2007 Total	2006 Total
Contractual Payment Date:
Total long-term borrowing	$40,020	$172,093	$482,691	$694,804	$707,309
Weighted average interest rate	5.64%	5.41%	4.08%	4.50%	4.46%
Expected Call Date:
Total long-term borrowing	$231,020	$202,093	$261,691	$694,804	$707,309
Weighted average interest rate	3.98%	5.03%	4.56%	4.50%	4.46%

At March 31, 2007 and December 31, 2006, the Bank held 339,599 and 345,227 shares, respectively, of capital stock of the FHLB with a carrying value of $34.0 million and $34.5 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings to an aggregate of 50 percent of total assets upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company in any year may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. In addition, the Bank may not declare and pay dividends more often than quarterly, and no dividends may be declared or paid if there is any impairment of the Bank’s capital stock. At March 31, 2007, the Bank could pay dividends of $38.2 million to the Company without having to obtain prior regulatory approval.

For the three months ended March 31, 2006, the Company purchased 65,000 shares of its common stock at an aggregate cost of $1.4 million under its 2005 repurchase plan, which expired December 31, 2006. As of March 31, 2007, the Company’s Board of Directors has not authorized a new repurchase plan. For the three months ended March 31, 2007, there was no common stock acquired in connection with stock option exercises compared to 3,567 shares of common stock acquired for the three months ended March 31, 2006.

10.	Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trusts

The Company has issued $61.9 million of junior subordinated debt in connection with the issuance of $61.9 million of Capital Securities. Capital Securities are generally permitted to be included in Tier I regulatory capital in an amount not in excess of 25 percent of Tier I Capital, with the remainder included in Total Capital. At March 31, 2007, Tier I Capital totaled $291.5 million, which included $60.0 million of Capital Securities.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Commitments and Contingencies

In the normal course of business, various commitments to extend credit are made that are not reflected in the accompanying condensed consolidated financial statements. At March 31, 2007, the Company had approximately $455.9 million in formal credit lines outstanding, $41.9 million in loan commitments outstanding, which are loans primarily collateralized by real estate, $34.3 million of standby letters of credit outstanding, and $47.8 million of credit card lines outstanding. Such amounts represent the maximum risk of loss on these commitments.

Standby letters of credit are issued to guarantee financial performance or obligations of the Bank’s customers. Generally, standby letters of credit are either partially or fully collateralized by cash, real estate, or other assets. In most cases, personal guarantees are obtained. Standby letters of credit are considered in the Bank’s evaluation of its reserve for unfunded loan commitments.

The Company is party to employment agreements with the Company’s Chief Executive Officer, Thomas E. Hales, and its President and Chief Operating Officer, Raymond J. Crotty, which are described in Note 16 to the Company’s Consolidated Financial Statements included in the 2006 Annual Report to Stockholders.

Effective May 19, 1999, the Company adopted the Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the “Director Retirement Plan”), which is described in Note 17 to the Company’s Consolidated Financial Statements included in the 2006 Annual Report to Stockholders. At March 31, 2007 and December 31, 2006, the Company had a recorded liability of $588,000 and $580,000, respectively, to provide for the present value of payments expected to be made under the Director Retirement Plan. The discount rate used to compute the present value obligation is 5.25 percent for both periods.

The Company adopted SFAS No. 158, “Employers Accounting for Deferred Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”) as of December 31, 2006. The adoption of SFAS No. 158 required the Company to record the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee directors, as a component of accumulated other comprehensive income (loss). Benefit cost for the Director Retirement Plan for the three months ended March 31, 2007 and 2006 was approximately $22,000 and $31,000, of which $8,000 and $7,000 represents current service cost and $14,000 and $24,000 represents prior service cost, respectively.

Other commitments are also described in Note 16 to the Company’s Consolidated Financial Statements included in the Company’s 2006 Annual Report to Stockholders.

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

The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, and Southern Connecticut and the surrounding area. For the three months ended March 31, 2007 and 2006, there is no customer that accounted for more than ten percent of the Company’s revenue.

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

OVERVIEW

The Company’s primary business is obtaining deposits through its retail branch system, and commercial and municipal relationships, and lending to both a retail and commercial customer base. A substantial amount of loans are collateralized by real estate, including construction projects. The Company also acquires triple-A credit rated securities and obligations of local municipalities to invest deposits in excess of loan production and borrows on a wholesale basis to leverage capital and manage interest rate risk. The Company operates through its 30 full service branches and its four loan centers in Rockland, Westchester, and Orange counties, and New York City in New York and Stamford, Connecticut.

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

The Company’s core revenue, net interest income, has been adversely affected during the three months ended March 31, 2007 by a decrease in the net interest margin as a result of an inverted U.S. Treasury yield curve in which short-term interest rates are at higher levels than medium- to long-term interest rates, and pricing pressures from increased competition for loans and deposits. The current slope of the U.S. Treasury yield curve, combined with continuing pricing pressures on deposits and loans in the Company’s marketplace, could continue to negatively affect net interest income by causing the net interest margin to compress further.

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s significant accounting policies are more fully described in Note 3 to the Company’s Consolidated Financial Statements included in the Company’s 2006 Annual Report to Stockholders. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary.

The critical policies given the Company’s current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses, the reserve for unfunded loan commitments and standby letters of credit, the provision for credit losses, the classification of securities as either held to maturity or available for sale, the evaluation of other than temporary impairment of securities, and the evaluation of the valuation reserves for net deferred tax assets. These accounting policies are those that most frequently require management to make estimates and judgments and, therefore, are critical to understanding the Company’s results of operations. The Company’s critical accounting policies are described in greater detail under the heading “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2006 Annual Report to Stockholders. The Company’s practice on each of these accounting policies is further described in the applicable sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2006 Annual Report to Stockholders.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

At March 31, 2007, the Company had total assets of $2,948.2 million, an increase of $25.0 million from December 31, 2006. The increase in total assets was primarily due to increases in federal funds sold and loans, net, as well as cash and due from banks resulting from deposit monies not yet invested in federal funds sold.

The securities portfolio, including investments in FHLB stock, totaled $1,207.7 million and $1,217.8 million at March 31, 2007 and December 31, 2006, respectively, a decrease of $10.1 million during the three months ended March 31, 2007. The securities portfolio consisted of securities held to maturity at amortized cost of $750.9 million and $751.9 million, securities available for sale at estimated fair value totaling $422.9 million and $431.3 million, and FHLB stock of $34.0 million and $34.5 million at March 31, 2007 and December 31, 2006, respectively.

Securities are selected to provide safety of principal and liquidity, produce income on excess funds during structural changes in the composition of deposits and during cyclical and seasonal changes in loan demand, and to leverage capital. The amount of securities purchased and maintained in the investment portfolio is dependent on the level of deposit growth in excess of loan growth, the ability to leverage capital, while maintaining adequate capital ratios and managing interest rate risk, and the ability of the Bank to borrow wholesale funds. In order to manage liquidity and control interest rate risk, the Company’s investment strategy focuses on a combination of securities that have short-term maturities, adjustable-rate securities or those whose cash flow patterns result in a lower degree of interest rate risk, and investments in fixed rate securities with longer-term maturities and call options by the issuer to increase yield.

Generally, most securities may be used to collateralize borrowings and public deposits. As a result, the investment portfolio is an integral part of the Company’s funding strategy. The Company will continue to seek opportunities in utilizing the investment portfolio to invest excess cash flow and leverage capital, while managing interest rate risk. The weighted average life of the investment portfolio at March 31, 2007 and December 31, 2006 was 7.86 years and 7.87 years, respectively.

During the three months ended March 31, 2007, U.S. government agency securities increased $0.4 million due primarily to an increase of $0.2 million in the estimated fair value of available for sale securities and an increase of $0.2 million of amortization of the loss on transfer of available for sale securities to held to maturity. U.S. government agency securities of $712.2 million as of March 31, 2007 consisted of fixed-rate securities with longer-term maturities and call options by the issuer to increase yield. Mortgage-backed securities decreased by $8.7 million primarily due to principal paydowns of $13.2 million, partially offset by purchases of $4.2 million and an increase in the estimated fair value of available for sale securities of $0.3 million. The Bank’s investment in obligations of states and political subdivisions, or municipal securities, decreased by $1.3 million due primarily to maturities and redemptions of $7.0 million, partially offset by purchases of $5.7 million. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. These obligations are principally of New York State political subdivisions and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company invests in medium-term corporate debt securities, and bank and other equity securities. The Company had outstanding balances in corporate securities of $0.1 million and $0.2 million at March 31, 2007 and December 31, 2006, respectively, consisting of bank and other equity securities.

Loans represent the largest and highest yielding earning assets of the Company. The Company continues to originate a significant portion of loans collateralized by real estate within the markets in which it primarily conducts business. Loan volume is dependent on the Bank’s ability to originate loans in the competitive markets in which it operates. Critical factors include the credit worthiness of borrowers, the economy of the Bank’s markets, and the level of interest rates. Also impacting net loan growth is the level of loan prepayments and competition from other financial institutions.

At March 31, 2007, total loans, net were $1,599.9 million, a net increase of $22.6 million or 1.4 percent compared to December 31, 2006. A summary of the increase in total loans, net at March 31, 2007 compared to December 31, 2006 is as follows:
	(000’s)
	March 31, 2007	December 31, 2006	Increase/ (Decrease)
Time and demand loans	$165,015	$140,416	$24,599
Installment loans	27,151	28,621	(1,470)
Credit Card	6,863	7,444	(581)
Real Estate
- Commercial	569,636	572,622	(2,986)
- Residential	288,823	293,370	(4,547)
- Construction and real estate secured	473,152	465,463	7,689
- Home equity	83,829	82,452	1,377
Other	3,301	5,280	(1,979)
Gross loans	1,617,770	1,595,668	22,102
Deferred net loan commitment fees	(1,875)	(2,248)	373
Total loans	1,615,895	1,593,420	22,475
Allowance for loan losses	(15,959)	(16,034)	75
Total loans, net	$1,599,936	$1,577,386	$22,550

In the normal course of business, various commitments to extend credit are made that are not reflected in the accompanying condensed consolidated financial statements. The Company had approximately $455.9 million in formal credit lines outstanding, $41.9 million in loan commitments outstanding, which are loans primarily collateralized by real estate, $34.3 million of standby letters of credit outstanding, and $47.8 million of credit card lines outstanding. Such amounts represent the maximum risk of loss on these commitments. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increasing deposits and borrowings, and receiving proceeds from loan and security repayments.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's allowance for loan losses decreased $0.1 million to $16.0 million at March 31, 2007. The decrease in the allowance for loan losses was due to a decrease in the reserves needed for nonaccrual and impaired loans due to charge-offs of $0.5 million of nonperforming loans, as well as improved factors applied to other loan classifications. The decrease in the allowance for loan losses was partially offset by an increase in gross loans outstanding of $22.5 million. The allowance represents 0.99 percent and 1.01 percent of total loans outstanding at March 31, 2007 and December 31, 2006, respectively.

The allowance for loan losses and reserve for unfunded loan commitments and standby letters of credit reflect a provision of $0.3 million and net charge-offs of $0.5 million recorded for the three months ended March 31, 2007. The reserve for unfunded loan commitments and standby letters of credit of $1.0 million at March 31, 2007 and $1.1 million at December 31, 2006 is included in other liabilities. At March 31, 2007, accruing loans denoted as potential problem loans, which may result in the loans being placed on nonaccrual status in the near future, were not significant.

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

The provisions for credit losses established for the three months ended March 31, 2007 and 2006, and the related allowance and reserve, reflect net charge-offs incurred and risks with respect to real estate, time and demand, installment, credit card, and other loans, as well as the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. Management believes the allowance and the reserve at March 31, 2007 appropriately reflect the risk elements inherent in the total credit portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance or the reserve in response to changing economic conditions or regulatory examinations.

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

Total deposits increased $38.8 million, or 2.0 percent, for the three months ended March 31, 2007 to $1,935.1 million from $1,896.4 million at December 31, 2006. The total deposit increase resulted from net increases in municipal deposits of $57.9 million and retail and commercial deposits of $7.9 million, partially offset by a decrease in brokered deposits of $27.0 million.

A summary of the increase in total deposits at March 31, 2007 compared to December 31, 2006 is as follows:

	(000’s)
	March 31, 2007	December 31, 2006	Increase/ (Decrease)
Non-interest bearing deposits:
Individuals, partnerships, and corporations	$252,655	$269,468	$(16,813)
Certified and official checks	10,222	14,753	(4,531)
States and political subdivisions	11,093	10,661	432
Total non-interest bearing deposits	273,970	294,882	(20,912)
Interest bearing deposits:
NOW accounts	104,008	110,386	(6,378)
Money market accounts	149,129	139,052	10,077
Savings deposits	369,074	370,034	(960)
States and political subdivisions - NOW, money market, and savings deposits	123,399	81,827	41,572
Time deposits of individuals, partnerships, corporations under $100,000	391,826	378,631	13,195
Time deposits of individuals, partnerships, corporations over $100,000	223,679	214,039	9,640
Brokered time deposits	27,000	54,000	(27,000)
States and political subdivisions - time deposits	177,562	161,660	15,902
IRAs and Keoghs	95,478	91,858	3,620
Total interest bearing deposits	1,661,155	1,601,487	59,668
Total deposits	$1,935,125	$1,896,369	$38,756

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in municipal deposits was primarily due to competitive rates being offered on municipal time and NOW deposits. The increase in retail and commercial deposits at March 31, 2007 was primarily due to the Bank offering competitively priced short-term time deposits and tiered money market deposits, partially offset by increased competition for demand, savings, and NOW deposits. The decrease in brokered deposits was a result of maturities during the first three months of 2007. The brokered deposits were not renewed as a result of alternative sources of funding (i.e., wholesale borrowings and municipal deposits) being more competitively priced.

As the amounts of deposits change and earning assets increase or decrease, the Bank will manage its funding with short-term borrowings. Short-term borrowings provide management with the ability to react to changes in levels of earning assets. As of March 31, 2007, the Bank did not have any FHLB short-term borrowings as a result of an increase in municipal deposits. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $227.9 million at March 31, 2007 from the December 31, 2006 balance of $223.4 million, an increase of 2.0 percent. The increase primarily resulted from: $6.7 million of net income for the three months ended March 31, 2007; $0.1 million of stock options exercised and related tax benefit; a decrease in accumulated other comprehensive loss of $0.5 million; and $0.5 million of compensation cost related to stock options; partially offset by cash dividends paid of $3.3 million.

The Company's leverage ratio at March 31, 2007 was 9.86 percent, compared to 9.75 percent at December 31, 2006. The increase in the Company’s leverage capital ratio is due primarily to the increase in stockholders’ equity, excluding accumulated other comprehensive loss, for the three months ended March 31, 2007. The Company's Tier I and total capital ratios under applicable risk-based capital guidelines were 15.67 percent and 16.58 percent at March 31, 2007, and 15.43 percent and 16.34 percent at December 31, 2006, respectively. In addition, the Bank exceeded all current regulatory capital requirements and was in the “well-capitalized” category at March 31, 2007 and December 31, 2006.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Earnings

Net income for the three months ended March 31, 2007 was $6.7 million compared to $8.1 million for the three months ended March 31, 2006, a decrease of $1.4 million, or 16.9 percent. Diluted earnings per common share for the quarter ended March 31, 2007 was $0.30 compared to $0.36 for the prior year period, a decrease of 16.7 percent. The Company’s first quarter 2007 net income resulted in a 11.95 percent return on average common stockholders’ equity and a 0.91 percent return on average total assets, as compared to 15.73 percent and 1.16 percent, respectively, for the 2006 first quarter.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income is positively impacted by a combination of increases in interest earning assets over interest bearing liabilities and an increase in the net interest spread between interest earning assets and interest bearing liabilities. Net interest income is adversely impacted by a combination of decreases in interest earning assets over interest bearing liabilities and a decrease in the net interest spread between interest earning assets and interest bearing liabilities. For the three months ended March 31, 2007, net interest income decreased $1.2 million, or 5.3 percent, to $22.1 million compared to $23.4 million for the three months ended March 31, 2006.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the average balances and interest yield/rates for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is as follows:

	(000’s, except percentages) For the three months ended March 31,
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Federal funds sold	$64,467	$836	5.19%	$20,954	$231	4.41%
Securities:
U.S. government agencies	712,838	9,941	5.58	712,095	9,935	5.58
Mortgage-backed securities	358,310	5,015	5.60	323,724	4,216	5.21
Obligations of states and political subdivisions	113,139	1,808	6.39	107,771	1,711	6.35
Corporate securities, FHLB stock, and other securities	36,319	654	7.20	33,251	421	5.06
Loans, net	1,592,661	29,041	7.31	1,478,222	25,988	7.05
Total interest earning assets	2,877,734	47,295	6.58%	2,676,017	42,502	6.36%
Non-interest earning assets	81,792			111,735
TOTAL	$2,959,526			$2,787,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
NOW	$210,112	$1,036	2.00%	$217,752	$818	1.52%
Money market	178,200	1,375	3.13	142,115	607	1.73
Savings	366,574	2,186	2.42	436,797	2,064	1.92
Time	905,063	10,693	4.78	753,485	6,640	3.57
Total interest bearing deposits	1,659,949	15,290	3.73	1,550,149	10,129	2.65
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	701,279	7,847	4.48	638,403	7,038	4.41
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	61,858	1,396	9.03	61,858	1,327	8.58
Total interest bearing liabilities	2,423,086	24,533	4.08%	2,250,410	18,494	3.31%
Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	305,812			313,746
Other liabilities	4,997			17,244
Stockholders’ equity	225,631			206,352
TOTAL	$2,959,526			$2,787,752
NET INTEREST INCOME		$22,762			$24,008
NET YIELD ON INTEREST EARNING ASSETS (NET INTEREST MARGIN)			3.16%			3.59%

The data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35 percent. The effect of the tax equivalent adjustment to interest income on total interest earning assets was $0.6 million for the three months ended March 31, 2007 and 2006. The estimated fair value adjustment on the available for sale securities is included in non-interest earning assets. Non accruing loans are included in average balances of loans, net. The net amortization of loan commitment fees, net of certain direct loan origination costs of $0.5 million for the three months ended March 31, 2007 and 2006, respectively, are included in interest income on loans, net.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the dollar amount of changes in interest income, interest expense, and net interest income between the three months ended March 31, 2007 and 2006 on a tax equivalent basis:

	For the three months ended March 31, 2007 compared to 2006
	Increase (Decrease) due to change in
	Average Volume	Average Rate	Total Increase (Decrease)
		(000’s)
INTEREST INCOME:
Federal funds sold	$558	$47	$605
Securities	616	519	1,135
Loans, net	2,068	985	3,053
Total interest earning assets	3,242	1,551	4,793

INTEREST EXPENSE:
Interest bearing deposits	764	4,397	5,161
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	697	112	809
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	—	69	69
Total interest bearing liabilities	1,461	4,578	6,039
Increase (decrease) in interest differential	$1,781	$(3,027)	$(1,246)

The decrease in net interest income for the three months ended March 31, 2007 resulted primarily from decreases in the net interest spread and margin on a tax equivalent basis. The decreases in the net interest spread and margin on a tax equivalent basis were primarily due to the rates on interest bearing liabilities increasing more rapidly than the yields on interest earning assets due to competitive pressures on loan and deposit pricing and a flat-to-inverted U.S. Treasury yield curve. As of March 31, 2007, the Company’s balance sheet is in a liability interest rate sensitive position.

The net interest margin may continue to be negatively affected if the U.S. Treasury yield curve maintains an inverted position with short-term interest rates at higher levels than medium- to long-term interest rates, or, to a lesser extent, begins to flatten resulting in short-term interest rates at similar levels to medium- and long-term interest rates. If short-term interest rates were to decrease, resulting in a steepening U.S. Treasury yield curve, the net interest margin would be positively affected.

Management uses its strong capital position to prudently leverage the balance sheet by purchasing government securities funded by borrowings. Although the leverage strategy results in narrower net interest spreads, the strategy increases net interest income without significant credit risk or increase in operating expenses. Management will continue to evaluate and manage the effect of the changing interest rate environment on the Company’s present and future operations, while continuing to competitively price its products and services throughout the markets it serves.

Provision for Credit Losses

The provision for credit losses for the three months ended March 31, 2007 increased to $347,000 compared to $309,000 for 2006. The ratio of allowance for loan losses to total loans at March 31, 2007, December 31, 2006, and March 31, 2006 was 0.99 percent, 1.01 percent, and 1.03 percent, respectively. The ratio of non-performing assets to total assets at March 31, 2007 was 0.33 percent compared to 0.34 percent and 0.29 percent at December 31, 2006 and March 31, 2006, respectively. During the three months ended March 31, 2007, net charge-offs totaled $0.5 million compared to $0.1 million for the 2006 period. Net charge-offs during the three months ended March 31, 2007 primarily consisted of $0.4 million related to one non-performing real estate construction loan.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans were $9.6 million and $8.1 million at March 31, 2007 and 2006, respectively, compared to $9.8 million at December 31, 2006. Total nonaccrual loans at March 31, 2007 primarily consisted of one customer relationship with commercial loans aggregating $7.5 million. The loans involve problems with sources of repayment from operating cash flows. The loans are also supported by personal guarantees. No specific allowance for loan loss was allocated to these impaired loans due to the market value of the real estate collateral. Restructured loans were $0.1 million at both March 31, 2007 and December 31, 2006.

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

Net income is adversely impacted by the level of non-performing assets caused by the deterioration of borrowers’ ability to meet scheduled interest and principal payments. In addition to foregone revenue, the Company must increase the level of its provision for credit losses and incur collection and other costs associated with the management and disposition of foreclosed properties. A substantial portion (87.6 percent at March 31, 2007) of total loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates.

Non-Interest Income

Non-interest income decreased for the three months ended March 31, 2007 to $1.7 million from $2.0 million compared to the 2006 first quarter. The decrease was primarily due to lower levels of service charges on deposit accounts, loan prepayment fees, and credit card related income.

Non-Interest Expenses

Non-interest expenses increased $0.6 million, or 4.5 percent, to $13.6 million for the three months ended March 31, 2007 compared to the 2006 first quarter. The primary reasons for the increase were higher levels of salaries and employee benefits expense, occupancy and equipment expense, professional fees, communications expense, and other expense. The increase was partially offset by decreases in advertising and business development expense.

Salaries and employee benefits expense, the largest component of non-interest expense, increased by $430,000, or 5.2 percent, during the three months ended March 31, 2007 compared to the 2006 first quarter. The increase for the three months ended March 31, 2007 was primarily due to an increase in stock option expense, higher payroll expense, medical benefit costs, and a lower level of deferred salaries and employee benefits expense related to loan originations. The increase was partially offset by lower levels of incentive compensation expense.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in non-interest expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 were also primarily due to the following:

•
Increase of $94,000 (4.8 percent) in occupancy and equipment expense. The increase primarily reflects higher occupancy and equipment costs from the opening of branch locations and maintenance contracts on new equipment purchased. The increases were partially offset by lower levels of depreciation expense.

C
Decrease of $140,000 (23.3 percent) in advertising and business development expense. The decrease primarily reflects lower print, radio, and television advertising costs and business development expenses.

C
Increase of $107,000 (28.7 percent) in professional fees. The increase was primarily due to higher legal fees related to a previous non-performing real estate construction loan held by the Bank’s wholly-owned subsidiary, Dutch Hill Realty Corp.

C	Increase of $41,000 (11.8 percent) in communications expense. The increase was primarily due to higher data line costs for the Bank’s computer network.

C	Increase of $73,000 (7.9 percent) in other expense. The increase was primarily due to higher credit card related expenses, partially offset by lower expenses for courier runs to Bank locations.

Income Taxes

The effective income tax rate for the three months ended March 31, 2007 was 32.4 percent compared to 32.6 percent for the 2006 first quarter. The effective income tax rate for both the 2007 and 2006 periods reflects nontaxable income from municipal bonds.

As a result of a reduction in taxable income for New York State tax purposes, the Company has established a valuation allowance that reduces the New York State net deferred tax asset to the amount management believes will more likely than not be realized. At March 31, 2007, December 31, 2006, and March 31, 2006, the valuation allowance was $4.0 million, $3.7 million, and $3.0 million, respectively. As of March 31, 2007, the New York State deferred tax asset, net of state deferred tax liabilities, is fully reserved by the valuation allowance.

The Company adopted FIN No. 48 on January 1, 2007. For more information on the Company’s uncertain income tax positions totaling $0.5 million as of March 31, 2007 identified under FIN No. 48, see Note 3 to the condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments as a result of adverse changes in market indices such as interest rates, foreign currency exchange rates, and commodity prices. Quantitative and qualitative disclosures about market risk at December 31, 2006 were reported in the Company’s 2006 Annual Report to Stockholders. There were no material changes in the Company’s market risk exposures at March 31, 2007 compared to December 31, 2006. Interest rate risk continues to be the Company’s primary market risk exposure since substantially all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into or acquired for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps and has not been party to any derivative financial instruments during the three months ended March 31, 2007.

The Company continues to use two methods to evaluate its sensitivity to changes in interest rates, a “Static Gap” evaluation and a simulation analysis of the impact of changes in interest rates on the Company’s net interest income and cash flow. There have been no changes in the Company’s policy limit of acceptable variances to net interest income at March 31, 2007 as compared to December 31, 2006. The Company’s “Static Gap” at March 31, 2007 was a negative cumulative gap of $460.3 million in the one-year time frame compared to a negative cumulative gap of $391.8 million at December 31, 2006. If interest rates were to gradually increase 200 basis points or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period would continue to be within the Company’s policy limit of not changing by more than 5.0 percent.

U.S.B. HOLDING CO., INC.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of March 31, 2007. The Chief Executive Officer and Chief Financial Officer have each concluded, based on their review, that as of March 31, 2007, the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors relevant to our operations from those disclosed in the Company’s 2006 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6.      EXHIBITS

Exhibit No.	Exhibit
(31.1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2007.

U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales	/s/ Thomas M. Buonaiuto
Thomas E. Hales	Thomas M. Buonaiuto
Chairman of the Board, Chief Executive Officer, and Director	Executive Vice President, Chief Financial Officer, and Assistant Secretary (Principal Financial and Accounting Officer)