Form 10-Q
period 2007-06-30
USB HOLDING CO INC
filed 2007-08-09
CIK 707805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:  ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING AT AUGUST 1, 2007
Common stock, par value $0.01 per share	21,947,092

U.S.B. HOLDING CO., INC.

TABLE OF CONTENTS

i

ITEM 1. PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	(000’s, except share data)

ASSETS	June 30, 2007	December 31, 2006
Cash and due from banks	$43,074	$33,493
Federal funds sold	27,700	23,600
Cash and cash equivalents	70,774	57,093
Interest bearing deposits in other banks	206	175
Securities:
Available for sale (at estimated fair value)	504,600	431,294
Held to maturity (estimated fair value of $740,405 as of 2007 and $747,507 as of 2006)	756,645	751,948
Loans, net of allowance for loan losses of $15,696 as of 2007 and $16,034 as of 2006	1,588,021	1,577,386
Premises and equipment, net	13,906	13,943
Accrued interest receivable	23,217	22,486
Federal Home Loan Bank of New York stock	36,673	34,523
Intangible assets, net	2,024	2,572
Goodwill	1,380	1,380
Other assets	32,310	30,447
TOTAL ASSETS	$3,029,756	$2,923,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$315,976	$294,882
Interest bearing deposits:
NOW accounts	172,751	166,809
Money market accounts	204,515	161,531
Savings deposits	415,547	372,959
Time deposits	861,799	900,188
Total deposits	1,970,588	1,896,369
Accrued interest payable	10,194	12,274
Dividend payable	3,291	3,285
Accrued expenses and other liabilities	11,825	12,884
Securities transactions not yet settled	—	5,000
Securities sold under agreements to repurchase	627,028	606,206
Federal Home Loan Bank of New York advances	126,799	101,809
Subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	51,548	61,858
Total liabilities	2,801,273	2,699,685
Minority-interest in junior preferred stock of consolidated subsidiary	124	126
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value
Authorized shares: 10,000,000; no shares outstanding as of 2007 and 2006	—	—
Common stock, $0.01 par value; authorized shares 50,000,000; issued shares of 23,134,075 as of 2007 and 2006	231	231
Additional paid-in capital	213,424	212,398
Retained earnings	47,445	40,777
Treasury stock at cost, common shares 1,194,506 as of 2007 and 1,232,052 as of 2006	(21,667)	(22,348)
Common stock held for benefit plans	(3,571)	(3,390)
Deferred compensation obligation	3,571	3,390
Accumulated other comprehensive loss	(11,074)	(7,622)
Total stockholders’ equity	228,359	223,436
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,029,756	$2,923,247

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	(000’s, except share data) Three Months Ended June 30,
	2007	2006
INTEREST INCOME:
Interest and fees on loans	$29,885	$27,014
Interest on federal funds sold	829	390
Interest and dividends on securities:
U.S. government agencies	9,940	9,945
Mortgage-backed securities	5,536	4,549
Obligations of states and political subdivisions	1,191	1,102
Corporate and other	45	43
Dividends on Federal Home Loan Bank of New York stock	632	403
Total interest income	48,058	43,446
INTEREST EXPENSE:
Interest on deposits	16,106	11,237
Interest on borrowings	8,167	7,962
Interest on subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	1,692	1,382
Total interest expense	25,965	20,581
NET INTEREST INCOME	22,093	22,865
Provision for credit losses	357	998
Net interest income after provision for credit losses	21,736	21,867
NON-INTEREST INCOME:
Service charges and fees	823	834
Other income	865	773
Total non-interest income	1,688	1,607
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,842	8,000
Occupancy and equipment	2,060	1,942
Advertising and business development	779	673
Professional fees	441	401
Communications	305	297
Amortization of intangibles	272	276
Stationery and printing	171	143
FDIC insurance	64	64
Other expense	1,080	994
Total non-interest expenses	14,014	12,790
Income before income taxes	9,410	10,684
Provision for income taxes	2,896	3,459
NET INCOME	$6,514	$7,225
BASIC EARNINGS PER COMMON SHARE	$0.30	$0.33
DILUTED EARNINGS PER COMMON SHARE	$0.29	$0.32
WEIGHTED AVERAGE COMMON SHARES	21,923,663	21,756,023
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	22,310,710	22,771,764
DIVIDENDS PER COMMON SHARE	$0.15	$0.14

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	(000’s, except share data) Six Months Ended June 30,
	2007	2006
INTEREST INCOME:
Interest and fees on loans	$58,911	$52,955
Interest on federal funds sold	1,665	619
Interest and dividends on securities:
U.S. government agencies	19,881	19,880
Mortgage-backed securities	10,551	8,768
Obligations of states and political subdivisions	2,386	2,214
Corporate and other	90	85
Dividends on Federal Home Loan Bank of New York stock	1,241	781
Total interest income	94,725	85,302
INTEREST EXPENSE:
Interest on deposits	31,396	21,366
Interest on borrowings	16,014	15,000
Interest on subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	3,088	2,709
Total interest expense	50,498	39,075
NET INTEREST INCOME	44,227	46,227
Provision for credit losses	704	1,307
Net interest income after provision for credit losses	43,523	44,920
NON-INTEREST INCOME:
Service charges and fees	1,643	1,663
Other income	1,782	1,901
Total non-interest income	3,425	3,564
NON-INTEREST EXPENSES:
Salaries and employee benefits	17,536	16,264
Occupancy and equipment	4,102	3,890
Advertising and business development	1,241	1,275
Professional fees	921	774
Communications	692	643
Amortization of intangibles	548	561
Stationery and printing	324	296
FDIC insurance	129	136
Other expense	2,078	1,919
Total non-interest expenses	27,571	25,758
Income before income taxes	19,377	22,726
Provision for income taxes	6,122	7,386
NET INCOME	$13,255	$15,340
BASIC EARNINGS PER COMMON SHARE	$0.60	$0.71
DILUTED EARNINGS PER COMMON SHARE	$0.59	$0.67
WEIGHTED AVERAGE COMMON SHARES	21,912,589	21,744,542
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	22,403,713	22,755,686
DIVIDENDS PER COMMON SHARE	$0.30	$0.28

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(000’s) Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$13,255	$15,340
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	704	1,307
Depreciation and amortization	1,479	1,648
Amortization of discounts on securities - net	(150)	(102)
Deferred income tax benefit, net	(239)	(428)
Gains on securities transactions	(2)	(5)
Share-based compensation	1,198	499
Income tax benefits from share-based payment arrangements	(98)	(731)
Benefit plan liability	16	14
Increase in accrued interest receivable	(731)	(141)
(Decrease) increase in accrued interest payable	(2,080)	930
Decrease in accrued income tax payable	(372)	(1,097)
Other - net	(288)	899
Net cash provided by operating activities	12,692	18,133
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	3	10
Proceeds from principal repayments, redemptions and maturities of:
Securities available for sale	27,027	25,427
Securities held to maturity	12,302	16,117
Purchases of securities available for sale	(105,925)	(51,098)
Purchases of securities held to maturity	(21,598)	(7,582)
Net purchases of Federal Home Loan Bank of New York stock	(2,150)	(1,497)
Net (increase) decrease in interest bearing deposits in other banks	(31)	9
Net increase in loans outstanding	(11,396)	(23,602)
Purchases of premises and equipment	(894)	(1,430)
Net cash used for investing activities	(102,662)	(43,646)
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits, NOW, money market and savings accounts	112,608	22,164
Net decrease in time deposits, net of withdrawals and maturities	(38,389)	(2,627)
Net increase (decrease) in securities sold under agreements to repurchase - short-term	322	(61,594)
Proceeds from securities sold under agreements to repurchase - long-term	100,000	160,000
Repayment of securities sold under agreement to repurchase - long-term	(79,500)	(82,500)
Proceeds from Federal Home Loan Bank of New York advances - long-term	50,000	50,000
Repayment of Federal Home Loan Bank of New York advances - long term	(25,010)	(30,009)
Redemption of junior preferred stock of consolidated subsidiary	(2)
Redemption of corporation-obligated mandatory redeemable capital securities of subsidiary trusts	(10,310)	―
Cash dividends paid	(6,577)	(6,103)
Income tax benefits from share-based payment arrangements	98	731
Proceeds from exercise of common stock options	411	1,631
Purchases of treasury stock	—	(2,615)
Net cash provided by financing activities	103,651	49,078
Net increase in Cash and Cash Equivalents	13,681	23,565
Cash and Cash Equivalents, Beginning of Period	57,093	80,935
Cash and Cash Equivalents, End of Period	$70,774	$104,500
Supplemental Disclosures:
Interest paid	$(52,578)	$(38,145)
Income tax payments	$(6,660)	$(8,227)
Amortization of loss on transfer of available for sale securities to held to maturity securities	$339	$338
Change in shares held in trust for deferred compensation	$(181)	$(160)
Change in deferred compensation obligation	$181	$160
Change in accumulated other comprehensive loss	$(3,452)	$(4,771)
Non-cash purchases of treasury stock related to the exercise of stock options	$—	$(197)
Issuance of treasury stock related to the exercise of stock options	$681	$2,869

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30, 2007 (000’s except share data)
	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2007	21,902,023	$231	$212,398	$40,777	$(22,348)	$(3,390)	$3,390	$(7,622)	$223,436
Net Income				13,255					13,255
Other comprehensive income:
Net unrealized securities gains arising during the period, net of tax benefit of $1,868								(3,469)	(3,469)
Reclassification adjustment of net gain for securities sold, net of tax of $1								(2)	(2)
Compensation cost related to The Retirement Plan for Non-Employee Directors, net of tax benefit of $9								19	19
Other comprehensive loss								(3,452)	(3,452)
Total comprehensive income									9,803
Cash dividends:
Common ($0.30 per share)				(6,577)					(6,577)
Junior preferred stock				(10)					(10)
Common stock options exercised and related tax benefit	37,546		(172)		681				509
Compensation cost related to stock options			1,198						1,198
Deferred compensation obligation						(181)	181		―
Balance at June 30, 2007	21,939,569	$231	$213,424	$47,445	$(21,667)	$(3,571)	$3,571	$(11,074)	$228,359

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

The Company also has four subsidiary trusts, Union State Capital Trust I, Union State Statutory Trust II, USB Statutory Trust III (through June 26, 2007, as described in Note 10 of these notes to condensed consolidated financial statements), and Union State Statutory Trust IV (collectively, the “Trusts”), that are not consolidated with the Company for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Trusts were established by the Company in 1997, 2001, 2002, and 2004, respectively, for the purpose of issuing corporation-obligated mandatory redeemable capital securities (“Capital Securities”) and acquiring junior subordinated debt from the Company. See Note 10 to the Company’s Consolidated Financial Statements included in the Company’s 2006 Annual Report to Stockholders for a further discussion of the Capital Securities and the junior subordinated debt issued by the Company. The Company owns 100 percent of the voting securities of each of the Trusts. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trusts under the trust agreements relating to the Capital Securities. The Company’s ability to make interest payments on the subordinated debt is primarily dependent on the receipt of dividends from the Bank. See Note 9 of these notes to condensed consolidated financial statements for a discussion of the limits on the Bank’s ability to pay dividends to the Company.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2007, the Company’s operations for the three and six months ended June 30, 2007 and 2006, and the Company’s cash flows and changes in stockholders’ equity for the six months ended June 30, 2007 and 2006. For purposes of presenting the condensed consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, as well as federal funds sold. Certain reclassifications have been made to prior year accounts to conform to the current year’s presentations.

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

The Company adopted FIN No. 48 on January 1, 2007. Upon adoption of FIN No. 48 by the Company, the total amount of unrecognized income tax benefit was $0.5 million, of which the total amount, if recognized, that would favorably affect the effective income tax rate was $0.2 million. Unrecognized income tax benefits of $0.3 million are related to interest that would be incurred as a result of the Internal Revenue Service (“IRS”) and New York State Tax Department (“NYS Tax Department”) disallowing the income tax benefit during the year in which the benefits were recognized by the Company. Accrued interest on uncertain income tax positions and related penalties, when applicable, are recognized in the provision for income taxes. The Company’s adoption of FIN No. 48 did not have a material impact on the Company’s condensed consolidated financial statements.

The Company’s tax years for 2003, 2004, 2005, and 2006 can be subject to examination by the IRS according to a three year statute of limitations. The Company is currently under examination by the NYS Tax Department for the tax years 2003, 2004, and 2005. The Company can also be subject to examination by the NYS Tax Department for tax year 2006.

The Company’s uncertain income tax positions may change over the subsequent 12-month period as a result of completing the current NYS Tax Department examination for tax years 2003, 2004, and 2005. Upon adoption of FIN No. 48, unrecognized income tax benefits related to these tax years was $0.3 million.

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

In 2005, 1998 and 1989, the stockholders of the Company approved Director Stock Option Plans (the “Director Plans”) under which options to purchase an aggregate of 2,041,358 shares (after adjustment for stock splits and dividends) of the Company’s common stock may be granted to all non-employee members of the Company’s Board of Directors. There have been options to purchase 292,459 shares (as adjusted for common stock dividends) granted under the 2005 Director Stock Option Plan, and there were options to purchase 232,541 shares (as adjusted for common stock dividends) remaining to be granted at June 30, 2007. No further options may be granted under the 1998 and 1989 Director Stock Option Plans.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the activity in the Director Plans and related information for the six months ended June 30, 2007 is as follows:

	2007
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($ in 000’s)
Vested outstanding at January 1, 2007	583,884	$14.74
Unvested outstanding at January 1, 2007	97,486	21.88
Outstanding at January 1, 2007	681,370	15.76
Granted	100,162	20.59
Exercised	(24,915)	10.30
Outstanding at June 30, 2007	756,617	16.58	$2,510
Exercisable at June 30, 2007	656,455	$15.97	$2,510
Weighted average fair value of options granted during the six months ended June 30, 2007		$6.25

A summary of the activity in the Director Plans and Tappan Zee Directors’ Plan and related information for the six months ended June 30, 2006 is as follows:

	2006
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($ in 000’s)
Vested outstanding at January 1, 2006	558,082	$13.09
Unvested outstanding at January 1, 2006	94,811	20.14
Outstanding at January 1, 2006	652,893	14.11
Granted	97,486	21.88
Exercised	(55,667)	9.20
Outstanding at June 30, 2006	694,712	15.60	$4,796
Exercisable at June 30, 2006	597,226	$14.57	$4,736
Weighted average fair value of options granted during the six months ended June 30, 2006		$7.38

Under the 1993 and 1984 Incentive Stock Option Plans and the 2005, 2001, and 1997 Employee Stock Option Plans (collectively, the “Employee Stock Option Plans”), both incentive and non-qualified options to purchase an aggregate of 8,288,717 shares (after adjustment for stock splits and stock dividends) of the Company’s common stock were authorized to be granted to key employees of the Company and its subsidiaries. There have been options to purchase 1,038,447 shares (as adjusted for common stock dividends) granted under the 2005 Employee Stock Option Plan, and there were options to purchase 851,553 shares (as adjusted for common stock dividends) remaining to be granted at June 30, 2007. No further options may be granted under the 1993 and 1984 Incentive Stock Option Plans and the 2001 and 1997 Employee Stock Option Plans.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the activity in the Employee Stock Option Plans and related information for the six months ended June 30, 2007 is as follows:

	2007
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($ in 000’s)
Vested outstanding at January 1, 2007	1,990,693	$14.96
Unvested outstanding at January 1, 2007	596,539	23.16
Outstanding at January 1, 2007	2,587,232	16.85
Granted	321,669	21.96
Cancelled	(3,205)	21.87
Exercised	(12,631)	12.16
Outstanding at June 30, 2007	2,893,065	17.44	$8,540
Exercisable at June 30, 2007	2,083,219	$15.33	$8,540
Weighted average fair value of options granted
during the six months ended June 30, 2007		$6.55

A summary of the activity in the Employee Stock Option Plans and Tappan Zee Stock Option Plan and related information for the six months ended June 30, 2006 is as follows:

	2006
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($ in 000’s)
Vested outstanding at January 1, 2006	2,651,175	$14.16
Unvested outstanding at January 1, 2006	1,560	22.26
Outstanding at January 1, 2006	2,652,735	14.16
Granted	321,586	21.96
Exercised	(128,318)	10.26
Expired	(69,300)	22.37
Outstanding at June 30, 2006	2,776,703	15.04	$20,716
Exercisable at June 30, 2006	2,456,900	$14.14	$20,542
Weighted average fair value of options granted
during the six months ended June 30, 2006		$6.92

For the three months ended June 30, 2007 and 2006, share-based compensation expense under SFAS No. 123R was $0.7 million and $0.3 million, resulting in a decrease in net income of $0.4 million and $0.2 million, a decrease in basic earnings per common share of $0.02 and $0.01, and a decrease in diluted earnings per common share of $0.02 and $0.01, respectively. The income tax benefit related to the share-based compensation cost for the three months ended June 30, 2007 and 2006 was $0.2 million and $0.1 million, respectively. For the three months ended June 30, 2007 and 2006, $0.4 million and $0.5 million was received from the exercise of stock options, and $0.1 million and $0.3 million was realized as income tax benefits, respectively.

For the six months ended June 30, 2007 and 2006, share-based compensation expense under SFAS No. 123R was $1.2 million and $0.5 million, resulting in a decrease in net income of $0.8 million and $0.3 million, a decrease in basic earnings per common share of $0.04 and $0.02, and a decrease in diluted earnings per common share of $0.03 and $0.01, respectively. The income tax benefit related to the share-based compensation cost for the six months ended June 30, 2007 and 2006 was $0.4 million and $0.2 million, respectively. For the six months ended June 30, 2007 and 2006, $0.4 million and $1.6 million was received from the exercise of stock options, and $0.1 million and $0.7 million was realized as income tax benefits, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2007, there was $5.5 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. The cost is expected to be recognized over thirty-four months. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options’ vesting period.

The following weighted average assumptions were used for the Director Plans and Employee Stock Option Plans for the six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
Director Plan Assumptions:	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Expected stock price volatility	30.59%	32.22%	30.59%	32.22%
Risk-free interest rate	4.96	4.56	4.96	4.56
Expected dividend yield	2.64	2.51	2.64	2.51
Expected annual forfeitures	1.85	1.70	1.85	1.70
Expected life (in years)	7.87	7.75	7.87	7.75

Employee Plan Assumptions:
Expected stock price volatility	29.92%	30.52%	29.92%	30.54%
Risk-free interest rate	4.78	5.03	4.78	5.03
Expected dividend yield	2.58	2.43	2.58	2.43
Expected annual forfeitures	1.30	1.29	1.30	1.29
Expected life (in years)	7.42	6.86	7.42	6.87

5.	Intangible Assets

The gross carrying amounts of intangible assets acquired in connection with branch and bank acquisitions and a favorable lease were $9.0 million at both June 30, 2007 and December 31, 2006, and accumulated amortization on such intangible assets was $7.0 million and $6.4 million at June 30, 2007 and December 31, 2006, respectively. The intangible amortization expense was $0.3 million and $0.6 million for both the three and six months ended June 30, 2007 and 2006. The annual amortization expense for the remaining life of all intangibles will vary throughout the amortization periods. During such periods, the maximum amount of amortization will be $1.1 million on an annual basis.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Earnings Per Common Share (“EPS”)

The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006 is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net Income	$6,514	$7,225	$13,255	$15,340
Less: preferred dividends	10	10	10	10
Net income for basic and diluted earnings per common share - net income available to common stockholders	$6,504	$7,215	$13,245	$15,330
Denominator:
Denominator for basic earnings per common share - weighted average shares	21,923,663	21,765,023	21,912,589	21,744,542
Effects of dilutive securities - director and employee stock options	387,047	1,006,741	491,124	1,011,144
Denominator for diluted earnings per common share - adjusted weighted average shares	22,310,710	22,771,764	22,403,713	22,755,686
Basic earnings per common share	$0.30	$0.33	$0.60	$0.71
Diluted earnings per common share	0.29	0.32	0.59	0.67

7.	Securities

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not have gross realized gains during the three months ended June 30, 2007 and 2006. The Company had gross realized gains of $2,000 and $5,000 that were recorded as part of other income during the six months ended June 30, 2007 and 2006, respectively. The Company did not have realized losses during the three and six months ended June 30, 2007 and 2006, respectively.

A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses on securities at June 30, 2007 and December 31, 2006 is as follows:

	(000’s)
June 30, 2007	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,930	$	―	$2,277	$70,653
Mortgage-backed securities	440,891		1,905	9,228	433,568
Obligations of states and political subdivisions	226		9	―	235
Corporate securities	108		36	―	144
Total securities available for sale	$514,155		$1,950	$11,505	$504,600
Held to Maturity:
U.S. government agencies	$640,214	$	―	$16,544	$623,670
Obligations of states and political subdivisions	116,431		1,273	969	116,735
Total securities held to maturity	$756,645		$1,273	$17,513	$740,405

	(000’s)
December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,927	$—	$1,027	$71,900
Mortgage-backed securities	361,904	2,027	4,932	358,999
Obligations of states and political subdivisions	230	12	―	242
Corporate securities	109	44	―	153
Total securities available for sale	$435,170	$2,083	$5,959	$431,294
Held to Maturity:
U.S. government agencies	$639,846	$178	$6,033	$633,991
Obligations of states and political subdivisions	112,102	1,800	386	113,516
Total securities held to maturity	$751,948	$1,978	$6,419	$747,507

Available for sale and held to maturity qualified obligations of states and political subdivisions are not subject to Federal income tax.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of gross unrealized losses on securities that are not other-than-temporarily impaired, which have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of June 30, 2007 and December 31, 2006, is as follows:

Securities in an Unrealized Loss Position that are not Other-Than-Temporarily Impaired
(000’s)

June 30, 2007	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$294,349	$5,901	$399,974	$12,920	$694,323	$ 18,821
Mortgage-backed securities	150,932	1,875	132,854	7,353	283,786	9,228
Obligations of states and political subdivisions	57,917	562	9,395	407	67,312	969
Corporate securities	1	—	—	—	1	—
Total temporarily impaired securities	$503,199	$8,338	$542,223	$20,680	$1,045,422	$29,018

	(000’s)
December 31, 2006	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$120,536	$511	$406,325	$6,549	$526,861	$7,060
Mortgage-backed securities	6,550	22	145,583	4,910	152,133	4,932
Obligations of states and political subdivisions	41,195	148	8,914	238	50,109	386
Total temporarily impaired securities	$168,281	$681	$560,822	$11,697	$729,103	$12,378

The Company’s U.S. government agency and mortgage-backed securities that are in an unrealized loss position at June 30, 2007 and December 31, 2006 are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At June 30, 2007 and December 31, 2006, approximately $3.1 million and $14.4 million, respectively, of issuances were not rated, substantially all of which were bond or tax anticipation notes from local municipalities.

At June 30, 2007, the number of securities in an unrealized loss position included 24 U.S. government agencies, 39 mortgage-backed securities, and 143 obligations of states and political subdivisions. At December 31, 2006, the number of securities in an unrealized loss position included 17 U.S. government agencies, 29 mortgage-backed securities, and 107 obligations of states and political subdivisions. The temporary impairment on securities of less than 12 months and 12 months or more at June 30, 2007 and December 31, 2006 is due to the higher interest rate environment, as compared to the periods in which the securities were initially purchased. The higher interest rates resulted in a decline in the market value of the securities. The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment. Management does not consider the impairment of the securities to be other than temporary due to the high credit quality or insurance provided by private insurance companies, and the intent and ability of the Company to hold such securities until a forecasted recovery or maturity occurs.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Loans

Nonaccrual loans were $8.3 million and $9.8 million at June 30, 2007 and December 31, 2006, respectively. Restructured loans were $0.1 million at both June 30, 2007 and December 31, 2006. At June 30, 2007 and December 31, 2006, the recorded investment in loans that are considered to be impaired approximated $8.0 million and $9.2 million, respectively. Such loans were also in nonaccrual status at June 30, 2007 and December 31, 2006, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2007 and 2006 and for the year ended December 31, 2006 was $8.8 million, $14.6 million, and $14.1 million, respectively. There was no interest income recognized by the Company on impaired loans for the three and six months ended June 30, 2007 and $0.2 million of interest income on impaired loans was recognized for the three and six months ended June 30, 2006.

As applicable, each impaired loan has a related allowance for loan losses in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15.” As of June 30, 2007, impaired and nonaccrual loans primarily consisted of one customer relationship. The loans related to this customer relationship, aggregating $7.4 million of commercial loans as of June 30, 2007, involve problems with sources of repayment from operating cash flows. No specific allowance for loan loss was allocated to the impaired loans related to this customer relationship due to the market value of the real estate collateral. The impaired loans mentioned above are also supported by personal guarantees.

Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At June 30, 2007, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances. At June 30, 2007, accruing loans denoted as potential problem loans, which may result in the loans being placed on nonaccrual status in the near future, were not significant. Accruing loans that are contractually past due 90 days or more at June 30, 2007 were not significant.

9.	Borrowings and Stockholders’ Equity

The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York (“FHLB”) advances. Short-term securities sold under agreements to repurchase have original maturities between one and 365 days. The Bank has borrowing availability under master security sale and repurchase agreements through four primary investment firms, the FHLB, and to a lesser extent, its customers. At June 30, 2007 and December 31, 2006, the Bank had no short-term repurchase agreements outstanding with the FHLB or primary investment firms.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2007 and December 31, 2006, the Bank had short-term repurchase agreements with customers of $1.0 million and $0.7 million at a weighted average interest rate of 3.79 percent and 3.83 percent, respectively. These short-term customer borrowings were collateralized by securities with an aggregate carrying value of $1.1 million and an estimated fair value of $1.0 million at June 30, 2007 and an aggregate carrying value and estimated fair value of $0.7 million at December 31, 2006.

Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $90.0 million. At June 30, 2007 and December 31, 2006, the Bank had no federal funds purchased balances outstanding.

Short-term FHLB advances are borrowings with original maturities between one and 365 days. There were no short-term FHLB advances outstanding at June 30, 2007 and December 31, 2006.

Additional information with respect to short-term borrowings as of and for the six months ended June 30, 2007 and 2006 is presented in the following table:

	(000’s except percentages)
Short-Term Borrowings	2007	2006
Balance at June 30	$1,028	$738
Average balance outstanding	$1,888	$62,716
Weighted-average interest rate:
As of June 30	3.79%	3.75%
Paid during period	3.94%	4.67%

The Bank had long-term borrowings, which have original maturities of over one year, of $626.0 million and $605.5 million in securities sold under agreements to repurchase at June 30, 2007 and December 31, 2006, respectively. These borrowings have an original term of ten years at interest rates between 2.83 percent and 6.08 percent at June 30, 2007, and between 1.99 percent and 6.08 percent at December 31, 2006 that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. The long-term borrowings in securities sold under agreements to repurchase may not be repaid in full prior to maturity without penalty. As of June 30, 2007, long-term repurchase agreements with the FHLB were collateralized by securities with an aggregate carrying value of $747.0 million and an estimated fair value of $736.0 million. As of December 31, 2006, long-term repurchase agreements with the FHLB were collateralized by securities with an aggregate carrying value of $653.8 million and an estimated fair value of $650.8 million.

At June 30, 2007 and December 31, 2006, long-term FHLB advances totaled $126.8 million and $101.8 million at interest rates between 4.04 percent and 5.99 percent and between 4.05 percent and 5.99 percent, respectively. At June 30, 2007, borrowings totaling $1.8 million consisted of amortizing advances having scheduled payments. Other borrowings totaling $125.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. Advances at December 31, 2006 included $1.8 million of amortizing advances having scheduled periodic payments and $100.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. The long-term FHLB advances may not be repaid in full prior to maturity without penalty. At June 30, 2007 and December 31, 2006, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain residential mortgage-related assets having an aggregate book value of $158.2 million and $125.6 million, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2007 a $28.0 million FHLB letter of credit was used as collateral for a New York State governmental deposit. The FHLB letter of credit was collateralized by a pledge to the FHLB of residential mortgage loans at June 30, 2007 having an aggregate book value of $34.9 million. At December 31, 2006, a $20.0 million FHLB letter of credit was used as collateral for a New York State government deposit and collateralized by a pledge to the FHLB of residential mortgage loans having an aggregate book value of $24.7 million.

A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at June 30, 2007, with comparative totals for December 31, 2006, is as follows:

	(000’s except percentages)
Long-Term Borrowings	Within 1 Year	After 1 But Within 5 Years	After 5 Years	2007 Total	2006 Total
Contractual Payment Date:
Total long-term borrowing	$40,020	$130,095	$582,684	$752,799	$707,309
Weighted average interest rate	5.64%	5.70%	4.09%	4.45%	4.46%
Expected Call Date:
Total long-term borrowing	$356,020	$395,095	$1,684	$752,799	$707,309
Weighted average interest rate	4.04%	4.81%	5.99%	4.45%	4.46%

At June 30, 2007 and December 31, 2006, the Bank held 366,728 and 345,227 shares, respectively, of capital stock of the FHLB with a carrying value of $36.7 million and $34.5 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings to an aggregate of 50 percent of total assets upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company in any year may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. In addition, the Bank may not declare and pay dividends more often than quarterly, and no dividends may be declared or paid if there is any impairment of the Bank’s capital stock. At June 30, 2007, the Bank could pay dividends of $32.5 million to the Company without having to obtain prior regulatory approval.

For the six months ended June 30, 2006, the Company purchased 120,300 shares of its common stock at an aggregate cost of $2.6 million under its 2005 repurchase plan, which expired December 31, 2006. As of June 30, 2007, the Company’s Board of Directors has not authorized a new repurchase plan. For the six months ended June 30, 2007, there was no common stock acquired in connection with stock option exercises compared to 8,922 shares of common stock acquired for the six months ended June 30, 2006.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trusts

At June 30, 2007, the Company had outstanding $51.5 million of junior subordinated debt in connection with the issuance of $51.5 million of Capital Securities. Capital Securities are generally permitted to be included in Tier I regulatory capital in an amount not in excess of 25 percent of Tier I Capital, with the remainder included in Total Capital. At June 30, 2007, Tier I Capital totaled $286.2 million, which included $50.0 million of Capital Securities.

On June 26, 2007, the Capital Securities of USB Statutory Trust III were redeemed at a redemption price equal to the $1,000 liquidation amount of each security, plus all accrued and unpaid interest per security to, but not including, the redemption date. The redemption of the Capital Securities was made in connection with the concurrent redemption by the Company of all of its $10.3 million Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) due June 26, 2032, which were held exclusively by USB Statutory Trust III, on June 26, 2007 at a redemption price equal to the principal outstanding amount of the Debentures, plus interest accrued and unpaid on the Debentures to, but not including, the redemption date.

11.	Commitments and Contingencies

In the normal course of business, various commitments to extend credit are made that are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2007, the Company had approximately $463.0 million in formal credit lines outstanding, $63.7 million in loan commitments outstanding, which are loans primarily collateralized by real estate, $32.8 million of standby letters of credit outstanding, and $47.7 million of credit card lines outstanding. Such amounts represent the maximum risk of loss on these commitments.

Standby letters of credit are issued to guarantee financial performance or obligations of the Bank’s customers. Generally, standby letters of credit are either partially or fully collateralized by cash, real estate, or other assets. In most cases, personal guarantees are obtained. Standby letters of credit are considered in the Bank’s evaluation of its reserve for unfunded loan commitments.

Effective May 19, 1999, the Company adopted the Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the “Director Retirement Plan”), which is described in Note 17 to the Company’s Consolidated Financial Statements included in the 2006 Annual Report to Stockholders. At June 30, 2007 and December 31, 2006, the Company had a recorded liability of $596,000 and $580,000, respectively, to provide for the present value of payments expected to be made under the Director Retirement Plan. The discount rate used to compute the present value obligation is 5.25 percent for both periods.

The Company adopted SFAS No. 158, “Employers Accounting for Deferred Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”) as of December 31, 2006. The adoption of SFAS No. 158 required the Company to record the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee directors, as a component of accumulated other comprehensive income (loss). Benefit cost for the Director Retirement Plan for the three months ended June 30, 2007 and 2006 was approximately $22,000 and $31,000, of which $8,000 and $7,000 represents current service cost and $14,000 and $24,000 represents prior service cost, respectively. Benefit cost for the Director Retirement Plan for the six months ended June 30, 2007 and 2006 was approximately $44,000 and $63,000, of which $16,000 and $14,000 represents current service cost and $28,000 and $49,000 represents amortization of prior service cost, respectively.

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

The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, and Southern Connecticut and the surrounding area. For the six months ended June 30, 2007 and 2006, there is no customer that accounted for more than ten percent of the Company’s revenue.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	Subsequent Events

The Company announced the execution of an Agreement and Plan of Merger among KeyCorp, KYCA Corporation, and U.S.B. Holding Co., Inc., dated as of July 26, 2007, as amended on August 6, 2007, (the “Agreement”), pursuant to which the Company will merge into KYCA Corporation, a wholly-owned subsidiary of KeyCorp, in exchange for cash and stock valued at approximately $575 million and the Bank will merge into KeyBank National Association. Under the terms of the agreement, shareholders of the Company will be entitled to receive 0.455 shares of KeyCorp common stock and $8.925 in cash for each share of Company common stock that they own. Consummation of the merger is subject to a number of customary conditions, including, but not limited to, the approval of the agreement by the Company’s shareholders and the receipt of all required bank regulatory approvals.

On July 25, 2007, the Company and the Bank entered into amended and restated employment agreements with each of Thomas E. Hales and Raymond J. Crotty (collectively, the “Employment Agreements”) in order to renew the terms to five years for Mr. Hales and three years for Mr. Crotty. In addition, the Employment Agreements were amended to comply with section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and regulations or other guidance of the Internal Revenue Service published thereunder (collectively, “Section 409A”). Among other requirements, Section 409A requires restrictions on payment timing to specified individuals under certain types of compensation agreements.

On July 25, 2007, the Bank entered into a letter agreement with Mr. Thomas Buonaiuto which provides change of control benefit protections to Mr. Buonaiuto in certain circumstances.

On July 25, 2007, the Company adopted the U.S.B. Holding Co., Inc. Amended and Restated Severance Plan (the “Severance Plan”), which will provide severance protections to eligible full time employees of both the Company and Bank following a change in control (as defined in the Severance Plan) of the Company.

Generally, all full time employees (other than management personnel with employment agreements or change in control agreements) will be eligible to participate in the Severance Plan. Under the Severance Plan, in the event of a change in control, as defined, eligible employees who are terminated from or, in certain cases, terminate their employment (for reasons specified under the Severance Plan), within one year after the change in control will be entitled to receive severance benefits, including a cash severance payment equal to between two weeks and forty weeks of the participant’s annual compensation, depending on the participant’s full years of service with the Company or a subsidiary thereof. In addition, participants entitled to severance will also receive continued medical and dental coverage at no cost to the participant for the length of their severance period (i.e., between two and forty weeks depending upon years of service) with the ability to continue coverage thereafter pursuant to COBRA at the participant’s expense.

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

MERGER AGREEMENT WITH KEYCORP

The Company announced the execution of an Agreement and Plan of Merger among KeyCorp, KYCA Corporation, and U.S.B. Holding Co., Inc. dated as of July 26, 2007, as amended on August 6, 2007, (the “Agreement”), pursuant to which the Company will merge into KYCA Corporation, a wholly-owned subsidiary of KeyCorp, in exchange for cash and stock valued at approximately $575 million and the Bank will merge into KeyBank National Association. Under the terms of the agreement, shareholders of the Company will be entitled to receive 0.455 shares of KeyCorp common stock and $8.925 in cash for each share of Company common stock that they own. Consummation of the merger is subject to a number of customary conditions, including, but not limited to, the approval of the agreement by the Company’s shareholders and the receipt of all required bank regulatory approvals.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company’s primary business is obtaining deposits through its retail branch system, and commercial and municipal relationships, and lending to both a retail and commercial customer base. A substantial amount of loans are collateralized by real estate, including construction projects. The Bank’s residential mortgage portfolio does not contain sub-prime loans and, therefore, has not been affected by the sub-prime loan market. The Company also acquires triple-A credit rated securities and obligations of local municipalities to invest deposits in excess of loan production and borrows on a wholesale basis to leverage capital and manage interest rate risk. The Company operates through its 31 full service branches and its four loan centers in Rockland, Westchester, and Orange counties, and New York City in New York and Stamford, Connecticut.

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

The Company’s core revenue, net interest income, has been adversely affected during the six months ended June 30, 2007 by a decrease in the net interest margin as a result of an inverted U.S. Treasury yield curve in which short-term interest rates are at higher levels than medium- to long-term interest rates, and pricing pressures from increased competition for loans and deposits. The current slope of the U.S. Treasury yield curve, combined with continuing pricing pressures on deposits and loans in the Company’s marketplace, could continue to negatively affect net interest income by causing the net interest margin to compress further.

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

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

At June 30, 2007, the Company had total assets of $3,029.8 million, an increase of $106.5 million from December 31, 2006. The increase in total assets was primarily due to increases in the securities portfolio and loans, net.

The securities portfolio, including investments in FHLB stock, totaled $1,297.9 million and $1,217.8 million at June 30, 2007 and December 31, 2006, respectively, an increase of $80.2 million during the six months ended June 30, 2007. The securities portfolio consisted of securities held to maturity at amortized cost of $756.6 million and $751.9 million, securities available for sale at estimated fair value totaling $504.6 million and $431.3 million, and FHLB stock of $36.7 million and $34.5 million at June 30, 2007 and December 31, 2006, respectively.

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

Generally, most securities may be used to collateralize borrowings and public deposits. As a result, the investment portfolio is an integral part of the Company’s funding strategy. The Company will continue to seek opportunities in utilizing the investment portfolio to invest excess cash flow and leverage capital, while managing interest rate risk. The weighted average life of the investment portfolio at June 30, 2007 and December 31, 2006 was 8.42 years and 7.87 years, respectively.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the six months ended June 30, 2007, U.S. government agency securities decreased $0.9 million due primarily to a decrease of $1.2 million in the estimated fair value of available for sale securities, partially offset by an increase of $0.3 million of amortization of the loss on transfer of available for sale securities to held to maturity. U.S. government agency securities of $710.9 million as of June 30, 2007 consisted of fixed-rate securities with longer-term maturities and call options by the issuer to increase yield. Mortgage-backed securities increased by $74.6 million primarily due to purchases of $105.9 million and an increase of $0.1 million in discount accretion, partially offset by principal paydowns of $27.0 million and a decrease in the estimated fair value of available for sale securities of $4.4 million. The Bank’s investment in obligations of states and political subdivisions, or municipal securities, increased by $4.3 million. This was primarily due to purchases of $16.6 million, partially offset by maturities and redemptions of $12.3 million. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. These obligations are principally of New York State political subdivisions and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

The Company invests in medium-term corporate debt securities and bank and other equity securities. The Company had outstanding balances in corporate securities of $0.1 million and $0.2 million at June 30, 2007 and December 31, 2006, respectively, consisting of bank and other equity securities.

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

At June 30, 2007, total loans, net were $1,588.0 million, a net increase of $10.6 million or 0.7 percent compared to December 31, 2006. A summary of the increase in total loans, net at June 30, 2007 compared to December 31, 2006 is as follows:

	(000’s)
	June 30, 2007	December 31, 2006	Increase/(Decrease)
Time and demand loans	$131,369	$140,416	$(9,047)
Installment loans	26,879	28,621	(1,742)
Credit Card	7,329	7,444	(115)
Real Estate
- Commercial	575,539	572,622	2,917
- Residential	285,024	293,370	(8,346)
- Construction and real estate secured	491,797	465,463	26,334
- Home equity	83,020	82,452	568
Other	4,395	5,280	(885)
Gross loans	1,605,352	1,595,668	9,684
Deferred net loan commitment fees	(1,635)	(2,248)	613
Total loans	1,603,717	1,593,420	10,297
Allowance for loan losses	(15,696)	(16,034)	338
Total loans, net	$1,588,021	$1,577,386	$10,635

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the normal course of business, various commitments to extend credit are made that are not reflected in the accompanying condensed consolidated financial statements. The Company had approximately $463.0 million in formal credit lines outstanding, $63.7 million in loan commitments outstanding, which are loans primarily collateralized by real estate, $32.8 million of standby letters of credit outstanding, and $47.7 million of credit card lines outstanding. Such amounts represent the maximum risk of loss on these commitments. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increasing deposits and borrowings, and receiving proceeds from loan and security repayments.

The Company's allowance for loan losses decreased $0.3 million to $15.7 million at June 30, 2007 from $16.0 million at December 31, 2006. The decrease in the allowance for loan losses was due to charge-offs of $1.1 million of nonperforming loans, as well as improved factors applied to other loan classifications. The decrease in the allowance for loan losses was partially offset by an increase in total loans outstanding of $10.3 million. The allowance represents 0.98 percent and 1.01 percent of total loans outstanding at June 30, 2007 and December 31, 2006, respectively.

The allowance for loan losses and reserve for unfunded loan commitments and standby letters of credit reflect a provision of $0.7 million and net charge-offs of $1.1 million recorded for the six months ended June 30, 2007. The reserve for unfunded loan commitments and standby letters of credit of $1.0 million at June 30, 2007 and $1.1 million at December 31, 2006 is included in other liabilities. At June 30, 2007, accruing loans denoted as potential problem loans, which may result in the loans being placed on nonaccrual status in the near future, were not significant.

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

The provisions for credit losses established for the six months ended June 30, 2007 and 2006, and the related allowance and reserve, reflect net charge-offs incurred and risks with respect to real estate, time and demand, installment, credit card, and other loans, as well as the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. Management believes the allowance and the reserve at June 30, 2007 appropriately reflect the risk elements inherent in the total credit portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance or the reserve in response to changing economic conditions or regulatory examinations.

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

Total deposits increased $74.2 million, or 3.9 percent, for the six months ended June 30, 2007 to $1,970.6 million. The total deposit increase resulted from net increases in retail and commercial deposits of $85.3 million and municipal deposits of $42.9 million, partially offset by a decrease in brokered deposits of $54.0 million.

A summary of the increase in total deposits at June 30, 2007 compared to December 31, 2006 is as follows:
		(000’s)
	June 30, 2007	December 31, 2006	Increase/ (Decrease)
Non-interest bearing deposits:
Individuals, partnerships, and corporations	$287,501	$269,468	$18,033
Certified and official checks	10,598	14,753	(4,155)
States and political subdivisions	17,877	10,661	7,216
Total non-interest bearing deposits	315,976	294,882	21,094
Interest bearing deposits:
NOW accounts	102,068	110,386	(8,318)
Money market accounts	177,784	139,052	38,732
Savings deposits	413,263	370,034	43,229
States and political subdivisions - NOW, money market, and savings deposits	99,698	81,827	17,871
Time deposits of individuals, partnerships, corporations under $100,000	377,666	378,631	(965)
Time deposits of individuals, partnerships, corporations over $100,000	208,036	214,039	(6,003)
Brokered time deposits	―	54,000	(54,000)
States and political subdivisions - time deposits	179,483	161,660	17,823
IRAs and Keoghs	96,614	91,858	4,756
Total interest bearing deposits	1,654,612	1,601,487	53,125
Total deposits	$1,970,588	$1,896,369	$74,219

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in municipal deposits was primarily due to competitive rates being offered on municipal time and NOW deposits. The increase in retail and commercial deposits at June 30, 2007 was primarily due to the Bank offering competitively priced NOW, savings, short-term time deposits and tiered money market deposits, as well as obtaining higher levels of demand deposits from existing commercial customers. The decrease in brokered deposits was a result of maturities during the first six months of 2007. The brokered deposits were not renewed as a result of alternative sources of funding (i.e., wholesale borrowings and municipal deposits) being more competitively priced.

As the amounts of deposits change and earning assets increase or decrease, the Bank will manage its funding with short-term borrowings. Short-term borrowings provide management with the ability to react to changes in levels of earning assets. As of June 30, 2007, the Bank did not have any FHLB short-term borrowings as a result of an increase in municipal deposits. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $228.4 million at June 30, 2007 from the December 31, 2006 balance of $223.4 million, an increase of 2.2 percent. The increase primarily resulted from: $13.3 million of net income for the six months ended June 30, 2007; $0.5 million of stock options exercised and related tax benefit; and $1.2 million of compensation cost related to stock options; partially offset by cash dividends paid of $6.6 million and an increase in accumulated other comprehensive loss of $3.5 million.

The Company's leverage ratio at June 30, 2007 was 9.52 percent, compared to 9.75 percent at December 31, 2006. The decrease in the Company’s leverage capital ratio is due primarily to the redemption of USB Statutory Trust III Capital Securities, partially offset by an increase in stockholders’ equity, excluding accumulated other comprehensive loss, for the six months ended June 30, 2007. The Company's Tier I and total capital ratios under applicable risk-based capital guidelines were 15.32 percent and 16.21 percent at June 30, 2007, and 15.43 percent and 16.34 percent at December 31, 2006, respectively. In addition, the Bank exceeded all current regulatory capital requirements and was in the “well-capitalized” category at June 30, 2007 and December 31, 2006.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Earnings

Net income for the three months ended June 30, 2007 was $6.5 million compared to $7.2 million for the three months ended June 30, 2006, a decrease of $0.7 million, or 9.8 percent. Diluted earnings per common share for the quarter ended June 30, 2007 was $0.29 compared to $0.32 for the prior year period, a decrease of 9.4 percent. The Company’s second quarter 2007 net income resulted in a 11.38 percent return on average common stockholders’ equity and a 0.87 percent return on average total assets, as compared to 13.88 percent and 1.03 percent, respectively, for the 2006 second quarter.

Net income for the six months ended June 30, 2007 was $13.3 million compared to $15.3 million for the six months ended June 30, 2006, a decrease of $2.1 million, or 13.6 percent. Diluted earnings per common share for the quarter ended June 30, 2007 was $0.59 compared to $0.67 for the prior year period, a decrease of 11.9 percent. The Company’s six months ended June 30, 2007 net income resulted in a 11.67 percent return on average common stockholders’ equity and a 0.89 percent return on average total assets, as compared to 14.80 percent and 1.10 percent, respectively, for the 2006 period.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income is positively impacted by a combination of increases in interest earning assets over interest bearing liabilities and an increase in the net interest spread between interest earning assets and interest bearing liabilities. Net interest income is adversely impacted by a combination of decreases in interest earning assets over interest bearing liabilities and a decrease in the net interest spread between interest earning assets and interest bearing liabilities. For the three months ended June 30, 2007, net interest income decreased $0.8 million, or 3.4 percent, to $22.1 million compared to $22.9 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, net interest income decreased $2.0 million, or 4.3 percent, to $44.2 million compared to $46.2 million for the six months ended June 30, 2006.

A summary of the average balances and interest yield/rates for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is as follows:
	(000’s, except percentages) For the three months ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Interest earning assets:
Federal funds sold	$63,184	$829	5.19%	$31,333	$390	4.92%
Securities:
U.S. government agencies	713,023	9,940	5.58	712,282	9,945	5.58
Mortgage-backed securities	396,486	5,536	5.58	338,019	4,549	5.38
Obligations of states and political subdivisions	112,758	1,800	6.39	106,182	1,695	6.39
Corporate securities, FHLB stock, and other securities	37,223	677	7.28	36,142	446	4.95
Loans, net	1,621,700	29,900	7.35	1,486,197	27,060	7.26
Total interest earning assets	2,944,374	48,682	6.60%	2,710,155	44,085	6.49%
INTEREST BEARING LIABILITIES
Deposits:
NOW	$187,240	$853	1.83%	$170,669	$475	1.12%
Money market	180,831	1,483	3.29	150,347	782	2.09
Savings	433,927	2,926	2.70	420,709	2,237	2.13
Time	902,098	10,844	4.81	772,002	7,743	4.01
Total interest bearing deposits	1,704,096	16,106	3.75	1,513,727	11,237	2.93
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	720,566	8,167	4.48	699,842	7,962	4.50
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	61,285	1,692	11.04	61,858	1,382	8.94
Total interest bearing liabilities	2,485,947	25,965	4.14%	2,275,427	20,581	3.57%
NET INTEREST INCOME		$22,717			$23,504
NET YIELD ON INTEREST EARNING ASSETS (NET INTEREST MARGIN)			3.09%			3.47%

The data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35 percent. The effect of the tax equivalent adjustment to interest income on total interest earning assets was $0.6 million for the three months ended June 30, 2007 and 2006. The estimated fair value adjustment on the available for sale securities is included in non-interest earning assets. Non accruing loans are included in average balances of loans, net. The net amortization of loan commitment fees, net of certain direct loan origination costs of $0.5 million and $0.6 million for the three months ended June 30, 2007 and 2006, respectively, are included in interest income on loans, net.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the average balances and interest yield/rates for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is as follows:
	(000’s, except percentages) For the six months ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Interest earning assets:
Federal funds sold	$63,822	$1,665	5.19%	$26,172	$619	4.70%
Securities:
U.S. government agencies	712,931	19,881	5.58	712,189	19,880	5.58
Mortgage-backed securities	377,504	10,551	5.59	330,910	8,768	5.30
Obligations of states and political subdivisions	112,948	3,608	6.39	106,972	3,406	6.38
Corporate securities, FHLB stock, and other securities	36,773	1,331	7.24	34,704	866	5.03
Loans, net	1,606,728	58,941	7.32	1,482,236	53,047	7.14
Total interest earning assets	2,910,706	95,977	6.59%	2,693,183	86,586	6.43%
INTEREST BEARING LIABILITIES
Deposits:
NOW	$198,613	$1,889	1.92%	$194,081	$1,293	1.34%
Money market	179,522	2,858	3.21	146,253	1,389	1.92
Savings	400,438	5,112	2.57	428,709	4,301	2.02
Time	903,573	21,537	4.79	762,795	14,383	3.79
Total interest bearing deposits	1,682,146	31,396	3.76	1,531,838	21,366	2.81
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	710,976	16,014	4.48	669,292	15,000	4.46
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	61,573	3,088	10.03	61,858	2,709	8.76
Total interest bearing liabilities	2,454,695	50,498	4.12%	2,262,988	39,075	3.46%
NET INTEREST INCOME		$45,479			$47,511
NET YIELD ON INTEREST EARNING ASSETS (NET INTEREST MARGIN)			3.12%			3.53%

The data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35 percent. The effect of the tax equivalent adjustment to interest income on total interest earning assets was $1.3 million for the six months ended June 30, 2007 and 2006. The estimated fair value adjustment on the available for sale securities is included in non-interest earning assets. Non accruing loans are included in average balances of loans, net. The net amortization of loan commitment fees, net of certain direct loan origination costs of $1.0 million for the six months ended June 30, 2007 and 2006, respectively, are included in interest income on loans, net.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the dollar amount of changes in interest income, interest expense, and net interest income between the three and six months ended June 30, 2007 and 2006 on a tax equivalent basis:

	For the three months ended June 30, 2007 compared to 2006			For the six months ended June 30, 2007 compared to 2006
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
INTEREST INCOME:
Federal funds sold	$416	$23	$439	$975	$71	$1,046
Securities	947	371	1,318	1,565	886	2,451
Loans, net	2,500	340	2,840	4,533	1,361	5,894
Total interest earning assets	3,863	734	4,597	7,073	2,318	9,391

INTEREST EXPENSE:
Interest bearing deposits	1,510	3,359	4,869	2,256	7,774	10,030
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	422	(217)	205	946	68	1,014
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	(87)	397	310	(37)	416	379
Total interest bearing liabilities	1,845	3,539	5,384	3,165	8,258	11,423
Decrease in interest differential	$2,018	$(2,805)	$(787)	$3,908	$(5,940)	$(2,032)

The decrease in net interest income for the three and six months ended June 30, 2007 resulted primarily from decreases in the net interest spread and margin on a tax equivalent basis. The decreases in the net interest margin on a tax equivalent basis were primarily due to the rates on interest bearing liabilities increasing more rapidly than the yields on interest earning assets due to competitive pressures on loan and deposit pricing and a flat-to-inverted U.S. Treasury yield curve. The decrease was partially offset by increases in average volume on interest earning assets. As of June 30, 2007, the Company’s balance sheet is in a liability interest rate sensitive position.

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

Provision for Credit Losses

The provision for credit losses for the three and six months ended June 30, 2007 decreased to $357,000 and $704,000 compared to $998,000 and $1,307,000 for 2006. The ratio of allowance for loan losses to total loans at June 30, 2007, December 31, 2006, and June 30, 2006 was 0.98 percent, 1.01 percent, and 1.09 percent, respectively. The ratio of non-performing assets to total assets at June 30, 2007 was 0.28 percent compared to 0.34 percent and 0.32 percent at December 31, 2006 and June 30, 2006, respectively. During the three and six months ended June 30, 2007, net charge-offs totaled $0.6 million and $1.1 million compared to $0.2 million and $0.3 million for the 2006 period, respectively. Net charge-offs during the six months ended June 30, 2007 primarily consisted of $0.4 million related to one non-performing real estate construction loan (charged-off during the 2007 first quarter) and $0.6 million related to one non-performing business loan (charged-off during the 2007 second quarter).

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans were $8.3 million and $9.0 million at June 30, 2007 and 2006, respectively, compared to $9.8 million at December 31, 2006. Total nonaccrual loans at June 30, 2007 primarily consisted of one customer relationship with commercial loans aggregating $7.4 million. The loans involve problems with sources of repayment from operating cash flows. The loans are also supported by personal guarantees. No specific allowance for loan loss was allocated to these impaired loans due to the market value of the real estate collateral. Restructured loans were $0.1 million at both June 30, 2007 and December 31, 2006.

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

Net income is adversely impacted by the level of non-performing assets caused by the deterioration of borrowers’ ability to meet scheduled interest and principal payments. In addition to foregone revenue, the Company must increase the level of its provision for credit losses and incur collection and other costs associated with the management and disposition of foreclosed properties. A substantial portion (89.5 percent at June 30, 2007) of total loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates.

Non-Interest Income

Non-interest income increased for the three months ended June 30, 2007 to $1.7 million and decreased for the six months ended June 30, 2007 to $3.4 million compared to $1.6 million and $3.6 million for the 2006 periods, respectively. The increase for the June 30, 2007 three month period compared to 2006 was primarily due to higher levels of credit card related income and fee income from nontraditional Bank products. The decrease for the June 30, 2007 six month period compared to 2006 was primarily due to lower levels of service charges on deposit accounts and loan prepayment fees.

Non-Interest Expenses

Non-interest expenses increased $1.2 million, or 9.6 percent, and $1.8 million, or 7.0 percent, to $14.0 million and $27.6 million for the three and six months ended June 30, 2007, respectively. The primary reasons for the increases were higher levels of salaries and employee benefits expense, occupancy and equipment expenses, other expense, and for the three month period, advertising and business development expense.

Salaries and employee benefits expense, the largest component of non-interest expense, increased by $842,000, or 10.5 percent, and $1,272,000, or 7.8 percent, to $8.8 million and $17.5 million, during the three and six months ended June 30, 2007 compared to the 2006 periods, respectively. The increases for the three and six months ended June 30, 2007 were primarily due to an increase in stock option expense, payroll expense, medical benefit costs, and a lower level of deferred salaries and employee benefits expense related to loan originations. The increase was partially offset by lower levels of incentive compensation expense.

U.S.B. HOLDING CO., INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in non-interest expense for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 were also primarily due to the following:

•
Increases of $118,000 (6.1 percent) and $212,000 (5.4 percent) in occupancy and equipment expense. The increases primarily reflect higher occupancy and equipment costs from the opening of branch locations and maintenance contracts on new equipment purchased. The increases were partially offset by lower levels of depreciation expense.

•
Increase of $106,000 (15.8 percent) and a decrease of $34,000 (2.7 percent) in advertising and business development expense. The increase primarily reflects increases in sponsorship events, while the decrease reflects lower radio and television advertising costs.

•
Increases of $40,000 (10.0 percent) and $147,000 (19.0 percent) in professional fees. The increases were primarily due to higher legal fees related to a previous non-performing real estate construction loan held by the Bank’s wholly-owned subsidiary, Dutch Hill Realty Corp., as well as higher audit and legal fees for Securities and Exchange Commission compliance.

•
Increase of $86,000 (8.7 percent) and $159,000 (8.3 percent) in other expense. The increases were primarily due to higher credit card related expenses and outside printing costs, partially offset by lower expenses for courier runs to Bank locations.

Income Taxes

The effective income tax rate for the three and six months ended June 30, 2007 was 30.8 percent and 31.6 percent compared to 32.4 percent and 32.5 percent for the 2006 periods, respectively. The effective income tax rate for both the 2007 and 2006 periods reflects nontaxable income from municipal bonds.

As a result of a reduction in taxable income for New York State tax purposes, the Company has established a valuation allowance that reduces the New York State net deferred tax asset to the amount management believes will more likely than not be realized. At June 30, 2007, December 31, 2006, and June 30, 2006, the valuation allowance was $4.3 million, $3.7 million, and $3.3 million, respectively. As of June 30, 2007, the New York State deferred tax asset, net of state deferred tax liabilities, is fully reserved by the valuation allowance.

The Company adopted FIN No. 48 on January 1, 2007. For more information on the Company’s unrecognized income tax benefits identified under FIN No. 48, see Note 3 to the condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments as a result of adverse changes in market indices such as interest rates, foreign currency exchange rates, and commodity prices. Quantitative and qualitative disclosures about market risk at December 31, 2006 were reported in the Company’s 2006 Annual Report to Stockholders. There were no material changes in the Company’s market risk exposures at June 30, 2007 compared to December 31, 2006. Interest rate risk continues to be the Company’s primary market risk exposure since substantially all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into or acquired for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps and has not been party to any derivative financial instruments during the six months ended June 30, 2007.

The Company continues to use two methods to evaluate its sensitivity to changes in interest rates, a “Static Gap” evaluation and a simulation analysis of the impact of changes in interest rates on the Company’s net interest income and cash flow. There have been no changes in the Company’s policy limit of acceptable variances to net interest income at June 30, 2007 as compared to December 31, 2006. The Company’s “Static Gap” at June 30, 2007 was a negative cumulative gap of $535.6 million in the one-year time frame compared to a negative cumulative gap of $391.8 million at December 31, 2006. If interest rates were to gradually increase 200 basis points or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period would continue to be within the Company’s policy limit of not changing by more than 5.0 percent.

U.S.B. HOLDING CO., INC.
ITEM 4. CONTROLS AND PROCEDURES

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of June 30, 2007. The Chief Executive Officer and Chief Financial Officer have each concluded, based on their review, that as of June 30, 2007, the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors relevant to our operations from those disclosed in the Company’s 2006 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 23, 2007 for the purpose of considering and voting upon the following matters:

I.	Election of two directors, Messrs. Howard V. Ruderman and Edward T. Lutz, constituting Class I members of the Board of Directors, to a three-year term of office.

Votes	For	Withheld
Howard V. Ruderman	18,090,918	610,925
Edward T. Lutz	18,124,184	577,689

The names of each other director whose term of office as a director continued after the meetings are as follows: Thomas E. Hales, Raymond J. Crotty, Michael H. Fury, Kevin J. Plunkett, and Kenneth J. Torsoe.

II.
The appointment of the Company’s independent registered public accounting firm, Deloitte & Touche, LLP, for the audit of the Company’s consolidated financial statements for the year ending December 31, 2007 was ratified with 18,614,257 shares voting for, 71,447 shares voting against, and 16,139 shares abstaining.

ITEM 6. EXHIBITS

Exhibit No. Exhibit

(2) (a)
Agreement and Plan of Merger among KeyCorp, KYCA Corporation and U.S.B. Holding, Co., Inc. dated as of July 26, 2007 (incorporated herein by reference to Exhibit 2(a) to the Registrant’s Form 8-K filed on July 30, 2007).

(2) (b)	First Amendment to the Agreement and Plan of Merger among KeyCorp, KYCA Corporation, and U.S.B. Holding Co., Inc. dated as of August 6, 2007.

(10) (w)	Employment Agreement dated as of July 25, 2007 among the Company, the Bank and Thomas E. Hales (incorporated herein by reference to Exhibit 10(w) to the Registrant’s Form 8-K filed on July 30, 2007).

(10) (x)
Employment Agreement dated as of July 25, 2007 among the Company, the Bank and Raymond J. Crotty (incorporated herein by reference to Exhibit 10(x) to the Registrant’s Form 8-K filed on July 30, 2007).

Exhibit No.	Exhibit

(10) (y)	Letter Agreement dated July 25, 2007 between the Company and Thomas Buonaiuto (incorporated herein by reference to Exhibit 10(y) to the Registrant’s Form 8-K filed on July 30, 2007).

(10) (z)	U.S.B. Holding Co., Inc. Amended and Restated Severance Plan (incorporated herein by reference to Exhibit 10(z) to the Registrant’s Form 8-K filed on July 30, 2007).

(31.1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2007.

U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales	/s/ Thomas M. Buonaiuto
Thomas E. Hales	Thomas M. Buonaiuto
Chairman of the Board,	Executive Vice President,
Chief Executive Officer, and Director	Chief Financial Officer, and
Assistant Secretary
(Principal Financial and
Accounting Officer)