Form 10-Q/A
period 2007-06-30
USB HOLDING CO INC
filed 2007-08-27
CIK 707805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2007, as originally filed on August 9, 2007, is being filed solely to attach Exhibit 2(b), which was inadvertently omitted.

Except as described above, no other changes have been made to the Quarterly Report on Form 10-Q. This Amendment No. 1 to our Quarterly Report on Form 10-Q/A does not otherwise attempt to update the information set forth in the original filing of the Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 23, 2007.

U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales	/s/ Thomas M. Buonaiuto
Thomas E. Hales	Thomas M. Buonaiuto
Chairman of the Board and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer, and
Assistant Secretary
(Principal Financial and
Accounting Officer)