Form 10-Q
period 2007-09-30
USB HOLDING CO INC
filed 2007-11-08
CIK 707805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:  ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING AT NOVEMBER 1, 2007
Common stock, par value $0.01 per share	22,023,291

U.S.B. HOLDING CO., INC.

-i-

ITEM 1. PART I - FINANCIAL INFORMATION

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	September 30, 2007	December 31, 2006
	(000’s, except share data)
ASSETS
Cash and due from banks	$75,428	$33,493
Federal funds sold	137,700	23,600
Cash and cash equivalents	213,128	57,093
Interest bearing deposits in other banks	198	175
Securities:
Available for sale (at estimated fair value)	495,806	431,294
Held to maturity (estimated fair value of $709,033 as of 2007 and $747,507 as of 2006)	713,011	751,948
Loans, net of allowance for loan losses of $15,622 as of 2007 and $16,034 as of 2006	1,547,569	1,577,386
Premises and equipment, net	13,747	13,943
Accrued interest receivable	19,685	22,486
Federal Home Loan Bank of New York stock	34,873	34,523
Intangible assets, net	1,753	2,572
Goodwill	1,380	1,380
Other assets	29,714	30,447
TOTAL ASSETS	$3,070,864	$2,923,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest bearing deposits	$376,824	$294,882
Interest bearing deposits:
NOW accounts	260,978	166,809
Money market accounts	201,355	161,531
Savings deposits	373,500	372,959
Time deposits	823,235	900,188
Total deposits	2,035,892	1,896,369
Accrued interest payable	11,799	12,274
Dividend payable	3,303	3,285
Accrued expenses and other liabilities	11,092	12,884
Securities transactions not yet settled	—	5,000
Securities sold under agreements to repurchase	593,412	606,206
Federal Home Loan Bank of New York advances	126,794	101,809
Subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	51,548	61,858
Total liabilities	2,833,840	2,699,685
Minority-interest in junior preferred stock of consolidated subsidiary	122	126
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value
Authorized shares: 10,000,000; no shares outstanding as of 2007 and 2006	—	—
Common stock, $0.01 par value; authorized shares 50,000,000; issued shares of 23,134,075 as of 2007 and 2006	231	231
Additional paid-in capital	214,104	212,398
Retained earnings	49,944	40,777
Treasury stock at cost, common shares 1,111,663 as of 2007 and 1,232,052 as of 2006	(20,164)	(22,348)
Common stock held for benefit plans	(3,636)	(3,390)
Deferred compensation obligation	3,636	3,390
Accumulated other comprehensive loss	(7,213)	(7,622)
Total stockholders’ equity	236,902	223,436
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,070,864	$2,923,247

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2007	2006
	(000’s, except share data)
INTEREST INCOME:
Interest and fees on loans	$29,198	$27,931
Interest on federal funds sold	659	396
Interest and dividends on securities:
U.S. government agencies	9,839	9,942
Mortgage-backed securities	6,093	5,789
Obligations of states and political subdivisions	1,086	1,037
Corporate and other	38	41
Dividends on Federal Home Loan Bank of New York stock	657	489
Total interest income	47,570	45,625
INTEREST EXPENSE:
Interest on deposits	15,502	12,816
Interest on borrowings	8,406	8,223
Interest on subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	1,195	1,436
Total interest expense	25,103	22,475
NET INTEREST INCOME	22,467	23,150
(Reversal of) provision for credit losses	(11)	37
Net interest income after (reversal of) provision for credit losses	22,478	23,113
NON-INTEREST INCOME:
Service charges and fees	794	826
Other income	1,044	853
Gains on securities transactions	4	426
Total non-interest income	1,842	2,105
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,878	8,363
Occupancy and equipment	1,991	1,995
Advertising and business development	505	666
Professional fees	391	379
Communications	338	337
Amortization of intangibles	272	277
Stationery and printing	143	136
FDIC insurance	64	61
Acquisition costs	2,337	―
Other expense	841	891
Total non-interest expenses	15,760	13,105
Income before income taxes	8,560	12,113
Provision for income taxes	2,758	3,968
NET INCOME	$5,802	$8,145
BASIC EARNINGS PER COMMON SHARE	$0.26	$0.37
DILUTED EARNINGS PER COMMON SHARE	$0.26	$0.36
WEIGHTED AVERAGE COMMON SHARES	22,006,642	21,751,565
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	22,551,734	22,641,540
DIVIDENDS PER COMMON SHARE	$0.15	$0.14

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(000’s, except share data)
INTEREST INCOME:
Interest and fees on loans	$88,109	$80,886
Interest on federal funds sold	2,324	1,018
Interest and dividends on securities:
U.S. government agencies	29,720	29,822
Mortgage-backed securities	16,644	14,549
Obligations of states and political subdivisions	3,472	3,251
Corporate and other	128	131
Dividends on Federal Home Loan Bank of New York stock	1,898	1,270
Total interest income	142,295	130,927
INTEREST EXPENSE:
Interest on deposits	46,898	34,182
Interest on borrowings	24,420	23,223
Interest on subordinated debt issued in connection with corporation-obligated mandatory redeemable capital securities of subsidiary trusts	4,283	4,145
Total interest expense	75,601	61,550
NET INTEREST INCOME	66,694	69,377
(Reversal of) provision for credit losses	693	1,344
Net interest income after (reversal of) provision for credit losses	66,001	68,033
NON-INTEREST INCOME:
Service charges and fees	2,437	2,489
Other income	2,824	2,749
Gains on securities transactions	6	431
Total non-interest income	5,267	5,669
NON-INTEREST EXPENSES:
Salaries and employee benefits	26,414	24,627
Occupancy and equipment	6,093	5,885
Advertising and business development	1,746	1,941
Professional fees	1,312	1,153
Communications	1,030	980
Amortization of intangibles	820	838
Stationery and printing	467	432
FDIC insurance	193	197
Acquisition costs	2,337	―
Other expense	2,919	2,810
Total non-interest expenses	43,331	38,863
Income before income taxes	27,937	34,839
Provision for income taxes	8,880	11,354
NET INCOME	$19,057	$23,485
BASIC EARNINGS PER COMMON SHARE	$0.87	$1.08
DILUTED EARNINGS PER COMMON SHARE	$0.85	$1.03
WEIGHTED AVERAGE COMMON SHARES	21,934,259	21,746,909
ADJUSTED WEIGHTED AVERAGE COMMON SHARES	22,442,760	22,708,031
DIVIDENDS PER COMMON SHARE	$0.45	$0.42

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	(000’s) Nine Months Ended September 30,
	2007		2006
OPERATING ACTIVITIES:
Net income		$19,057	$23,485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses		693	1,344
Depreciation and amortization		2,170	2,554
Amortization of discounts on securities - net		(233)	(181)
Deferred income tax benefit, net		(754)	(385)
Gains on securities transactions		(6)	(431)
Share-based compensation		1,879	868
Income tax benefits from share-based payment arrangements		(294)	(841)
Benefit plan liability		24	21
Decrease in accrued interest receivable		2,801	428
(Decrease) increase in accrued interest payable		(475)	2,078
Increase (decrease) in accrued income tax payable		553	(385)
Other - net		(676)	1,836
Net cash provided by operating activities		24,739	30,391
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale		3	47,413
Proceeds from principal repayments, redemptions and maturities of:
Securities available for sale		41,634	40,486
Securities held to maturity		56,914	18,978
Purchases of securities available for sale		(105,925)	(153,061)
Purchases of securities held to maturity		(22,379)	(9,653)
Net purchases of Federal Home Loan Bank of New York stock		(350)	(3,747)
Net increase in interest bearing deposits in other banks		(23)	(47)
Net decrease (increase) in loans outstanding		29,056	(60,226)
Purchases of premises and equipment		(1,155)	(1,401)
Net cash used for investing activities		(2,225)	(121,258)
FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits, NOW, money market and savings accounts		216,476	118,400
Net (decrease) increase in time deposits, net of withdrawals and maturities		(76,953)	24,435
Net increase (decrease) in securities sold under agreements to repurchase - short-term		6,706	(61,469)
Proceeds from securities sold under agreements to repurchase - long-term		100,000	210,000
Repayment of securities sold under agreement to repurchase - long-term		(119,500)	(92,500)
Proceeds from Federal Home Loan Bank of New York advances - long-term		50,000	100,000
Repayment of Federal Home Loan Bank of New York advances - long term		(25,015)	(70,013)
Redemption of junior preferred stock of consolidated subsidiary		(4)	―
Redemption of corporation-obligated mandatory redeemable capital securities of subsidiary trusts		(10,310)	―
Cash dividends paid		(9,890)	(9,149)
Income tax benefits from share-based payment arrangements		294	841
Proceeds from exercise of common stock options		1,717	1,994
Purchases of treasury stock		—	(3,916)
Net cash provided by financing activities		133,521	218,623
Net increase in Cash and Cash Equivalents		156,035	127,756
Cash and Cash Equivalents, Beginning of Period		57,093	80,935
Cash and Cash Equivalents, End of Period		$213,128	$208,691
Supplemental Disclosures:
Interest paid		$(76,076)	$(59,472)
Income tax payments		$(8,743)	$(11,449)
Amortization of loss on transfer of available for sale securities to held to maturity securities		$(507)	$(507)
Change in shares held in trust for deferred compensation		$(246)	$(164)
Change in deferred compensation obligation		$246	$164
Change in accumulated other comprehensive loss (income)		$409	$(508)
Non-cash purchases of treasury stock related to the exercise of stock options		$—	$(197)
Issuance of treasury stock related to the exercise of stock options	$	―	$653

See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(000’s except share data)

	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2007	21,902,023	$231	$212,398	$40,777	$(22,348)	$(3,390)	$3,390	$(7,622)	$223,436
Net Income				19,057					19,057
Other comprehensive income:
Net unrealized securities gains arising during the period, net of tax of $207								386	386
Reclassification adjustment of net gain for securities sold, net of tax of $2								(4)	(4)
Compensation cost related to The Retirement Plan for Non-Employee Directors, net of tax benefit of $15								27	27
Other comprehensive income								409	409
Total comprehensive income									19,466
Cash dividends:
Common ($0.45 per share)				(9,880)					(9,880)
Junior preferred stock				(10)					(10)
Common stock options exercised and related tax benefit	120,389		(173)		2,184				2,011
Compensation cost related to stock options			1,879						1,879
Deferred compensation obligation						(246)	246		―
Balance at September 30, 2007	22,022,412	$231	$214,104	$49,944	$(20,164)	$(3,636)	$3,636	$(7,213)	$236,902

  See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(000’s except share data)

	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Held for Benefit Plans	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2006	21,713,805	$231	$211,686	$21,654	$(21,670)	$(2,927)	$2,927	$(7,748)	$204,153
Net Income				23,485					23,485
Other comprehensive loss:
Net unrealized securities loss arising during the period, net of tax benefit of $272								(505)	(505)
Reclassification adjustment of net gain for securities sold, net of tax of $2								(3)	(3)
Other comprehensive loss								(508)	(508)
Total comprehensive income									22,977
Cash dividends:
Common ($0.42 per share)				(9,139)					(9,139)
Junior preferred stock				(10)					(10)
Common stock options exercised and related tax benefit	216,186		317		3,171				3,488
Compensation cost related to stock options			868						868
Purchases of treasury stock	(188,822)		(456)		(4,113)				(4,569)
Deferred compensation obligation						(164)	164		―
Balance at September 30, 2006	21,741,169	$231	$212,415	$35,990	$(22,612)	$(3,091)	$3,091	$(8,256)	$217,768

 See notes to condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Principles of Consolidation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (comprised of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2007, the Company’s operations for the three and nine months ended September 30, 2007 and 2006, and the Company’s cash flows and changes in stockholders’ equity for the nine months ended September 30, 2007 and 2006. For purposes of presenting the condensed consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, as well as federal funds sold. Certain reclassifications have been made to prior year accounts to conform to the current year’s presentations.

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

In 2005, 1998 and 1989, the stockholders of the Company approved Director Stock Option Plans (the “Director Plans”) under which options to purchase an aggregate of 2,041,358 shares (after adjustment for stock splits and dividends) of the Company’s common stock may be granted to all non-employee members of the Company’s Board of Directors. There have been options to purchase 292,459 shares (as adjusted for common stock dividends) granted under the 2005 Director Stock Option Plan, and there were options to purchase 232,541 shares (as adjusted for common stock dividends) remaining to be granted at September 30, 2007. No further options may be granted under the 1998 and 1989 Director Stock Option Plans.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the activity in the Director Plans and related information for the nine months ended September 30, 2007 is as follows:

	2007
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($ in 000’s)
Vested outstanding at January 1, 2007	583,884	$14.74
Unvested outstanding at January 1, 2007	97,486	21.88
Outstanding at January 1, 2007	681,370	15.76
Granted	100,162	20.59
Exercised	(24,915)	10.30
Outstanding at September 30, 2007	756,617	16.58	$5,029
Exercisable at September 30, 2007	656,455	$15.97	$4,765
Weighted average fair value of options granted during the nine months ended September 30, 2007		$6.25

A summary of the activity in the Director Plans and Tappan Zee Directors’ Plan and related information for the nine months ended September 30, 2006 is as follows:

	2006
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($ in 000’s)
Vested outstanding at January 1, 2006	558,082	$13.09
Unvested outstanding at January 1, 2006	94,811	20.14
Outstanding at January 1, 2006	652,893	14.11
Granted	97,486	21.88
Exercised	(69,009)	8.79
Outstanding at September 30, 2006	681,370	15.76	$4,290
Exercisable at September 30, 2006	583,884	$14.74	$4,273
Weighted average fair value of options granted during the nine months ended September 30, 2006		$7.38

Under the 1993 and 1984 Incentive Stock Option Plans and the 2005, 2001, and 1997 Employee Stock Option Plans (collectively, the “Employee Stock Option Plans”), both incentive and non-qualified options to purchase an aggregate of 8,288,717 shares (after adjustment for stock splits and stock dividends) of the Company’s common stock were authorized to be granted to key employees of the Company and its subsidiaries. There have been options to purchase 1,038,447 shares (as adjusted for common stock dividends) granted under the 2005 Employee Stock Option Plan, and there were options to purchase 851,553 shares (as adjusted for common stock dividends) remaining to be granted at September 30, 2007. No further options may be granted under the 1993 and 1984 Incentive Stock Option Plans and the 2001 and 1997 Employee Stock Option Plans.

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the activity in the Employee Stock Option Plans and related information for the nine months ended September 30, 2007 is as follows:

	2007
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($ in 000’s)
Vested outstanding at January 1, 2007	1,990,693	$14.96
Unvested outstanding at January 1, 2007	596,539	23.16
Outstanding at January 1, 2007	2,587,232	16.85
Granted	321,669	21.96
Cancelled	(3,205)	21.87
Exercised	(95,474)	15.29
Outstanding at September 30, 2007	2,810,222	17.48	$16,524
Exercisable at September 30, 2007	2,000,376	$15.31	$15,843
Weighted average fair value of options granted
during the nine months ended September 30, 2007		$6.55

A summary of the activity in the Employee Stock Option Plans and Tappan Zee Stock Option Plan and related information for the nine months ended September 30, 2006 is as follows:

	2006
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($ in 000’s)
Vested outstanding at January 1, 2006	2,651,175	$14.16
Unvested outstanding at January 1, 2006	1,560	22.26
Outstanding at January 1, 2006	2,652,735	14.16
Granted	321,586	21.96
Cancelled	(200)	21.93
Exercised	(147,177)	10.77
Expired	(69,858)	22.34
Outstanding at September 30, 2006	2,757,086	15.04	$19,345
Exercisable at September 30, 2006	2,439,267	$14.14	$19,313
Weighted average fair value of options granted
during the nine months ended September 30, 2006		$6.92

For the three months ended September 30, 2007 and 2006, share-based compensation expense under SFAS No. 123R was $0.7 million and $0.4 million, resulting in a decrease in net income of $0.4 million and $0.2 million, a decrease in basic earnings per common share of $0.02 and $0.01, and a decrease in diluted earnings per common share of $0.02 and $0.01, respectively. The income tax benefit related to the share-based compensation cost for both the three months ended September 30, 2007 and 2006 was $0.2 million. For the three months ended September 30, 2007 and 2006, $1.3 million and $0.4 million was received from the exercise of stock options, and $0.2 million and $0.1 million was realized as income tax benefits, respectively.

For the nine months ended September 30, 2007 and 2006, share-based compensation expense under SFAS No. 123R was $1.9 million and $0.9 million, resulting in a decrease in net income of $1.2 million and $0.6 million, a decrease in basic earnings per common share of $0.06 and $0.03, and a decrease in diluted earnings per common share of $0.05 and $0.02, respectively. The income tax benefit related to the share-based compensation cost for the nine months ended September 30, 2007 and 2006 was $0.6 million and $0.3 million, respectively. For the nine months ended September 30, 2007 and 2006, $1.7 million and $2.0 million was received from the exercise of stock options, and $0.3 million and $0.8 million was realized as income tax benefits, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2007, there was $4.8 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. The cost will be recognized over thirty-one months or a lesser period based upon the vesting of these share-based compensation awards. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and is recognized over the options’ vesting period.

The following weighted average assumptions were used for the Director Plans and Employee Stock Option Plans for the nine months ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
Director Plan Assumptions:	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Expected stock price volatility	29.89%	31.31%	30.59%	32.22%
Risk-free interest rate	4.85	5.07	4.96	4.56
Expected dividend yield	2.85	2.43	2.64	2.51
Expected annual forfeitures	1.99	1.70	1.85	1.70
Expected life (in years)	7.92	7.81	7.87	7.75

Employee Plan Assumptions:
Expected stock price volatility	29.92%	30.52%	29.92%	30.54%
Risk-free interest rate	4.78	5.03	4.78	5.03
Expected dividend yield	2.58	2.43	2.58	2.43
Expected annual forfeitures	1.31	1.29	1.31	1.29
Expected life (in years)	7.42	6.86	7.42	6.87

5.	Intangible Assets

The gross carrying amounts of intangible assets acquired in connection with branch and bank acquisitions and a favorable lease were $9.0 million at both September 30, 2007 and December 31, 2006, and accumulated amortization on such intangible assets was $7.3 million and $6.4 million at September 30, 2007 and December 31, 2006, respectively. Intangible assets of $8.4 million are amortized using the straight line method and $0.6 million of an intangible asset is amortized based on a deposit market study performed at the time of acquisition. The intangible amortization expense was $0.3 million and $0.8 million for both the three and nine months ended September 30, 2007 and 2006, respectively. The annual amortization expense for the remaining life of all intangibles will vary throughout the amortization periods.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Earnings Per Common Share (“EPS”)

The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net Income	$5,802	$8,145	$19,057	$23,485
Less: preferred dividends	―	―	10	10
Net income for basic and diluted earnings per common share - net income available to common stockholders	$5,802	$8,145	$19,047	$23,475
Denominator:
Denominator for basic earnings per common share - weighted average shares	22,006,642	21,751,565	21,934,259	21,746,909
Effects of dilutive securities - director and employee stock options	545,092	889,975	508,501	961,122
Denominator for diluted earnings per common share - adjusted weighted average shares	22,551,734	22,641,540	22,442,760	22,708,031
Basic earnings per common share	$0.26	$0.37	$0.87	$1.08
Diluted earnings per common share	0.26	0.36	0.85	1.03

7.	Securities

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

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had gross realized gains on securities transactions of $4,000 and $426,000 during the three months ended September 30, 2007 and 2006, respectively. The Company had gross realized gains on securities transactions of $6,000 and $431,000 during the nine months ended September 30, 2007 and 2006, respectively. The Company did not have realized losses on securities transactions during the three and nine months ended September 30, 2007 and 2006, respectively.

A summary of the amortized cost, estimated fair values, and related gross unrealized gains and losses on securities at September 30, 2007 and December 31, 2006 is as follows:

	(000’s)
September 30, 2007	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,931	$	―	$948	$71,983
Mortgage-backed securities	426,337		2,060	4,954	423,443
Obligations of states and political subdivisions	226		10	―	236
Corporate securities	111		33	―	144
Total securities available for sale	$499,605		$2,103	$5,902	$495,806
Held to Maturity:
U.S. government agencies	$615,398		$121	$5,509	$610,010
Obligations of states and political subdivisions	97,613		1,694	284	99,023
Total securities held to maturity	$713,011		$1,815	$5,793	$709,033

	(000’s)
December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U.S. government agencies	$72,927	$—	$1,027	$71,900
Mortgage-backed securities	361,904	2,027	4,932	358,999
Obligations of states and political subdivisions	230	12	―	242
Corporate securities	109	44	―	153
Total securities available for sale	$435,170	$2,083	$5,959	$431,294
Held to Maturity:
U.S. government agencies	$639,846	$178	$6,033	$633,991
Obligations of states and political subdivisions	112,102	1,800	386	113,516
Total securities held to maturity	$751,948	$1,978	$6,419	$747,507

Available for sale and held to maturity qualified obligations of states and political subdivisions are not subject to Federal income tax.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of gross unrealized losses on securities that are not other-than-temporarily impaired, which have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of September 30, 2007 and December 31, 2006, is as follows:

Securities in an Unrealized Loss Position that are not Other-Than-Temporarily Impaired

	(000’s)
	Less Than 12 Months		12 Months or More		Total
September 30, 2007	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$169,484	$67	$381,513	$6,390	$550,997	$6,457
Mortgage-backed securities	109,467	149	130,496	4,805	239,963	4,954
Obligations of states and political subdivisions	28,509	75	9,792	209	38,301	284
Corporate securities	1	—	—	—	1	—
Total temporarily impaired securities	$307,461	$291	$521,801	$11,404	$829,262	$11,695

	(000’s)
December 31, 2006	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$120,536	$511	$406,325	$6,549	$526,861	$7,060
Mortgage-backed securities	6,550	22	145,583	4,910	152,133	4,932
Obligations of states and political subdivisions	41,195	148	8,914	238	50,109	386
Total temporarily impaired securities	$168,281	$681	$560,822	$11,697	$729,103	$12,378

The Company’s U.S. government agency and mortgage-backed securities that are in an unrealized loss position at September 30, 2007 and December 31, 2006 are credit rated AAA or Aaa by nationally recognized statistical rating organizations. Substantially all obligations of states and political subdivisions are credit rated AAA or Aaa due to insurance, which guarantees the obligations against default, by private insurance companies. At September 30, 2007 and December 31, 2006, approximately $3.1 million and $14.4 million, respectively, of issuances were not rated, substantially all of which were bond or tax anticipation notes from local municipalities.

At September 30, 2007, the number of securities in an unrealized loss position included 20 U.S. government agencies, 35 mortgage-backed securities, and 80 obligations of states and political subdivisions. At December 31, 2006, the number of securities in an unrealized loss position included 17 U.S. government agencies, 29 mortgage-backed securities, and 107 obligations of states and political subdivisions. The temporary impairment on securities of less than 12 months and 12 months or more at September 30, 2007 and December 31, 2006 is due to the higher interest rate environment, as compared to the periods in which the securities were initially purchased. The higher interest rates resulted in a decline in the market value of the securities. The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment. Management does not consider the impairment of the securities to be other than temporary due to the high credit quality or insurance provided by private insurance companies, and the intent and ability of the Company to hold such securities until a forecasted recovery or maturity occurs.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Loans

Nonaccrual loans were $9.7 million and $9.8 million at September 30, 2007 and December 31, 2006, respectively. Restructured loans were $0.1 million at both September 30, 2007 and December 31, 2006. At September 30, 2007 and December 31, 2006, the recorded investment in loans that are considered to be impaired approximated $7.7 million and $9.2 million, respectively. Such loans were also in nonaccrual status at September 30, 2007 and December 31, 2006, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2007 and 2006 and for the year ended December 31, 2006 was $8.4 million, $14.7 million, and $14.1 million, respectively. There was no interest income recognized by the Company on impaired loans for the three and nine months ended September 30, 2007, and $0.2 million and $0.5 million of interest income on impaired loans was recognized for the three and nine months ended September 30, 2006, respectively.

As applicable, each impaired loan has a related allowance for loan losses in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15.” As of September 30, 2007, impaired and nonaccrual loans primarily consisted of one customer relationship. The loans related to this customer relationship, aggregating $7.4 million of commercial loans as of September 30, 2007, involve problems with sources of repayment from operating cash flows. No specific allowance for loan loss was allocated to the impaired loans related to this customer relationship due to the market value of the real estate collateral. The impaired loans mentioned above are also supported by personal guarantees.

Substantially all of the nonaccruing and restructured loans are collateralized by real estate. At September 30, 2007, the Company had and continues to have no commitments to lend additional funds to any customers with nonaccrual or restructured loan balances, with the exception of a commitment to lend an additional $0.1 million with respect to a commercial loan included in the $7.4 million commercial loan relationship described above. At September 30, 2007, accruing loans denoted as potential problem loans, which may result in the loans being placed on nonaccrual status in the near future, were not significant. Accruing loans that are contractually past due 90 days or more at September 30, 2007 were not significant.

9.	Borrowings and Stockholders’ Equity

The Company utilizes short-term and long-term borrowings primarily to meet funding requirements for its asset growth, balance sheet leverage, and to manage its interest rate risk.

Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased, and short-term Federal Home Loan Bank of New York (“FHLB”) advances. Short-term securities sold under agreements to repurchase have original maturities between one and 365 days. The Bank has borrowing availability under master security sale and repurchase agreements through four primary investment firms, the FHLB, and to a lesser extent, its customers. At September 30, 2007 and December 31, 2006, the Bank had no short-term repurchase agreements outstanding with the FHLB or primary investment firms.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2007 and December 31, 2006, the Bank had short-term repurchase agreements with customers of $7.4 million and $0.9 million at a weighted average interest rate of 3.97 percent and 3.83 percent, respectively. These short-term customer borrowings were collateralized by securities with an aggregate carrying value of $7.8 million and an estimated fair value of $7.6 million at September 30, 2007 and an aggregate carrying value and estimated fair value of $0.7 million at December 31, 2006.

Federal funds purchased represent overnight funds. The Bank has federal funds purchase lines available with six financial institutions for a total of $90.0 million. At September 30, 2007 and December 31, 2006, the Bank had no federal funds purchased balances outstanding.

Short-term FHLB advances are borrowings with original maturities between one and 365 days. There were no short-term FHLB advances outstanding at September 30, 2007 and December 31, 2006.

Additional information with respect to short-term borrowings as of and for the nine months ended September 30, 2007 and 2006 is presented in the following table:

	(000’s except percentages)
Short-Term Borrowings	2007	2006
Balance at September 30	$7,412	$863
Average balance outstanding	$2,685	$46,901
Weighted-average interest rate:
As of September 30	3.97%	3.88%
Paid during period	3.95%	4.72%

The Bank had long-term borrowings, which have original maturities of over one year, of $586.0 million and $605.5 million in securities sold under agreements to repurchase at September 30, 2007 and December 31, 2006, respectively. These borrowings have an original term of ten years at interest rates between 2.83 percent and 6.08 percent at September 30, 2007, and between 1.99 percent and 6.08 percent at December 31, 2006 that are callable on certain dates after an initial noncall period at the option of the counterparty to the repurchase agreements. The long-term borrowings in securities sold under agreements to repurchase may not be repaid in full prior to maturity without penalty. As of September 30, 2007, long-term repurchase agreements with the FHLB were collateralized by securities with an aggregate carrying value of $605.0 million and an estimated fair value of $602.9 million. As of December 31, 2006, long-term repurchase agreements with the FHLB were collateralized by securities with an aggregate carrying value of $653.8 million and an estimated fair value of $650.8 million.

At September 30, 2007 and December 31, 2006, long-term FHLB advances totaled $126.8 million and $101.8 million at interest rates between 4.04 percent and 5.99 percent and between 4.05 percent and 5.99 percent, respectively. At September 30, 2007, borrowings totaling $1.8 million consisted of amortizing advances having scheduled payments. Other borrowings totaling $125.0 million have an original term of ten years that are callable on certain dates after an initial noncall period at the option of the counterparty to the advance. Advances at December 31, 2006 included $1.8 million of amortizing advances having scheduled periodic payments and $100.0 million that are callable on certain dates after an initial noncall period at the option of the issuer. The long-term FHLB advances may not be repaid in full prior to maturity without penalty. At September 30, 2007 and December 31, 2006, these borrowings were collateralized by a pledge to the FHLB of a security interest in certain residential mortgage-related assets having an aggregate book value of $156.3 million and $125.6 million, respectively.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2007 a $28.0 million FHLB letter of credit was used as collateral for a New York State governmental deposit. The FHLB letter of credit was collateralized by a pledge to the FHLB of residential mortgage loans at September 30, 2007 having an aggregate book value of $34.5 million. At December 31, 2006, a $20.0 million FHLB letter of credit was used as collateral for a New York State government deposit and collateralized by a pledge to the FHLB of residential mortgage loans having an aggregate book value of $24.7 million.

A summary of long-term, fixed-rate borrowings distributed based upon remaining contractual payment date and expected option call date at September 30, 2007, with comparative totals for December 31, 2006, is as follows:

	(000’s except percentages)
Long-Term Borrowings	Within 1 Year	After 1 But Within 5 Years	After 5 Years	2007 Total	2006 Total
Contractual Payment Date:
Total long-term borrowing	$50,021	$120,096	$542,677	$712,794	$707,309
Weighted average interest rate	5.63%	5.71%	4.13%	4.50%	4.46%
Expected Call Date:
Total long-term borrowing	$131,021	$145,096	$436,677	$712,794	$707,309
Weighted average interest rate	4.01%	5.30%	4.38%	4.50%	4.46%

At September 30, 2007 and December 31, 2006, the Bank held 348,726 and 345,227 shares, respectively, of capital stock of the FHLB with a carrying value of $34.9 million and $34.5 million, respectively, which is required in order to borrow under the short- and long-term advances and securities sold under agreements to repurchase programs from the FHLB. The FHLB generally limits borrowings to an aggregate of 50 percent of total assets upon the prerequisite purchase of additional shares of FHLB stock. Any advances made from the FHLB are required to be collateralized by the FHLB stock and certain other assets of the Bank.

The ability of the Company and Bank to pay cash dividends in the future is restricted by various regulatory requirements. The Company's ability to pay cash dividends to its stockholders is primarily dependent upon the receipt of dividends from the Bank. The Bank's dividends to the Company in any year may not exceed the sum of the Bank's undistributed net income for that year and its undistributed net income for the preceding two years, less any required transfers to additional paid-in capital. In addition, the Bank may not declare and pay dividends more often than quarterly, and no dividends may be declared or paid if there is any impairment of the Bank’s capital stock. At September 30, 2007, the Bank could pay dividends of $36.9 million to the Company without having to obtain prior regulatory approval.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended September 30, 2006, the Company purchased 179,900 shares of its common stock at an aggregate cost of $3.9 million under its 2005 repurchase plan, which expired December 31, 2006. As of September 30, 2007, the Company’s Board of Directors has not authorized a new repurchase plan. For the nine months ended September 30, 2007, there was no common stock acquired in connection with stock option exercises compared to 8,922 shares of common stock acquired for the nine months ended September 30, 2006.

10.	Corporation-Obligated Mandatory Redeemable Capital Securities of Subsidiary Trusts

At September 30, 2007, the Company had outstanding $51.5 million of junior subordinated debt in connection with the issuance of $51.5 million of Capital Securities. Capital Securities are generally permitted to be included in Tier I regulatory capital in an amount not in excess of 25 percent of Tier I Capital, with the remainder included in Total Capital. At September 30, 2007, Tier I Capital totaled $291.1 million, which included $50.0 million of Capital Securities.

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

In the normal course of business, various commitments to extend credit are made that are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2007, the Company had approximately $476.4 million in formal credit lines outstanding, $54.2 million in loan commitments outstanding, which are loans primarily collateralized by real estate, $31.4 million of standby letters of credit outstanding, and $46.2 million of credit card lines outstanding. Such amounts represent the maximum risk of loss on these commitments.

Standby letters of credit are issued to guarantee financial performance or obligations of the Bank’s customers. Generally, standby letters of credit are either partially or fully collateralized by cash, real estate, or other assets. In most cases, personal guarantees are obtained. Standby letters of credit are considered in the Bank’s evaluation of its reserve for unfunded loan commitments.

Effective May 19, 1999, the Company adopted the Retirement Plan for Non-Employee Directors of U.S.B. Holding Co., Inc. and Certain Affiliates (the “Director Retirement Plan”), which is described in Note 17 to the Company’s Consolidated Financial Statements included in the 2006 Annual Report to Stockholders. At September 30, 2007 and December 31, 2006, the Company had a recorded liability of $604,000 and $580,000, respectively, to provide for the present value of payments expected to be made under the Director Retirement Plan. The discount rate used to compute the present value obligation is 5.25 percent for both periods.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company adopted SFAS No. 158, “Employers Accounting for Deferred Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”) as of December 31, 2006. The adoption of SFAS No. 158 required the Company to record the unamortized prior service cost, which is being amortized over the average remaining service period of the current non-employee directors, as a component of accumulated other comprehensive income (loss). Benefit cost for the Director Retirement Plan for the three months ended September 30, 2007 and 2006 was approximately $22,000 and $31,000, of which $8,000 and $7,000 represents current service cost and $14,000 and $24,000 represents prior service cost, respectively. Benefit cost for the Director Retirement Plan for the nine months ended September 30, 2007 and 2006 was approximately $66,000 and $94,000, of which $24,000 and $21,000 represents current service cost and $42,000 and $73,000 represents amortization of prior service cost, respectively.

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

The Company is party to various legal proceedings arising in the ordinary course of business. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early phases, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty, or other relief might be, if any. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the financial statements of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results or cash flows in any future period, depending on the level of income for such period.

U.S.B. HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company provides reserves in accordance with SFAS No. 5, “Accounting for Contingencies,” as required. The ultimate resolution of any legal proceedings may differ from the amounts reserved, if any. As of September 30, 2007, reserves were not required in accordance with SFAS No. 5.

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

The Company operates only in the U.S. domestic market, specifically the lower Hudson Valley, which includes the counties of Rockland, Westchester, Orange, Putnam and Dutchess, New York, as well as New York City and Long Island, New York, and Southern Connecticut and the surrounding area. For the nine months ended September 30, 2007 and 2006, there is no customer that accounted for more than ten percent of the Company’s revenue.

13.	Merger Agreement with KeyCorp

The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of October 22, 2007 among KeyCorp, KYCA LLC, and U.S.B. Holding Co., Inc. (the “Agreement”), pursuant to which the Company will merge into KYCA LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of KeyCorp, in exchange for cash and stock, and the Bank will merge into KeyBank National Association (the “Merger”). Under the terms of the Agreement, stockholders of the Company will be entitled to receive 0.455 shares of KeyCorp common stock and $8.925 in cash for each share of Company common stock that they own. Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, the approval of the Agreement by the Company’s stockholders and the receipt of all required bank regulatory approvals.

On November 2, 2007, the Merger was approved by the Federal Reserve Board. A special meeting of stockholders of the Company has been set for November 28, 2007 for stockholders of record on October 22, 2007 to vote on the Merger. For both the three and nine months ended September 30, 2007, the Company incurred $2.3 million of acquisition costs related to the Merger. The acquisition costs primarily consisted of investment banker and legal fees.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “intend,” “should,” “ “would,” “could,” “may,” “planned,” “estimated,” “potential,” “outlook,” “predict,” “project” and similar terms and phrases, including references to assumptions.

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

MERGER AGREEMENT WITH KEYCORP

The Company has entered into an Amended and Restated Agreement and Plan of Merger dated October 22, 2007 among KeyCorp, KYCA LLC, and U.S.B. Holding Co., Inc. (the “Agreement”), pursuant to which the Company will merge into KYCA LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of KeyCorp, in exchange for cash and stock, and the Bank will merge into KeyBank National Association (the “Merger). Under the terms of the Agreement, stockholders of the Company will be entitled to receive 0.455 shares of KeyCorp common stock and $8.925 in cash for each share of Company common stock that they own. Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, the approval of the Agreement by the Company’s stockholders and the receipt of all required bank regulatory approvals.

On November 2, 2007, the Merger was approved by the Federal Reserve Board. A special meeting of stockholders of the Company has been set for November 28, 2007 for stockholders of record on October 22, 2007 to vote on the Merger. For both the three and nine months ended September 30, 2007, the Company incurred $2.3 million of acquisition costs related to the Merger. The acquisition costs primarily consisted of investment banker and legal fees.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company’s primary business is obtaining deposits through its retail branch system, and commercial and municipal relationships, and lending to both a retail and commercial customer base. A substantial amount of loans are collateralized by real estate, including construction projects. The Bank’s residential mortgage portfolio does not contain sub-prime loans and, therefore, has not been affected by the sub-prime loan market. The Company also acquires triple-A credit rated securities and obligations of local municipalities to invest deposits in excess of loan production and borrows on a wholesale basis to leverage capital and manage interest rate risk. The credit quality of the Company’s securities portfolio has not been affected by the sub-prime loan market. The Company operates through its 30 full service branches (31 full service branches as of September 30, 2007 before the closing of the Bank’s Chestnut Ridge office located in Rockland County, New York) and its four loan centers in Rockland, Westchester, and Orange counties, and New York City in New York and Stamford, Connecticut.

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

The Company’s core revenue, net interest income, has been adversely affected during the nine months ended September 30, 2007 by a decrease in the net interest margin as a result of a reduction in interest rate spreads between interest earning assets and interest bearing liabilities compared to the 2006 period and pricing pressures from increased competition for loans and deposits. Ongoing pricing pressures on deposits and loans in the Company’s marketplace could continue to negatively affect net interest income by causing the net interest margin to compress further.

Also significant to the Company’s net income and earnings per common share is the ability to generate quality interest earning assets in the form of loans and securities at reasonable interest rate spreads to maintain or increase net interest income. Increasing the Company’s interest earning assets is challenging as a result of intense competition for loans, and difficulty in obtaining acceptable yields and structures on security investments, while managing interest rate risk. In addition, loan prepayments, particularly on commercial mortgage loans, also impact the Company’s ability to increase interest earning assets.

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

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

At September 30, 2007, the Company had total assets of $3,070.9 million, an increase of $147.6 million from December 31, 2006. The increase in total assets was primarily due to increases in cash and due from banks, federal funds sold, and the securities portfolio. The increase in cash and due from banks and federal funds sold was primarily due to receipt of seasonal tax deposits from local municipalities.

The securities portfolio, including investments in FHLB stock, totaled $1,243.7 million and $1,217.8 million at September 30, 2007 and December 31, 2006, respectively, an increase of $25.9 million during the nine months ended September 30, 2007. The securities portfolio consisted of securities held to maturity at amortized cost of $713.0 million and $751.9 million, securities available for sale at estimated fair value totaling $495.8 million and $431.3 million, and FHLB stock of $34.9 million and $34.5 million at September 30, 2007 and December 31, 2006, respectively.

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

Generally, most securities may be used to collateralize borrowings and public deposits. As a result, the investment portfolio is an integral part of the Company’s funding strategy. The Company will continue to seek opportunities in utilizing the investment portfolio to invest excess cash flow and leverage capital, while managing interest rate risk. The weighted average life of the investment portfolio at September 30, 2007 and December 31, 2006 was 6.48 years and 7.87 years, respectively.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the nine months ended September 30, 2007, U.S. government agency securities decreased $24.4 million due primarily to redemptions of $25.0 million, partially offset by an increase of $0.5 million in amortization of the loss on transfer of available for sale securities to held to maturity and an increase of $0.1 million in estimated fair value of available for sale securities. U.S. government agency securities of $687.3 million as of September 30, 2007 consisted of fixed-rate securities with longer-term maturities and call options by the issuer to increase yield. Mortgage-backed securities increased by $64.4 million primarily due to purchases of $105.9 million and an increase of $0.1 million in discount accretion, partially offset by principal paydowns of $41.6 million. The Bank’s investment in obligations of states and political subdivisions, or municipal securities, decreased by $14.5 million. This was primarily due to maturities and redemptions of $31.9 million, partially offset by purchases of $17.4 million. Municipal securities are considered core investments having favorable tax equivalent yields and diversified maturities. These obligations are principally of New York State political subdivisions and substantially all are classified as held to maturity. Purchases of municipal securities are dependent upon their availability in the marketplace and the comparative tax equivalent yields of such securities compared to other securities of similar credit risk and maturity.

The Company invests in medium-term corporate debt securities and bank and other equity securities. The Company had outstanding balances in corporate securities of $0.1 million and $0.2 million at September 30, 2007 and December 31, 2006, respectively, consisting of bank and other equity securities.

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

At September 30, 2007, total loans, net were $1,547.6 million, a net decrease of $29.8 million or 1.9 percent compared to December 31, 2006. A summary of the decrease in total loans, net at September 30, 2007 compared to December 31, 2006 is as follows:

		(000’s)
	September 30, 2007	December 31, 2006	Increase/ (Decrease)
Time and demand loans	$135,372	$140,416	$(5,044)
Installment loans	25,415	28,621	(3,206)
Credit Card	7,581	7,444	137
Real Estate
- Commercial	556,543	572,622	(16,079)
- Residential	290,553	293,370	(2,817)
- Construction and real estate secured	461,260	465,463	(4,203)
- Home equity	83,316	82,452	864
Other	4,413	5,280	(867)
Gross loans	1,564,453	1,595,668	(31,215)
Deferred net loan commitment fees	(1,262)	(2,248)	986
Total loans	1,563,191	1,593,420	(30,229)
Allowance for loan losses	(15,622)	(16,034)	412
Total loans, net	$1,547,569	$1,577,386	$(29,817)

In the normal course of business, various commitments to extend credit are made that are not reflected in the accompanying condensed consolidated financial statements. The Company had approximately $476.4 million in formal credit lines outstanding, $54.2 million in loan commitments outstanding, which are loans primarily collateralized by real estate, $31.4 million of standby letters of credit outstanding, and $46.2 million of credit card lines outstanding. Such amounts represent the maximum risk of loss on these commitments. Management considers its liquid resources to be adequate to fund loans in the foreseeable future, principally by utilizing excess funds temporarily placed in federal funds sold, increasing deposits and borrowings, and receiving proceeds from loan and security repayments.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's allowance for loan losses decreased $0.4 million to $15.6 million at September 30, 2007 from $16.0 million at December 31, 2006. The decrease in the allowance for loan losses was due to charge-offs of $1.2 million of nonperforming loans, as well as improved factors applied to other loan classifications. The allowance represents 1.00 percent and 1.01 percent of total loans outstanding at September 30, 2007 and December 31, 2006, respectively.

The allowance for loan losses and reserve for unfunded loan commitments and standby letters of credit reflect a provision of $0.7 million and net charge-offs of $1.2 million recorded for the nine months ended September 30, 2007. The reserve for unfunded loan commitments and standby letters of credit of $1.0 million at September 30, 2007 and $1.1 million at December 31, 2006 is included in other liabilities. At September 30, 2007, accruing loans denoted as potential problem loans, which may result in the loans being placed on nonaccrual status in the near future, were not significant.

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

The provisions for credit losses established for the nine months ended September 30, 2007 and 2006, and the related allowance and reserve, reflect net charge-offs incurred and risks with respect to real estate, time and demand, installment, credit card, and other loans, as well as the effect of the real estate market and general economic conditions of the New York Metropolitan area on the loan portfolio. Management believes the allowance and the reserve at September 30, 2007 appropriately reflect the risk elements inherent in the total credit portfolio at that time. There is no assurance that the Company will not be required to make future adjustments to the allowance or the reserve in response to changing economic conditions or regulatory examinations.

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

Total deposits increased $139.5 million, or 7.4 percent, for the nine months ended September 30, 2007 to $2,035.9 million. The total deposit increase resulted from net increases in retail and commercial deposits of $20.1 million and municipal deposits of $173.4 million, partially offset by a decrease in brokered deposits of $54.0 million.

A summary of the increase in total deposits at September 30, 2007 compared to December 31, 2006 is as follows:

	September 30, 2007	(000’s) December 31, 2006	Increase/ (Decrease)
Non-interest bearing deposits:
Individuals, partnerships, and corporations	$258,678	$269,468	$(10,790)
Certified and official checks	19,256	14,753	4,503
States and political subdivisions	98,890	10,661	88,229
Total non-interest bearing deposits	376,824	294,882	81,942
Interest bearing deposits:
NOW accounts	98,683	110,386	(11,703)
Money market accounts	181,102	139,052	42,050
Savings deposits	371,185	370,034	1,151
States and political subdivisions - NOW, money market, and savings deposits	184,863	81,827	103,036
Time deposits of individuals, partnerships, corporations under $100,000	374,163	378,631	(4,468)
Time deposits of individuals, partnerships, corporations over $100,000	209,543	214,039	(4,496)
Brokered time deposits	―	54,000	(54,000)
States and political subdivisions - time deposits	143,799	161,660	(17,861)
IRAs and Keoghs	95,730	91,858	3,872
Total interest bearing deposits	1,659,068	1,601,487	57,581
Total deposits	$2,035,892	$1,896,369	$139,523

The increase in municipal deposits was primarily due to temporary seasonal tax deposits received during the end of the 2007 third quarter. The increase in retail and commercial deposits at September 30, 2007 was primarily due to the Bank offering competitively priced tiered money market deposits. The decrease in brokered deposits was a result of maturities during the first six months of 2007. The brokered deposits were not renewed as a result of alternative sources of funding (i.e., wholesale borrowings and municipal deposits) being more competitively priced.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As the amounts of deposits change and earning assets increase or decrease, the Bank will manage its funding with short-term borrowings. Short-term borrowings provide management with the ability to react to changes in levels of earning assets. As of September 30, 2007, the Bank did not have any FHLB short-term borrowings as a result of an increase in municipal deposits. Management will continue to evaluate the interest rate environment in order to determine the most effective combination of borrowings and deposits.

Stockholders' equity increased to $236.9 million at September 30, 2007 from the December 31, 2006 balance of $223.4 million, an increase of 6.0 percent. The increase primarily resulted from: $19.1 million of net income for the nine months ended September 30, 2007; $2.0 million of stock options exercised and related tax benefit; $1.9 million of compensation cost related to stock options; and $0.4 million in accumulated other comprehensive income; partially offset by cash dividends paid of $9.9 million.

The Company's leverage ratio at September 30, 2007 was 9.65 percent, compared to 9.75 percent at December 31, 2006. The decrease in the Company’s leverage capital ratio is due primarily to the redemption of USB Statutory Trust III Capital Securities, partially offset by an increase in stockholders’ equity, excluding accumulated other comprehensive loss, for the nine months ended September 30, 2007. The Company's Tier I and total capital ratios under applicable risk-based capital guidelines were 16.02 percent and 16.93 percent at September 30, 2007, and 15.43 percent and 16.34 percent at December 31, 2006, respectively. In addition, the Bank exceeded all current regulatory capital requirements and was in the “well-capitalized” category at September 30, 2007 and December 31, 2006.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Earnings

Net income for the three months ended September 30, 2007 was $5.8 million compared to $8.1 million for the three months ended September 30, 2006, a decrease of $2.3 million, or 28.8 percent. Diluted earnings per common share for the quarter ended September 30, 2007 was $0.26 compared to $0.36 for the prior year period, a decrease of 27.8 percent. The Company’s third quarter 2007 net income resulted in a 9.97 percent return on average common stockholders’ equity and a 0.77 percent return on average total assets, as compared to 15.27 percent and 1.13 percent, respectively, for the 2006 third quarter.

Net income for the nine months ended September 30, 2007 was $19.1 million compared to $23.5 million for the nine months ended September 30, 2006, a decrease of $4.4 million, or 18.9 percent. Diluted earnings per common share for the quarter ended September 30, 2007 was $0.85 compared to $1.03 for the prior year period, a decrease of 17.5 percent. The Company’s nine months ended September 30, 2007 net income resulted in a 11.08 percent return on average common stockholders’ equity and a 0.85 percent return on average total assets, as compared to 14.94 percent and 1.11 percent, respectively, for the 2006 period.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A discussion of the factors impacting the changes in the various components of net income follows.

Net Interest Income

Net interest income, the difference between interest income and interest expense, is the most significant component of the Company’s consolidated earnings. Net interest income is positively impacted by a combination of increases in interest earning assets over interest bearing liabilities and an increase in the net interest spread between interest earning assets and interest bearing liabilities. Net interest income is adversely impacted by a combination of decreases in interest earning assets over interest bearing liabilities and a decrease in the net interest spread between interest earning assets and interest bearing liabilities. For the three months ended September 30, 2007, net interest income decreased $0.7 million, or 3.0 percent, to $22.5 million compared to $23.2 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, net interest income decreased $2.7 million, or 3.9 percent, to $66.7 million compared to $69.4 million for the nine months ended September 30, 2006.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the average balances and interest yield/rates for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is as follows:
	(000’s, except percentages) For the three months ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Interest earning assets:
Federal funds sold	$50,400	$659	5.12%	$30,029	$396	5.16%
Securities:
U.S. government agencies	703,969	9,839	5.59	712,931	9,943	5.58
Mortgage-backed securities	434,083	6,093	5.61	410,217	5,780	5.64
Obligations of states and political subdivisions	103,634	1,659	6.40	98,589	1,595	6.47
Corporate securities, FHLB stock, and other securities	37,514	695	7.41	36,930	538	5.83
Loans, net	1,577,360	29,213	7.33	1,493,654	27,976	7.47
Total interest earning assets	2,906,960	48,158	6.52%	2,782,350	46,228	6.61%
INTEREST BEARING LIABILITIES
Deposits:
NOW	$185,466	$781	1.67%	$166,551	$497	1.20%
Money market	208,295	1,772	3.38	177,596	1,209	2.73
Savings	397,062	2,598	2.60	405,041	2,367	2.34
Time	855,257	10,351	4.79	799,036	8,743	4.33
Total interest bearing deposits	1,646,080	15,502	3.70	1,548,224	12,816	3.27
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	734,441	8,406	4.48	717,994	8,223	4.53
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	51,548	1,195	9.27	61,858	1,436	9.29
Total interest bearing liabilities	2,432,069	25,103	4.05%	2,328,076	22,475	3.82%
NET INTEREST INCOME		$23,055			$23,753
NET YIELD ON INTEREST EARNING ASSETS (NET INTEREST MARGIN)			3.17%			3.41%

The data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35 percent. The effect of the tax equivalent adjustment to interest income on total interest earning assets was $0.6 million for the three months ended September 30, 2007 and 2006. The estimated fair value adjustment on the available for sale securities is included in non-interest earning assets. Non accruing loans are included in average balances of loans, net. The net amortization of loan commitment fees, net of certain direct loan origination costs of $0.5 million and $0.6 million for the three months ended September 30, 2007 and 2006, respectively, are included in interest income on loans, net.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the average balances and interest yield/rates for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is as follows:

	(000’s, except percentages) For the nine months ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Interest earning assets:
Federal funds sold	$59,299	$2,324	5.17%	$27,472	$1,018	4.89%
Securities:
U.S. government agencies	709,911	29,720	5.58	712,283	29,822	5.58
Mortgage-backed securities	396,570	16,644	5.60	357,793	14,549	5.42
Obligations of states and political subdivisions	109,809	5,267	6.40	104,147	5,001	6.40
Corporate securities, FHLB stock, and other securities	37,024	2,026	4.10	35,454	1,401	5.28
Loans, net	1,596,831	88,154	7.31	1,486,081	81,023	7.22
Total interest earning assets	2,909,444	144,135	6.59%	2,723,230	132,814	6.49%

INTEREST BEARING LIABILITIES
Deposits:
NOW	$194,182	$2,670	1.84%	$184,803	$1,790	1.29%
Money market	189,218	4,630	3.27	156,816	2,598	2.22
Savings	399,299	7,710	2.58	420,733	6,668	2.12
Time	887,291	31,888	4.79	775,008	23,126	3.98
Total interest bearing deposits	1,669,990	46,898	3.75	1,537,360	34,182	2.97
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	718,884	24,420	4.48	685,705	23,223	4.47
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	58,195	4,283	9.81	61,858	4,145	8.93
Total interest bearing liabilities	2,447,069	75,601	4.10%	2,284,923	61,550	3.58%
NET INTEREST INCOME		$68,534			$71,264
NET YIELD ON INTEREST EARNING ASSETS (NET INTEREST MARGIN)			3.14%			3.49%

The data contained herein has been adjusted to a tax equivalent basis, based on the Federal statutory tax rate of 35 percent. The effect of the tax equivalent adjustment to interest income on total interest earning assets was $1.8 million and $1.9 million for the nine months ended September 30, 2007 and 2006, respectively. The estimated fair value adjustment on the available for sale securities is included in non-interest earning assets. Non accruing loans are included in average balances of loans, net. The net amortization of loan commitment fees, net of certain direct loan origination costs of $1.5 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively, are included in interest income on loans, net.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the dollar amount of changes in interest income, interest expense, and net interest income between the three and nine months ended September 30, 2007 and 2006 on a tax equivalent basis:

	For the three months ended September 30, 2007 compared to 2006			For the nine months ended September 30, 2007 compared to 2006
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
INTEREST INCOME:
Federal funds sold	$284	$(21)	$263	$1,245	$61	$1,306
Securities	293	137	430	1,855	1,029	2,884
Loans, net	4,061	(2,824)	1,237	6,109	1,022	7,131
Total interest earning assets	4,638	(2,708)	1,930	9,209	2,112	11,321

INTEREST EXPENSE:
Interest bearing deposits	872	1,814	2,686	3,144	9,572	12,716
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	608	(425)	183	1,144	53	1,197
Subordinated debt issued in connection with corporation - obligated mandatory redeemable capital securities of subsidiary trusts	(238)	(3)	(241)	(357)	495	138
Total interest bearing liabilities	1,242	1,386	2,628	3,931	10,120	14,051
Decrease in interest differential	$3,396	$(4,094)	$(698)	$5,278	$(8,008)	$(2,730)

The decrease in net interest income for the three and nine months ended September 30, 2007 resulted primarily from decreases in the net interest spread and margin on a tax equivalent basis. The decreases in the net interest margin on a tax equivalent basis were primarily due to the rates on interest bearing liabilities increasing more rapidly than the yields on interest earning assets due to competitive pressures on loan and deposit pricing. The decrease was partially offset by increases in average volume on interest earning assets. As of September 30, 2007, the Company’s balance sheet is in a liability interest rate sensitive position.

The net interest margin may continue to be negatively affected if interest rate spreads between interest earning assets and interest bearing liabilities continue to narrow. Also, pricing pressures on deposits and loans in the Company’s marketplace could continue to negatively effect net interest income by causing the net interest margin to compress further.

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

Provision for Credit Losses

The decrease in the provision for credit losses of $48,000 for the three months ended September 30, 2007 compared to the 2006 period was primarily due to a reversal of the reserve for unfunded loan commitments in other liabilities. The provision for credit losses for the nine months ended September 30, 2007 decreased to $693,000 compared to $1,344,000 for 2006 primarily due to the elimination of a specific reserve that was required for one non-performing real estate construction loan outstanding during 2006. The ratio of allowance for loan losses to total loans at September 30, 2007, December 31, 2006, and September 30, 2006 was 1.00 percent, 1.01 percent, and 1.03 percent, respectively. The ratio of non-performing assets to total assets at September 30, 2007 was 0.31 percent compared to 0.34 percent and 0.12 percent at December 31, 2006 and September 30, 2006, respectively. During the three and nine months ended September 30, 2007, net charge-offs totaled $0.8 million and $1.2 million compared to $0.1 million and $0.4 million for the 2006 period, respectively. Net charge-offs during the nine months ended September 30, 2007 primarily consisted of $0.4 million related to one non-performing real estate construction loan (charged-off during the 2007 first quarter) and $0.6 million related to one non-performing business loan (charged-off during the 2007 second quarter).

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans were $9.7 million and $3.7 million at September 30, 2007 and 2006, respectively, compared to $9.8 million at December 31, 2006. Total nonaccrual loans at September 30, 2007 primarily consisted of one customer relationship with commercial loans aggregating $7.4 million. The loans involve problems with sources of repayment from operating cash flows. The loans are also supported by personal guarantees. No specific allowance for loan loss was allocated to these impaired loans due to the market value of the real estate collateral. Restructured loans were $0.1 million at September 30, 2007, December 31, 2006, and September 30, 2006.

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

Net income is adversely impacted by the level of non-performing assets caused by the deterioration of borrowers’ ability to meet scheduled interest and principal payments. In addition to foregone revenue, the Company must increase the level of its provision for credit losses and incur collection and other costs associated with the management and disposition of foreclosed properties. A substantial portion (89.0 percent at September 30, 2007) of total loans of the Company is collateralized by real estate, primarily located in the New York Metropolitan area. Accordingly, the collectibility of the loan portfolio of the Company is subject to changes in the real estate market in which the Company operates.

Non-Interest Income

Non-interest income decreased for the three months ended September 30, 2007 to $1.8 million and for the nine months ended September 30, 2007 to $5.3 million compared to $2.1 million and $5.7 million for the 2006 periods, respectively. The decrease for both the September 30, 2007 three and nine month periods compared to the 2006 periods was primarily due to gains on securities transactions from the sale of $47.0 million of collateralized mortgage obligations in the 2006 third quarter, partially offset by an increase in prepayment loan fees in the 2007 periods.

Non-Interest Expenses

Non-interest expenses increased $2.7 million, or 20.3 percent, and $4.5 million, or 11.5 percent, to $15.8 million and $43.3 million for the three and nine months ended September 30, 2007, respectively. The increase in non-interest expenses for the three months ended September 30, 2007 was primarily due to increases in salaries and employee benefits expense and acquisition costs. The increase in non-interest expenses for the nine months ended September 30, 2007 was primarily due to increases in salaries and employee benefits, occupancy and equipment expense, professional fees, and acquisition costs.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salaries and employee benefits expense, the largest component of non-interest expense, increased by $515,000, or 6.2 percent, and $1,787,000, or 7.3 percent, to $8.9 million and $26.4 million, during the three and nine months ended September 30, 2007 compared to the 2006 periods, respectively. The increases for the three and nine months ended September 30, 2007 were primarily due to an increase in stock option expense, payroll expense, medical benefit costs, and a lower level of deferred salaries and employee benefits expense related to loan originations with commitment fees. The increase was partially offset by lower levels of incentive compensation expense.

Changes in non-interest expense for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 were also primarily due to the following:

•
Decrease of $4,000 (0.2 percent) and an increase of $208,000 (3.5 percent) in occupancy and equipment expense. The increase for the nine month period primarily reflects higher utility cost expense and property taxes from the opening of branch locations and maintenance contracts on new equipment purchased.

•
Decreases of $161,000 (24.2 percent) and $195,000 (10.0 percent) in advertising and business development expense. The decreases primarily reflect decreases in sponsorship events and lower radio and television advertising costs.

•
Increases of $12,000 (3.2 percent) and $159,000 (13.8 percent) in professional fees. The increases were primarily due to higher legal fees related to a previous non-performing real estate construction loan held by the Bank’s wholly-owned subsidiary, Dutch Hill Realty Corp., as well as higher audit and legal fees for Securities and Exchange Commission compliance.

•	Increase of $2.3 million in acquisition costs for both periods. The increase was primarily due to investment banker and legal fees related to the Company’s pending merger with KeyCorp.

•
Decrease of $50,000 (5.6 percent) and an increase of $109,000 (3.9 percent) in other expense. The decrease for the three month period is primarily due to reductions in travel and training expense and the charitable contribution made by the Bank to the U.S.B. Foundation. The increase for the nine month period was primarily due to higher credit card related expenses and outside printing costs and a lower level of deferred expenses related to loan originating, partially offset by lower expenses for courier runs to Bank locations.

U.S.B. HOLDING CO., INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2007 was 32.2 percent and 31.8 percent compared to 32.8 percent and 32.6 percent for the 2006 periods, respectively. The effective income tax rate for both the 2007 and 2006 periods reflects nontaxable income from municipal bonds.

As a result of a reduction in taxable income for New York State tax purposes, the Company has established a valuation allowance that reduces the New York State net deferred tax asset to the amount management believes will more likely than not be realized. At September 30, 2007, December 31, 2006, and September 30, 2006, the valuation allowance was $4.8 million, $3.7 million, and $3.6 million, respectively. As of September 30, 2007, the New York State deferred tax asset, net of state deferred tax liabilities, is fully reserved by the valuation allowance.

The Company adopted FIN No. 48 on January 1, 2007. For more information on the Company’s unrecognized income tax benefits identified under FIN No. 48, see Note 3 to the condensed consolidated financial statements.

U.S.B. HOLDING CO., INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments as a result of adverse changes in market indices such as interest rates, foreign currency exchange rates, and commodity prices. Quantitative and qualitative disclosures about market risk at December 31, 2006 were reported in the Company’s 2006 Annual Report to Stockholders. There were no material changes in the Company’s market risk exposures at September 30, 2007 compared to December 31, 2006. Interest rate risk continues to be the Company’s primary market risk exposure since substantially all Company transactions are denominated in U.S. dollars with no direct foreign currency exchange or changes in commodity price exposures. Substantially all market risk sensitive instruments continue to be held to maturity or available for sale with no significant financial instruments entered into or acquired for trading purposes. The Company does not use derivative financial instruments such as interest rate swaps and caps and has not been party to any derivative financial instruments during the nine months ended September 30, 2007.

The Company continues to use two methods to evaluate its sensitivity to changes in interest rates, a “Static Gap” evaluation and a simulation analysis of the impact of changes in interest rates on the Company’s net interest income and cash flow. There have been no changes in the Company’s policy limit of acceptable variances to net interest income at September 30, 2007 as compared to December 31, 2006. The Company’s “Static Gap” at September 30, 2007 was a negative cumulative gap of $339.0 million in the one-year time frame compared to a negative cumulative gap of $391.8 million at December 31, 2006. If interest rates were to gradually increase 200 basis points or decrease 200 basis points from current rates, the percentage change in estimated net interest income for the subsequent twelve month measurement period would continue to be within the Company’s policy limit of not changing by more than 5.0 percent.

U.S.B. HOLDING CO., INC.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of September 30, 2007. The Chief Executive Officer and Chief Financial Officer have each concluded, based on their review, that as of September 30, 2007, the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors disclosed in the Company’s 2006 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K, please see the risk factors included in the proxy statement dated October 23, 2007 and as filed with the Securities and Exchange Commission by the Company on October 26, 2007.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

(2) (a)
Amended and Restated Agreement and Plan of Merger dated as of October 22, 2007 among KeyCorp, KYCA LLC, and U.S.B. Holding, Co., Inc. (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on October 26, 2007).

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

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2007.

 U.S.B. HOLDING CO., INC.

/s/ Thomas E. Hales	/s/ Thomas M. Buonaiuto
Thomas E. Hales	Thomas M. Buonaiuto
Chairman of the Board,	Executive Vice President,
Chief Executive Officer, and Director	Chief Financial Officer, and
Assistant Secretary (Principal Financial and Accounting Officer)